Form 10-Q
period 2015-06-30
PayPal Holdings, Inc.
filed 2015-07-29
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 000-24821

PayPal Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2989869
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2211 North First Street San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)
(408) 967-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]

As of July 23, 2015, there were 1,218,735,605 of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEET

	June 30, 2015	December 31, 2014
	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,562	$2,201
Short-term investments	1,846	29
Accounts receivable, net	81	65
Loans and interest receivable, net	3,152	3,586
Funds receivable and customer accounts	11,386	10,612
Notes and receivables from affiliates	103	694
Other current assets	583	378
Total current assets	19,713	17,565
Long-term investments	2,258	31
Property and equipment, net	1,291	922
Goodwill	3,409	3,189
Intangible assets, net	186	156
Other assets	54	54
Total assets	$26,911	$21,917
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188	$115
Funds payable and amounts due to customers	11,386	10,612
Notes and payables to affiliates	102	1,093
Accrued expenses and other current liabilities	877	1,434
Income taxes payable	31	29
Total current liabilities	12,584	13,283
Long-term liabilities	1,587	386
Total liabilities	14,171	13,669
Commitments and contingencies (Note 10)
Equity:
Accumulated other comprehensive income	24	110
Net parent investment	12,716	8,138
Total equity	12,740	8,248
Total liabilities and equity	$26,911	$21,917
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
	(Unaudited)
Net revenues	$2,297	$1,983	$4,434	$3,857
Operating expenses:
Transaction expense	634	525	1,209	1,039
Transaction and loan losses	185	144	363	273
Customer support and operations	308	263	583	518
Sales and marketing	245	253	481	468
Product development	241	221	465	419
General and administrative	135	122	273	237
Depreciation and amortization	150	125	291	255
Restructuring	1	—	49	—
Total operating expenses	1,899	1,653	3,714	3,209
Operating income	398	330	720	648
Other income (expense), net	1	(4)	—	(10)
Income before income taxes	399	326	720	638
Income tax expense	94	45	160	739
Net income/(loss)	$305	$281	$560	$(101)

Net income (loss) per share:
Basic	$0.25	$0.23	$0.46	$(0.08)
Diluted	$0.25	$0.23	$0.46	$(0.08)

Weighted average shares:
Basic	1,218	1,218	1,218	1,218
Diluted	1,224	1,224	1,224	1,218
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
	(Unaudited)
Net income (loss)	$305	$281	$560	$(101)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	9	(2)	(24)	(2)
Unrealized losses on investments, net	(2)	—	(2)	—
Unrealized gains (losses) on hedging activities, net	(124)	11	(60)	21
Tax expense on unrealized gains (losses) on hedging activities, net	(1)	—	—	(3)
Other comprehensive income (loss), net of tax	(118)	9	(86)	16
Comprehensive income (loss)	$187	$290	$474	$(85)
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$560	$(101)
Adjustments:
Transaction and loan losses	363	273
Depreciation and amortization	291	255
Stock-based compensation	162	143
Deferred income taxes	92	695
Excess tax benefits from stock-based compensation	(16)	(33)
Premium received on sale of principal loans receivable held for sale	(30)	—
Changes in assets and liabilities:
Accounts receivable	(13)	1
Notes and receivable from affiliates, net	42	(87)
Changes in principal loans receivable held for sale, net	4	—
Accounts payable	38	27
Notes payable to affiliates	(121)	(43)
Income taxes payable and other tax liabilities	35	9
Other assets and liabilities	(241)	(154)
Net cash provided by operating activities	1,166	985
Cash flows from investing activities:
Purchases of property and equipment	(425)	(196)
Proceeds from sales of property and equipment	11	—
Changes in principal loans receivable, net	408	(233)
Purchases of investments	(4,465)	(24)
Maturities and sales of investments	417	381
Acquisitions, net of cash acquired	(273)	(1)
Notes and receivables from affiliates	575	(377)
Net cash used in investing activities	(3,752)	(450)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	16	33
Contribution from parent	3,829	11
Repayments under financing arrangements, net	(873)	(87)
Funds receivable and customer accounts	(774)	(774)
Funds payable and amounts due to customers	774	774
Net cash provided by (used in) financing activities	2,972	(43)
Effect of exchange rate changes on cash and cash equivalents	(25)	—
Net increase in cash and cash equivalents	361	492
Cash and cash equivalents at beginning of period	2,201	1,604
Cash and cash equivalents at end of period	$2,562	$2,096
Supplemental cash flow disclosures:
Cash paid for interest	$12	$9
Cash paid for income taxes	$31	$25
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies
Overview and Organization
PayPal Holdings, Inc. ("PayPal", the "Company", "we", "us", or "our") was incorporated in Delaware in January 2015 and is a leading technology platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. We put our customers at the center of everything we do. We strive to become the most convenient and trusted way for consumers, merchants, friends and family to move and manage money anywhere in the world, anytime and through any device (e.g. mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions across our Payments Platform, including PayPal, PayPal Credit, Venmo and Braintree products.
We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. Government regulation impacts key aspects of our business, and we are subject to regulations that affect the payments industry in the many countries in which we operate. Changes in or non-compliance with laws and regulations, changes in the interpretation of laws and regulations, and the enactment of new laws and regulations applicable to us could have a material adverse impact on our business, results of operations and financial condition. Therefore, we monitor these areas closely to maintain a compliant system for our customers who depend on us.

Significant Accounting Policies

Basis of Presentation and Principles of Combination and Consolidation
PayPal's Registration Statement on Form 10, as amended ("Form 10"), was declared effective by the U.S. Securities and Exchange Commission ("SEC") on June 29, 2015. On July 17, 2015, PayPal became an independent publicly-traded company through the pro rata distribution by eBay Inc. ("eBay") of 100 percent of the outstanding common stock of PayPal to eBay stockholders (the "separation"). Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began "regular way" trading under the ticker symbol "PYPL" on the NASDAQ Stock Market on July 20, 2015.
Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the "Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from eBay's consolidated financial statements and accounting records. The combined financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of eBay prior to the Capitalization of PayPal. Following the Capitalization, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. generally accepted accounting principles ("GAAP").
For periods prior to the Capitalization, the condensed combined financial statements include expenses associated with workplace resources and information technology that were previously allocated to the payments business of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses that were incurred by eBay were allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The condensed combined financial statements also include certain assets and liabilities that were historically held at the eBay corporate level, but which are specifically identifiable and attributable to us. The condensed combined and consolidated financial position, results of operations and cash flows of PayPal may not be indicative of our results had we been a separate stand-alone entity during the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future. All intercompany transactions and accounts have been eliminated. Transactions between us and eBay are included in these condensed combined and consolidated financial statements.
The accompanying condensed combined and consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For such investments, our share of the investees’ results of operations is included in other income (expense), net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees’ results of operations is included in other income (expense), net in our condensed combined and consolidated statement of income to the extent dividends are received.
These condensed combined and consolidated financial statements and accompanying notes should be read in conjunction with the audited combined financial statements and accompanying notes for the year ended December 31, 2014 included in our Form 10.
In the opinion of management, these condensed combined and consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed combined and consolidated financial statements for interim periods.

Use of Estimates

The preparation of condensed combined and consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined and consolidated financial statements and the reported amounts of revenues and expenses, including allocations from eBay, during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition and the valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (FASB) issued new guidance related to pushdown accounting. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. These amendments became effective on November 18, 2014. Additionally, in 2015, the FASB issued new guidance related to pushdown accounting, which removes references to the SEC guidance on pushdown accounting from the FASB Accounting Standards Codification. These amendments therefore conform the FASB's guidance on pushdown accounting with the SEC's guidance. The adoption of both standards did not have a material impact on our combined and consolidated financial statements.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating our approach to adopting this new accounting guidance, as well as its impact on our financial statements.

In 2015, the FASB issued new guidance related to extraordinary and unusual items. The new standard eliminates the concept of extraordinary items from GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We may apply the standard prospectively or retrospectively to all periods presented. The adoption of this standard is not expected to have a material impact on our financial statements.
In 2015, the FASB issued new guidance related to consolidations. The new guidance amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.
In 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license,

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Note 2 — Net Income (loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the period is based on the number of shares of PayPal common stock outstanding on the distribution date. On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal for every share of eBay common stock held as of the record date. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the number of shares of common stock and potentially dilutive common stock outstanding as of the distribution date. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The same number of shares was used to calculate diluted earnings per share for periods presented since no PayPal equity was outstanding prior to the distribution.
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$305	$281	$560	$(101)
Denominator:
Weighted average shares of common stock - basic	1,218	1,218	1,218	1,218
Dilutive effect of equity incentive awards	6	6	6	—
Weighted average shares of common stock - diluted	1,224	1,224	1,224	1,218
Net income (loss) per share:
Basic	$0.25	$0.23	$0.46	$(0.08)
Diluted	$0.25	$0.23	$0.46	$(0.08)

Note 3 — Business Combinations

2015 Acquisition and Divestiture Activity

During the three months ended June 30, 2015, we completed two acquisitions for aggregate gross purchase consideration of approximately $281 million, consisting primarily of cash.

We completed the acquisition of Paydiant in April 2015 for total cash consideration of approximately $230 million, net of cash acquired. We acquired Paydiant to expand our capabilities in mobile payments. The allocation of purchase consideration resulted in approximately $49 million of technology and customer-related intangible assets, net liabilities of approximately $6 million, and initial goodwill of $187 million. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available.

We completed the acquisition of CyActive Security, Ltd. in April 2015 for total consideration of approximately $43 million, net of cash acquired. We acquired CyActive to further enhance our risk assessment capabilities used to protect merchants and consumers

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on our Payments Platform. The allocation of purchase consideration resulted in approximately $8 million of technology-related intangible assets, net liabilities of approximately $2 million, and initial goodwill of $37 million. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available.

We have included the financial results of Paydiant and CyActive in our combined condensed financial statements from the dates of acquisition. Revenues and expenses related to Paydiant and CyActive for the period ending June 30, 2015 were not material. Pro forma results of operations have not been presented because the effect of these acquisitions were not material to our financial results.

2014 Acquisition and Divestiture Activity
There were no acquisitions or divestitures completed in 2014.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2015:

	December 31, 2014	Goodwill Acquired	Adjustments	June 30, 2015
Total Goodwill	$3,189	$224	$(4)	$3,409

The adjustments to goodwill during the six months ended June 30, 2015 relate to foreign exchange rate translations.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$534	$(486)	$48	5	$520	$(477)	$43	6
Marketing related	181	(133)	48	3	181	(117)	64	3
Developed technologies	210	(162)	48	3	167	(153)	14	3
All other	137	(95)	42	5	105	(70)	35	5
Intangible assets, net	$1,062	$(876)	$186		$973	$(817)	$156

During the period, eBay contributed intangible assets with a gross carrying amount of $31 million and a net book value of $13 million. All identifiable intangible assets are subject to amortization and no significant residual value is estimated for the intangible assets. Amortization expense for intangible assets was $23 million and $20 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $42 million and $44 million for the six months ended June 30, 2015 and 2014, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expected future intangible asset amortization as of June 30, 2015 is as follows (in millions):

Fiscal years:
Remaining 2015	$46
2016	83
2017	37
2018	17
2019	3
Thereafter:	—
$186

Note 5 - Segment and Geographical Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. Our chief operating decision-maker is our Chief Executive Officer who reviews our operating results on a consolidated basis. Accordingly, we operate in one segment and have one reportable segment.

The following tables summarize the allocation of net revenues based on geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net revenues:
U.S.	$1,170	$982	$2,200	$1,885
United Kingdom	286	283	563	553
Rest of world	841	718	1,671	1,419
Total net revenues	$2,297	$1,983	$4,434	$3,857

	June 30, 2015	December 31, 2014
	(In millions)
Long-lived assets:
U.S.	$4,393	$3,784
International	462	401
Total long-lived assets	$4,855	$4,185

Net revenues are attributed to U.S. and international geographies primarily based upon the country in which the merchant is located, or in the case of a cross border transaction, may be earned from both countries in which the consumer and merchant reside. Net revenues earned from other value added services are typically attributed to the country in which either the consumer or the merchant resides, depending on the type of service provided. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
Information regarding net revenues by major products and services for three and six months ended June 30, 2015 and 2014 is as follows:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Transaction revenues	$1,970	$1,712	$3,884	$3,386
Other value added services:	327	271	550	471
Total net revenues	$2,297	$1,983	$4,434	$3,857

Note 6 - Investments

At June 30, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term investments classified as available for sale, was as follows:

	June 30, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Corporate debt securities	$1,251	$—	$(1)	$1,250
Government and agency securities	$590	$—	$—	$590
Time deposits	$6	$—	$—	$6
Long-term investments:
Corporate debt securities	$2,232	$1	$(2)	$2,231
Total	$4,079	$1	$(3)	$4,077

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Time deposits	$29	$—	$—	$29

As of June 30, 2015, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended and six months ended June 30, 2015 and 2014.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at June 30, 2015 are as follows:

June 30, 2015
(In millions)
One year or less	$1,846
One year through two years	1,358
Two years through three years	718
Three years through four years	122
Four years through five years	22
Greater than five years	11
Total	$4,077

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity and Cost Method Investments

We have made multiple equity and cost method investments which are reported in long-term investments on our condensed combined and consolidated balance sheet. Our equity and cost method investments totaled $27 million and $31 million as of June 30, 2015 and December 31, 2014, respectively.

Note 7 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

Description	Balances at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,562	$1,842	$720
Short-term investments:
Corporate debt securities	1,250	—	1,250
Government and agency securities	590	—	590
Time deposits	6	—	6
Total short-term investments	1,846	—	1,846
Funds receivable and customer accounts	5,839	—	5,839
Derivatives	87	—	87
Long-term investments:
Corporate debt securities	$2,231	$—	$2,231
Total financial assets	$12,565	$1,842	$10,723
Liabilities:
Derivatives	$23	$—	$23

Description	Balances at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,201	$2,201	$—
Short-term investments:
Time deposits	29	—	29
Total short-term investments	29	—	29
Funds receivable and customer accounts	4,161	—	4,161
Derivatives	135	—	135
Total financial assets	$6,526	$2,201	$4,325
Liabilities:
Derivatives	$7	$—	$7

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months.

We did not have any transfers of financial instruments between valuation levels during the first six months of 2015. As of June 30, 2015 we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits and commercial paper. We had total funds receivable and customer accounts of $11.4 billion and $10.6 billion as of June 30, 2015 and December 31, 2014, respectively, of which $5.8 billion and $4.2 billion, respectively, was invested primarily in short-term investments. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available-for-sale investments and the corresponding customer liabilities.

Note 8 - Derivative Instruments

Summary of Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, which subjects us to foreign currency risk. We use foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. The objective of the foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes.

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of June 30, 2015, we estimate that $70 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our outstanding derivative instruments as of June 30, 2015 and December 31, 2014 was as follows:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$81	$128
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	6	7
Total derivative assets		$87	$135

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$15	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	8	5
Total derivative liabilities		$23	$7

Total fair value of derivative instruments		$64	$128

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of June 30, 2015, the potential effect of rights of off-set associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $15 million, resulting in net derivative assets of $72 million and net derivative liabilities of $8 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2015 and December 31, 2014, and the impact of designated derivative instruments on accumulated other comprehensive income for the six months ended June 30, 2015:

	December 31, 2014	Amount of gain recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	June 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$126	$52	$112	$66

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2014 and December 31, 2013, and the impact of designated derivative instruments on accumulated other comprehensive income for the six months ended June 30, 2014:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2013	Amount of (loss) recognized in other comprehensive income (effective portion)	Amount of (loss) reclassified from accumulated other comprehensive income to net revenue (effective portion)	June 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(91)	(19)	(40)	$(70)

Effect of Derivative Contracts on Combined and Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$62	$(23)	$112	$(40)
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	(11)	(4)	—	(8)
Total gain (loss) recognized from derivative contracts in the combined statement of income	$51	$(27)	$112	$(48)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	June 30, 2015	June 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,514	$2,082
Foreign exchange contracts not designated as hedging instruments	1,039	657
Total	$2,553	$2,739

Note 9 - Loans and Interest Receivable, Net

Loans and interest receivable primarily represent consumer receivables arising from loans made by our partner chartered financial institution to individual consumers using our PayPal Credit products. We purchase the related consumer receivables and are responsible for all servicing functions related to the customer accounts. During the six months ended June 30, 2015 and June 30, 2014, we purchased approximately $2.9 billion and $2.3 billion, respectively, in consumer receivables. As part of the arrangement with our partner chartered financial institution, we sell a participation interest in the entire pool of consumer receivables outstanding under the customer accounts.

In May 2015, we completed an arrangement with certain investors under which we sold additional participation interests in certain consumer loans receivable originated using our PayPal Credit products with a gross book value of approximately $708 million, resulting in an initial premium received of $26 million. Under this arrangement, we sell these investors a participation interest in

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain consumer loans receivable that we purchased, which resulted in additional premiums received of $4 million during the three months ended June 30, 2015. As of June 30, 2015, the total outstanding balance in our pool of consumer receivables was $3.1 billion, net of participation interest sold to chartered financial institution and other investors of $876 million. The chartered financial institution and other investors have no recourse related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.

Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average consumer FICO scores related to our loans and interest receivable balance outstanding at June 30, 2015 and December 31, 2014 were 687.

As of June 30, 2015 and December 31, 2014, approximately 54.2%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2015 and December 31, 2014, approximately 9.6% and 9.3%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of June 30, 2015 and December 31, 2014, approximately 90.0% and 89.8%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of loans and interest receivable segmented by a FICO score range:

	June 30, 2015	December 31, 2014
	(In millions)
> 760	$446	$553
680 - 759	1,226	1,439
600 - 679	1,118	1,344
< 599	296	341
Total	$3,086	$3,677

The following tables presents the delinquency status of the principal amount of loans and interest receivable:

June 30, 2015
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Financing Receivables
2,777	143	54	112	309	3,086

December 31, 2014
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Financing Receivables
3,303	163	62	149	374	3,677

We charge off loan receivable balances in the month in which a customer balance becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification from the bankruptcy courts. Past due loans receivable continue to accrue interest until such time they are charged off.

The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold for the period indicated:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Balance as of January 1	$195	$146
Reclassification from loans receivable to loans held for sale	(22)	—
Charge-offs	(164)	(139)
Recoveries	14	13
Provisions	162	140
Balance as of June 30	$185	$160

We also partner with a chartered financial institution to offer working capital advances to select merchant sellers in the U.S. We subsequently purchase the related merchant receivable from the chartered financial institution. Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan. In 2014, we have extended this program to a limited number of international markets whereby we grant working capital advances to merchants directly through our Luxembourg bank subsidiary or through other affiliates. The total net receivable outstanding as of June 30, 2015 and December 31, 2014 was approximately $226 million and $99 million, respectively.

Note 10 - Commitments and Contingencies

Commitments

As of June 30, 2015, approximately $22.1 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and remits funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable and are responsible for all servicing functions related to the account.

In June 2014, we agreed, subject to certain conditions, that we, one of our affiliates or a third party partner will purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our current credit program agreement with Synchrony (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. As of June 30, 2015, Synchrony had a net receivables portfolio under the credit program agreement of approximately $1.5 billion.

Litigation and Regulatory Matters

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages, and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding,

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 10, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2015. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Regulatory Proceedings

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. We have cooperated with OFAC in recent years regarding our review process over transaction monitoring and have self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions regulations. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our practices between 2009 and 2013, before our implementation of real-time monitoring processes. The settlement did not have a material impact on our financial statements. In addition, we continue to cooperate with OFAC regarding other transactions that could also possibly be in violation of OFAC sanctions regulations. Such transactions could result in claims or actions against us including litigation, injunctions, damage awards or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On August 7, 2013 and January 13, 2014, eBay, PayPal and certain wholly owned subsidiaries of PayPal received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau ("CFPB") requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of our PayPal Credit products, including online credit products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices. We have cooperated with the CFPB throughout the course of the investigation. In May 2015, we entered into a Consent Order with the CFPB in which we settled potential allegations arising from PayPal Credit practices between 2011 and 2015. The Consent Order includes obligations on PayPal to $15 million in redress to consumers, a $10 million civil monetary penalty, and requires PayPal to make various changes to our disclosures and business practices. We will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order. Violation of the Consent Order could result in claims or actions against us, including litigation, injunctions, or damage awards or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business in connection with such acquisitions. We have in the past been forced to litigate such claims, and we believe that additional lawsuits alleging such claims will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and/or not acted in conformity with such prices, rules, policies or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our Company has grown larger, our business has expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

Indemnification Provisions

In the ordinary course of business, we include limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions, and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to intellectual property rights. We have also provided an indemnity to our payments processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined financial condition, results of operations, liquidity, capital expenditures or capital resources.

Protection Programs

We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platform, except for transactions using our gateway products. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our Buyer Protection Program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our Seller Protection Programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales.

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or customer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated.

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of June 30, 2015 and December 31, 2014:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In millions)
Maximum potential exposure	$73,250	$75,833

The following table provides the amount of allowance for transaction losses related to our protection programs as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In millions)
Allowance for transaction losses	$190	$166

Note 11 - Related Party Transactions

In August 2009, we entered into a two-way Cash Management and Zero Balance Cash Sharing Agreement (“Cash Sharing Agreement”) with eBay in which our excess U.S. funds are swept to eBay on a daily basis. The main purpose of the Cash Sharing Agreement was to implement a centralized cash management structure to effectively manage U.S. Dollar cash, to leverage administrative efficiencies, and to centralize the investment/borrowing of cash and settlement of payables and receivables at the eBay level. Since the Cash Sharing Agreement was two-way, we could receive funds back from eBay as needed. The rate earned on funds lent to eBay was the average daily LIBOR USD 1-month rate plus 20 basis points. Following separation, we will no longer participate in cash management arrangements with eBay. Accordingly, the balance due from eBay was settled in June 2015. Interest income earned on the arrangement is reported in other income (expense), net but was not material for the six months ended June 30, 2015 and 2014.

In November 2008, we entered into an intercompany loan agreement with eBay in which the acquisition of receivables related to PayPal Credit accounts were funded through eBay’s existing financing arrangements at an interest rate of 1.2% for the three months ended June 30, 2015. Following separation, we will no longer participate in intercompany funding arrangements with eBay. Accordingly, the balance due from eBay was settled in June 2015. The interest expense incurred during the three months ended June 30, 2015 and 2014 was $4 million and $3 million, respectively. The interest expense incurred during the six months ended June 30, 2015 and 2014 was $8 million and $5 million, respectively.

In September 2014, we entered into an intercompany loan agreement with eBay whereby we borrowed 130 million Brazilian Real for one year at an interest rate of 11% plus a spread of 0.5% per annum during the term of the loan. The loan was used to fund our installment payments product in Brazil. The loan was repaid in March 2015. The interest expense incurred on the arrangement is reported in other income (expense), net but was not material for the three and six months ended June 30, 2015 and 2014.

In September 2014, we entered into an intercompany loan agreement with eBay whereby we borrowed $10 million from eBay for 6 months at an interest rate of 1.2% per annum. The loan was repaid in March 2015. Interest expense on the arrangement is reported in other income (expense), net but was not material for the three and six months ended June 30, 2015.

In October 2014, we entered into an intercompany loan agreement with eBay whereby we loaned eBay 580 million Indian Rupee for 6 months at an interest rate of 9.4% per annum. The balance due from eBay was settled in June 2015. Interest income earned on the arrangement is reported in other income (expense), net but was not material for the three and six months ended June 30, 2015.

In December 2014, we entered into an intercompany loan agreement with eBay whereby we loaned eBay 500 million Indian Rupee for 6 months at an interest rate of 9.0% per annum. The balance due from eBay was settled in June 2015. Interest income earned on the arrangement is reported in other income (expense) but was not material for the three and six months ended June 30, 2015.

All other contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no other material related party transactions in the periods presented. As of June 30, 2015, there were no other material amounts payable to or amounts receivable from related parties.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net revenues include $28 million and $27 million earned from eBay and its subsidiaries for the three months ended June 30, 2015 and 2014, respectively. Net revenues include $56 million and $55 million earned from eBay and its subsidiaries for the six months ended June 30, 2015 and 2014, respectively.

We recover certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs include the actual transaction losses associated with customer filed claims as well as an allocation of salary related expenses for customer support teams working on customer claims and disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three months ended June 30, 2015 and 2014 were $12 million and $10 million, respectively, which were recorded as a reduction to transaction and loan loss. Recoveries associated with transaction losses incurred on eligible eBay purchases during the six months ended June 30, 2015 and 2014 were $22 million for both periods, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection program for the three months ended June 30, 2015 and 2014 were $6 million and $5 million, respectively, and are included as a reduction to customer support and operations and general and administrative expenses in our combined statement of income. Other costs recovered from eBay related to the customer protection program for the six months ended June 30, 2015 and 2014 were $11 million and $10 million, respectively, and are included as a reduction to customer support and operations and general and administrative expenses in our combined statement of income. Following the distribution, eBay's customer protection programs will no longer be administered by us, and therefore these costs will not be reimbursed by eBay.

We incur user acquisition fees from eBay on payment volume which we process from purchases made on eBay’s platform. User acquisition fees for the three months ended June 30, 2015 and 2014 were $30 million and $29 million, respectively. User acquisition fees for the six months ended June 30, 2015 and 2014 were $60 million and $59 million, respectively. Following the distribution, we will incur user acquisitions fees from eBay based on a fixed rate per new user. User acquisition fees for the three and six months ended June 30, 2015 and 2014 are included within sales and marketing expenses.

These condensed combined and consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. The expenses that have been allocated to us by eBay are based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $143 million and $132 million for the three months ended June 30, 2015 and 2014, respectively, of which $60 million and $53 million were included in general and administrative expenses. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $303 million and $268 million for the six months ended June 30, 2015 and 2014, respectively, of which $121 million and $113 million were included in general and administrative expenses.

In the three months ended June 30, 2015, pursuant to the Separation and Distribution agreement between eBay and us dated as of June 26, 2015, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the "Capitalization"). As part of the Capitalization, we received from eBay a contribution of cash of approximately $3.8 billion, as well as a related deferred tax liability of $236 million associated with the foreign cash contributed that is not considered indefinitely reinvested. During the period, eBay also contributed property and equipment with a net book value of approximately $208 million and intangible assets with a net book value of approximately $13 million. Additionally, we sold certain property and equipment to eBay with a net book value and proceeds of approximately $15 million. The contribution from eBay resulted in an increase to net parent investment within stockholders' equity.

Note 12 - Stock-Based and Employee Savings Plans

Prior to separation, PayPal employees participated in eBay's equity incentive plans, including stock options, restricted stock units and performance-based restricted stock units. In addition, certain PayPal employees participated in eBay's employee stock purchase plan.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following disclosures represent the portion of eBay's incentive plans in which PayPal employees participated prior to separation for the periods indicated. Prior to separation, all awards granted under the plans consisted of eBay common shares. PayPal's combined and consolidated statement of income reflects compensation expense for these stock-based plans associated with the portion of eBay's incentive plans in which PayPal employees participated. Accordingly, the amounts presented below are for that of eBay's incentive plans and not necessarily indicative of future performance and do not necessarily reflect the equity of PayPal.

Following separation, outstanding awards granted to PayPal employees under eBay's equity incentive plans will be converted into PayPal awards based on a conversion ratio. This conversion ratio will be determined as the closing per-share price of eBay shares on the last regular trading session prior to separation divided by the opening per-share price of PayPal shares on the first regular trading session after separation.

Stock Option Activity

The following table summarizes stock option activity of our employees under eBay's equity incentive plans for the six months ended June 30, 2015:

	Options	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2015	2,409
Granted and assumed	1,002	$13.60
Exercised	(575)
Forfeited/expired/canceled	(84)
Outstanding at June 30, 2015	2,752

The weighted average exercise price of stock options granted during the period was $44.02 per share.

Restricted Stock Units Activity and Performance Based Restricted Stock Units Activity

The following table summarizes the restricted stock units granted (including performance‑based restricted stock units that have been earned) under eBay's equity incentive plans for the six months ended June 30, 2015:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2015	14,715
Awarded and assumed	7,148	$57.25
Vested	(4,150)
Forfeited	(1,102)
Outstanding at June 30, 2015	16,611
Expected to vest at June 30, 2015	13,797

Stock-based Compensation Expense

For the periods presented we were charged by eBay for stock-based compensation expense related to our direct employees. eBay also charged us for the allocated costs of certain employees of eBay (including stock-based compensation) who provide general and administrative services on our behalf. Information included in this note is strictly limited to stock-based compensation associated with the employees wholly dedicated to PayPal (see Note 11, “Related Party Transactions” for total costs allocated to us by eBay).

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Customer support and operations	$16	$14	$31	$30
Sales and marketing	11	14	24	26
Product development	35	27	64	51
General and administrative	16	16	34	28
Total stock-based compensation expense	$78	$71	$153	$135

Total stock-based compensation costs capitalized as part of internal use software and website development costs was $2 million and $2 million for the three months ended June 30, 2015 and 2014, respectively. Total stock-based compensation costs capitalized as part of internal use software and website development costs was $4 million and $3 million for the six months ended June 30, 2015 and 2014, respectively.

Note 13 - Income Taxes

For the periods presented, we were a member of the eBay consolidated group and our U.S. taxable income is included in the consolidated U.S. federal income tax return of eBay as well as in returns filed by eBay with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis. Our income tax liability has been computed and presented herein under the “separate return method” as if it were a separate tax paying entity, as modified by the benefits-for-loss approach. Accordingly, our operating losses and other tax attributes are characterized as utilized when those attributes have been utilized by other members of the eBay consolidated group; however, the benefits-for-loss approach does not impact our tax expense. Federal and state income taxes incurred are remitted to eBay pursuant to a tax sharing agreement between the companies.

Our effective tax rate for the three months ended June 30, 2015 was 23.6%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates, partially offset by discrete tax adjustments.

Our effective tax rate for the six months ended June 30, 2015 was 22.2%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates, partially offset by discrete tax adjustments.

During the three months ended June 30, 2015, the Company reclassified approximately $1.2 billion of its deferred tax liability related to unremitted foreign earnings from current to long-term. The Company revised its cash projection needs in the U.S. over the next 12 months as a result of the $3.8 billion of cash contributed from eBay (see Note 16 - Stockholders’ Equity).

Note 14 - Restructuring

In January 2015, at a regular meeting of the eBay board of directors (the "eBay Board"), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed in the first half of 2015 and is expected to generate annual savings of more than $130 million across the Company, primarily impacting sales and marketing and product development expenses. The savings in these line items are expected to be offset by the Company's reinvestment back into these areas of the business to drive additional growth.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the restructuring costs recognized during the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
	(In millions)
Employee severance and benefits	$1	$49
Total	$1	$49
No restructuring expenses were recognized in the three and six months ended June 30, 2014.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	49	—	$49
Payments	(43)	—	$(43)
Accrued liability as of June 30, 2015	$6	$—	$6

Note 15 - Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$190	$—	$(49)	$1	$142
Other comprehensive income (loss) before reclassifications	(62)	(2)	9	(1)	$(56)
Amount of gain reclassified from accumulated other comprehensive income	62	—	—	—	$62
Net current period other comprehensive income	(124)	(2)	9	(1)	(118)
Ending balance	$66	$(2)	$(40)	$—	$24

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(81)	$—	$26	$1	$(54)
Other comprehensive income (loss) before reclassifications	(12)	—	(2)	—	$(14)
Amount of gain reclassified from accumulated other comprehensive income	(23)	—	—	—	$(23)
Net current period other comprehensive income	11	—	(2)	—	9
Ending balance	$(70)	$—	$24	$1	$(45)

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$126	$—	$(16)	$—	$110
Other comprehensive income (loss) before reclassifications	52	(2)	(24)	—	$26
Amount of gain reclassified from accumulated other comprehensive income	112	—	—	—	$112
Net current period other comprehensive income	(60)	(2)	(24)	—	(86)
Ending balance	$66	$(2)	$(40)	$—	$24

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(91)	$26	$4	$(61)
Other comprehensive loss before reclassifications	(19)	(2)	(3)	$(24)
Amount of loss reclassified from accumulated other comprehensive income	(40)	—	—	$(40)
Net current period other comprehensive income	21	(2)	(3)	16
Ending balance	$(70)	$24	$1	$(45)

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2015	2014
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$62	$(23)	Net revenues
	$62	$(23)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$62	$(23)	Net income/(loss)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2015	2014
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$112	$(40)	Net revenues
	$112	$(40)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$112	$(40)	Total, net of income taxes

Note 16 - Stockholders' Equity

In the three months ended June 30, 2015, we received a contribution of approximately $3.8 billion of cash from eBay, as well as a related deferred tax liability of $236 million associated with the foreign cash contributed that is not considered indefinitely reinvested. The contribution resulted in an increase to net parent investment within stockholders' equity.

Note 17 - Subsequent Events

In June 2015, the eBay Board approved the separation of eBay's payments business through the distribution of 100 percent of the outstanding common stock of PayPal to eBay's stockholders. PayPal's Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission on June 29, 2015. On July 17, 2015, PayPal became an independent publicly-traded company through the pro rata distribution by eBay of 100 percent of the outstanding common stock of PayPal to eBay stockholders. Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began "regular way" trading on the NASDAQ Stock Market under the ticker symbol "PYPL" on July 20, 2015.

In connection with the Distribution, eBay and PayPal entered into a separation and distribution agreement as well as various other agreements that will govern the relationships between the parties going forward, including an operating agreement, transition services agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement and colocation services agreements. The separation and distribution agreement was entered into on June 26, 2015. The other agreements were entered into on the Distribution Date. Under the tax matters agreement, eBay generally will be responsible for all taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that will be transferred to PayPal pursuant to the separation) with respect to the taxable periods (or portions thereof) ending on or prior to the Distribution Date.

In July 2015, we entered into a credit agreement that provides for a senior unsecured $2 billion five-year revolving credit facility. Funds borrowed under the credit agreement may be used for general corporate purposes.

As of July 20, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. Our liquidity and access to capital could be impacted by our credit rating, financial performance, and global credit market conditions. We expect that these credit rating agencies will continue to monitor developments after our separation from eBay, including our capital structure.

In July 2015, we announced an agreement to acquire Xoom Corporation (NASDAQ:XOOM) for approximately $890 million net of cash. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2015. Xoom allows users to transfer money, pay bills, and reload prepaid mobile phones domestically and internationally through its web and mobile platforms. The acquisition of Xoom is intended to offer a broader range of services to our global customer base, increase customer engagement, and expand our presence in key international markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Please read the following discussion in conjunction with the audited combined financial statements, which are comprised of the payments business of eBay Inc., including PayPal, Inc. and certain other assets and liabilities that have historically been held at the eBay Inc. corporate level, but are specifically identifiable and attributable to the payments business, and corresponding notes, and the unaudited pro forma condensed combined financial statements and corresponding notes included in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II— Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our unaudited condensed combined and consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed combined and consolidated financial statements and the related notes that appear elsewhere in this report.

The Separation from eBay

On September 30, 2014, eBay Inc. (“eBay”) announced its intent to separate its payments business into an independent, publicly-traded company. To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc. (“PayPal Holdings”) which is now the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. References to “we,” “our,” “us,” “the Company” or “PayPal” refer to the combined and consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that have been historically held at the eBay corporate level, but are specifically identifiable and attributable to the payments business.

In June 2015, the board of directors of eBay approved the separation of eBay's payments business through the distribution of 100% of the outstanding common stock of PayPal to eBay's stockholders. PayPal's registration statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission on June 29, 2015. On July 17, 2015, PayPal became an independent publicly-traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal to eBay stockholders. Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began "regular way" trading under the ticker symbol "PYPL" on the NASDAQ Stock Market on July 20, 2015.

Business Environment

We are a leading technology platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. We put our customers at the center of everything we do. We strive to increase our relevance for consumers, merchants, friends and family to manage and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions across our Payments Platform, including PayPal, PayPal Credit, Braintree and Venmo products.

We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platform, except for transactions using our gateway products. Our gateway products include our Payflow Payments and certain Braintree products. A payment gateway links a merchant's website to their processing network and merchant account. Our protection programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our ability to protect both consumers and merchants is based largely on our risk management capabilities, which in turn depend on our ability to leverage the data we collect on transactions and our analytical capabilities. The protections we provide are generally much broader than those protections provided by other participants in the payments industry. We believe that as a result of these programs, consumers can be confident that they will only be required to pay if they receive the product in the condition as described, and that merchants can be confident that they will receive payment for the product that they are delivering to the customer.

Our Payments Platform and open application programming interfaces (“APIs”) are designed to allow developers to innovate with ease and to offer cutting edge applications to a large ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ financial information. We provide developers with easy to use, flexible and powerful tools that are designed to leverage our global reach and payment capabilities. Our software developer kits (“SDKs”) are specifically focused on the mobile application market and are designed to remove friction by not requiring a redirect to PayPal.com or an additional login. We are using a true “mobile first” approach to make payments simple and intuitive.

In April 2015, we completed our acquisition of Paydiant to expand our capabilities in mobile payments. Using Paydiant’s platform, our merchant partners can create their own branded wallets to accelerate mobile-in-store payments and drive consumer engagement through mobile payments, loyalty, offers and the prioritization of preferred payment types, such as store branded credit cards and gift cards.

Information security risks for global payments and technology companies have significantly increased in recent years. Although we have not experienced any material impacts relating to cyber-attacks or other information security breaches on our Payments Platform, there can be no assurance that we are immune to these risks and will not suffer such losses in the future. See our risk factor in “Risk Factors-Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.

In June 2015, Greece established certain capital control requirements. To comply with these controls we have implemented procedures to temporarily disable certain card and bank funded transactions sent from Greece. As a results, we have experienced volume declines involving certain transactions with Greece. We derive an immaterial amount of TPV (as defined below) and revenue from customers in Greece. We do not expect that the impact of these capital controls will have a material impact on our financial statements.

Overview of Results of Operations

Three months ended June 30, 2015 and 2014

Net revenues increased $314 million, or 16%, in the three months ended June 30, 2015 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below) of 19%. Operating expenses increased $246 million, or 15%, in the three months ended June 30, 2015 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, transaction and loan losses and customer support and operations.

Operating income increased $68 million, or 21%, in the three months ended June 30, 2015 compared to the same period of the prior year. Non-GAAP operating income increased $95 million, or 22%, in the three months ended June 30, 2015 compared to the same period of the prior year. Our non-GAAP operating margin was 23% and 21% in the three months ended June 30, 2015 and 2014, respectively. Operating income and non-GAAP operating income increased primarily due to the increase in net revenues and other operating efficiencies.

Net income increased by $24 million, or 9%, in the three months ended June 30, 2015 compared to the same period in the prior year. The increase in net income was primarily attributable to an increase in operating income. Non-GAAP net income increased by $58 million, or 17%, in the three months ended June 30, 2015 compared to the same period in the prior year. For the three months ended June 30, 2015, our GAAP diluted earnings per share were $0.25, a $0.02 increase compared to the same period of the prior year. For the three months ended June 30, 2015 our non-GAAP diluted earnings per share were $0.33, a $0.04 increase compared to the same period of the prior year. The calculation of diluted earnings per share for the period is based on the number of shares of PayPal common stock outstanding on July 17, 2015, the date on which eBay distributed our common stock to eBay’s stockholders. The same number of shares was used to calculate diluted earnings per share for the prior year since no PayPal equity was outstanding prior to the distribution.

We generated net cash flows from operations of $622 million for the three months ended June 30, 2015, compared to $560 million for the three months ended June 30, 2014. We generated free cash flow of $391 million and $464 million in the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, 2015 and 2014

Net revenues increased $577 million, or 15%, in the six months ended June 30, 2015 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below) of 18%. Operating expenses increased $505 million, or 16%, in the six months ended June 30, 2015 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, transaction and loan losses and customer support and operations.

Operating income increased $72 million, or 11%, in the six months ended June 30, 2015 compared to the same period of the prior year. Non-GAAP operating income increased $156 million, or 19%, in the six months ended June 30, 2015 compared to the same period of the prior year. Our non-GAAP operating margin was 22% in the six months ended June 30, 2015 and 2014. Operating income and non-GAAP operating income increased primarily due to the increase in net revenues and other operating efficiencies.

Net income increased by $661 million, or 654%, in the six months ended June 30, 2015 compared to the same period in the prior year. The increase in net income was primarily attributable to a decrease in income tax expense of $579 million, primarily resulting from the recognition of deferred tax liabilities in the three months ended March 31, 2014 relating to undistributed foreign earnings of certain foreign subsidiaries for 2013 and prior years. Non-GAAP net income increased by $81 million, or 12%, in the six months ended June 30, 2015 compared to the same period in the prior year. For the six months ended June 30, 2015, our GAAP diluted earnings per share were $0.46, a $0.54 increase compared to the same period of the prior year. For the six months ended June 30, 2015 our non-GAAP diluted earnings per share were $0.63, a $0.07 increase compared to the same period of the prior year. The calculation of diluted earnings per share for the period is based on the number of shares of PayPal common stock outstanding on July 17, 2015, the distribution date. The same number of shares was used to calculate diluted earnings per share for the prior year since no PayPal equity was outstanding prior to the distribution.

We generated net cash flows from operations of $1.2 billion for the six months ended June 30, 2015, compared to $985 million for the six months ended June 30, 2014. We generated free cash flow of $741 million and $789 million in the six months ended June 30, 2015 and 2014, respectively.

The following table provides a summary of our GAAP financial measuresfor the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Net revenues	$2,297	$1,983	16%	$4,434	$3,857	15%
Operating expenses	1,899	1,653	15%	3,714	3,209	16%
Operating income	398	330	21%	720	648	11%
Income tax expense	94	45	109%	160	739	(78)%
Effective tax rate	24%	14%	**	22%	116%	**
Net income/(loss)	$305	$281	9%	$560	$(101)	654%
Net income/ (loss) per diluted share[1]	$0.25	$0.23	9%	$0.46	$(0.08)	675%

1 Net income/ (loss) per diluted share is based on the number of shares of PayPal common stock outstanding on the distribution date. The same number of shares was used to calculate the amount for the prior year since no PayPal equity was outstanding prior to the distribution.
** Not Meaningful

The following table provides a summary of our non-GAAP financial measures for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Non-GAAP operating income	$520	$425	22%	$993	$837	19%
Non-GAAP operating margin	23%	21%	**	22%	22%	**
Non-GAAP net income	$408	$350	17%	$768	$687	12%
Non-GAAP net income/ (loss) per diluted share[1]	$0.33	$0.29	14%	$0.63	$0.56	13%
Free Cash Flow	$391	$464	(16)%	$741	$789	(6)%
1 Non-GAAP net income/ (loss) per diluted share is based on the number of shares of PayPal common stock outstanding on the distribution date. The same number of shares was used to calculate the amount for the prior year since no PayPal equity was outstanding prior to the distribution.
** Not Meaningful

Please refer to “Non-GAAP Financial Information” below for information on how we compute the foregoing non-GAAP financial measures and for a reconciliation to the most directly comparable GAAP financial measures.

Impact of Foreign Currency Exchange Rates

We have significant operations internationally that are denominated in foreign currencies, primarily the Euro, British Pound, and Australian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the Euro, British Pound, Australian Dollar and other currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar.

In the three months ended June 30, 2015 and 2014, we generated approximately 49% and 50% of net revenues from customers domiciled outside of the United States, respectively. In the six months ended June 30, 2015 and 2014, we generated approximately 50% and 51% of net revenues from customers domiciled outside of the United States, respectively. Other than the United States, the United Kingdom was the only country where we generated more than 10% of total net revenues in these periods. Additionally, in connection with our services in multiple currencies, we set our foreign exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set our foreign exchange rates. Given that we also hold some corporate and customer funds in non-U.S. currencies, our financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

In the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $86 million (inclusive of a $62 million favorable impact from hedging activities) and favorably impacted operating expenses by approximately $84 million. In the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $166 million (inclusive of a $112 million favorable impact from hedging activities) and favorably impacted operating expenses by approximately $159 million. In the three and six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar, inclusive of hedging activities, did not have a significant impact on net income.

Because we have generated substantial net revenues internationally in recent periods, including the years ended 2014, 2013 and 2012, we are subject to the risks of doing business in foreign countries as discussed under “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition.”

Financial Results

Net revenues

We earn revenue from the following types of transactions:

•
Transaction revenues: Net transaction fees charged to consumers and merchants based on the volume of activity processed through our Payments Platform, including PayPal, PayPal Credit, Venmo and Braintree products.

•
Other value added services: Net revenues derived principally from interest and fees earned on our PayPal Credit loans receivable portfolio, subscription fees, gateway fees, revenue share we earn through partnerships and other services that we provide to consumers and merchants.

Net Revenue Analysis

The following table provides a summary of the significant components of our net revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Transaction revenues	$1,970	$1,712	15%	$3,884	$3,386	15%
Other value-added services	327	271	21%	550	$471	17%
Net revenues	$2,297	$1,983	16%	$4,434	$3,857	15%

Transaction revenue grew by $258 million, or 15% for the three months ended June 30, 2015 compared to the same period in the prior year. Transaction revenue grew by $498 million, or 15% for the six months ended June 30, 2015 compared to the same period in the prior year. The increase in transaction revenues in the three and six months ended June 30, 2015 was primarily based on the growth in TPV (as defined below) and the growth in total number of payment transactions on our Payments Platform.

The following table provides a summary of our active customer accounts, number of payment transactions and TPV:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Active customer accounts[1]	169	152	11%	169	152	11%
Number of payment transactions[2]	1,161	930	25%	2,284	1,848	24%
Total TPV[3]	$67,482	$56,736	19%	$130,503	$110,412	18%
Percent of cross-border TPV	22%	24%	**	22%	24%	**
Percent of TPV from large merchants[4]	46%	43%	**	45%	42%	**
1 An active customer account is a registered account that successfully sent or received at least one payment or payment reversal through our Payments Platform, excluding transactions processed through our gateway products, in the past 12 months.
2 Payment transactions is the total number of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway products.
3 “Total Payment Volume” or “TPV” is the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway products
4 We define large merchants as merchants who have generated TPV greater than $1.2 million in the last 12 months. Prior period amounts have been revised to conform with current period presentation.
**Not Meaningful

The growth in TPV for the three and six months ended June 30, 2015 was driven largely by the increase in the number of payment transactions. The growth in transaction revenues was lower than the growth in TPV and growth in payment transactions for both periods due to a higher portion of TPV generated by large merchants who generally pay lower rates on higher transaction volume. The impact of changes in prices charged to our customers did not significantly impact revenue growth in the three and six months period ended June 30, 2015.

Net revenues from other value-added services increased by $56 million or 21% for the three months ended June 30, 2015 compared to the same period in the prior year. Net revenues from other value-added services increased by $79 million or 17% in the six months ended June 30, 2015 compared to the same period in the prior year. The increases in both periods were due primarily to interest and fee income earned on loans receivable outstanding from consumers that used our PayPal Credit products as a funding source. Net revenues from other value-added services for the three and six months ended June 30, 2015 also include an initial premium of approximately $26 million recognized on the sale of a participation interest in certain consumer loan receivables originated by PayPal Credit with a gross book value of approximately $708 million. This transaction was completed in May 2015 and the initial premium on the sale at the closing date, and incremental premiums on sales of new consumer loan receivables originated since closing date, were recognized in revenue from other value-added services during the quarter. Under the terms of this arrangement, we have agreed to sell to both our partner financial institution and other investors a participation interest in certain newly-originated consumer receivables that we purchase, which resulted in additional premiums received of $4 million during the quarter. The sale of these consumer loan receivables resulted in, and we expect will continue to result in, a reduction in net revenues earned from interest and fees on our consumer loan receivables outstanding. The total consumer loans receivable balance as of June 30, 2015 and December 31, 2014 was $3.1 billion and $3.7 billion, respectively, reflecting a decrease of 16% due primarily to the sale of additional participation interests to investors in May 2015. In addition, the terms of our credit program agreement with Synchrony were amended during the second quarter, resulting in additional revenue share earned under the program during the period.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Transaction expense	$634	$525	21%	$1,209	$1,039	16%
Transaction and loan losses	185	144	28%	363	273	33%
Customer support and operations	308	263	17%	583	518	13%
Sales and marketing	245	253	(3)%	481	468	3%
Product development	241	221	9%	465	419	11%
General and administrative	135	122	11%	273	237	15%
Depreciation and amortization	150	125	20%	291	255	14%
Restructuring	1	—	**	49	—	**
Total operating expenses	$1,899	$1,653	15%	$3,714	$3,209	16%
Transaction expense rate[1]	0.94%	0.93%	**	0.93%	0.94%	**
Transaction and loan loss rate[2]	0.27%	0.25%	**	0.28%	0.25%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV
2 Transaction and loan loss rate is calculated by dividing transaction and loan loss by TPV
** Not Meaningful

Transaction expense

Transaction expense increased by $109 million, or 21%, in the three months ended June 30, 2015 compared to the same period of the prior year. Transaction expense increased by $170 million, or 16%, in the six months ended June 30, 2015 compared to the same period of the prior year. The increases in transaction expense in the three and six months ended June 30, 2015 were predominantly attributable to an increase in TPV, offset by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar. Our transaction expense rate in the three months ended June 30, 2015 increased compared to the same periods of the prior year due to higher assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. Our transaction expense rate in the six months ended June 30, 2015 decreased compared the same period in the prior year primarily due to cost efficiencies from our global payments platform which were partially offset by higher assessments charged by payments processors and other financial institutions. The cost of funding a transaction with a credit card is generally more costly than the cost of funding a transaction from a bank or through internal sources such as PayPal account balance or PayPal Credit. As we expand the availability of alternative funding sources to our customers, a change in funding mix can increase or decrease our transaction expense rate. Funding mix did not significantly impact transaction expense rates during the three and six months ended June 30, 2015 compared to the same periods of the prior year. For the three and six months ended June 30, 2015 and 2014, approximately 2% of TPV was funded with PayPal Credit. For the three months ended June 30, 2015 and 2014, approximately 45% and 49% of TPV, respectively, was generated outside of the U.S. For the six months ended June 30, 2015 and 2014, approximately 45% and 48% of TPV, respectively, was generated outside of the U.S. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material in the three and six months ended June 30, 2015 or the three and six months ended June 30, 2014.

Transaction and loan losses

Transaction and loan losses increased by $41 million, or 28%, in the three months ended June 30, 2015 compared to the same period of the prior year. Transaction and loan losses increased by $90 million, or 33%, in the six months ended June 30, 2015 compared to the same period of the prior year. Transaction Losses were $119 million and $88 million in the three months ended June 30, 2015 and 2014, respectively, reflecting an increase of 35%. Transaction Losses were $226 million and $168 million in the six months ended June 30, 2015 and 2014, respectively, reflecting an increase of 35%. The increase in transaction losses in the three and six months ended June 30, 2015 was predominantly attributable to higher TPV and adjustments to our provision based on actual losses incurred. Loan losses relating to our loans receivable portfolio were $66 million and $56 million in the three months ended June 30, 2015 and 2014, respectively, reflecting an increase of 18%. Loan losses relating to our loans receivable portfolio were $137 million and $105 million in the six months ended June 30, 2015 and 2014, respectively, reflecting an increase of 30%. The increase in loan losses for the three and six months ended June 30, 2015 was due to growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option, prior to the sale of additional participation interests to investors in May 2015, and an increase in losses incurred on working capital advances to selected merchant sellers. The total consumer loans receivable balance as of June 30, 2015 and December 31, 2014 was $3.1 billion and $3.7 billion, respectively, reflecting a decrease of 16% due primarily to the sale of additional participation interests to investors in May 2015. The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	June 30, 2015	December 31, 2014
Percentage of Loans Receivable with FICO scores > 680	54%	54%
Percentage of Loans Receivable with FICO scores < 599	10%	9%

Percent of Loans Receivable current	90%	90%
Percent of Loans Receivable > 90 days outstanding	4%	4%

Modifications to our PayPal Credit products' acceptable risk parameters during those periods did not have a material impact on our loan losses.

We recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs include the actual amount of protection losses associated with eBay's customer protection programs that we administer and fund on behalf of eBay, which are included as a reduction of transaction and loan losses. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three months ended June 30, 2015 and 2014 were $12 million and $10 million, respectively. Recoveries associated with transaction losses incurred on eligible eBay purchases during the six months ended June 30, 2015 and 2014 were $22 million for both periods. Following the distribution, we will no longer administer eBay's customer protection programs and recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we will each independently administer our own customer protection programs. Further, our customer protection programs will extend to customers’ eligible purchases on eBay and therefore we expect to incur incremental costs associated with our customer protection programs after distribution.

Customer support and operations

Customer support and operations costs increased by $45 million, or 17%, in the three months ended June 30, 2015 compared to the same period of the prior year. Customer support and operations costs increased by $65 million, or 13%, in the six months ended June 30, 2015 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2015 was due primarily to an increase in headcount to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform, and an increase in expenses incurred to operate as an independent public company. This increase was offset in part by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Sales and marketing

Sales and marketing expenses decreased by $8 million, or 3%, in the three months ended June 30, 2015 compared to the same period of the prior year. Sales and marketing expenses increased by $13 million, or 3%, in the six months ended June 30, 2015 compared to the same period of the prior year. The decrease in the three months ended June 30, 2015 was due primarily to a decrease in employee related expenses and favorable foreign currency fluctuations due to the strengthening of the U.S. dollar. The increase in the six months ended June 30, 2015 was due primarily to an increase in expenses relating to marketing programs to promote our products. This increase was offset in part by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Product development

Product development expenses increased by $20 million, or 9%, in the three months ended June 30, 2015 compared to the same period of the prior year. Product development expenses increased by $46 million, or 11%, in the six months ended June 30, 2015 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2015 was due primarily to investments in our Payments Platform, creating new mobile experiences for our customers and supporting our strategic initiatives.

General and Administrative

General and administrative expenses increased $13 million, or 11%, in the three months ended June 30, 2015 compared to the same period of the prior year. In the three months ended June 30, 2015, $60 million of corporate cost and expenses allocated to us were included in general and administrative expenses, representing an increase of $7 million, or 13%, compared to the same period of the prior year. The increase in general and administrative expenses in the three months ended June 30, 2015 related primarily to an increase in expenses associated with consulting fees and higher employee-related costs, including those related to our separation.

General and administrative expenses increased $36 million, or 15%, in the six months ended June 30, 2015 compared to the same period of the prior year. In the six months ended June 30, 2015, $121 million of corporate cost and expenses allocated to us were included in general and administrative expenses, representing an increase of $8 million, or 7%, compared to the same period of the prior year. The increase in general and administrative expenses in the six months ended June 30, 2015 related primarily to an increase in expenses associated with consulting fees, regulatory matters and higher employee-related costs, including those related to our separation.

Depreciation and Amortization

Depreciation and amortization expenses increased $25 million, or 20%, in the three months ended June 30, 2015 compared to the same period of the prior year. Depreciation and amortization expenses increased $36 million, or 14%, in the six months ended June 30, 2015 compared to the same period of the prior year. The increases in the three and six months ended June 30, 2015 were due primarily to additional depreciation expense associated with investments in our technology platforms and an increase in capital expenditures to operate as an independent public company. Additionally, in connection with the capitalization of PayPal during the three months ended June 30, 2015, we received a contribution of fixed assets from eBay, resulting in increased depreciation expense. Amortization expense for intangible assets was $23 million and $20 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense of intangible assets was $42 million and $44 million during the six months ended June 30, 2015 and 2014, respectively.

Restructuring
In January 2015, at a regular meeting of eBay’s board of directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed during the first half of 2015. Restructuring expenses were $49 million in the six months ended June 30, 2015. No restructuring expenses were recognized in the six months ended June 30, 2014.

Income Tax Expense

Our effective income tax rate was 24% and 14% for the three months ended June 30, 2015 and 2014, respectively. The increase in our effective income tax rate for the three months ended June 30, 2015 compared to the same period of the prior year was due primarily to separation-related costs and other discrete tax adjustments.

Our effective income tax rate was 22% and 116% for the six months ended June 30, 2015 and 2014, respectively. The decrease in our effective income tax rate was due primarily to the prior year accrual of U.S. income and applicable foreign taxes on $1.9 billion of undistributed foreign earnings from 2013 and prior years, which were no longer considered indefinitely reinvested. Without this accrual, our effective tax rate for the six months ended June 30, 2014 would have been 14%. The additional 8% increase in our effective tax rate over the same period of the prior year was due to separation-related costs and other discrete tax adjustments.

During the three months ended June 30, 2015, the Company reclassified approximately $1.2 billion of its deferred tax liability related to unremitted foreign earnings from current to long-term. The Company revised its cash projection needs in the U.S. over the next 12 months as a result of the $3.8 billion of cash contributed from eBay (see Note 16 - Stockholders’ Equity).

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation S-K, the following portion of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

We present non-GAAP financial measures to enhance an investor’s evaluation of our ongoing operating results and to facilitate meaningful comparison of our results between periods. Management uses these non-GAAP financial measures to, among other things, evaluate our ongoing operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation.

We exclude the following items from non-GAAP net income, non-GAAP earnings per diluted share, non-GAAP operating income, non-GAAP operating margin and non-GAAP effective tax rate:

•
Stock-based compensation expense and related employer payroll taxes. This expense consists of expenses for stock options, restricted stock units, and employee stock purchases issued to our employees by eBay under eBay’s equity incentive plans. We exclude stock-based compensation expense from our non-GAAP measures primarily because they are non-cash expenses that management does not believe are reflective of ongoing operating results. The related employer payroll taxes are dependent on eBay’s stock price and the timing and size of exercises by our employees of their stock options and the vesting of their restricted stock units, over which management has limited to no control, and as such management does not believe it correlates directly to our operation of the business.

•
Amortization or impairment of acquired intangible assets, impairment of goodwill, significant gains or losses and transaction expenses from the acquisition or disposal of a business and certain gains or losses on investments. We incur amortization or impairment of acquired intangible assets and goodwill in connection with acquisitions and may incur significant gains or losses or transactional expenses from the acquisition or disposal of a business and therefore exclude these amounts from our non-GAAP measures. We also exclude certain gains and losses on investments. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Separation. These are significant expenses that are related to the separation of our business from eBay into a separate publicly-traded company. These consist primarily of third-party consulting fees, legal fees, employee retention payments and other expenses incurred to complete the separation. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Restructuring. These charges consist of expenses for employee severance and other exit and disposal costs. We exclude restructuring charges primarily because management does not believe they are reflective of our ongoing operating results.

•
Certain gains and losses on investments. These consist of significant, one-time gains or losses as determined in accordance with GAAP. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Other certain significant gains, losses, or charges that are not indicative of our core operating results. These are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly in the future. We exclude these amounts from our results primarily because management does not believe they are indicative of our ongoing operating results. For the six months ended June 30, 2014, this includes the recognition of a U.S. deferred tax liability of approximately $650 million.

•	Tax effect of non-GAAP adjustments. This amount is used to present the amounts described above on an after-tax basis consistent with the presentation of non-GAAP net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
GAAP operating income	$398	$330	$720	$648
Stock-based compensation expense and related employer payroll taxes	89	79	171	152
Amortization of acquired intangible assets	20	16	36	37
Separation	9	—	14	—
Restructuring	1	—	49	—
Acquisition related transaction expense	3	—	3	—
Total non-GAAP operating income adjustments	122	95	273	189
Non-GAAP operating income	$520	$425	$993	$837
Non-GAAP operating margin	23%	21%	22%	22%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
GAAP income before income taxes	$399	$326	$720	$638
GAAP provision for income taxes	94	45	160	739
GAAP net income	305	281	560	(101)
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	122	95	273	189
Amortization of investments	—	1	—	3
Other certain significant gains, losses, or charges	—	—	—	650
Tax effect of non-GAAP adjustments	(19)	(27)	(65)	(54)
Non-GAAP net income	$408	$350	$768	$687

Non-GAAP net income per diluted share	$0.33	$0.29	$0.63	$0.56
Shares used in non-GAAP diluted share calculation[1]	1,224	1,224	1,224	1,224

GAAP effective tax rate	24%	14%	22%	116%
Tax effect of non-GAAP adjustments to net income	(2)%	3%	1%	(99)%
Non-GAAP effective tax rate	22%	17%	23%	17%
1 Non-GAAP net income per diluted share is based on the number of shares of PayPal common stock outstanding on the distribution date. The same number of shares was used to calculate the amount for the prior year since no PayPal equity was outstanding prior to the distribution.
In addition to the non-GAAP measures discussed above, we also use free cash flow to assess our operating performance. Free cash flow represents operating cash flows less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property, buildings, equipment, including investments in our Payments Platform, which can then be used to, among other things, invest in our business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net cash provided by operating activities	$622	$560	$1,166	$985
Less: Purchases of property and equipment	(231)	(96)	(425)	(196)
Free cash flow	$391	$464	$741	$789

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, customer protection programs, provide credit to customers that fund transactions using our PayPal Credit product, capital expenditures, investments in our business, potential acquisitions and working capital and other cash needs. The following table summarizes the cash, cash equivalents and available-for-sale investment balances available as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In millions)
Cash, cash equivalents and available-for-sale investment securities[1]	$6,639	$2,230
1Excludes assets related to customer accounts of $11.4 billion and $10.6 billion at June 30, 2015 and December 31, 2014, respectively.

Cash, cash equivalents and available-for-sale investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $4.4 billion as of June 30, 2015 and $2.0 billion at December 31, 2014, or 66% and 90% of our total cash, cash equivalents and available-for-sale investments as of those dates, respectively. During the first quarter of 2014, eBay changed its capital allocation strategy to reflect its objective of increasing its available U.S. cash, preserving its credit rating, and providing greater liquidity to meet its other cash needs in the U.S., which included, among other things and subject to market conditions and other uncertainties, merger and acquisition activity and potentially funding opportunistic share repurchases on an accelerated basis. As a result of the change in eBay’s capital allocation strategy, we provided for U.S. income and applicable foreign withholding taxes on $1.9 billion of undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years. We recorded a deferred tax liability of approximately $650 million based on the estimated tax consequences of repatriating these earnings. We did not provide for U.S. federal income and foreign withholding taxes on $2.3 billion of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014. Since we do not know the time or manner in which we would repatriate those funds, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability.

In the three months ended June 30, 2015, we received a contribution of approximately $3.8 billion of cash from eBay, as well as a related deferred tax liability of $236 million associated with the foreign cash contributed that is not considered indefinitely reinvested. This cash will be used for general corporate purposes in both our international and domestic operations.

On July 17, 2015, the Company entered into a credit agreement that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The Company may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, the Company may designate one or more of its subsidiaries as additional borrowers under the Credit Agreement provided that the Company and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of July 17, 2015, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes of the Company and its subsidiaries.

As of July 17, 2015, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at July 17, 2015, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Loans under the Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on the Company’s public debt ratings) ranging from 1.00 percent to 1.625 percent (beginning at 1.25% until the Company receives its first public debt rating) or (ii) a formula based on the Agent’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on the Company’s public debt ratings) ranging from zero percent to 0.625 percent (beginning at 0.25% until the Company receives its first public debt rating). Subject to certain conditions stated in the Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon the request of the Company, subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require the Company to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on the Company’s public debt ratings.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2015, we had a total of $2.0 billion in cash withdrawals offsetting our $2.0 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

As of July 20, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. Our liquidity and access to capital could be impacted by our credit rating, financial performance, and global credit market conditions. We expect that these credit rating agencies will continue to monitor developments now that we have separated from eBay, including our capital structure and results of operations, which could result in our credit ratings being downgraded or put on a watch list for possible downgrading.

In July 2015, we announced an agreement to acquire Xoom Corporation for approximately $890 million net of cash. This acquisition is subject to customary closing conditions, including regulatory approvals and is expected to close in the fourth quarter of 2015.

The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations to these programs and modifications to the program resulting from changes to regulatory requirements. For the periods presented in these condensed combined and consolidated financial statements, payments under these customer protection programs have ranged between 0.08% and 0.12% of TPV. Historical trends may not be an indication of future results. In addition, prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs include the actual amount of protection losses associated with eBay's customer protection programs that we administer and fund on behalf of eBay, which are included as a reduction of transaction and loan losses. Following the distribution, we will no longer administer eBay's customer protection programs and recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we will each independently administer our own customer protection programs. Further, our customer protection programs will extend to customers’ eligible purchases on eBay and therefore we expect to incur incremental costs associated with our customer protection programs after distribution.

We currently fund the purchase of the PayPal Credit consumer receivables with international and domestic cash resources. To the extent that our PayPal Credit products become more widely available, and as we further promote PayPal Credit, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. In May 2015, we completed an arrangement with certain investors under which we sold a participation interest in certain consumer loan receivables originated by PayPal Credit with a gross book value of approximately $708 million. The sale resulted in cash proceeds of approximately $710 million, of which $692 million related to the outstanding principal and $18 million related to the interest receivable. We expect to continue to evaluate third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Through these arrangements we expect to be able to continue to expand the availability of our credit products without requiring the use of internal capital. We believe these third party sources, together with cash expected to be generated from operations, will be sufficient to fund the PayPal Credit portfolio for the foreseeable future.

In June 2014, we agreed, subject to certain conditions, that we, one of our affiliates or a third party partner will purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our current credit program agreement with Synchrony (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. As of June 30, 2015, Synchrony had a net receivables portfolio under the credit program agreement of approximately $1.5 billion.

Our liquidity and access to capital could be impacted by our credit rating, financial performance, global credit market conditions, and a broad range of other factors. In addition, our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Note 10—Commitments and Contingencies” to the condensed combined and consolidated financial statements for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents, available-for-sale investments, cash expected to be generated from operations, our expected access to capital markets, together with potential external funding through third party sources, such as commercial banks, private equity firms, and sovereign wealth funds, will be sufficient to fund our operating activities, anticipated capital expenditures, and PayPal Credit portfolio for the foreseeable future.

Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash provided by (used in):
Operating activities	$1,166	$985
Investing activities	(3,752)	(450)
Financing activities	2,972	(43)
Effect of exchange rates on cash and cash equivalents	(25)	—
Net increase/(decrease) in cash and cash equivalents	$361	$492

Operating Activities

We generated cash from operating activities of $1.2 billion in the six months ended June 30, 2015 due primarily to operating income of $720 million. Adjustments for non-cash charges to operating income increased during the six months ended June 30, 2015 compared to the same period of the prior year and included $363 million related to transaction and loan losses, $291 million related to depreciation and amortization and $162 million related to stock-based compensation. These adjustments were offset by a net increase in other assets and liabilities of $256 million.

We generated cash from operating activities of $985 million in the six months ended June 30, 2014, due primarily to operating income of $648 million, adjusted for non-cash charges to operating income related to $273 million in transaction and loan losses, $255 million in depreciation and amortization, and $143 million in stock-based compensation, offset by a net increase in other assets and liabilities of $247 million.

Cash paid for income taxes in the six months ended June 30, 2015 and 2014 was $31 million and $25 million, respectively.

Investing Activities

The net cash used in investing activities of $3.8 billion in the six months ended June 30, 2015 was due primarily to purchases of available for sale investments of $4.5 billion, purchases of property and equipment of $425 million in part due to the separation from eBay and cash paid for acquisitions (net of cash acquired) of $273 million. These net cash outflows were offset by proceeds of approximately $692 million from the initial sale of a participation interest in a portion of our purchased consumer receivables, net cash inflows relating to receivables from eBay of $575 million, and maturities and sales of investments of $417 million.

The net cash used in investing activities of $450 million in the six months ended June 30, 2014 was due primarily to net cash outflows relating to receivables from eBay of $377 million, increases in our loan receivable portfolio (net of collections) originated through our PayPal Credit products of $233 million and purchases of property and equipment of $196 million, offset by maturities and sales of investments of $381 million.

Financing Activities

The net cash provided by financing activities of $3.0 billion in the six months ended June 30, 2015 was due primarily to a contribution of approximately $3.8 billion of cash from eBay offset by repayments of borrowings from eBay.

The net cash used in financing activities of $43 million in the six months ended June 30, 2015 was due primarily to net cash outflows relating to repayments of borrowings from eBay.

Free Cash Flow

Free cash flow was $741 million in the six months ended June 30, 2015, a decrease of $48 million from the same period of the prior year. The decrease was primarily due to an increase in purchases of property and equipment. Free cash flow generated during the six months ended June 30, 2015 was used for general business purposes and towards our acquisitions announced in March 2015 and completed in the second quarter of 2015. Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial

Information" for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The negative effect of currency exchange rates on cash and cash equivalents during the six months ended June 30, 2015 of $25 million was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. Currency exchange rates had no effect of on cash and cash equivalents during the six months ended June 30, 2014.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign currency derivative activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed combined and consolidated balance sheet as customer accounts. We seek to reduce earnings volatility that may result from changes in interest rates.

As of June 30, 2015 and December 31, 2014, approximately 39% and 97% of our total cash and investment portfolio was held in cash and cash equivalents, and we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. For additional details related to our investment activities, please see “Note 6—Investments” to the condensed combined and consolidated financial statements included in this report.

The assets underlying the customer balances we hold on our combined and consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by the regulatory requirements and commercial law in the jurisdictions where PayPal operates, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable which could have an adverse effect on our net earnings.

A 100 basis point increase in interest rates would not have a material impact on the Company's financial assets or liabilities at June 30, 2015 and December 31, 2014.

Foreign Currency Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the Euro, British Pound, and Australian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to foreign currencies.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported combined and consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 8—Derivative Instruments” to the condensed combined and consolidated financial statements included in this report.

We use foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2015 and December 31, 2014, the amount recorded in AOCI related to our foreign exchange forward contracts before tax effect would have been approximately $285 million and $294 million lower, respectively. If the U.S. dollar strengthened by 20% at June 30, 2015 and December 31, 2014, the amount recorded in AOCI related to our foreign exchange forward contracts before tax effect would have been approximately $285 million and $294 million higher, respectively.

In addition, we use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in “Other income (expense), net,” which are offset by the gains and losses on the foreign exchange contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $38 million and $32 million at June 30, 2015 and December 31, 2014, respectively, without considering the offsetting effect of hedging. Foreign exchange contracts in place as of June 30, 2015 would have resulted in an offsetting effect of approximately $39 million, resulting in a net positive impact of approximately $1 million. Foreign exchange contracts in place as of December 31, 2014 would have resulted in an offsetting effect of approximately $34 million, resulting in a net positive impact of approximately $2 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of June 30, 2015 and December 31, 2014, our cost and equity method investments totaled $27 million and $31 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of June 30, 2015 and December 31, 2014, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

The information set forth under “Note 10 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed combined and consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A:	Risk Factors

The following discussion is divided into three sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned “Risks Related to the Separation and Our Operation as an Independent Publicly Traded Company,” discusses some of the risks relating to our separation into an independent publicly traded company. The third section, captioned “Risks Related to Our Common Stock,” discusses some of the risks relating to an investment in our Common Stock. You should carefully review all of these sections, as well as our condensed combined and consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us.
Risk Factors That May Affect Our Business, Results of Operations and Financial Condition

Our operating and financial results come primarily from transactions involving payments made in a reporting period and are therefore subject to fluctuations that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our combined financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock could decline, perhaps substantially, as a result of the factors described in this paragraph.
Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets and fluctuations in foreign currency exchange rates) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. These events and conditions, such as recent uncertainties related to Greek sovereign debt obligations, could have a negative and adverse impact on the companies and customers with which we do business. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our payments platforms.
Our success depends to a large degree on our ability to successfully address the rapidly evolving market for transactions on mobile devices.

Mobile devices are increasingly used for ecommerce transactions and payments. A significant and growing portion of our customers access our platforms through mobile devices. We may lose customers if we are not able to continue to meet our customers’ mobile and multi-screen experience expectations. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. In addition, a number of other companies with significant resources and a number of innovative startups have introduced products and services focusing on mobile markets.

Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continuously increase the volume of mobile transactions effected through our platforms could harm our business.
If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our revenues could decline.
Rapid, significant technological changes continue to confront the industries in which we operate, including developments in smart cards, tokenization, ecommerce, mobile, and radio frequency and proximity payment devices, such as contactless payments. We cannot predict the effect of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, payments networks, new laws and regulations, resistance to change from consumers or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay significant transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when consumers fund payment transactions from an existing PayPal account balance or through the PayPal Credit products. Our financial success is highly sensitive to changes in the rate at which our consumers fund payments using credit and debit cards, which can significantly increase our costs. Some of our consumers may prefer to use credit and debit cards if these cards offer functionality and benefits not associated with the use of their bank accounts. Some of our offerings, including the ability of consumers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than our basic product offering. An increase in the portion of our payment volume using credit and debit cards would materially and adversely affect our financial performance. Some of our plans to lower our funding costs, including both the PayPal Credit products and the ability for consumers to defer payment for a short period of time on some transactions, may increase the risk to us of nonpayment by consumers. An increase in fees associated with our funding mix or in losses associated with nonpayment by consumers could harm our business.
Our business is subject to online security risks, including security breaches.

Our business involves the storage and transmission of customers’ personal financial information. In addition, a significant number of our customers authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. We have built our reputation on the premise that our payments platform offers customers a secure way to make payments. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. In May 2014, eBay Inc. publicly announced that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data from certain of its Marketplaces business unit databases, which led to Marketplaces requiring a password reset and fewer transactions using our PayPal services. A breach of security at PayPal could have negative consequences to our reputation, which could result in our customers using our services less often, and have significant out-of-pocket financial impact.

The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our or our customers’ personal proprietary information, cause interruption in our operations and damage our computers or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers.

Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents and third parties may be able to access our customers’ proprietary information and payment card data that are stored on or accessible through our systems. Any security breach at a company providing services to us or our customers could have similar effects. Because we promote to our customers that our payments platform offers a secure way to make payments, a security breach would have a significant impact on our reputation.
In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we were unable to accept payment cards, our business would be harmed. Additionally, financial services regulators in various jurisdictions, including the United States and the European Union, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business.

We may also need to expend significant additional resources to protect against security breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.
Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

Our systems may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Our website has suffered significant intermittent unavailability, including for example, transaction failures which affected some customers in the United Kingdom for over 24 hours in August 2014 and mobile login failures which affected some customers for several hours in April 2014. Reliability is particularly critical for us because the full-time availability of our PayPal services is critical to our goal of gaining widespread acceptance among consumers and merchants for digital and mobile payments. We have undertaken certain system upgrades and re-platforming efforts designed to improve our reliability and speed. These efforts are costly and time consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Because we are a regulated financial institution, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, or mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses we need to operate or prevent us from obtaining additional licenses that we need to expand.

We also rely on facilities, components and services supplied by third parties, including eBay, and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, we must rely on banks or other payment processors to process transactions, and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income.

In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa’s or MasterCard’s interchange fees and practices violate antitrust law. In the United States, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. In the European Union, the Multilateral Interchange Fee (“MIF”) Regulation limits credit and debit interchange fees for payments to 0.3% and 0.2%, respectively. The MIF Regulation, which is expected to become effective in the second half of 2015, may significantly impact our pricing policy in the European Union. Any such material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize our competitive position against traditional credit and debit card processors, although it would also lower our costs. Future changes to those regulations or to our business could potentially cause us to be treated as a payment card network, which could subject us to additional regulation and require us to change our business practices, which could reduce our revenue and adversely affect our business.

We are required by our processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants, and we have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. Payment card networks have from time to time alleged that various aspects of our business model violate these operating rules. If such allegations are not resolved, they could result in material fines and penalties or require changes in our business that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their card to be charged. If we were unable to accept payment cards or were meaningfully limited in our ability to do so, our business would be harmed.

We and our payment card processors have implemented specific business processes for merchants in order to comply with operating rules for providing services to merchants, but any failure to comply could result in fines. We also could be, and in the past have been, subject to fines from payment card networks if we fail to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, we must either prevent such merchants from using our PayPal services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Although the amount of these fines has not been material to date, any additional fines in the future could become material and could result in a termination of our ability to accept payment cards or require changes in our process for registering new customers. This would significantly damage our business. Our retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.
We incur substantial losses due to claims from consumers that merchants have not performed or that their goods or services do not match the merchant’s description. We seek to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. We also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, they could potentially result in our losing the right to accept payment cards for payment. In the event that we were unable to accept payment cards, the number of transactions processed through our PayPal services would decrease substantially and our business could be harmed. We are similarly subject to the risk of fraudulent activity associated with merchants, consumers of PayPal Credit products and third parties handling our user information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be harmed.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade is an important source of both revenue and profits for us. For the year ended December 31, 2014, approximately 24% of total payment volume (“TPV”) involved cross-border trade (i.e., transactions where the merchant and consumer were in different countries). Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as China.

Cross-border trade is subject to, and may be impacted by, foreign exchange rate fluctuations. In addition, the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and the consumer) are often extremely complicated in the context of cross-border trade. The interpretation and/or application of such laws could impose restrictions on cross-border trade. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

Our business is subject to extensive government regulation and oversight relating to the provision of financial services.

We are subject to various laws and regulations in the United States and other countries where we operate. Such laws and regulations include those governing banking, deposit taking, cross-border and domestic money transmission, foreign exchange, and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to us vary in the markets where we operate and have increased over time as the geographical scope and complexity of our business and products have expanded. While we have a compliance program focused on compliance with applicable laws and regulations and have increased the resources allocated to that program in the last several years, we may still be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs in the future. Non-compliance could also result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines, enforcement actions, as well as reputational harm, changes in compliance requirements or limits on our ability to expand our product offerings could harm our business.

PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the United States, in the states where it is required, and the District of Columbia, the U.S. Virgin Islands and Puerto Rico. Our subsidiary, Venmo, is also licensed as a money transmitter in certain U.S. states. As licensed money transmitters, PayPal and Venmo are subject to restrictions with respect to their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial cost if we violate these laws or regulations.

While we currently allow our consumers with credit cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the United States) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect our ability to grow in these markets. Of the markets whose residents can use our PayPal services, approximately 30 markets are in member states of the European Union. We provide localized versions of our service to customers in the European Union through PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, information security, bank secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions could adversely affect our business. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union, which can make compliance more costly and operationally difficult to manage.

In many markets, such as China, much of Southeast Asia and South America, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary that is based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore as a holder of a stored value facility and does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer remittance payments (including donations to charities) in Singapore, and can only offer payments for the purchase of goods and services. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is not clear whether our Singapore-based service is subject only to Singapore law or, if it is subject to local laws, whether such local laws would require a payment processor like us to be licensed as a bank or financial institution or otherwise.

In Australia, we serve our customers through PayPal Australia Pty. Ltd. ("PayPal Australia"), which is licensed by the Australian Securities and Investments Commission as a financial product and by the Australian Prudential Regulation Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia would be subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Australian depository institutions.

We are also subject to regulation in other markets in which we do business and we have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where we have operations, such as Canada, Turkey, China, Mexico, Brazil and Hong Kong. There can be no assurance that we will be able to obtain any such licenses. Even if we were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products in certain countries.

In many other countries it may not be clear whether we are required to be licensed as a bank, financial institution or otherwise. In such markets, we may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through our local banking partner. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay to the provision or development of our services in a given market, or could require significant and costly operational changes or prevent us from providing any services in a given market.

We are subject to consumer protection laws and regulations.

We are subject to consumer protection laws and regulations in the United States and the other countries in which we operate. We are focused on compliance with these laws and regulations and have programs designed to comply with new and existing consumer protection requirements. However, any errors, failures, or delays in complying with such consumer protection laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. Any new consumer protection laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to us could subject us to additional restrictions on our operations, additional compliance and licensure requirements, and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow our business, could have an adverse effect on our financial results and harm our business.

Although there have been no definitive interpretations to date, we have taken actions as though our services are subject to the Electronic Fund Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau (“CFPB”). Under such regulations, among other things, we are required to provide advance disclosure of changes to our services, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. Additionally, even technical violations of these laws can result in assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs’ attorneys’ fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that we improperly held consumer funds or otherwise improperly limited consumer accounts. These lawsuits seek damages as well as changes to our business practices, among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to our business practices could expose us to significant liability. Any changes to our business practices resulting from these lawsuits could require us to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

The financial services sector has been increasingly subject to regulatory scrutiny. In January 2012, the CFPB finalized rules under Regulation E, mandated by the Dodd-Frank Act, which required us, beginning in October 2013, to provide additional disclosures, error resolution rights, and cancellation rights to U.S. consumers who make international remittance payments. In November 2014, the CFPB proposed a new prepaid account rule that would apply to prepaid cards and mobile wallets, including PayPal accounts. In December 2014, we became subject to CFPB supervision and examination pursuant to a new regulation that allows the CFPB to supervise all companies, including PayPal, that provide more than one million international money transfers per year. Under the regulation, CFPB examiners are now able to examine us for compliance with the remittance transfer rule and other laws and regulations. For other matters relating to regulation by the CFPB, please see “Note 10: Commitments and Contingencies - Litigation and Regulatory Matters.”

PayPal (Europe) implements its localized services in European Union countries through a “passport” notification process through the Luxembourg regulator to regulators in other European Union member states pursuant to European Union Directives, and has completed the “passport” notification process in all European Union member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans for expanding our business in European Union countries. In addition, the countries that are members of the European Union may each have different and potentially inconsistent interpretations of regulations implementing the European Union Payment Services Directive, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services and Anti-Money Laundering Directives, which could further make compliance more costly and operationally difficult to manage. Finally, if the assets of PayPal (Europe) exceed certain thresholds, or if the European Central Bank determines that PayPal is a significant supervised entity, PayPal (Europe) could become directly regulated by the European Central Bank rather than primarily by Luxembourg as a less significant supervised entity, which would likely increase its costs.
We are subject to anti-money laundering and counter-terrorist financing laws and regulations.

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. We have programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with federal, state or foreign anti-money laundering or counter-terrorist financing laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. For a discussion of our dealings with the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), please see “Note 10: Commitments and Contingencies - Litigation and Regulatory Matters.”

U.S. regulators have increased their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Several countries in which we are regulated have also implemented new anti-money laundering and counter-terrorist financing laws and regulations, and we have had to make changes to our compliance program in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow our business could harm our business and any new requirements or changes to existing requirements could impose significant costs, result in delays to planned product improvements, make it more difficult for new customers to join our network and reduce the attractiveness of our products and services.
Regulation in the areas of privacy and protection of user data could harm our business.

We are subject to laws relating to the collection, use, retention, security, and transfer of personally identifiable information about our customers around the world. Much of the personal information that we collect, especially financial information, is regulated by multiple laws. User data protection laws may be interpreted and applied inconsistently from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop in ways we cannot predict and that may harm our business.

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. Some of these laws impose requirements that are inconsistent with one another, yet regulators may claim that both apply. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. A determination that there have been violations of laws relating to our practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our customers, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our business violated the TCPA. We recently settled Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012), which alleged that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any rconegulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile customers were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.
PayPal is not a bank or licensed lender in the United States and relies upon third parties to make loans and provide the other products critical to our business.

As PayPal is neither a chartered financial institution nor licensed to make loans in any state, we must rely on a bank or licensed lender to offer the PayPal Credit products in the United States. Currently, when a U.S. consumer makes a purchase using a PayPal Credit product, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale, and advances funds to the merchant. We subsequently purchase and retain most of the receivables related to the consumer loans made by the chartered financial institution and, as a result, bear most of the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each of the consumer accounts, we own most of the related consumer loan receivables, and we are also responsible for servicing functions related to the consumer account.

Comenity Capital Bank and WebBank, which are both industrial banks chartered by the State of Utah, currently issue PayPal Credit products in the United States, with Comenity Capital Bank originating the majority of new loans. As part of this arrangement, WebBank has agreed to take ownership of (and originate loans with respect to) all consumer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. Nevertheless, any termination or interruption of WebBank’s or Comenity Capital Bank’s ability to lend could result in the inability to originate any new PayPal Credit products, which would require us either to reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would be burdensome.

The PayPal Credit products also rely on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2014, approximately 16% of all transaction volume by dollar amount through the PayPal Credit products was settled through the facilities of a single vendor. Any disruption to these third-party payment processing and gateway services would adversely affect the PayPal Credit products.
Our credit products expose us to additional risks.

Our PayPal Credit products are offered to a wide range of consumers, and the financial success of these products depends on our ability and the ability of the banks issuing the PayPal Credit products to manage the credit risk related to these products. The lenders extend credit at the point of sale using our proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on their past purchasing and payment history as well as their credit scores. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to inaccurate assumptions about a particular consumer or the economic environment, among other factors. The accuracy of the predictions and the ability of the lenders and our ability to manage credit risk related to the PayPal Credit products may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, and other factors. A lender may incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the PayPal Credit products. In addition, economic and financial conditions may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the credit extended by a lender to PayPal Credit account holders who use the PayPal Credit products, which could harm our business. As of December 31, 2014, approximately $20.2 billion of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and consumer creditworthiness.

Over the past several years, the volume of credit extended by the financial institutions issuing the PayPal Credit products has increased. In the United States, we purchase the receivables relating to these consumer loans extended by the issuing banks, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, we face the risk that PayPal Credit account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.67% for the year ended December 31, 2014. The non-payment rate among PayPal Credit account holders may increase due to, among other things, changes to underwriting standards by us and the financial institutions issuing the PayPal Credit products, worsening economic conditions, such as a recession or greater austerity in various countries, and high unemployment rates. Consumers who miss payments often fail to repay their loans, and consumers who file for protection under the bankruptcy laws generally do not repay their loans.

We have entered into an agreement with Synchrony (formerly GE Capital Retail Bank) pursuant to which we, one of our affiliates, or a third party partner of ours, will purchase, subject to certain conditions, a dual-branded retail credit card portfolio from Synchrony. This transaction is currently expected to close in the fourth quarter of 2016, although there can be no assurance that this transaction will close on terms currently contemplated, or at all. If this transaction is consummated, we will own the related consumer loan receivables, and our risks relating to our ownership of consumer loan receivables will increase.

In 2013, we began a program, working with WebBank, for WebBank to offer working capital financing to selected merchants in the United States, and for us to purchase the related receivables. Similar programs are also available in the United Kingdom and Australia. Loans to merchants present risks similar to those discussed above associated with the PayPal Credit products.

We purchase receivables related to PayPal Credit products and other credit accounts. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase these receivables, our business could be harmed.
New and proposed laws and regulations could harm our business.

We are subject to laws and regulations affecting our domestic and international operations in a number of other areas, including data privacy requirements, intellectual property ownership and infringement, tax, anti-competition, export requirements, anti-corruption, labor, advertising, billing, promotions, quality of services, environmental, and health and safety regulations. It is not always clear how these laws and regulations apply to our business. Many of these laws and regulations were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet, mobile and related technologies. Many of these laws, including some of those that do reference the Internet, mobile and related technologies are subject to interpretation by the courts on an ongoing basis and, as a result, their applicability and scope remain uncertain.

Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. For example, new or proposed laws in certain countries require us to maintain separate servers in those countries so that all personal data of citizens of that country are maintained locally. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products or services in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

Financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our business. Our success and increased visibility have driven existing businesses that perceive us to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our business and the ability of customers to use our products and services.

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating Internet, mobile and related technologies outside of the United States are generally less favorable to us than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our services, and the imposition of any regulations on us or our customers could harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis of 2008, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system. The general effect of the financial reform law has been, and we expect will continue to be, to require us to make additional disclosures to our consumers and to impose new restrictions and requirements on certain of our activities, resulting in new compliance requirements and obligations that could increase our costs, may result in increased litigation and the need to make expensive product changes, and could otherwise harm our business.
Substantial and increasingly intense competition worldwide in the global payments industry may harm our business.
The global payments industry is highly competitive. We compete against businesses in varied industries, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. As online and offline commerce increasingly converge, the pace of change, innovation and disruption is increasing. The global payments industry is rapidly changing, highly innovative and increasingly subject to regulatory scrutiny, which may negatively affect the competitive landscape. We compete against all forms of payments, including:

•	paper-based transactions (principally cash and checks);

•	providers of traditional payment methods, particularly credit and debit cards, money orders, and Automated Clearing House transactions (these providers are primarily well-established banks);

•
providers of “digital wallets” which offer customers the ability to pay online and/or on mobile devices through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment methods;

•
providers of mobile payments solutions that use tokenized card data approaches and Near Field Communication (“NFC”) functionality (including Host Based Card Emulation (“HCE”) functionality to eliminate the need for a physical NFC chip in the device);

•	payment-card processors that offer their services to merchants;

•	providers of “person-to-person” payments that facilitate individuals sending money with an email address or mobile phone number;

•	providers of mobile payments; and

•	providers of card readers for mobile devices and of other new point of sale and multi-channel technologies.
We also face competition and potential competition from:

•	money remitters;

•	services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit in the United States and abroad;

•	issuers of stored value targeted at online payments;

•	other international online payment-services providers;

•	other providers of online account-based payments;

•	payment services targeting users of social networks and online gaming, often through billing to the consumer’s mobile phone account;

•	mobile payment services between bank accounts;

•	payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account;

•	online shopping services that provide special offers linked to a specific payment provider; and

•	services that help merchants accept and manage virtual currencies.

Some of these payment providers have greater customer bases, volume, scale, and market share than we do, which may provide significant competitive advantages. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements. They may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative programs and services that adversely impact our growth. We also expect new entrants to offer competitive products and services. In addition, some merchants provide such services to themselves. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the United States, established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
We compete primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers with relatively low marketing expense;

•	ability to show that merchants will achieve incremental sales by offering our PayPal services;

•	security of transactions and the ability for consumers to use our PayPal services without sharing their financial information with the merchant;

•	simplicity of our fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications; and

•	quality of developer tools such as our application programming interfaces and software development kits.

If we are not able to differentiate our business from those of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business.
We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations internationally that are denominated in foreign currencies, primarily the Euro, British Pound, and Australian Dollar, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus the Euro, British Pound, and Australian Dollar impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. In 2014, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $58 million (inclusive of a $36 million negative impact from hedging activities). In 2013, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $20 million (inclusive of a $4 million negative impact from hedging activities). Additionally, in connection with our services in multiple currencies, we set our foreign exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set our foreign exchange rates. Given that we also hold some corporate and customer funds in non-U.S. currencies, our financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. While we regularly enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.
We are exposed to fluctuations in interest rates.

We are exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our combined balance sheet as customer accounts. As of December 31, 2014, approximately 97% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying our customer balances we hold on our combined balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities. We seek to preserve principal while holding eligible liquid assets, as defined by the regulatory requirements and commercial law in the jurisdictions in which we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. A 100 basis point adverse change in interest rates would not have a material impact on our financial assets or liabilities at December 31, 2014 and 2013.

Also, fluctuations in interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable which could have an adverse effect on our net earnings.

In addition, we have entered into a new revolving credit facility. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the facility, which bear interest at a floating rate.

Changes to our buyer and seller protection programs could increase our loss rate.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions. We recently increased the scope of our buyer protection program to cover digital goods and intangible goods and services. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card company or bank, which in turn will seek recovery from us. The risk of losses from our buyer and seller protection programs are specific to individual buyers, sellers and transactions, and may also be impacted by regional variations to these programs, modifications to these programs resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered by one or more of these programs. Following the distribution, we have extended our protection programs to certain customers’ purchases on eBay, and our costs will therefore increase. For the periods presented in the combined financial statements, payments under these programs have ranged between 0.08% and 0.12% of TPV on an annual basis. Historical trends may not be an indication of future payments under these programs. Increases in our loss rate resulting from changes to our buyer and seller protection programs could harm our business.
Our international operations are subject to increased risks, which could harm our business.

Our international operations, especially in the United Kingdom, Germany (and the other countries of the European Union) and China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•
expenses associated with localizing our products and services and customer data, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, foreign currency exchange restrictions or extreme fluctuations in foreign currency exchange rates for a particular currency;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including natural disasters, public health issues, acts of war, and terrorism;

•	import or export regulations;

•
compliance with U.S. laws such as the Foreign Corrupt Practices Act, and foreign laws prohibiting corrupt payments to government officials, as well as U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	antitrust and competition regulations;

•	potentially adverse tax developments and consequences;

•	economic uncertainties relating to sovereign and other debt;

•	different, uncertain, or more stringent user protection, data protection, privacy, and other laws;

•	risks related to other government regulation or required compliance with local laws;

•	national or regional differences in macroeconomic growth rates;

•	local licensing and reporting obligations; and

•	increased difficulties in collecting accounts receivable.

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks are inherent in our international operations and expansion and may increase our costs of doing business internationally and could harm our business.
Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including terrorist financing, illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, or to facilitate other illegal activity. There has been an increased focus by intellectual property rights owners and government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet, primarily through file sharing services. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government authorities. Intellectual property rights owners may seek to bring legal action against providers of payments solutions, such as PayPal, and other entities that are peripherally involved in the sale of infringing items. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring us to cease handling transactions for named websites and third parties (in most cases located outside the United States) and to hold the funds of such parties pending judicial resolution of the rights owners’ claims, which disrupts the relationship between such parties and us. Any resulting claims could damage our reputation and any resulting liabilities, loss of transaction volume or increased costs could harm our business.
We are subject to risks associated with information disseminated through our services.

Online services companies may be subject to claims relating to information disseminated through their services, including claims alleging defamation, libel, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, among other things. The laws relating to the liability of online services companies for information disseminated through their services are subject to frequent challenges both in the United States and foreign jurisdictions. Any liabilities incurred as a result of these matters could require us to incur additional costs and harm our reputation and our business.

Our potential liability to third parties for the customer-provided content on our sites, particularly in jurisdictions outside the United States where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our customers and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which could harm our business.
Our failure to manage the assets underlying our customer funds properly could harm our business.

Our ability to manage and account accurately for the assets underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our internal controls accordingly. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could severely diminish customer use of our products and/or result in penalties and fines, which could harm our business.
We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Commission or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business partnerships or agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without foundation, may be very expensive to defend or respond to, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.
We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in a number of patent lawsuits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims because, among other reasons:

•	our products and services continue to expand in scope and complexity;

•	we continue to expand into new business areas, including through acquisitions; and

•
the universe of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

Such claims may be brought directly against us and/or against our customers whom we may indemnify either because we are contractually obligated to do so or we choose to do so as a business matter. We believe that an increasing number of these claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, are time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business.

We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.

We believe the protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality and invention assignment agreements entered into with our employees and contractors and confidentiality agreements with parties with whom we conduct business.

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. Trademark, copyright, patent, domain name, trade dress and trade secret protection is very expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.
We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. In addition, some of the laws and regulations affecting Internet and mobile commerce and consumer credit are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially adversely affect our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could materially adversely affect our business.
We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Any adverse outcome of any such audit or review could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by earnings being lower than anticipated (or by the incurrence of losses) in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

In light of continuing fiscal challenges in certain U.S. states and in many countries in Europe, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue, including corporate income taxes. For example, the economic downturn reduced tax revenues for United States federal and state governments, and a number of proposals to increase taxes from corporate entities have been implemented or are being considered at various levels of government. These include a number of proposals to modify the U.S. federal income tax laws applicable to companies, like ours, operating in multiple U.S. and foreign jurisdictions which, if enacted, could materially increase our effective tax rate. A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in foreign jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Similarly, in Europe, and elsewhere in the world, there are various tax reform efforts underway designed to ensure that corporate entities are taxed on a larger percentage of their earnings. If more taxing authorities are successful in applying direct taxes to Internet companies that do not have a physical presence in their respective jurisdictions, this could increase our effective tax rate.
We and our merchants may be subject to sales reporting and record-keeping obligations.

One or more states or the federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if one of our companies was ever deemed to be the legal agent of our merchants by a jurisdiction in which it operates. We are required to report to the Internal Revenue Service, (“IRS”), on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our software to meet these requirements and expect increased operational costs and changes to our customer experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. The Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain a similar certification, and to increase the compliance burdens on us. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.
Acquisitions, joint ventures, and strategic investments could result in operating difficulties and could harm our business.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. In July 2015, we announced that we have agreed to acquire Xoom Corporation, which provides international money transfer and remittances across a number of cross-border corridors. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2015; however, if these conditions are not satisfied or waived, the transaction could be delayed or not take place. We also expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.
These transactions may involve significant challenges and risks, including:

•	the potential loss of key customers, vendors and other key business partners of the companies we acquire, or dispose of, following and continuing after announcement of our transaction plans;

•
declining employee morale and retention issues affecting employees of companies that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;

•	difficulty making new and strategic hires of new employees;

•	diversion of management time and a shift of focus from operating the business to the transaction, and in the case of an acquisition, integration and administration;

•
the need to integrate the operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;

•	the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise as a result;

•
the need to implement or improve controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have lacked such controls, procedures and policies or whose controls, procedures and policies did not meet applicable legal and other standards;

•	risks associated with our expansion into new international markets;

•	derivative lawsuits resulting from the acquisition;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	the potential loss of key employees following the transaction;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our combined financial statements or make it more difficult to manage the acquired business.

At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions and any of these transactions could be material to our financial condition and results of operations. In addition, it may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

In addition, we may make certain investments, including through joint ventures, in which we have a minority equity interest and/or lack management and operational control. Under such circumstances, the controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling investor, joint venture partner or joint venture company may result in harm to our reputation or adversely affect the value of our investment in the investment or joint venture.
Problems with or price increases by third parties who provide services to us or to our customers could harm our business.

A number of third parties provide services to us or to our customers. We are dependent on caching services that make our sites load faster, the processing companies and banks that link us to the payment card, and bank clearing networks to process transactions, among others. We are subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which our payment card processors have the right to pass on to us), as well as changes in payment card network operating rules, including special operating rules for Internet payment services providers, such as PayPal. Similarly, we rely on unaffiliated lenders to make the consumer and other loans originated through the PayPal Credit products and also rely heavily on third parties to operate our services, including merchant processors and payment gateways to process transactions and third parties that provide loan receivable tracking and customer statements processing. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, or work stoppages), or other problems that prevent these companies from providing services to us or our customers could harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our customers and clients could also make it more difficult for our merchants to complete transactions, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint.

We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction and could harm our business.

There can be no assurance that third parties who provide services directly to us or our customers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our merchants on acceptable terms, including as a result of bankruptcy, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.
Our developer platforms, which are open to merchants and third-party developers, subject us to additional risks.

We provide third-party developers with access to application programming interfaces, software development kits and other tools designed to allow them to produce applications for use, with a particular focus on mobile applications. There can be no assurance that merchants or third-party developers will develop and maintain applications and services on our open platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions. It is possible that merchants and third-party developers who utilize our development platforms or tools could violate these regulatory restrictions and we may be held responsible for such violations, which could harm our business.
Our retail point of sale solutions expose us to additional risks.

We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera and which will enable consumers to use their mobile devices to pay hands-free. To the extent that we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

•	increased expectations from offline retailers regarding the reliability and availability of our systems and services and correspondingly lower amounts of downtime, which we may not be able to meet;

•
significant competition at the retail point of sale, particularly from established payment card providers such as Visa, MasterCard and American Express, many of which have substantially greater resources than we do;

•
increased targeting by fraudsters, and given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale;

•
exposure to product liability claims to the extent that hardware devices that we produce for use at the retail point of sale malfunction or are not in compliance with laws, which could result in substantial liability and require product recalls or other actions;

•	exposure to new or additional laws and regulations;

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as cash register and pin-pad providers), payment processors and banks that enable in-store transactions; and

•	lower operating income than our other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our retail point of sale solutions over time, our business may be harmed.
Our success largely depends on key personnel. Because competition for our key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key personnel could harm our business.

Our future performance depends substantially on the continued services of our senior management and other key personnel, including key engineering and product development personnel, and our ability to attract, retain, and motivate key personnel. Competition for key personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price may make it more difficult to attract, retain, and motivate employees. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business.
Risks Related to the Separation and Our Operation as an Independent Publicly Traded Company
We may not achieve some or all of the expected benefits of the separation, and the separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution is expected to provide the following benefits, among others: enhanced strategic and management focus; better ability to form strategic partnerships and relationships; faster decision-making; more efficient allocation of capital; alignment of incentives with performance objectives; direct access to the capital markets; and a distinct investment identity. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	following the separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of eBay;

•	following the separation, our business will be less diversified than eBay’s business prior to the separation; and

•	following the separation, regulatory requirements may inhibit or prevent certain of the activities the parties intend to continue to preserve operating synergies.

If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business could be harmed.

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the “Code”), eBay, PayPal and eBay stockholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify eBay for material taxes pursuant to indemnification obligations under the tax matters agreement.

eBay has received an opinion from its outside legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of eBay and PayPal, including those relating to the past and future conduct of eBay and PayPal. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if eBay or PayPal breach any of their respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding the opinion of counsel, the IRS could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if the IRS determines that any of these representations, assumptions, or undertakings upon which such opinion was based are incorrect or have been violated or if the IRS disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. The IRS did not provide any opinion in advance of the separation that our proposed transaction will be tax-free.

If the distribution, together with certain related transactions, failed to qualify as a transaction that is generally tax-free under Sections 368(a)(1)(D) and 355 of the Code, in general, eBay would recognize taxable gain as if it had sold the PayPal common stock in a taxable sale for its fair market value, eBay stockholders who receive PayPal common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares and we could incur significant liabilities.

We may not be able to engage in desirable strategic or capital-raising transactions following the separation. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

To preserve the tax-free treatment to eBay of the separation and the distribution, under the tax matters agreement that we entered into with eBay, for a period of time following the distribution, we are generally prohibited from taking certain actions that prevent the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that may maximize the value of our business. ”
We have no history of operating as an independent company in our current form, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The condensed combined and consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q refers to our business as operated by and integrated with eBay, and were derived from the consolidated financial statements and accounting records of eBay. Accordingly, this financial information does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Prior to the separation, our business has been operated by eBay as part of its broader corporate organization, rather than as an independent company. eBay or one of its affiliates performed various corporate functions for us, such as legal, finance, treasury, accounting, tax, auditing, human resources, and public affairs. Our historical financial results reflect allocations of corporate expenses from eBay for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

•
Prior to the separation, our business was integrated with the other businesses of eBay. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we have entered into transition agreements and an operating agreement with eBay, these arrangements may not retain or fully capture the benefits that we have enjoyed as a result of being integrated with eBay and may result in our paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition.

•
We may lose certain synergies and benefits we enjoyed as a result of being a part of eBay. As a part of eBay, we benefited from, among other things, the acquisition of new customers from eBay, capital to fund acquisitions, investments, and credit, and data from eBay that helps us to manage risks and maintain a low loss rate. In addition, being a part of eBay enabled us to leverage eBay’s technology capabilities, data, commerce platforms and relationships with retailers, brands and large merchants worldwide. The loss of these synergies and benefits could have an adverse impact on our results of operations and financial condition.

•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of eBay. Following the separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, or through strategic relationships or other arrangements, which may or may not be available and may be more costly.

•	Following the separation, the cost of capital for our business may be higher than eBay’s cost of capital prior to the separation.
Other significant changes may occur in our cost structure, management, financing, and business operations as a result of operating as a company separate from eBay. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed combined and consolidated financial statements and accompanying notes included in Part I of this Quarterly Report on Form 10-Q.
eBay remains a significant source of our revenues after the distribution.

After the distribution, we continue to derive a significant amount of revenues from eBay. If the operating agreement expires or if eBay terminates the operating agreement prior to its expiration or there is a significant change in our relationship with eBay, including if eBay becomes a merchant of record, eliminates or modifies any of its risk management or customer protection programs, directs transactions to a different provider of payment services or offers eBay customers more payment options, our business could be harmed.

eBay may fail to perform under various transaction agreements that will be executed as part of the separation or it may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the separation, we entered into a separation and distribution agreement with eBay as well as various other agreements, including an operating agreement, colocation services agreements, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and intellectual property matters agreement determine the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The operating agreement, colocation services agreements and data sharing addendum establish certain commercial relationships between eBay and us related to payment processing, credit, information technology infrastructure and data sharing. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a limited period of time after the separation. We will rely on eBay to satisfy its performance and payment obligations under these agreements. If eBay is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once these transaction agreements expire or terminate, we may not be able to operate our business effectively and our profitability may decline.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the distribution.

Our financial results previously were included within the consolidated results of eBay, and its reporting and control systems were appropriate for subsidiaries of a public company. Prior to the distribution, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. After the distribution, we will be subject to such reporting and other requirements, which will require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative, and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business could be harmed.
After the separation, certain of our directors may have actual or potential conflicts of interest because of their previous or continuing positions at eBay.

Because of their current or former positions with eBay, certain of our directors own eBay common stock and equity awards. Following the separation, even though our board of directors consists of a majority of directors who are independent, some of our directors continue to have a financial interest in eBay common stock and equity awards. In addition, one of our directors continues to serve on the eBay board of directors. Continuing ownership of eBay common stock and equity awards, or service as a director at both companies could create, or appear to create, potential conflicts of interest if PayPal and eBay have disagreements about the contracts between them that continue or face decisions that could have different implications for PayPal and eBay.
Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly.
The price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the change in our stockholder base due to the spin-off;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which we operate; and

•	market conditions in the payments industry, the industries of merchants and the domestic and worldwide economy as a whole.

PayPal’s amended and restated certificate of incorporation designates the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by PayPal’s stockholders, which could discourage lawsuits against PayPal and PayPal’s directors and officers.

PayPal’s amended and restated certificate of incorporation provides that unless the corporation otherwise determines, the state courts of the State of Delaware, or, if no state court located in the state of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of PayPal, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of PayPal to PayPal or PayPal’s stockholders, creditors or other constituents, any action asserting a claim against PayPal or any director or officer of PayPal arising pursuant to any provision of the Delaware General Corporation Law or PayPal’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim against PayPal or any director or officer of PayPal governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of PayPal’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with PayPal or PayPal’s directors or officers, which may discourage such lawsuits against PayPal and PayPal’s directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, PayPal may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect PayPal’s business, financial condition or results of operations.

Certain provisions in PayPal’s amended and restated certificate of incorporation and bylaws may prevent or delay an acquisition of PayPal, which could decrease the trading price of PayPal common stock.

PayPal’s amended and restated certificate of incorporation and amended and restated bylaws contain certain provisions that may have the effect of deterring coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and by encouraging prospective acquirers to negotiate with PayPal’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•
the fact that directors may not be elected, removed or replaced at stockholder-requested special meetings unless a person, entity or group owns at least a majority of PayPal’s outstanding common stock;

•	the right of PayPal’s board to issue preferred stock without stockholder approval; and

•	the ability of PayPal’s directors, and not stockholders, to fill vacancies on PayPal’s board of directors in most circumstances.

PayPal has also elected not to be governed by Section 203 of the DGCL, which provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock. PayPal’s amended and restated certificate of incorporation, however, contains a provision that generally mirrors Section 203 of the DGCL, except that there will be a 20% threshold instead of the 15% provided for by the DGCL. These provisions could delay or prevent a change of control that PayPal’s stockholders may favor.

Certain of the above provisions were added pursuant to the agreement between eBay Inc. and certain entities under the control of Carl C. lcahn. These provisions are not intended to make PayPal immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that PayPal’s board of directors determines is not in the best interests of PayPal and PayPal’s stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of PayPal’s stock could trigger the application of Section 355(e) of the Code. For a discussion of Section 355(e), see “Material U.S. Federal Income Tax Consequences” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission.  Under the tax matters agreement, PayPal would be required to indemnify eBay for any resulting taxes, and this indemnity obligation might discourage, delay or prevent a change of control that PayPal’s stockholders may consider favorable. Please refer to “Certain Relationships and Related Person Transactions” and “Description of PayPal’s Capital Stock” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission for a more detailed description of these agreements and provisions.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	July 29, 2015
Principal Financial Officer:

		By:	/s/ Patrick L. A. Dupuis
Patrick L. A. Dupuis
Senior Vice President, Interim Chief Financial Officer
Date:	July 29, 2015
Principal Accounting Officer:

		By:	/s/ Aaron Anderson
Aaron Anderson
Vice President, Chief Accounting Officer
Date:	July 29, 2015

INDEX TO EXHIBITS

Exhibit 2.1(2)	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated as of June 26, 2015.
Exhibit 3.1(3)	Amended and Restated Certificate of Incorporation of PayPal Holdings, Inc., dated July 17, 2015.
Exhibit 3.2(3)	Amended and Restated Bylaws of PayPal Holdings, Inc., dated July 17, 2015.
Exhibit 10.1(3)	Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.
Exhibit 10.2(3)	Transition Services Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015.
Exhibit 10.3(3)	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015.
Exhibit 10.4(3)	Employee Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015.
Exhibit 10.5(3)
Intellectual Property Matters Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.

Exhibit 10.6(3)	Credit and Guarantee Agreement, dated as of July 17, 2015, by and among PayPal Holdings, Inc., PayPal, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
Exhibit 10.7(3)+	PayPal Employee Incentive Plan.
Exhibit 10.8(3)+	PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.
Exhibit 10.9(3)+	PayPal Holdings, Inc. Deferred Compensation Plan.
Exhibit 10.10(1)+	PayPal Holdings, Inc. Change in Control Severance Plan for Key Employees, dated June 16, 2015.
Exhibit 10.11(1)+	PayPal Holdings, Inc. SVP and Above Standard Severance Plan, dated June 16, 2015.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 c

+ Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Registrant’s Amendment No. 4 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 18, 2015 and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 26, 2015 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2015 and incorporated herein by reference.