Form 10-Q
period 2015-09-30
PayPal Holdings, Inc.
filed 2015-10-29
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 001-36859

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

As of October 23, 2015, there were 1,221,690,060 of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEET

	September 30, 2015	December 31, 2014
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,880	$2,201
Short-term investments	2,419	29
Accounts receivable, net	173	65
Loans and interest receivable, net	3,602	3,586
Funds receivable and customer accounts	11,802	10,612
Notes and receivables from affiliates	—	694
Other current assets	678	378
Total current assets	20,554	17,565
Long-term investments	2,392	31
Property and equipment, net	1,298	922
Goodwill	3,415	3,189
Intangible assets, net	174	156
Other assets	63	54
Total assets	$27,896	$21,917
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114	$115
Funds payable and amounts due to customers	11,802	10,612
Notes and payables to affiliates	—	1,093
Accrued expenses and other current liabilities	1,089	1,434
Income taxes payable	67	29
Total current liabilities	13,072	13,283
Long-term liabilities	1,610	386
Total liabilities	14,682	13,669
Commitments and contingencies (Note 10)
Equity:
Net parent investment	—	8,138
Common stock, $0.0001 par value; 4,000 shares authorized; 1,221 and 1,218 outstanding	—	—
Additional paid-in-capital	12,910	—
Retained earnings	301	—
Accumulated other comprehensive income	3	110
Total equity	13,214	8,248
Total liabilities and equity	$27,896	$21,917
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share data)
	(Unaudited)
Net revenues	$2,258	$1,975	$6,692	$5,832
Operating expenses:
Transaction expense	651	537	1,860	1,576
Transaction and loan losses	201	180	564	453
Customer support and operations	317	257	900	775
Sales and marketing	235	267	716	735
Product development	230	232	695	651
General and administrative	141	101	414	338
Depreciation and amortization	153	129	444	384
Restructuring	—	—	49	—
Total operating expenses	1,928	1,703	5,642	4,912
Operating income	330	272	1,050	920
Other income (expense), net	20	4	20	(6)
Income before income taxes	350	276	1,070	914
Income tax expense	49	42	209	781
Net income	$301	$234	$861	$133

Net income per share:
Basic	$0.25	$0.19	$0.71	$0.11
Diluted	$0.25	$0.19	$0.70	$0.11

Weighted average shares:
Basic	1,221	1,218	1,221	1,218
Diluted	1,227	1,224	1,227	1,224
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
	(Unaudited)
Net income	$301	$234	$861	$133
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(9)	(23)	(33)	(25)
Unrealized losses on investments, net	(6)	—	(8)	—
Tax expense on unrealized gains (losses) on investments, net	1	—	1	—
Unrealized gains (losses) on hedging activities, net	(7)	140	(67)	161
Tax expense on unrealized gains (losses) on hedging activities, net	—	(2)	—	(5)
Other comprehensive income (loss), net of tax	(21)	115	(107)	131
Comprehensive income	$280	$349	$754	$264
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$861	$133
Adjustments:
Transaction and loan losses	564	453
Depreciation and amortization	444	384
Stock-based compensation	256	218
Deferred income taxes	87	677
Excess tax benefits from stock-based compensation	(24)	(35)
Premium received on sale of principal loans receivable held for sale	(35)	—
Changes in assets and liabilities:
Accounts receivable	(98)	2
Notes and receivable from affiliates, net	121	24
Changes in principal loans receivable held for sale, net	9	—
Accounts payable	2	28
Notes payable to affiliates	(217)	(116)
Income taxes payable and other tax liabilities	89	26
Other assets and liabilities	(241)	(205)
Net cash provided by operating activities	1,818	1,589
Cash flows from investing activities:
Purchases of property and equipment	(558)	(369)
Proceeds from sales of property and equipment	26	—
Changes in principal loans receivable, net	(146)	(495)
Purchases of investments	(6,722)	(65)
Maturities and sales of investments	1,976	389
Acquisitions, net of cash acquired	(283)	(1)
Notes and receivables from affiliates	575	(348)
Net cash used in investing activities	(5,132)	(889)
Cash flows from financing activities:
Proceeds from issuance of common stock	36	—
Excess tax benefits from stock-based compensation	24	35
Contribution from (to) parent	3,858	(2)
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(7)	—
Repayments under financing arrangements, net	(877)	(61)
Funds receivable and customer accounts	(1,190)	(698)
Funds payable and amounts due to customers	1,190	698
Net cash provided by (used in) financing activities	3,034	(28)
Effect of exchange rate changes on cash and cash equivalents	(41)	(17)
Net increase (decrease) in cash and cash equivalents	(321)	655
Cash and cash equivalents at beginning of period	2,201	1,604
Cash and cash equivalents at end of period	$1,880	$2,259
Supplemental cash flow disclosures:
Cash paid for interest	$14	$13
Cash paid for income taxes	$56	$33
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies
Overview and Organization
PayPal Holdings, Inc. ("PayPal", the "Company", "we", "us", or "our") was incorporated in Delaware in January 2015 and is a leading technology platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. We put our customers at the center of everything we do. We strive to increase our relevance for consumers, merchants, friends and family to move and manage their money anywhere in the world, anytime, on any platform and through any device (e.g. mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions across our Payments Platform, including our PayPal, PayPal Credit, Venmo and Braintree products.
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

Significant Accounting Policies

Basis of Presentation and Principles of Combination and Consolidation

On July 17, 2015 (the "distribution date"), PayPal became an independent publicly-traded company through the pro rata distribution by eBay Inc. ("eBay") of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the "separation" or the "distribution"). Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began "regular way" trading under the ticker symbol "PYPL" on The NASDAQ Stock Market on July 20, 2015.
Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the "Capitalization"). The combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from eBay's consolidated financial statements and accounting records. The combined financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of eBay prior to the Capitalization. Following the Capitalization, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. generally accepted accounting principles ("GAAP").
For periods prior to the Capitalization, the condensed combined financial statements include expenses associated with workplace resources and information technology that were previously allocated to the payments business of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses that were incurred by eBay were allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The condensed combined financial statements also include certain assets and liabilities that were historically held at the eBay corporate level, but which are specifically identifiable and attributable to us. The condensed combined and consolidated financial position, results of operations and cash flows of PayPal may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future. All intercompany transactions and accounts have been eliminated. Transactions between the Company and eBay are included in these condensed combined and consolidated financial statements for all periods presented.
The accompanying condensed combined and consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in other income (expense), net and our investment balance is included in long-term investments on our condensed combined and consolidated balance sheet. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the investees’ results of operations is included in other income (expense), net in our condensed combined and consolidated statement of income to the extent dividends are received and our investment balance is included in long-term investments on our condensed combined and consolidated balance sheet.
These condensed combined and consolidated financial statements and accompanying notes should be read in conjunction with the audited combined financial statements and accompanying notes for the year ended December 31, 2014 included in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”).
In the opinion of management, these condensed combined and consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed combined and consolidated financial statements for interim periods. We have evaluated all subsequent events through the date the financial statements were issued.

Use of Estimates

The preparation of condensed combined and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined and consolidated financial statements and the reported amounts of revenues and expenses, including allocations from eBay, during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition and the valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating our approach to adopting this new accounting guidance, as well as its impact on our financial statements.

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
In 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.
In 2015, the FASB issued new accounting guidance related to business combinations to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This amendment eliminates the requirement to retrospectively account for those adjustments. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied prospectively to adjustments to provisional amounts that occur after

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the effective date of this amendment with earlier application permitted for financial statements that have not been issued. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Note 2 - Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 was based on the weighted average number of common shares outstanding for the period beginning after the distribution date. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2014 was based on the number of shares of PayPal common stock outstanding on the distribution date. On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the distribution date. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The same number of shares was used to calculate diluted earnings per share for the three and nine months ended September 30, 2014 since the 1.2 billion shares that were distributed on the distribution date were not outstanding for those periods.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(2)	2014(1)	2015(2)	2014(1)
	(In millions, except per share amounts)
Numerator:
Net income	$301	$234	$861	$133
Denominator:
Weighted average shares of common stock - basic	1,221	1,218	1,221	1,218
Dilutive effect of equity incentive awards	6	6	6	6
Weighted average shares of common stock - diluted	1,227	1,224	1,227	1,224
Net income per share:
Basic	$0.25	$0.19	$0.71	$0.11
Diluted	$0.25	$0.19	$0.70	$0.11
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	3	2	3	2
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three months ended and nine months ended September 30, 2014 is calculated using the number of common shares distributed on July 17, 2015.
2 Basic and diluted net income per share for the three months ended and nine months ended September 30, 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

Note 3 - Business Combinations

2015 Acquisition and Divestiture Activity

During the nine months ended September 30, 2015, we completed three acquisitions:

Paydiant

We completed the acquisition of Paydiant, Inc. ("Paydiant") in April 2015 for total consideration of approximately $230 million, net of cash acquired. We acquired Paydiant to expand our capabilities in mobile payments. The allocation of purchase consideration resulted in approximately $49 million of technology and customer-related intangible assets, net liabilities of approximately $6 million, and initial goodwill of approximately $187 million. We do not expect goodwill to be deductible for income tax purposes. The

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available.

CyActive

We completed the acquisition of CyActive Security, Ltd. ("CyActive") in April 2015 for total consideration of approximately $43 million, net of cash acquired. We acquired CyActive to further enhance our information security capabilities. The allocation of purchase consideration resulted in approximately $8 million of technology-related intangible assets, net liabilities of approximately $2 million, and initial goodwill of approximately $37 million. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available.

Other

During the quarter we completed one other acquisition for total consideration of approximately $10 million. The allocation of the purchase consideration resulted in approximately $3 million of purchased intangible assets and initial goodwill of approximately $7 million. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available.

We have included the financial results of these acquired businesses in our condensed combined and consolidated financial statements from their dates of acquisition. Revenues and expenses related to these acquisitions for the period ending September 30, 2015 were not material. Pro forma results of operations have not been presented because the effect of these acquisitions were not material to our financial results.

2014 Acquisition and Divestiture Activity

There were no acquisitions or divestitures completed in 2014.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2015 (in millions):

	December 31, 2014	Goodwill Acquired	Adjustments	September 30, 2015
Total Goodwill	$3,189	$231	$(5)	$3,415

The adjustments to goodwill during the nine months ended September 30, 2015 relate to foreign exchange rate translations.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$533	$(492)	$41	5	$520	$(477)	$43	6
Marketing related	181	(141)	40	3	181	(117)	64	3
Developed technologies	213	(168)	45	3	167	(153)	14	3
All other	146	(98)	48	5	105	(70)	35	5
Intangible assets, net	$1,073	$(899)	$174		$973	$(817)	$156

During the second and third quarters of 2015, eBay contributed intangible assets with a gross carrying amount of $37 million and a net book value of $18 million. All identifiable intangible assets are subject to amortization and no significant residual value is estimated for the intangible assets. Amortization expense for intangible assets was $24 million and $20 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $66 million and $64 million for the nine months ended September 30, 2015 and 2014, respectively.

Expected future intangible asset amortization as of September 30, 2015 is as follows (in millions):

Fiscal years:
Remaining 2015	$24
2016	88
2017	39
2018	19
2019	4
Thereafter:	—
$174

Note 5 - Segment and Geographical Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. Our chief operating decision maker is our Chief Executive Officer who reviews our operating results on a consolidated basis. Accordingly, we operate in one segment and have one reportable segment.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net revenues:
U.S.	$1,138	$949	$3,338	$2,834
United Kingdom	294	286	857	839
Rest of world	826	740	2,497	2,159
Total net revenues	$2,258	$1,975	$6,692	$5,832

	September 30, 2015	December 31, 2014
	(In millions)
Long-lived assets:
U.S.	$4,472	$3,784
International	466	401
Total long-lived assets	$4,938	$4,185

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
Information regarding net revenues by major products and services for three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Transaction revenues	$1,982	$1,754	$5,866	$5,140
Other value added services:	276	221	826	692
Total net revenues	$2,258	$1,975	$6,692	$5,832

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Investments

At September 30, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term investments classified as available for sale was as follows:

	September 30, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	2,212	—	(1)	2,211
Government and agency securities	180	—	—	180
Time deposits	9	—	—	9
Long-term investments:
Corporate debt securities	2,373	1	(8)	2,366
Total(1)	$4,793	$1	$(9)	$4,785
(1) Excludes funds receivable and customer accounts of $11.8 billion, of which $6.5 billion of customer account balances was invested primarily in government and agency securities and the remainder was held in cash and cash equivalents. The gross unrealized gains and losses associated with the short-term investments underlying customer account balances were not material for the periods presented.

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(2):
Time deposits	$29	$—	$—	$29
(2) Excludes funds receivable and customer accounts of $10.6 billion, of which $4.2 billion of customer account balances was invested primarily in government and agency securities and the remainder was held in cash and cash equivalents. The gross unrealized gains and losses associated with the short-term investments underlying customer account balances were not material for the periods presented.

In the three months ended September 30, 2015, prior to separation, eBay contributed cash of $16 million that we intend to use to support our global sabbatical program. Balances used to support our global sabbatical program are presented above as restricted cash.

As of September 30, 2015, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2015 and 2014.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at September 30, 2015 were as follows:

September 30, 2015
(In millions)
One year or less (including restricted cash of $19)	$2,419
One year through two years	1,485
Two years through three years	680
Three years through four years	130
Four years through five years	63
Greater than five years	8
Total(3)	$4,785
(3) Excludes government and agency securities underlying customer account balances of $6.5 billion, of which $6.0 billion, had a contractual maturity of one year or less. We classify the assets underlying the customer accounts as current based on their purpose and availability to fulfill our direct obligations under amounts due to customers.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity and Cost Method Investments

We have equity and cost method investments which are reported in long-term investments on our condensed combined and consolidated balance sheet. Our equity and cost method investments totaled $26 million and $31 million as of September 30, 2015 and December 31, 2014, respectively.

Note 7 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

Description	Balances at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,880	$879	$1,001
Short-term investments:
Restricted Cash	19	19	—
Corporate debt securities	2,211	—	2,211
Government and agency securities	180	—	180
Time deposits	9	—	9
Total short-term investments	$2,419	$19	$2,400
Funds receivable and customer accounts	6,481	—	6,481
Derivatives	92	—	92
Long-term investments:
Corporate debt securities	2,366	—	2,366
Total financial assets	$13,238	$898	$12,340
Liabilities:
Derivatives	$25	$—	$25

Description	Balances at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,201	$2,201	$—
Short-term investments:
Time deposits	29	—	29
Total short-term investments	29	—	29
Funds receivable and customer accounts	4,161	—	4,161
Derivatives	135	—	135
Total financial assets	$6,526	$2,201	$4,325
Liabilities:
Derivatives	$7	$—	$7

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as currency rates, interest rate yield curves, option volatility and equity prices. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months.

We did not have any transfers of financial instruments between valuation levels during the first nine months of 2015. As of September 30, 2015 we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits and commercial paper. We had total funds receivable and customer accounts of $11.8 billion and $10.6 billion as of September 30, 2015 and December 31, 2014, respectively, of which $6.5 billion and $4.2 billion was invested primarily in short-term investments and the remainder was held in cash and cash equivalents for the respective periods. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available-for-sale investments and the corresponding customer liabilities.

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of September 30, 2015, we estimate that $56 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our outstanding derivative instruments as of September 30, 2015 and December 31, 2014 was as follows:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$65	$128
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	27	7
Total derivative assets		$92	$135

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$6	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	19	5
Total derivative liabilities		$25	$7

Net fair value of derivative instruments		$67	$128

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of September 30, 2015, the potential effect of rights of setoff associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $24 million, resulting in net derivative assets of $68 million and net derivative liabilities of $1 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2015 and December 31, 2014, and the impact of designated derivative instruments on accumulated other comprehensive income for the nine months ended September 30, 2015:

	December 31, 2014	Amount of gain recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	September 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$126	83	150	$59

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2014 and December 31, 2013, and the impact of designated derivative instruments on accumulated other comprehensive income for the nine months ended September 30, 2014:

	December 31, 2013	Amount of (loss) recognized in other comprehensive income (effective portion)	Amount of (loss) reclassified from accumulated other comprehensive income to net revenue (effective portion)	September 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(91)	105	(56)	$70

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Combined and Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$38	$(16)	$150	$(56)
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	14	(1)	14	(9)
Total gain (loss) recognized from derivative contracts in the combined statement of income	$52	$(17)	$164	$(65)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	September 30, 2015	September 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,198	$2,131
Foreign exchange contracts not designated as hedging instruments	1,999	396
Total	$3,197	$2,527

Note 9 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with an independent chartered financial institution that extends credit to the consumer or merchant using our credit products. For our consumer products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by the independent chartered financial institution and are responsible for servicing functions related to all our credit products. During the nine months ended September 30, 2015 and September 30, 2014, we purchased or extended approximately $5.3 billion and $3.8 billion, respectively, in credit receivables. As part of the arrangement with the independent chartered financial institution in the U.S. that we work with, we sell a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees.

Consumer receivables

In May 2015, we completed an arrangement with certain investors under which we sold participation interests in certain consumer loans receivable originated using our PayPal Credit products with a gross book value of approximately $708 million, resulting in an initial premium received of $26 million. Under this arrangement, we sell to these investors a participation interest in certain consumer loans receivable that we purchased, which resulted in additional premiums received of $5 million and $9 million during the three months and nine months ended September 30, 2015, respectively. As of September 30, 2015, the total outstanding balance in our pool of consumer receivables was $3.4 billion, net of participation interest sold to the chartered financial institution and other investors of $892 million. The chartered financial institution and other investors have no recourse related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at September 30, 2015 and December 31, 2014 were 686 and 687, respectively.

As of September 30, 2015 and December 31, 2014, approximately 53.5% and 54.2%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of September 30, 2015 and December 31, 2014, approximately 10.0% and 9.3%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of September 30, 2015 and December 31, 2014, approximately 89.6% and 89.8%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	September 30, 2015	December 31, 2014
	(In millions)
> 760	$495	$553
680 - 759	1,332	1,439
600 - 679	1,245	1,344
< 599	342	341
Total	$3,414	$3,677

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $31 million and $8 million at September 30, 2015 and December 31, 2014, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable:

September 30, 2015
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Consumer Receivables
$3,085	$160	$62	$138	$360	$3,445

December 31, 2014
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Consumer Receivables
$3,303	$163	$62	$149	$374	$3,677

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past due. Bankrupt accounts are charged off 60 days after receipt of notification of bankruptcy. Past due loans receivable continue to accrue interest until such time they are charged off.

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for the period indicated:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Balance as of January 1	$188	$145
Reclassification from loans receivable to loans held for sale	(22)	—
Provisions	231	215
Charge-offs	(227)	(209)
Recoveries	18	20
Balance as of September 30	$188	$171

Merchant receivables

As discussed above, we offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. We assess a participating merchant’s PRM score on a recurring basis for all outstanding working capital advances owned by PayPal. At September 30, 2015 and December 31, 2014, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 641 and 622, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	September 30, 2015	December 31, 2014
	(In millions)
> 630	$232	$58
566-629	73	23
<565	47	22
Total	$352	$103

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an APR based on the overall credit assessment of the merchant. Advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. The fee is fixed at the time the advance is extended and we estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10% of the original amount advanced plus the fixed fee must be repaid every 90 days. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. We charge off the receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not repaid a minimum of 5% of the original advance in the past 90 days. The total PayPal Working Capital advances and fees receivable outstanding as of September 30, 2015 and December 31, 2014 were approximately $352 million and $103 million, respectively.

The following tables present the current repayment periods of the principal amount of PayPal Working Capital advances and fees receivable as compared to their original expected repayment period:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2015
(In millions)
Within Original Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days with minimum payment in last 90 days	Total Past Original Expected Repayment	Total Merchant Receivables
$284	$36	$15	$15	$2	$68	$352

December 31, 2014
(In millions)
Within Original Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days with minimum payment in last 90 days	Total Past Original Expected Repayment	Total Merchant Receivables
$79	$10	$5	$7	$2	$24	$103

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the period indicated:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Balance as of January 1	$7	$1
Provisions	19	7
Charge-offs	(10)	(1)
Recoveries	1	—
Balance as of September 30	$17	$7

Note 10 - Commitments and Contingencies

Commitments

As of September 30, 2015, approximately $24.3 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

In June 2014, we agreed, subject to certain conditions, that we, one of our affiliates or a designated third party would purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our credit program agreement with Synchrony Bank (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase, subject to certain adjustments and exclusions. In September 2015, PayPal and Synchrony Bank agreed to amend and extend the existing credit card program agreement on new terms. As part of the amended agreement, PayPal’s obligation to purchase the portfolio of consumer loan receivables relating to the customer accounts arising out of the credit program agreement with Synchrony was terminated. PayPal retains an option to purchase the portfolio at the end of the new contract term.

Litigation and Regulatory Matters

Overview

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages, and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 10, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2015. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Regulatory Proceedings

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC") on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. We have cooperated with OFAC in recent years regarding our review process over transaction monitoring and have self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions regulations. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our practices between 2009 and 2013, before our implementation of real-time monitoring processes. The settlement did not have a material impact on our financial statements. In addition, we continue to cooperate with OFAC regarding other transactions that could also possibly be in violation of OFAC sanctions regulations. Such transactions could result in claims or actions against us including litigation, injunctions, damage awards or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On August 7, 2013 and January 13, 2014, eBay, PayPal and certain wholly owned subsidiaries of PayPal received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau ("CFPB") requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of our PayPal Credit products, including advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices. We have cooperated with the CFPB throughout the course of the investigation. In May 2015, we entered into a Stipulated Final Judgment and Consent Order ("Consent Order") with the CFPB in which we settled potential allegations arising from PayPal Credit practices between 2011 and 2015. The Consent Order includes obligations on PayPal to pay $15 million in redress to consumers and a $10 million civil monetary penalty, and requires PayPal to make various changes to the PayPal Credit disclosures and related business practices. As required by the Consent Order, we have submitted compliance and redress plans to the CFPB, but we cannot predict the outcome of the CFPB's review of those plans. We will continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order, which may result in us incurring additional costs associated with compliance or redress. Violation of the Consent Order could result in claims or actions against us, including litigation, injunctions, or damage awards or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our Company has grown larger, our business has expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

Indemnification Provisions

In the ordinary course of business, we include limited indemnification provisions in certain of our agreements with parties with whom we have commercial relationships, including our standard marketing, promotions, and application-programming-interface license (API) agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to intellectual property rights. We have also provided an indemnity to our payments processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated.

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In millions)
Maximum potential exposure	$101,762	$75,833

The following table provides the amount of allowance for transaction losses related to our protection programs as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In millions)
Allowance for transaction losses	$218	$166

Note 11 - Related Party Transactions

Prior to the distribution, our business comprised the Payments segment of eBay and thus our transactions with eBay were considered related party transactions. In connection with the separation, we entered into a separation and distribution agreement as well as various other agreements that govern our relationships with eBay going forward, including an operating agreement, transition services agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement and colocation services agreements. Information included in this Note 11 with respect to eBay is strictly limited to our related party transactions with eBay prior to the separation (i.e., periods up to July 17, 2015).

We earned net revenues of $3 million and $26 million from eBay and its subsidiaries during the three months ended September 30, 2015 and 2014, respectively. We earned net revenues of $59 million and $81 million from eBay and its subsidiaries during the nine months ended September 30, 2015 and 2014, respectively.

Prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual transaction losses associated with customer-filed claims as well as an allocation of salary-related expenses for our customer support teams working on customer claims and disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three months ended September 30, 2015 and 2014 were $5 million and $10 million, respectively, which were recorded as a reduction to transaction and loan loss. Recoveries associated with transaction losses incurred on eligible eBay purchases during the nine months ended September 30, 2015 and 2014 were $27 million and $32 million, respectively, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection programs during the three months ended September 30, 2015 and 2014 were $1 million and $6 million, respectively, and were included as a reduction to customer support and operations and general and administrative expenses in our combined statement of income. Other costs recovered from eBay related to the customer protection programs during the nine months ended September 30, 2015 and 2014 were $12 million and $16 million, respectively, and are included as a reduction to customer support and operations and general and administrative expenses in our combined statement of income. Following the distribution, eBay's customer protection programs are no longer administered by us, and therefore these costs are no longer reimbursed by eBay.

Prior to the distribution, we incurred user acquisition fees from eBay on payment volume which we process from purchases made on eBay’s platform. User acquisition fees during the three months ended September 30, 2015 and 2014 were $4 million and $29 million, respectively. User acquisition fees during the nine months ended September 30, 2015 and 2014 were $64 million and $88 million, respectively. Following the distribution, pursuant to the operating agreement, we incur referral services fees from eBay based on a fixed rate per new user.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These condensed combined and consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. These expenses were allocated to us by eBay are based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses was not material during the three months ended September 30, 2015. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $117 million for the three months ended September 30, 2014, of which $37 million was included in general and administrative expenses. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $303 million and $385 million during the nine months ended September 30, 2015 and 2014, respectively, of which $121 million and $150 million were included in general and administrative expenses for the respective periods.

In the second and third quarter of 2015, pursuant to the Separation and Distribution Agreement between eBay and us, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the "Capitalization"). As part of the Capitalization, we received from eBay a contribution of cash of approximately $3.8 billion, as well as a related estimated deferred tax liability of $236 million associated with the foreign cash contributed that is not considered indefinitely reinvested. We continue to assess the measurement of the deferred tax liability contributed by eBay. During the periods, eBay also contributed property and equipment with a net book value of approximately $224 million and intangible assets with a net book value of approximately $18 million. Additionally, we sold certain property and equipment to eBay with a net book value and proceeds of approximately $26 million. The contribution from eBay resulted in an increase to net parent investment and additional paid-in-capital within stockholders' equity.

All other contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no other material related party transactions in the periods presented. As of September 30, 2015, there were no other material amounts payable to or amounts receivable from related parties. Following separation, transactions with eBay represent third-party transactions on an arms-length basis.

Note 12 - Stock-Based and Employee Savings Plans

Prior to the separation (i.e., periods up to July 17, 2015), PayPal employees participated in eBay's equity incentive plans, including stock options, restricted stock units and performance-based restricted stock units. In addition, certain PayPal employees participated in eBay's employee stock purchase plan. All awards granted under these plans consisted of eBay common shares. PayPal's combined and consolidated statement of income reflected compensation expense for these stock-based plans associated with the portion of eBay's incentive plans in which PayPal employees participated.

Following separation, outstanding awards granted to PayPal employees under eBay's equity incentive plans were converted into PayPal awards under PayPal's equity incentive plans based on a conversion ratio. This conversion ratio was determined as the closing per-share price of eBay shares on the last regular trading session prior to separation divided by the opening per-share price of PayPal shares on the first regular trading session after separation.

Stock Option Activity

The following table summarizes stock option activity of our employees under eBay's and PayPal's equity incentive plans for the nine months ended September 30, 2015:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Options	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2015	2,409
Granted and assumed	1,778	$8.51
Exercised	(3,029)
Forfeited/expired/canceled	(204)
Shares granted as a result of conversion and employee transitions	4,658
Outstanding at September 30, 2015	5,612

The weighted average exercise price of stock options granted during the period was $35.11 per share.

Restricted Stock Unit Activity and Performance Based Restricted Stock Unit Activity

The following table summarizes the restricted stock units granted (including performance‑based restricted stock units that have been earned) under eBay's and PayPal's equity incentive plans for the nine months ended September 30, 2015:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2015	14,715
Awarded and assumed	12,223	$35.85
Vested	(7,673)
Forfeited	(3,592)
Shares granted as a result of conversion and employee transitions	12,051
Outstanding at September 30, 2015	27,724
Expected to vest	23,482

Stock-based Compensation Expense

Prior to the separation, we were charged by eBay for stock-based compensation expense related to our direct employees. eBay allocated to us costs of certain employees of eBay (including stock-based compensation) who provided general and administrative services on our behalf. For periods prior to the separation, information included in this note is strictly limited to stock-based compensation associated with the employees wholly dedicated to PayPal (see Note 11, “Related Party Transactions” for total costs allocated to us by eBay). Following the separation, we record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact on our results of operations of recording stock-based compensation expense under eBay's and PayPal's equity incentive plans for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Customer support and operations	$16	$14	$47	$44
Sales and marketing	18	14	42	40
Product development	33	27	97	78
General and administrative	25	16	59	44
Depreciation and amortization	2	1	6	3
Total stock-based compensation expense	$94	$72	$251	$209

Total stock-based compensation costs capitalized as part of internal use software and website development costs was $2 million for both the three months ended September 30, 2015 and 2014. Total stock-based compensation costs capitalized as part of internal use software and website development costs was $6 million and $5 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 13 - Income Taxes

For periods ended on or prior to July 17, 2015, we were a member of the eBay consolidated group and our U.S. taxable income was included in the consolidated U.S. federal income tax return of eBay as well as in returns filed by eBay with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis. For periods ended on or prior to July 17, 2015, our income tax liability has been computed and presented herein under the “separate return method” as if it were a separate tax paying entity, as modified by the benefits-for-loss approach. Accordingly, our operating losses and other tax attributes are characterized as utilized when those attributes have been utilized by other members of the eBay consolidated group; however, the benefits-for-loss approach does not impact our tax expense. Federal and state income taxes incurred for periods ended on or prior to July 17, 2015 are remitted to eBay pursuant to a tax sharing agreement between the companies.

In connection with the distribution, eBay and PayPal entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. The tax matters agreement was entered into on the distribution date. Under the tax matters agreement, eBay generally is responsible for all taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that were transferred to PayPal pursuant to the separation) with respect to the taxable periods (or portions thereof) ended on or prior to July 17, 2015.

Our effective tax rate for the three months ended September 30, 2015 was 14.0%. Our effective tax rate for the nine months ended September 30, 2015 was 19.5%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates.

On July 27, 2015, the U.S.Tax Court, in Altera Corp. v. Commissioner, invalidated part of a Treasury Regulation requiring stock based compensation to be included in a qualified intercompany cost sharing arrangement. There is uncertainty as to whether the Internal Revenue Service will appeal the U.S. Tax Court decision and whether any claim for relief from U.S. Federal tax for past or future years can be sustained. We have reviewed this case and its impact on PayPal and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 14 - Restructuring

In January 2015, at a regular meeting of the eBay board of directors (the "eBay Board"), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed in the first half of 2015 and was expected to generate annual savings of more than $130 million across the Company, primarily impacting sales and marketing and product development expenses. The savings in these line items are expected to be offset by the Company's reinvestment back into these areas of the business to drive additional growth.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the restructuring costs recognized during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In millions)
Employee severance and benefits	$—	$49
Total	$—	$49
No restructuring expenses were recognized in the three and nine months ended September 30, 2014.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Accrued liability as of January 1, 2015	$—	$—	$—
Charges	49	—	49
Payments	(47)	—	(47)
Accrued liability as of September 30, 2015	$2	$—	$2

Note 15 - Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$66	$(2)	$(40)	$—	$24
Other comprehensive income (loss) before reclassifications	31	(6)	(9)	1	17
Amount of gain reclassified from accumulated other comprehensive income	38	—	—	—	38
Net current period other comprehensive income	(7)	(6)	(9)	1	(21)
Ending balance	$59	$(8)	$(49)	$1	$3

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(70)	$—	$24	$1	$(45)
Other comprehensive income (loss) before reclassifications	124	—	(23)	(2)	99
Amount of gain reclassified from accumulated other comprehensive income	(16)	—	—	—	(16)
Net current period other comprehensive income	140	—	(23)	(2)	115
Ending balance	$70	$—	$1	$(1)	$70

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$126	$—	$(16)	$—	$110
Other comprehensive income (loss) before reclassifications	83	(8)	(33)	1	43
Amount of gain reclassified from accumulated other comprehensive income	150	—	—	—	150
Net current period other comprehensive income	(67)	(8)	(33)	1	(107)
Ending balance	$59	$(8)	$(49)	$1	$3

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(91)	$—	$26	$4	$(61)
Other comprehensive income (loss) before reclassifications	105	—	(25)	(5)	75
Amount of gain reclassified from accumulated other comprehensive income	(56)	—	—	—	(56)
Net current period other comprehensive income	161	—	(25)	(5)	131
Ending balance	$70	$—	$1	$(1)	$70

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
	2015	2014
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$38	$(16)	Net revenues
	$38	$(16)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$38	$(16)	Net income/(loss)
The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
	2015	2014
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$150	$(56)	Net revenues
	$150	$(56)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$150	$(56)	Total, net of income taxes

Note 16 - Stockholders' Equity

In the nine months ended September 30, 2015, we received a contribution of approximately $3.8 billion of cash from eBay, as well as a related estimated deferred tax liability of $236 million associated with the foreign cash contributed that is not considered indefinitely reinvested. We continue to assess the measurement of the deferred tax liability contributed by eBay. The contribution resulted in an increase to net parent investment and additional paid-in-capital within stockholders' equity.

In connection with the capitalization of the Company, we reclassified the amount in net parent investment within stockholders' equity of $12.7 billion, to additional paid-in-capital within stockholders' equity. This amount in net parent investment within stockholders' equity represented the accumulation of our net earnings before our separation from eBay, including share-based compensation expense recorded and the capital contribution from eBay.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion in conjunction with the audited combined financial statements, which are comprised of the payments business of eBay Inc., including PayPal, Inc. and certain other assets and liabilities that have historically been held at the eBay Inc. corporate level, but are specifically identifiable and attributable to the payments business, and corresponding notes, and the unaudited pro forma condensed combined financial statements and corresponding notes, which are included in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The Separation from eBay

On September 30, 2014, eBay Inc. (“eBay”) announced its intent to separate its payments business into an independent, publicly-traded company. To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc. (“PayPal Holdings”) which is now the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. In June 2015, the board of directors of eBay approved the separation (the "separation") of eBay's payments business through the distribution (the "distribution") of 100% of the outstanding common stock of PayPal to eBay's stockholders. PayPal's registration statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission on June 29, 2015. On July 17, 2015 (the "distribution date"), PayPal became an independent publicly-traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal to eBay stockholders. Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began "regular way" trading under the ticker symbol "PYPL" on The NASDAQ Stock Market on July 20, 2015.

Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the "Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from eBay's consolidated financial statements and accounting records. The combined financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of eBay prior to the Capitalization. Following the Capitalization, our consolidated financial statements include the accounts of PayPal Holdings, Inc. and its wholly-owned subsidiaries. The condensed combined and consolidated financial position, results of operations and cash flows as of dates and for periods prior to the separation may not be indicative of what our financial position, results of operations and cash flows would have been as a separate stand-alone entity during the periods presented, nor are they indicative of what our financial position, results of operations and cash flows may be in the future. For additional information, see Note 1 to our condensed combined and consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “PayPal” refer to PayPal Holdings and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to the separation, the combined and consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that had been historically held at the eBay corporate level but were specifically identifiable and attributable to the payments business.

Business Environment

We are a leading technology platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. We put our customers at the center of everything we do. We strive to increase our relevance for consumers, merchants, friends and family to manage and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions across our Payments Platform, including our PayPal, PayPal Credit, Braintree and Venmo products.

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

Information security risks for global payments and technology companies have significantly increased in recent years. Although we have not experienced any material impacts relating to cyber-attacks or other information security breaches on our Payments Platform, there can be no assurance that we are immune to these risks and will not suffer such losses in the future. See “Risk Factors-Risk Factors That May Affect Our Business, Results of Operations and Financial Condition-Our business is subject to online security risks, including security breaches.”

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

Overview of Results of Operations

Three months ended September 30, 2015 and 2014

Net revenues increased $283 million, or 14%, in the three months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below) of 20% compared to the same period of the prior year. Operating expenses increased $225 million, or 13%, in the three months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, customer support and operations expense, and general and administrative expenses.

Operating income increased $58 million, or 21%, in the three months ended September 30, 2015 compared to the same period of the prior year. Non-GAAP operating income increased $86 million, or 24%, in the three months ended September 30, 2015 compared to the same period of the prior year. Our operating margin was 15% and 14% in the three months ended September 30, 2015 and 2014, respectively. Our non-GAAP operating margin was 20% and 18% in the three months ended September 30, 2015 and 2014, respectively. Operating income and non-GAAP operating income increased primarily due to the increase in net revenues and other operating efficiencies.

Net income increased by $67 million, or 29%, in the three months ended September 30, 2015 compared to the same period in the prior year. The increase in net income was primarily attributable to an increase in operating income. Non-GAAP net income increased by $79 million, or 27%, in the three months ended September 30, 2015 compared to the same period in the prior year. For the three months ended September 30, 2015, our diluted net income per share was $0.25, a $0.06 increase compared to the same period of the prior year. For the three months ended September 30, 2015 our non-GAAP diluted net income per share was $0.31, a $0.07 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $652 million for the three months ended September 30, 2015, compared to $604 million for the three months ended September 30, 2014. We generated free cash flow (a non-GAAP financial measure) of $519 million and $431 million in the three months ended September 30, 2015 and 2014, respectively.

In the three months ended September 30, 2015, we amended the terms of our credit program agreement with Synchrony (formerly GE Capital Retail Bank). Additional revenue earned under the program during the three months periods ended September 30, 2015 was $37 million compared to the same period in the prior year, of which $30 million related to our gain share revenue. We expect that the amended agreement will result in quarterly gain share revenue. In addition, as part of the amended agreement, our obligation to purchase the portfolio of consumer loan receivables relating to the customer accounts arising out of the credit program agreement with Synchrony was terminated. PayPal retains an option to purchase the portfolio at the end of the new contract term.

Nine months ended September 30, 2015 and 2014

Net revenues increased $860 million, or 15%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily driven by year-over-year growth in TPV of 19% compared to the same period of the prior year. Operating expenses increased $730 million, or 15%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, transaction and loan losses and customer support and operations expense.

Operating income increased $130 million, or 14%, in the nine months ended September 30, 2015 compared to the same period of the prior year. Non-GAAP operating income increased $242 million, or 20%, in the nine months ended September 30, 2015 compared to the same period of the prior year. Our operating margin was 16% in the nine months ended September 30, 2015 and 2014. Our non-GAAP operating margin was 22% and 21% in the nine months ended September 30, 2015 and 2014, respectively. Operating income and non-GAAP operating income increased primarily due to the increase in net revenues and other operating efficiencies.

Net income increased by $728 million, or 547%, in the nine months ended September 30, 2015 compared to the same period in the prior year. The increase in net income was primarily attributable to a decrease in income tax expense of $572 million, primarily resulting from the recognition of deferred tax liabilities in the three months ended March 31, 2014 relating to undistributed foreign earnings of certain foreign subsidiaries for 2013 and prior years. Non-GAAP net income increased by $160 million, or 16%, in the nine months ended September 30, 2015 compared to the same period in the prior year. For the nine months ended September 30, 2015, our diluted net income per share was $0.70, a $0.59 increase compared to the same period of the prior year. For the nine months ended September 30, 2015 our non-GAAP diluted net income per share as $0.93, a $0.13 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $1.8 billion for the nine months ended September 30, 2015, compared to $1.6 billion for the nine months ended September 30, 2014. We generated free cash flow of $1.3 billion and $1.2 billion in the nine months ended September 30, 2015 and 2014, respectively.

The following table provides a summary of our GAAP financial measures for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Net revenues	$2,258	$1,975	14%	$6,692	$5,832	15%
Operating expenses	1,928	1,703	13%	5,642	4,912	15%
Operating income	330	272	21%	1,050	920	14%
Income tax expense	49	42	17%	209	781	(73)%
Effective tax rate	14%	15%	**	20%	85%	**
Net income	$301	$234	29%	$861	$133	547%
Net income per diluted share(1)(2)	$0.25	$0.19	28%	$0.70	$0.11	**

(1) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three months ended and nine months ended September 30, 2014 is calculated using the number of common shares distributed on July 17, 2015.
(2) Basic and diluted net income per share for the three months ended and nine months ended September 30, 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.
** Not Meaningful

The following table provides a summary of our non-GAAP financial measures for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Non-GAAP operating income	$450	$364	24%	$1,443	$1,201	20%
Non-GAAP operating margin	20%	18%	**	22%	21%	**
Non-GAAP net income	$377	$298	27%	$1,145	$985	16%
Non-GAAP net income per diluted share(1)(2)	$0.31	$0.24	26%	$0.93	$0.80	16%
Free Cash Flow	$519	$431	20%	$1,260	$1,220	3%
(1) Non-GAAP net income per diluted share for the three and nine months ended September 30, 2014 is based on the number of shares of PayPal common stock outstanding on the distribution date. The same number of shares was used to calculate the amount for the prior year since no PayPal equity was outstanding for those periods.
(2) Non-GAAP net income per diluted share for the three and nine months ended September 30, 2015 is based on the weighted average number of common shares outstanding for the period beginning after the distribution date.
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

In the three months ended September 30, 2015 and 2014, we generated approximately 50% and 52% of our net revenues from customers domiciled outside of the United States, respectively. In the nine months ended September 30, 2015 and 2014, we generated approximately 50% and 51% of our net revenues from customers domiciled outside of the United States, respectively. Other than the United States, the United Kingdom was the only country where we generated more than 10% of total net revenues in these periods. Additionally, in connection with our services in multiple currencies, we set our foreign exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set our foreign exchange rates. Given that we also hold some corporate and customer funds in non-U.S. currencies, our financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

In the three months ended September 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $101 million (inclusive of a $38 million favorable impact from hedging activities), favorably impacted operating expenses by approximately $80 million, and favorably impacted other income and expense by approximately $10 million. In the nine months ended September 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $267 million (inclusive of a $150 million favorable impact from hedging activities), favorably impacted operating expenses by approximately $239 million, and favorably impacted other income and expense by approximately $7 million. In the three and nine months ended September 30, 2015, foreign currency movements relative to the U.S. dollar, inclusive of hedging activities, negatively impacted net income by approximately $11 million and $21 million, respectively.

Because we generate substantial net revenues internationally, including during the periods presented, we are subject to the risks of doing business in foreign countries as discussed under “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition—We are exposed to fluctuations in foreign currency exchange rates.”

Financial Results

Net revenues

We earn revenue from the following types of transactions:

•
Transaction revenues: Net transaction fees charged to consumers and merchants based on the volume of activity processed through our Payments Platform, including our PayPal, PayPal Credit, Venmo and Braintree products.

•
Other value added services: Net revenues derived principally from interest and fees earned on our PayPal Credit products, subscription fees, gateway fees, revenue share we earn through partnerships and other services that we provide to consumers and merchants.

Net Revenue Analysis

The following table provides a summary of the significant components of our net revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Transaction revenues	$1,982	$1,754	13%	$5,866	$5,140	14%
Other value-added services	276	221	25%	826	$692	19%
Net revenues	$2,258	$1,975	14%	$6,692	$5,832	15%

Transaction revenue grew by $228 million, or 13%, for the three months ended September 30, 2015 compared to the same period in the prior year. Transaction revenue grew by $726 million, or 14%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The increase in transaction revenues in the three and nine months ended September 30, 2015 was due primarily to the growth in TPV and the growth in total number of payment transactions on our Payments Platform, both of which were due to increased engagement from our customers and growth from our Braintree and Venmo products.

The following table provides a summary of our active customer accounts, number of payment transactions and TPV:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Active customer accounts[1]	173	157	10%	173	157	10%
Number of payment transactions[2]	1,216	972	25%	3,500	2,820	24%
Total TPV[3]	$69,738	$58,184	20%	$200,241	$168,596	19%
Percent of cross-border TPV	21%	24%	(13)%	22%	24%	(8)%
Percent of TPV from large merchants[4]	46%	43%	7%	46%	42%	10%
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
3 Total Payment Volume or “TPV” is the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway products.
4 We define large merchants as merchants who have generated TPV greater than $1.2 million in the last 12 months.

The growth in transaction revenues was lower than the growth in TPV and growth in payment transactions for both periods due to a higher portion of TPV generated by large merchants who generally pay lower rates on higher transaction volume. The impact of changes in prices charged to our customers did not significantly impact revenue growth in the three and nine months periods ended September 30, 2015.

Net revenues from other value-added services increased by $55 million, or 25%, for the three months ended September 30, 2015 compared to the same period in the prior year. Net revenues from other value-added services increased by $134 million, or 19%, in the nine months ended September 30, 2015 compared to the same period in the prior year. The increase in net revenues from other value-added services for the three months ended September 30, 2015 was due primarily to interest and fee income earned on loans receivable outstanding from consumers and merchants that use our PayPal Credit products and additional revenue earned under our credit program agreement with Synchrony (formerly GE Capital Retail Bank). The increase in net revenues from other value-added services for the nine months ended September 30, 2015 was due primarily to interest and fee income earned on loans receivable outstanding from consumers and merchants that used our PayPal Credit products, additional revenue earned under our credit program agreement with Synchrony and the initial premium of approximately $26 million on the sale of a participation interest in certain consumer loan receivables as described further.

In the second quarter of 2015, we recognized an initial premium of approximately $26 million on the sale of a participation interest in certain consumer loan receivables originated by PayPal Credit with a gross book value of approximately $708 million. This transaction was completed in May 2015 and the initial premium on the sale at the closing date, and incremental premiums on sales of new consumer loan receivables originated since the closing date, were recognized in revenue from other value-added services during the second quarter. Under the terms of this arrangement, we have agreed to sell to certain investors a participation interest in certain newly-originated consumer receivables that we purchase, which resulted in additional premiums received of $5 million and $9 million, respectively, for the three and nine months ended September 30, 2015. The sale of these consumer loan receivables resulted in a reduction in net revenues earned from interest and fees on our consumer loan receivables outstanding of $34 million and $54 million, respectively, for the three and nine months ended September 30, 2015. We expect the sale of these consumer loan receivables will continue to result in a reduction in net revenues earned from interest and fees on our consumer loan receivables outstanding. In addition, the terms of our credit program agreement with Synchrony were amended during the third quarter of 2015, resulting in additional revenue earned under the program during the three and nine months periods ended September 30, 2015.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2015	2014		2015	2014
	(In millions, except percentages)
Transaction expense	$651	$537	21%	$1,860	$1,576	18%
Transaction and loan losses	201	180	12%	564	453	25%
Customer support and operations	317	257	23%	900	775	16%
Sales and marketing	235	267	(12)%	716	735	(3)%
Product development	230	232	(1)%	695	651	7%
General and administrative	141	101	40%	414	338	22%
Depreciation and amortization	153	129	19%	444	384	16%
Restructuring	—	—	**	49	—	**
Total operating expenses	$1,928	$1,703	13%	$5,642	$4,912	15%
Transaction expense rate[1]	0.93%	0.92%	**	0.93%	0.93%	**
Transaction and loan loss rate[2]	0.29%	0.31%	**	0.28%	0.27%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan loss by TPV.
** Not Meaningful

Transaction expense

Transaction expense increased by $114 million, or 21%, in the three months ended September 30, 2015 compared to the same period of the prior year. Transaction expense increased by $284 million, or 18%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The increases in transaction expense in the three and nine months ended September 30, 2015 were primarily attributable to an increase in TPV, offset by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Our transaction expense rate in the three months ended September 30, 2015 increased compared to the same periods of the prior year due to higher assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources and an unfavorable funding mix. The cost of funding a transaction with a credit or debit card is generally more costly than the cost of funding a transaction from a bank or through internal sources such as PayPal account balance or PayPal Credit. As we expand the availability of alternative funding sources to our customers, a change in funding mix could increase or decrease our transaction expense rate. For the three and nine months ended September 30, 2015 and 2014, approximately 2% of TPV was funded with PayPal Credit. For the three months ended September 30, 2015 and 2014, approximately 45% and 48% of TPV, respectively, was generated outside of the U.S. For the nine months ended September 30, 2015 and 2014, approximately 45% and 48% of TPV, respectively, was generated outside of the U.S. Our transaction expense rate in the nine months ended September 30, 2015 was flat compared to the same period of the prior year primarily due to cost efficiencies from our Payments Platform which were offset by higher assessments charged by payments processors and other financial institutions. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material in the three and nine months ended September 30, 2015 or the three and nine months ended September 30, 2014.

Transaction and loan losses

Transaction and loan losses increased by $21 million, or 12%, in the three months ended September 30, 2015 compared to the same period of the prior year. Transaction and loan losses increased by $111 million, or 25%, in the nine months ended September 30, 2015 compared to the same period of the prior year. Transaction losses were $133 million and $121 million in the three months ended September 30, 2015 and 2014, respectively, reflecting an increase of 10%. Transaction losses were $360 million and $289 million in the nine months ended September 30, 2015 and 2014, respectively, reflecting an increase of 24%.

We recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs include the actual amount of protection losses associated with eBay's customer protection programs that we administer and fund on behalf of eBay, which are included as a reduction of transaction and loan losses. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three months ended September 30, 2015 and 2014 were $5 million and $10 million, respectively. Recoveries associated with transaction losses incurred on eligible eBay purchases during the nine months ended September 30, 2015 and 2014 were $27 million and $32 million, respectively. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, each of PayPal and eBay independently administers its own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we expect to incur incremental costs associated with our customer protection programs following the distribution.

Our transaction loss rate in the three months ended September 30, 2015 decreased compared to the same period of the prior year due to improved consumer loss performance and a higher provision in the prior year from actual losses incurred, partially offset by lower recoveries in the current period associated with transaction losses incurred on eligible eBay purchases. Our transaction loss rate in the nine months ended September 30, 2015 increased compared to the same period of the prior year due to lower recoveries in the current period associated with transaction losses incurred on eligible eBay purchases, partially offset by a higher provision in the prior year from actual losses incurred.

Loan losses relating to our loans receivable portfolio were $68 million and $59 million in the three months ended September 30, 2015 and 2014, respectively, reflecting an increase of 15%. Loan losses relating to our loans receivable portfolio were $204 million and $164 million in the nine months ended September 30, 2015 and 2014, respectively, reflecting an increase of 24%. The increase in loan losses for the three and nine months ended September 30, 2015 was due primarily to growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option and an increase in losses incurred on working capital advances to selected merchant sellers.

The total consumer loans receivable balance as of September 30, 2015 and December 31, 2014 was $3.4 billion and $3.7 billion, respectively, reflecting a decrease of 7% due primarily to the sale of additional participation interests to certain investors in May 2015. The following table provides information regarding the credit quality of our pool of U.S. consumer loans and interest receivable balance and aging of our total consumer loans and interest receivable balance:

	September 30, 2015	December 31, 2014
Percentage of Loans Receivable with FICO scores > 680	54%	54%
Percentage of Loans Receivable with FICO scores < 599	10%	9%

Percent of Loans Receivable current	90%	90%
Percent of Loans Receivable > 90 days outstanding	4%	4%

Modifications to our PayPal Credit products' acceptable risk parameters during those periods did not have a material impact on our loan losses.

Customer support and operations

Customer support and operations costs increased by $60 million, or 23%, in the three months ended September 30, 2015 compared to the same period of the prior year. Customer support and operations costs increased by $125 million, or 16%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2015 was due primarily to an increase in headcount to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform, and an increase in expenses incurred to operate as an independent public company. This increase was offset in part by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Sales and marketing

Sales and marketing expenses decreased by $32 million, or 12%, in the three months ended September 30, 2015 compared to the same period of the prior year. Sales and marketing expenses decreased by $19 million, or 3%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The decrease in the three months ended September 30, 2015 was due primarily to a decrease in employee and contractor related expenses, lower marketing spend, and favorable foreign currency fluctuations due to the strengthening of the U.S. dollar. The decrease in the nine months ended September 30, 2015 was due to a decrease in employee and contractor related expenses and favorable foreign currency fluctuations due to the strengthening of the U.S. dollar offset by higher marketing spend.

Product development

Product development expenses decreased by $2 million, or 1%, in the three months ended September 30, 2015 compared to the same period of the prior year. Product development expenses increased by $44 million, or 7%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The decrease in the three months ended September 30, 2015 was due primarily to a decrease in employee and contractor related expenses. The increase in the nine months ended September 30, 2015 was due primarily to investments in our Payments Platform, creating new mobile experiences for our customers and supporting our strategic initiatives, partially offset by a decrease in employee and contractor related expenses.

General and Administrative

General and administrative expenses increased $40 million, or 40%, in the three months ended September 30, 2015 compared to the same period of the prior year. The increase in general and administrative expenses in the three months ended September 30, 2015 was due primarily to an increase in expenses incurred to operate as an independent public company and an increase in expenses associated with professional services.

General and administrative expenses increased $76 million, or 22%, in the nine months ended September 30, 2015 compared to the same period of the prior year. In the nine months ended September 30, 2015, $121 million of corporate cost and expenses allocated to us were included in general and administrative expenses, representing decrease of $29 million, or 19%, compared to the same period of the prior year. The increase in general and administrative expenses in the nine months ended September 30, 2015 related primarily to an increase in expenses incurred to operate as an independent public company and an increase in expenses associated with regulatory matters and professional services.

Depreciation and Amortization

Depreciation and amortization expenses increased $24 million, or 19%, in the three months ended September 30, 2015 compared to the same period of the prior year. Depreciation and amortization expenses increased $60 million, or 16%, in the nine months ended September 30, 2015 compared to the same period of the prior year. The increases in the three and nine months ended September 30, 2015 were due primarily to additional depreciation expense associated with investments in our technology platforms and an increase in capital expenditures to operate as an independent public company. Additionally, in connection with the Capitalization of PayPal in June 2015, we received a contribution of fixed assets from eBay, resulting in increased depreciation expense. Amortization expense for intangible assets was $24 million and $20 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $66 million and $64 million during the nine months ended September 30, 2015 and 2014, respectively.

Restructuring
In January 2015, at a regular meeting of eBay’s board of directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed in the first half of 2015. Restructuring expenses were $49 million in the nine months ended September 30, 2015. No restructuring expenses were recognized in the nine months ended September 30, 2014.

Income Tax Expense

Our effective income tax rate was 14.0% and 15.2% for the three months ended September 30, 2015 and 2014, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2015 compared to the same period of the prior year was due primarily to discrete tax adjustments.

Our effective income tax rate was 19.5% and 85.4% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in our effective income tax rate was due primarily to the prior year accrual of U.S. income taxes on approximately $1.9 billion of undistributed foreign earnings from 2013 and prior years, which were no longer considered indefinitely reinvested. Without this accrual, our effective tax rate for the nine months ended September 30, 2014 would have been 14.3%. The additional 5.2% increase in our effective tax rate over the same period of the prior year was primarily due to separation-related costs and other discrete tax adjustments.

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

We present non-GAAP financial measures to enhance an investor’s evaluation of our ongoing operating results and to facilitate meaningful comparisons of our results between periods. Management uses these non-GAAP financial measures to, among other things, evaluate our ongoing operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation.

We exclude the following items from non-GAAP net income, non-GAAP diluted net income per share, non-GAAP operating income, non-GAAP operating margin and non-GAAP effective tax rate:

•
Stock-based compensation expense and related employer payroll taxes. This expense consists of expenses for stock options, restricted stock and employee stock purchases. The company excludes stock-based compensation expense from its non-GAAP measures primarily because they are non-cash expenses that management does not believe are reflective of ongoing operating results. The related employer payroll taxes is dependent on the company's stock price and the timing and size of exercises by employees of their stock options and the vesting of their restricted stock, over which management has limited to no control, and as such management does not believe it correlates to the company's operation of the business.

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

•
Separation. These are significant expenses related to the separation of our business from eBay into a separate, independent publicly-traded company. These consist primarily of third-party consulting fees, legal fees, employee retention payments and other expenses incurred to complete the separation. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Restructuring. These charges consist of expenses for employee severance and other exit and disposal costs. We exclude restructuring charges because management does not believe they are reflective of our ongoing operating results.

•
Certain gains and losses on investments. These consist of significant, one-time gains or losses as determined in accordance with GAAP. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Other certain significant gains, losses, or charges that are not indicative of our core operating results. These are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly in the future. We exclude these amounts from our results because management does not believe they are indicative of our ongoing operating results. For the nine months ended September 30, 2014, this includes the recognition of a U.S. deferred tax liability of approximately $650 million.

•	Tax effect of non-GAAP adjustments. This amount is used to present the amounts described above on an after-tax basis consistent with the presentation of non-GAAP net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
GAAP operating income	$330	$272	$1,050	$920
Stock-based compensation expense and related employer payroll taxes	95	76	266	228
Amortization of acquired intangible assets	20	16	56	53
Separation	3	—	17	—
Restructuring	—	—	49	—
Acquisition related transaction expense	2	—	5	—
Total non-GAAP operating income adjustments	120	92	393	281
Non-GAAP operating income	$450	$364	$1,443	$1,201
Non-GAAP operating margin	20%	18%	22%	21%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
GAAP income before income taxes	$350	$276	$1,070	$914
GAAP provision for income taxes	49	42	209	781
GAAP net income	301	234	861	133
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	120	92	393	281
Amortization of investments	—	1	—	4
Other certain significant gains, losses, or charges	—	(4)	—	646
Separation (other income and expense)	(12)	—	(12)	—
Tax effect of non-GAAP adjustments	(32)	(25)	(97)	(79)
Non-GAAP net income	$377	$298	$1,145	$985

Non-GAAP net income per diluted share	$0.31	$0.24	$0.93	$0.80
Shares used in non-GAAP diluted share calculation(1)(2)	1,227	1,224	1,227	1,224

GAAP effective tax rate	14%	15%	20%	85%
Tax effect of non-GAAP adjustments to net income	4%	3%	1%	(67)%
Non-GAAP effective tax rate	18%	18%	21%	18%
(1) Non-GAAP net income/ (loss) per diluted share for the three and nine months ended September 30, 2014 is based on the number of shares of PayPal common stock outstanding on the distribution date. The same number of shares was used to calculate the amount for the prior year since no PayPal equity was outstanding for those periods.
(2) Non-GAAP net income/ (loss) per diluted share for the three and nine months ended September 30, 2015 is based on the weighted average number of common shares outstanding for the period beginning after the distribution date.
In addition to the non-GAAP measures discussed above, we also use free cash flow to assess our performance. Free cash flow represents operating cash flows less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property, buildings, equipment, including investments in our Payments Platform, which can then be used to, among other things, invest in our business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net cash provided by operating activities	$652	$604	$1,818	$1,589
Less: Purchases of property and equipment	(133)	(173)	(558)	(369)
Free cash flow	$519	$431	$1,260	$1,220

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and available-for-sale investment balances available as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In millions)
Cash, cash equivalents and available-for-sale investment securities[1]	$6,665	$2,230
1Excludes assets related to customer accounts of $11.8 billion and $10.6 billion at September 30, 2015 and December 31, 2014, respectively.

Cash, cash equivalents and available-for-sale investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $4.3 billion as of September 30, 2015 and $2.0 billion at December 31, 2014, or 64% and 90% of our total cash, cash equivalents and available-for-sale investments as of those dates, respectively. During the first quarter of 2014, eBay changed its capital allocation strategy to reflect its objective of increasing its available U.S. cash, preserving its credit rating, and providing greater liquidity to meet its other cash needs in the U.S., which included, among other things and subject to market conditions and other uncertainties, merger and acquisition activity and potentially funding opportunistic share repurchases on an accelerated basis. As a result of the change in eBay’s capital allocation strategy, we provided for U.S. income and applicable foreign withholding taxes on $1.9 billion of undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years. We recorded a deferred tax liability of approximately $650 million based on the estimated tax consequences of repatriating these earnings. We did not provide for U.S. federal income and foreign withholding taxes on $2.3 billion of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014. Since we do not know the time or manner in which we may repatriate those funds, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability.

In the three months ended September 30, 2015, we received a contribution of approximately $3.8 billion of cash from eBay, as well as a related estimated deferred tax liability of $236 million associated with the foreign cash contributed that is not considered indefinitely reinvested. We continue to assess the measurement of the deferred tax liability contributed by eBay. This cash is being used for general corporate purposes in both our international and domestic operations.

On July 17, 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the credit agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of its subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2015, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes of the Company and its subsidiaries.

As of September 30, 2015, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at September 30, 2015, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Loans under the Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the Agent’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon our request , subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2015, we had a total of $2.0 billion in cash withdrawals offsetting our $2.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

As of September 30, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor developments now that we have separated from eBay, including our capital structure and results of operations, which could result in our credit ratings being downgraded or put on a watch list for possible downgrading.

In July 2015, we announced an agreement to acquire Xoom Corporation for approximately $890 million net of cash. This acquisition is subject to customary closing conditions, including regulatory approvals and is expected to close in the fourth quarter of 2015.

The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations to these programs and modifications to the program resulting from changes to regulatory requirements. For the periods presented in these condensed combined and consolidated financial statements, payments under these customer protection programs have ranged between 0.08% and 0.12% of TPV. Historical trends may not be an indication of future results. In addition, prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which are included as a reduction of transaction and loan losses. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

We currently fund the purchase of the PayPal Credit consumer receivables with international and domestic cash resources. To the extent that our PayPal Credit products become more widely available, and as we further promote PayPal Credit, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. In May 2015, we completed an arrangement with certain investors under which we sold a participation interest in certain consumer loan receivables originated by PayPal Credit with a gross book value of approximately $708 million. The sale resulted in cash proceeds of approximately $710 million, of which $692 million related to the outstanding principal and $18 million related to the interest receivable. We expect to continue to evaluate third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. We believe that our access to the capital markets and funds that may be available from other third party sources, together with cash expected to be generated from operations, will be sufficient to fund our PayPal Credit products for the foreseeable future.

In June 2014, we agreed, subject to certain conditions, that we, one of our affiliates or a designated third party would purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our credit program agreement with Synchrony Bank (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. In September 2015, PayPal and Synchrony agreed to amend and extend the existing credit card program agreement on new terms. As part of the amended agreement, PayPal’s obligation to the purchase the portfolio of consumer loan receivables relating to the customer accounts arising out of the credit program agreement with Synchrony was terminated. PayPal retains an option to purchase the portfolio at the end of the new contract term.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Note 10—Commitments and Contingencies” to the condensed combined and consolidated financial statements for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents, available-for-sale investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, such as commercial banks, private equity firms, and sovereign wealth funds, will be sufficient to fund our operating activities, anticipated capital expenditures, and PayPal Credit products for the foreseeable future.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by (used in):
Operating activities	$1,818	$1,589
Investing activities	(5,132)	(889)
Financing activities	3,034	(28)
Effect of exchange rates on cash and cash equivalents	(41)	(17)
Net increase/(decrease) in cash and cash equivalents	$(321)	$655

Operating Activities

We generated cash from operating activities of $1.8 billion in the nine months ended September 30, 2015 due primarily to operating income of approximately $1.1 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation including excess tax benefits from stock-based compensation were approximately $676 million during the nine months ended September 30, 2015. Adjustments for non-cash expenses related to transaction and loan losses were approximately $564 million during the nine months ended September 30, 2015. The cash generated from operating activities was offset by uses of cash primarily related to actual transaction losses paid, increases in deferred revenue primarily related to Synchrony and deferred fees from our PayPal Working Capital product, and increases in other working capital of approximately $241 million. Additional uses of cash impacting cash generated from operating activities include increases in accounts receivable of approximately $98 million primarily due from Synchrony and net cash outflows relating to settlement of intercompany payables and receivables with eBay of approximately $96 million.

We generated cash from operating activities of $1.6 billion in the nine months ended September 30, 2014, due primarily to operating income of $920 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $601 million during the nine months ended September 30, 2014. Adjustments for non-cash expenses for transaction and loan losses were $453 million during the nine months ended September 30, 2014. The cash generated from operating activities was offset by uses of cash primarily related to actual transaction losses paid, net cash outflows relating to settlement of intercompany payables and receivables with eBay, and increases in other working capital.

Cash paid for income taxes in the nine months ended September 30, 2015 and 2014 was $56 million and $33 million, respectively.

Investing Activities

The net cash used in investing activities of $5.1 billion in the nine months ended September 30, 2015 was due primarily to purchases of available for sale investments of $6.7 billion, purchases of property and equipment of $558 million, due in part to the separation from eBay and cash paid for acquisitions (net of cash acquired) of $283 million. These net cash outflows were offset by maturities and sales of investments of $2.0 billion and net cash inflows relating to receivables from eBay of $575 million.

The net cash used in investing activities of $889 million in the nine months ended September 30, 2014 was due primarily to net cash outflows relating to increases in our loan receivable portfolio (net of collections) originated through our PayPal Credit products of $495 million, purchases of property and equipment of $369 million, and maturities and sales of investments of $389 million, offset by receivables from eBay of $348 million.

Financing Activities

The net cash provided by financing activities of $3.0 billion in the nine months ended September 30, 2015 was due primarily to a contribution of approximately $3.8 billion of cash from eBay, offset by repayments of borrowings from eBay of $877 million.

The net cash used in financing activities of $28 million in the nine months ended September 30, 2014 was due primarily to net cash outflows relating to repayments of borrowings from eBay.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow includes net income adjusted for certain non-cash expenses and timing differences between expenses recognized for provision for transaction and loan losses and actual transaction losses paid, changes in other assets and liabilities, and purchases of property and equipment. Significant non-cash expenses for the period include depreciation and amortization, stock-based compensation, and deferred tax expenses. The expenses recognized for provision for transaction losses are estimates of the transaction losses incurred during the period but for which cash has not been paid. The cash impact from actual transaction losses paid during a period are reflected through free cash flows as a negative impact to cash from operating activities. The expenses recognized during the period for provision for loan losses are estimates of probable losses on our PayPal Credit products for which the receivable has not been charged off. Actual charge offs of receivables related to our PayPal Credit products are reflected as a reduction in changes in principal loans receivable impacting investing activities and thus have no impact on free cash flows.

Free cash flow was $1.3 billion in the nine months ended September 30, 2015, an increase of $40 million from the same period of the prior year. The increase in free cash flow during the period was primarily due to an increase in operating income of $130 million, increases in non-cash expenses of depreciation and amortization and stock-based compensation of approximately $99 million, and increases in non-cash expenses related to transaction and loan losses of approximately $111 million, offset by increases in accounts receivable of $100 million, and higher purchases of property and equipment of $189 million. Free cash flow generated during the nine months ended September 30, 2015 was used for general business purposes and towards our acquisitions completed in the nine months ended September 30, 2015.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The negative effect of currency exchange rates on cash and cash equivalents during the nine months ended September 30, 2015 and September 30, 2014 was $41 million and $17 million, respectively, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

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

As of September 30, 2015 and December 31, 2014, approximately 32% and 97% of our total cash and investment portfolio was held in cash and cash equivalents, and we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. For additional details related to our investment activities, please see “Note 6—Investments” to the condensed combined and consolidated financial statements included in this report.

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

On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility.

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

A 100 basis point increase in interest rates would not have a material impact on our financial assets or liabilities at September 30, 2015 and December 31, 2014.

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

We use foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income ("AOCI") and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2015 and December 31, 2014, the amount recorded in AOCI related to our foreign exchange forward contracts, before taxes, would have been approximately $227 million and $294 million lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2015 and December 31, 2014, the amount recorded in AOCI related to our foreign exchange forward contracts, before taxes, would have been approximately $227 million and $294 million higher, respectively.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $113 million and $32 million at September 30, 2015 and December 31, 2014, respectively, without considering the offsetting effect of hedging. Foreign exchange contracts in place as of September 30, 2015 would have positively impacted income before income taxes by approximately $110 million, resulting in a net negative impact of approximately $3 million. Foreign exchange contracts in place as of December 31, 2014 would have positively impacted income before income taxes by approximately $34 million, resulting in a net positive impact of approximately $2 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of September 30, 2015 and December 31, 2014, our cost and equity method investments totaled $26 million and $31 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of September 30, 2015 and December 31, 2014, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

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

The information set forth under “Note 10 — Commitments and Contingencies — Litigation and Regulatory Matters” to the condensed combined and consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock could decline, perhaps substantially, as a result of the factors described in this paragraph.
Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets and fluctuations in foreign currency exchange rates) have negatively impacted regional and global financial markets in the past and will likely continue to do so from time to time in the future. These events and conditions could have a negative and adverse impact on the companies and customers with which we do business. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our payments platforms.
Our success depends to a large degree on our ability to successfully address rapidly evolving markets for transactions on mobile devices.

Mobile devices are increasingly used for ecommerce transactions and payments. A significant and growing portion of our customers access our Payments Platform through mobile devices. We may lose customers if we are not able to continue to meet our customers’ mobile and multi-screen experience expectations. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. In addition, a number of other companies with significant resources and a number of innovative startups have introduced products and services focusing on mobile markets.

Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continue to increase the volume of mobile transactions effected through our Payments Platform could harm our business.
If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our revenues could decline.
Rapid, significant technological changes continue to confront the industries in which we operate, including developments in payment card tokenization, ecommerce, mobile, virtual currencies and near field communication and other proximity payment devices, such as contactless payments. We cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, payments networks, new laws and regulations, resistance to change from consumers or merchants, or third-party intellectual property rights. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay significant transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, and nominal fees when consumers fund payment transactions from an existing PayPal account balance or through our PayPal Credit products. Our financial success is highly sensitive to changes in the rate at which our consumers fund payments using credit and debit cards, which can significantly increase our costs. Some of our consumers may prefer to use credit and debit cards, especially if these cards offer functionality and benefits not associated with the use of their bank accounts. Some of our offerings, including the ability of consumers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than our basic product offering. An increase in the portion of our payment volume using credit and debit cards would materially and adversely affect our financial performance. Some of our plans to lower our funding costs, including our PayPal Credit products and enabling consumers to defer payment for a short period of time on some transactions, may increase the risk to us of nonpayment by consumers. An increase in fees associated with our funding mix or in losses associated with nonpayment by consumers could harm our business.
Our business is subject to online security risks, including security and privacy breaches.

Our business involves the collection, storage, processing and transmission of customers’ personal data including financial information. In addition, a significant number of our customers authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. We have built our reputation on the premise that our payments platforms offer customers a secure way to make payments. An increasing number of organizations, including large on-line and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. In May 2014, eBay Inc. publicly announced that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data, from certain of its Marketplaces business unit databases, which led to Marketplaces requiring a password reset and fewer transactions using our PayPal services. A breach of security or privacy at PayPal could have negative consequences to our reputation, which could result in our customers discontinuing or reducing their use of our products, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy at our customers could result in a reduction in transactions on our Payments Platform.

The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage systems change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our customers’ computers. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy breach at a company providing services to us or our customers, or integrated with PayPal products and services, could have similar effects. Because we promote to our customers that our Payments Platform offer secure ways to make payments, a security or privacy breach could have a significant impact on our reputation.
In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we are unable to accept payment cards, our business would be harmed. Additionally, financial services regulators in various jurisdictions, including the United States and the European Union, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business.

We may also need to expend significant additional resources to protect against security or privacy breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.
Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

Our systems may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Our systems also may be subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation or contractual penalties from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Our Payments Platform has suffered significant intermittent unavailability, including for example, transaction failures which affected some customers in the United Kingdom for more than 24 hours in August 2014 and mobile login failures which affected some customers for several hours in April 2014. Reliability is particularly critical for us because the full-time availability of our PayPal products and services is critical to our goal of gaining widespread acceptance among consumers and merchants for digital and mobile payments. We have undertaken certain system upgrades and re-platforming efforts designed to improve our reliability and speed. These efforts are costly and time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Because we are a regulated financial institution in certain jurisdictions, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, or mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent us from obtaining additional licenses that we need to expand our business.

We also rely on facilities, components and services supplied by third parties, including eBay, and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.
Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards (including some types of prepaid cards). Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income.

In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa’s or MasterCard’s interchange fees and practices violate antitrust law. In the United States, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. In the European Union, the Multilateral Interchange Fee (“MIF”) Regulation limits credit and debit interchange fees for payments to 0.3% and 0.2%, respectively, and imposes business rules on card processing services. Any material reduction in credit or debit card interchange rates in the United States or other markets could adversely affect our competitive position against traditional credit and debit card service providers, and may subject us to pricing pressure, although it would also lower our costs. Future changes to those regulations or to our business could potentially adversely affect our business.

We are required by our processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants, and we have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. From time to time, the networks have alleged that various aspects of our business model violate these operating rules. If such allegations are not resolved, they may result in material fines and penalties or require changes in our business practices that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their payment card to be charged. If we were unable to accept payment cards or were meaningfully limited in our ability to do so, our business would be harmed.

We and our payment card processors have implemented specific business processes for merchants to comply with payment card network operating rules for providing services to merchants. Any failure to comply with these rules could result in fines. We also could be, and in the past have been, subject to fines from payment card networks if we fail to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, we must either prevent such merchants from using our PayPal services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Although the amount of these fines has not been material to date, additional fines in the future could become material and could result in a termination of our ability to accept payment cards or require changes in our process for registering new customers. This would significantly damage our business. Payment card network rules may also increase the cost of, impose restrictions on, or otherwise negatively impact the development of our retail point-of-sale solutions, including our PayPal Here product, which may increase the costs of those products or otherwise negatively impact their deployment.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.

We incur substantial losses due to claims from consumers that merchants have not performed or that their goods or services do not match the merchant’s description. We seek to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. We also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, they could potentially result in our losing the right to accept payment cards for payment. In the event that we were unable to accept payment cards, the number of transactions processed through our PayPal services would decrease substantially and our business would be harmed. Our PayPal Credit products are similarly subject to the risk of fraudulent activity associated with merchants, consumers of PayPal Credit products and third parties handling our customer information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be harmed.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade is an important source of our revenue and profits. For the year ended December 31, 2014, approximately 24% of total payment volume (“TPV”) involved cross-border trade (i.e., transactions where the merchant and consumer were in different countries). Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as China.

Cross-border trade is subject to, and may be impacted by, foreign exchange rate fluctuations. In addition, the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and othe consumer) are often extremely complicated in the context of cross-border trade. The interpretation and/or application of such laws could impose restrictions on cross-border trade. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.
Our business is subject to extensive government regulation and oversight relating to the provision of financial services.

We are subject to various laws, rules and regulations in the United States and other countries where we operate. Such laws, rules and regulations include those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to us vary in the markets where we operate and have increased over time as the geographical scope and complexity of our business and products have expanded. While we have a compliance program focused on compliance with applicable laws, rules and regulations and have increased the resources allocated to that program in the last several years, we may still be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs in the future. Non-compliance could also result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines, enforcement actions, as well as reputational harm, changes in compliance requirements or limits on our ability to expand our product offerings could harm our business.

In the United States, PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. Our subsidiary, Venmo, is also licensed as a money transmitter in certain U.S. states, and acts as an authorized delegate and agent of PayPal in the states where Venmo is not directly licensed. As licensed money transmitters, PayPal and Venmo are subject to restrictions with respect to their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.

While we currently allow our consumers with credit cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the United States) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect our ability to grow our business in these markets. Of the markets whose residents can use our PayPal services, approximately 30 markets are in member states of the European Union. We provide our services to customers in the European Union through PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. Any fines or other enforcement action could adversely affect our business. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union, which can make compliance more costly and operationally difficult to manage.

In Australia, we serve our customers through PayPal Australia Pty. Ltd. (“PayPal Australia”), which is licensed by the Australian Securities and Investments Commission as a provider of a non-cash payment product and by the Australian Prudential Regulation Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia would be subject to significant fines or other enforcement action if it violates the product disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Australian depository institutions.

In many markets, such as in much of Asia and South America, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary that is based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and is designated as a holder of a stored value facility and does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution or otherwise.

We are also subject to regulation in other markets in which we do business and we have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where we provide our services. There can be no assurance that we will be able to obtain any such licenses. Even if we were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products in certain countries.

In many other countries it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through the local bank. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay to the provision or development of our services in a given market, or could require significant and costly operational changes or prevent us from providing any services in a given market.

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

Although there have been no definitive interpretations to date, we believe our services are subject to the Electronic Fund Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau (“CFPB”). Under such regulations, among other things, we are required to provide advance disclosure of changes to our services, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. Additionally, even technical violations of these laws can result in assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances, and we could also be liable for plaintiffs’ attorneys’ fees. We are subject to lawsuits containing allegations that our business violated the Electronic Fund Transfer Act and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts). A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to our business practices could expose us to significant liability. Any changes to our business practices resulting from these lawsuits could require us to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

The financial services sector has been increasingly subject to regulatory scrutiny. For example, in January 2012, the CFPB finalized rules under Regulation E, mandated by the Dodd-Frank Act, which required us, beginning in October 2013, to provide additional disclosures, error resolution rights, and cancellation rights to U.S. consumers who make international remittance payments. In November 2014, the CFPB proposed a new prepaid account rule that would apply to prepaid cards, mobile wallets and potentially PayPal accounts. In December 2014, we became subject to CFPB supervision and examination pursuant to a new regulation that allows the CFPB to supervise all companies, including PayPal, that provide more than one million international remittance transfers per year. Under the regulation, CFPB examiners are now able to examine us for compliance with the remittance transfer rule and other laws and regulations. These and other rules promulgated by the CFPB could increase our costs and require us to make changes to our business practices, including how soon we could offer new customers credit products. For other matters relating to regulation by the CFPB, please see “Note 10: Commitments and Contingencies - Litigation and Regulatory Matters.”

PayPal (Europe) offers its services in European Union countries through a “passport” notification process through the Luxembourg regulator to regulators in other European Union member states pursuant to European Union Directives, and has completed the “passport” notification process in all European Union member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans for expanding our business in European Union countries. In addition, the countries that are members of the European Union may each have different and potentially inconsistent interpretations of regulations implementing the European Union Payment Services Directive, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services and Anti-Money Laundering Directives, which could further make compliance more costly and operationally difficult to manage. Finally, if the assets of PayPal (Europe) exceed certain thresholds, or if the European Central Bank determines that PayPal (Europe) is a significant supervised entity, PayPal (Europe) could become directly regulated by the European Central Bank in addition to the Luxembourg regulator, the Commission de surveillance du secteur financier, as our national supervisor, which could subject us to additional requirements and which would would likely increase compliance costs.
We are subject to anti-money laundering and counter-terrorist financing laws and regulations.

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. We have programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with federal, state or foreign anti-money laundering or counter-terrorist financing laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. For example, violation of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) sanctions regulations that OFAC determines to be egregious can result in statutory penalties of up to $250,000 per transaction. For a discussion of our dealings with OFAC, please see “Note 10: Commitments and Contingencies - Litigation and Regulatory Matters.”

U.S. regulators have increased their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Several countries in which we are regulated have also implemented new anti-money laundering and counter-terrorist financing laws and regulations, and we have been, and will continue to be, required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obctain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow our business could harm our business and any new requirements or changes to existing requirements could impose significant costs, result in delays to planned product improvements, make it more difficult for new customers to utilize our products and services and reduce the attractiveness of our products and services.
Regulation, legislation and judicial activity in the areas of privacy and data protection of user data could harm our business.

We are subject to laws, rules and directives (which we refer to as "privacy laws") relating to the collection, use, retention, security, processing and transfer (which we refer to as "process") of personally identifiable information about our customers and employees (sometimes called personal data) worldwide. Much of the personal information that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. Data protection and privacy laws may be interpreted and applied inconsistently from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships. Most recently, the European Court of Justice in the Schrems case ruled that the U.S.-E.U. Safe Harbor framework clauses, one compliance method by which companies could transfer personal data regarding citizens of the European Union to the United States, could no longer be relied upon. The potential impact of this ruling is subject to further determination and additional developments, including the potential development of a new form of Safe Harbor framework or a requirement to find alternative bases for the compliant transfer of personal data from the E.U. to the U.S. While PayPal does not rely on the Safe Harbor framework for the transfer of E.U. personal data to the United States, some of our service providers, customers or other business partners do. In addition, because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the E.U. However, a recent European Court of Justice ruling (Weltimmo) affecting companies that do business in the E.U. potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various E.U. member states in which we have established legal entities. The legal and regulatory environment around privacy and data protection laws continue to develop in ways we cannot predict and that may require us to change our business practices, increase the cost and complexity of compliance, subject us to increased regulatory scrutiny and the risk of penalties, fines or litigation, and could harm our business.

Regulatory scrutiny of privacy, data protection, collection, use and sharing of data is increasing on a global basis. We are subject to a number of privacy, data protection and similar privacy laws and regulations in the countries in which we operate and these privacy laws and regulations likely will continue to evolve over time, both through regulatory and legislative action and judicial decisions. Some of these privacy laws impose requirements that are inconsistent with one another, yet regulators may claim that both apply. Complying with these varying national requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws can result in significant penalties and damage to our brand and business. In addition, compliance with these inconsistent privacy laws may restrict our ability to provide services to our customers. A determination that there have been violations of laws of privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. In particular, because of the enormous number of text messages, emails, phone calls and other communications we send or make to our customers, including to service their accounts, protect against fraud, or collect debts, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

We post on our websites our privacy policies and practices including concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable regulatory requirements or orders, or other federal, state or international privacy, data protection, information security or consumer protection-related privacy laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation in certain jurisdictions), subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Data protection, privacy and information security have become the subject of increasing public, media and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.
PayPal is not a bank or licensed lender in the United States and relies upon third parties to make loans and provide other products critical to our business.

As PayPal is neither a chartered financial institution nor licensed to make loans in any state, we must rely on a bank or licensed lender to offer the PayPal Credit consumer product in the United States. Currently, when a U.S. consumer makes a purchase using the PayPal Credit product, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale, and advances funds to the merchant. We subsequently purchase and retain receivables related to the consumer loans and, as a result, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each of the consumer accounts and purchases a participation interest in the pool of receivables related to these accounts, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account. When a U.S. PayPal merchant receives a PayPal Working Capital advance, a different chartered financial institution extends the credit and advances funds to the merchant. We subsequently purchase and retain the net receivables and, as a result, bear the risk of loss in the event of loan defaults.

As described, a chartered financial institution currently issues the PayPal Credit consumer product in the United States, and a different chartered financial institution currently issues the PayPal Working Capital product in the United States; both of these chartered financial institutions are industrial banks chartered by the State of Utah. In the event of a termination or interruption in the ability of the chartered financial institution that currently issues the PayPal Credit consumer product in the United States to lend under the PayPal Credit consumer product, our chartered financial institution that issues the PayPal Working Capital Product in the U.S., has agreed to take ownership of (and originate loans with respect to) all consumer accounts. Nevertheless, any termination or interruption of either bank’s ability to lend could result in the inability to originate any new PayPal Credit or PayPal Working Capital products. In the event of either bank’s inability to lend, we would either need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or licenses. We could not guarantee that we could reach a similar arrangement with another partner on favorable terms or at all, and obtaining a bank charter or lending licenses would be a time-consuming and costly process and would subject us to additional laws and regulatory requirements, which could be burdensome and increase our costs.
Our credit products expose us to additional risks.

Our PayPal Credit and PayPal Working Capital products are offered to a wide range of consumers and merchants, and the financial success of these products depends on the effective management of the risk related to these products. The lenders extend credit at the point of sale using proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on their past purchasing and payment history as well as their credit scores. Similarly, to assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume, payment processing history and prior repayment history with the PayPal Working Capital product, as well as other measures. These algorithms and techniques may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions about the particular consumer or merchant or the economic environment, or limited product history, among other factors. The accuracy of the predictive algorithms and techniques and the ability of the lenders and our ability to manage credit risk related to the PayPal Credit and PayPal Working Capital products may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, changes in the economic environment and other factors. In addition, economic and financial conditions may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including credit extended by a lender to PayPal Credit account holders who use the PayPal Credit products, which could harm our business.

Like other businesses with significant exposure to losses from consumer credit, we face the risk that PayPal Credit consumer account holders will default on their payment obligation, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.67% for the year ended December 31, 2014. The non-payment rate among account holders may increase due to, among other things, charges to underwriting standards, worsening economic conditions, such as a recession or greater austerity in various countries, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We purchase receivables related to PayPal Credit and PayPal Working Capital products. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase these receivables, our business could be harmed.

The PayPal Credit consumer product is reliant on third-party merchant processors and payment gateways to process a significant portion of transactions. Any disruption to these third-party payment processing and gateway services would adversely affect the PayPal Credit products.

We have expanded our PayPal Working Capital Program to include small business products offered directly by us (without the involvement of a third-party financial institution) to the UK, where we offer cash advances to PayPal merchants through a factoring arrangement, and to Australia, where we offer loans to select PayPal merchants. Additionally, we have launched PayPal Credit for consumers in the UK and Germany. Our expansion of our PayPal Credit product offerings exposes us to additional risks, including those discussed below under the risk factor titled “Our international operations are subject to increased risks, which could harm our business.”
New and proposed laws and regulations could harm our business.

We are subject to laws, rules and regulations affecting our domestic and international operations in a number of areas, including data protection, privacy and information security-related requirements, intellectual property ownership and infringement, tax, competition law, banking secrecy, import and export requirements, anti-corruption, labor, advertising, billing, promotions, quality of services, real estate, environmental, and health and safety regulations. It is not always clear how these laws, rules and regulations apply to our business. Many of these laws, rules and regulations were adopted prior to the advent of the Internet, mobile and related technologies, and, as a result, do not contemplate or address the unique issues of the Internet, mobile and related technologies. Many of these laws, rules and regulations, including some that do refer to the Internet, mobile and related technologies, are subject to interpretation by the courts on an ongoing basis and, as a result, their applicability and scope remain uncertain.

Compliance with these laws, rules, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. For example, new laws, rules and regulations in certain countries require us to maintain separate servers located in those countries so that all personal data, including financial information, of citizens of that country are maintained locally, and similar requirements have been proposed in other countries. The costs of complying with such laws, which may rise in the future as a result of changes in these laws, rules and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products or services in one or more regions, increase the cost or complexity of compliance, or cause us to change or limit our business practices. We have implemented policies and procedures designed to help ensure compliance with applicable laws, rules and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws, rules and regulations or our policies and procedures or that those requirements will not further evolve or change.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the Internet, mobile and related technologies outside of the United States often impose different or more specific obligations on us in areas relating to licenses, authorizations, as well as broader liability matters than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our services, and the imposition of any regulations on us or our customers could harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our failure or alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our products and services, in addition to the significant costs we may incur in defending against such actions and reputational harm.

Following the global financial crisis of 2008, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system. The general effect of the financial reform law has been, and we expect will continue to be, to require us to make additional disclosures to our consumers and to impose new restrictions and requirements on certain of our activities, resulting in new compliance requirements and obligations that could increase our costs, may result in increased litigation and the need to make expensive product or operational changes, and could otherwise harm our business.
Substantial and increasingly intense competition worldwide in the global payments industry may harm our business.
The global payments industry is highly competitive. We compete against businesses in varied industries, many of which are larger than we are, have a dominant and secure position in other industries, or offer other goods and services to consumers and merchants which we do not offer. As online and offline commerce increasingly converge, the pace of change, innovation and disruption is increasing. The global payments industry is rapidly changing, highly innovative and increasingly subject to regulatory scrutiny, which may negatively affect the competitive landscape. We compete against all forms of payments, including:

•	paper-based transactions (principally cash and checks);

•	providers of traditional payment methods, particularly credit and debit cards, and Automated Clearing House transactions (these providers are primarily well-established banks);

•
providers of “digital wallets” which offer customers the ability to pay online and/or on mobile devices through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment cards;

•
providers of mobile payments solutions that use tokenized card data approaches and Near Field Communication (“NFC”) functionality (including Host Card Emulation (“HCE”) functionality to eliminate the need for access to the physical secure element in the device);

•
payment-card processors that offer their services to merchants, including for “card on file” payments where the merchant invites the consumer to select a payment method for their first transaction, and subsequently uses the same payment method for subsequent transactions;

•	providers of “person-to-person” payments that facilitate individuals sending money with an email address or mobile phone number;

•	providers of mobile payments; and

•	providers of card readers for mobile devices and of other new point of sale and multi-channel technologies.
We also face competition and potential competition from:

•	money remitters;

•	services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit in the United States and abroad;

•	issuers of stored value targeted at online payments;

•	other international online payment-services providers;

•	other providers of online account-based payments;

•	payment services targeting users of social networks and online gaming, including those offering billing to the consumer’s mobile phone account;

•	mobile payment services between bank accounts;

•	payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account;

•	online shopping services that provide special offers linked to a specific payment provider; and

•	services that help merchants accept and manage virtual currencies.

Some of these payment providers have greater customer bases, volume, scale, and market share than we do, which may provide significant competitive advantages. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements. They may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative programs and services that adversely impact our growth. We also expect new entrants to offer competitive products and services. In addition, some merchants provide such services for themselves. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the United States, established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
We compete primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers with relatively low marketing expense;

•	ability to show that merchants will achieve incremental sales by offering our PayPal services;

•	security of transactions and the ability for consumers to use our PayPal products and services without sharing their financial information with the merchant or the party they are paying;

•	simplicity of our fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications; and

•	quality of developer tools such as our application programming interfaces and software development kits.

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

We are exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our balance sheet as customer accounts. As of December 31, 2014, approximately 97% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying our customer balances we hold on our balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities. We seek to preserve principal while holding eligible liquid assets, as defined by the regulatory requirements and commercial law in the jurisdictions in which we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. A 100 basis point adverse change in interest rates would not have a material impact on our financial assets or liabilities at December 31, 2014 and 2013.

In addition, fluctuations in interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable which could have an adverse effect on our net income.

In July 2015, we entered into a new revolving credit facility. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the facility, which bear interest at a floating rate.
Changes to our buyer and seller protection programs could increase our loss rate.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions. We recently increased the scope of our buyer protection program to cover digital goods and intangible goods and services. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card issuer (usually a bank), which in turn will seek recovery from us. The risk of losses from our buyer and seller protection programs are specific to individual buyers, sellers and transactions, and may also be impacted by regional variations to these programs, modifications to these programs resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered by one or more of these programs. Upon PayPal becoming an independent publicly-traded company on July 17, 2015 through the distribution of 100 percent of the outstanding capital stock of PayPal to eBay’s stockholders, which we refer to as the distribution, we extended our protection programs in several countries to cover certain customers’ purchases on eBay, and our costs associated with these programs have therefore increased. For the periods presented in the financial statements included in Part I of this Report, payments under these programs have ranged between 0.08% and 0.12% of TPV on an annual basis. Historical trends may not be an indication of future payments under these programs. Increases in our loss rate resulting from changes to our buyer and seller protection programs could harm our business.

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

•	antitrust and competition regulations;

•	potentially adverse tax developments and consequences;

•	economic uncertainties relating to sovereign and other debt;

•	different, uncertain, or more stringent user protection, data protection, privacy, and other laws;

•	risks related to other government regulation or required compliance with local laws;

•	risks related to multiple overlapping legal or regulatory regimes, which may impose conflicting requirements on us;

•	national or regional differences in macroeconomic growth rates;

•	local licensing and reporting obligations; and

•	increased difficulties in collecting accounts receivable.

Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, violations by our employees, contractors, or agents could nevertheless occur. These risks are inherent in our international operations and expansion, may increase our costs of doing business internationally, and could harm our business.
Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including terrorist financing, illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, or to facilitate other illegal activity. Certain activity that may be legal in one country may be illegal in another country, and a merchant may intentionally or inadvertently be found responsible for importing illegal goods, creating liability to us. There has been an increased focus by intellectual property rights owners and government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet, primarily through file sharing services. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government authorities. Intellectual property rights owners may seek to bring legal action against providers of payments solutions, including PayPal, and other entities that are peripherally involved in the sale of infringing items. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring us to cease handling transactions for named websites and third parties (in most cases located outside the United States) and to hold the funds of such parties pending judicial resolution of the rights owners’ claims, which disrupts the relationship between such parties and us. Any resulting claims could result in reputational harm and any resulting liabilities, loss of transaction volume or increased costs could harm our business.
Our failure to manage the assets underlying our customer funds properly could harm our business.

Our ability to manage and account accurately for the assets underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our internal controls accordingly. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could harm our business.
We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. An increasing number of jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Commission or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without foundation, may be very expensive to defend or respond to, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.
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

•
the number of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

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

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and other steps that we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. We must protect our intellectual property rights, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful in protecting or enforcing our rights in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, and require us to, among other things, stop providing transaction processing and other payment related services or redesign or stop selling our products or services, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.
We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, and other proceedings involving competition and antitrust law, intellectual property, privacy, data protection, information security, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. In addition, some of the laws, rules and regulations affecting Internet and mobile commerce and consumer credit are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws, rules and regulations.

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to management’s judgment. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially and adversely affect our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain products or services, requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could materially and adversely affect our business.

Certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, but there can be no assurance that we will be successful in enforcing these arbitration provisions, or the class action waiver provisions in them, in the future or in any given case. There may also be legislative, administrative or regulatory developments that may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions, including by the CFPB. Any such prohibitions or limitations on or discontinuation of the use of such arbitration provisions or class action waivers, could subject us to additional lawsuits, including additional consumer class action litigation.
We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Any adverse outcome of any such audit or review could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

In light of continuing fiscal challenges in certain U.S. states and in many countries in Europe, various levels of government are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including corporate income taxes. For example, the economic downturn reduced tax revenues for United States federal and state governments, and a number of proposals to increase taxes from corporate entities have been implemented or are being considered at various levels of government. These include a number of proposals to modify the U.S. federal income tax laws applicable to companies, like ours, operating in multiple U.S. and foreign jurisdictions which, if enacted, could materially increase our effective tax rate. A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in foreign jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Similarly, in Europe, and elsewhere in the world, there are various tax reform efforts underway designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Any such tax reform or other legislative or regulatory actions to increase tax revenue could increase our effective tax rate.
We and our merchants may be subject to sales reporting and record-keeping obligations.

One or more states or the federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and is in the process of being implemented by a number of foreign jurisdictions) or if one of our companies was deemed to be the legal agent of our merchants by a jurisdiction in which it operates. We are required to report to the Internal Revenue Service (“IRS”) on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our software to meet these requirements and expect increased operational costs and changes to our customer experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. The Foreign Account Tax Compliance Act, which took effect at the start of 2013, will increase the number of non-U.S. customers from whom we must obtain a similar certification, as well as our associated compliance burdens. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions and could harm our business.
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

We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures. These transactions may involve significant challenges and risks, including:

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

•
the need to integrate the operations, systems (including accounting, management, information, compliance, human resource and other administrative systems), technologies, products and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;

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

•	potential exposure to new or increased regulatory oversight associated with new lines of business;

•	risks associated with our expansion into new international markets;

•	derivative lawsuits resulting from the acquisition;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	the potential loss of key employees following the transaction;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure and additional complexity and costs of compliance; and

•
our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our financial statements or make it more difficult to manage the acquired business.

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

In addition, we may make certain investments, including through joint ventures, in which we have a minority equity interest and/or lack management and operational control. Under such circumstances, the controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling investor, joint venture partner or joint venture company may result in reputational harm or adversely affect the value of our investment in the investment or joint venture.
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

A number of third parties provide services to us or to our customers. We are dependent on caching services that make our sites load faster and the processing companies and banks that link us to the payment card and bank clearing networks to process transactions, among others. We are subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which our payment card processors have the right to pass on to us), as well as changes in payment card network operating rules, including special operating rules for Internet payment services providers, such as PayPal. Similarly, we rely on unaffiliated lenders to make the consumer and other loans originated through the PayPal Credit products and also rely heavily on third parties to operate our services, including merchant processors and payment gateways to process transactions and third parties that provide loan receivable tracking and customer statements processing. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, or work stoppages), or other problems that prevent these companies from providing services to us or our customers could harm our business.

Price increases or financial penalties by, or service terminations, disruptions or interruptions at, companies that provide services to us and our customers and clients could also make it more difficult for our merchants to complete transactions, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint.

We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction and could harm our business.

There can be no assurance that third parties who provide services directly to us or our customers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our customers on acceptable terms, including as a result of bankruptcy, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.
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

We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera and which will enable consumers to use their mobile devices to pay at the point of sale. To the extent that we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

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

•	exposure to new, revised or additional laws, rules and regulations;

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

Our future performance depends substantially on the continued services of our senior management and other key personnel, including engineering and product development personnel, and our ability to attract, retain, and motivate such personnel. Competition for key personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in high-technology and payments industries, job candidates often consider the value of the equity awards they would receive in connection with their employment, and fluctuations in our stock price may make it more difficult to attract, retain, and motivate employees. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business.
Risks Related to the Separation and Our Operation as an Independent Publicly Traded Company
We may not achieve some or all of the expected benefits of the separation, and the separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation of PayPal from eBay Inc., which we refer to as the separation, or such benefits may be delayed or not occur at all. The separation and distribution were expected to provide the following benefits, among others: enhanced strategic and management focus; better ability to form strategic relationships; faster decision-making; more efficient allocation of capital; alignment of incentives with performance objectives; direct access to the capital markets; and a distinct investment identity. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	following the separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of eBay;

•	following the separation, our business is less diversified than eBay’s business prior to the separation; and

•	following the separation, regulatory requirements may inhibit or prevent certain activities that the parties intend to continue to preserve operating synergies.

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

If the distribution, together with certain related transactions, failed to qualify as a transaction that is generally tax-free under Sections 368(a)(1)(D) and 355 of the Code, in general, eBay would recognize taxable gain as if it had sold the PayPal common stock in a taxable sale for its fair market value, eBay stockholders who receive PayPal common stock in the distribution may be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares and we could incur significant liabilities.
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

The condensed combined and consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q refers to our business as operated by and integrated with eBay, and were derived from the consolidated financial statements and accounting records of eBay. Accordingly, this financial information does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, independent, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Prior to the separation, our business was operated by eBay as part of its broader corporate organization, rather than as an independent company. eBay or its affiliates performed various corporate functions for us, such as legal, finance, treasury, accounting, tax, auditing, human resources, and public affairs. Our historical financial results reflect allocations of corporate expenses from eBay for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

•
Prior to the separation, our business was integrated with the other businesses of eBay. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we have entered into arm’s length agreements with eBay, including the operating agreement, these arrangements may not retain or fully capture the benefits that we have enjoyed as a result of being integrated with eBay and may result in our paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition.

•
We may lose certain synergies and benefits we enjoyed as a result of being a part of eBay. As a part of eBay, we benefited from, among other things, the acquisition of new customers from eBay, capital to fund acquisitions, investments, and credit, and data from eBay that helps us to manage risks and maintain a low loss rate. In addition, being a part of eBay enabled us to leverage eBay’s technology capabilities, data, commerce platforms and relationships with retailers, brands and large merchants worldwide. The loss of these synergies and benefits could adversely affect our results of operations and financial condition.

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
Other significant changes may occur in our cost structure, management, financing, and business operations as a result of operating as an independent company separate from eBay. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed combined and consolidated financial statements and accompanying notes included in Part I of this Quarterly Report on Form 10-Q.

eBay remains a significant source of our revenues after the distribution.

After the distribution, we continue to derive a significant amount of revenues from eBay. If the operating agreement expires or is terminated prior to its expiration, or if there is a significant change in our relationship with eBay, including if eBay becomes a merchant of record, eliminates or modifies any of its risk management or customer protection programs, directs transactions to a different provider of payment services or offers eBay customers more payment options, our business could be harmed.

eBay may fail to perform under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the separation, we entered into a separation and distribution agreement with eBay as well as various other agreements, including an operating agreement, colocation services agreements, transition services agreements, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and the intellectual property matters agreement determine the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The operating agreement, the colocation services agreements and the data sharing addendum establish certain commercial relationships between eBay and us related to payment processing, credit, information technology infrastructure and data sharing. The transition services agreements provide for the performance of certain services by each company for the benefit of the other for a limited period of time after the separation. We will rely on eBay to satisfy its performance and payment obligations under these agreements. If eBay is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once these transaction agreements expire or terminate, we may not be able to operate our business effectively and our profitability may decline.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the distribution.

Our financial results previously were included within the consolidated results of eBay, and its reporting and control systems were appropriate for subsidiaries of a public company. Prior to the distribution, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. After the distribution, we are subject to such reporting and other requirements, which will require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative, and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business could be harmed.
After the separation, certain of our directors may have actual or potential conflicts of interest because of their previous or continuing positions at eBay.

Because of their current or former positions with eBay, certain of our directors own eBay common stock and equity awards. Following the separation, even though our board of directors consists of a majority of directors who are independent, some of our directors continue to have a financial interest in eBay common stock and equity awards. In addition, one of our directors continues to serve on the eBay board of directors. Continuing ownership of eBay common stock and equity awards or service as a director at both companies could create, or appear to create, potential conflicts of interest if PayPal and eBay were to have disagreements about the agreements between them or face decisions that could have different implications for PayPal and eBay.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly.
The price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the change in our stockholder base following the distribution;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which we operate; and

•	market conditions in the payments industry, the industries of merchants and the domestic and worldwide economy as a whole.

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

PayPal’s amended and restated certificate of incorporation provides that unless the corporation otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of PayPal, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of PayPal to PayPal or PayPal’s stockholders, creditors or other constituents, any action asserting a claim against PayPal or any director or officer of PayPal arising pursuant to any provision of the Delaware General Corporation Law or PayPal’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim against PayPal or any director or officer of PayPal governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of PayPal’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with PayPal or PayPal’s directors or officers, which may discourage such lawsuits against PayPal and PayPal’s directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, PayPal could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect PayPal’s business, financial condition or results of operations.

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

Certain of the above provisions were added pursuant to the agreement between eBay Inc. and certain entities under the control of Carl C. Icahn. These provisions are not intended to make PayPal immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition that PayPal’s board of directors determines is not in the best interests of PayPal and PayPal’s stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of PayPal’s stock (including preferred stock) could trigger the application of Section 355(e) of the Code. For a discussion of Section 355(e), see “Material U.S. Federal Income Tax Consequences” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission. Under the tax matters agreement, in such circumstances, PayPal would be required to indemnify eBay for any resulting taxes, and this indemnity obligation might discourage, delay or prevent a change of control that PayPal’s stockholders may consider favorable. Please refer to “Certain Relationships and Related Person Transactions” and “Description of PayPal’s Capital Stock” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission for a more detailed description of these agreements and provisions.

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	October 29, 2015
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Senior Vice President, Chief Financial Officer
Date:	October 29, 2015
Principal Accounting Officer:

		By:	/s/ Aaron Anderson
Aaron Anderson
Vice President, Chief Accounting Officer
Date:	October 29, 2015

INDEX TO EXHIBITS

Exhibit 10.01+	Letter Agreement dated July 13, 2015 between Marcia Morales-Jaffe and Registrant
Exhibit 10.02+	Letter Agreement dated July 29, 2015 between John Rainey and Registrant
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 c

+ Indicates a management contract or compensatory plan or arrangement.