Form 10-Q
period 2016-03-31
PayPal Holdings, Inc.
filed 2016-04-28
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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

As of April 22, 2016, there were 1,212,026,663 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEET

	March 31, 2016	December 31, 2015
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,583	$1,393
Short-term investments	2,184	2,018
Accounts receivable, net	159	137
Loans and interest receivable, net of allowances of $257 in 2016 and $233 in 2015	4,224	4,184
Funds receivable and customer accounts	12,232	12,261
Prepaid expenses and other current assets	586	655
Total current assets	21,968	20,648
Long-term investments	1,661	2,348
Property and equipment, net	1,345	1,344
Goodwill	4,071	4,069
Intangible assets, net	320	358
Other assets	105	114
Total assets	$29,470	$28,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$158	$145
Funds payable and amounts due to customers	13,032	12,261
Accrued expenses and other current liabilities	1,145	1,179
Income taxes payable	27	32
Total current liabilities	14,362	13,617
Deferred tax liability and other long-term liabilities	1,510	1,505
Total liabilities	15,872	15,122
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,208 and 1,224 outstanding	—	—
Treasury stock at cost, 17 shares as of March 31, 2016	(596)	—
Additional paid-in-capital	13,188	13,100
Retained earnings	1,033	668
Accumulated other comprehensive loss	(27)	(9)
Total equity	13,598	13,759
Total liabilities and equity	$29,470	$28,881
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share data)
	(Unaudited)
Net revenues	$2,544	$2,137
Operating expenses:
Transaction expense	752	575
Transaction and loan losses	255	178
Customer support and operations	296	249
Sales and marketing	233	222
Product development	195	185
General and administrative	231	217
Depreciation and amortization	175	141
Restructuring	—	48
Total operating expenses	2,137	1,815
Operating income	407	322
Other income (expense), net	15	(1)
Income before income taxes	422	321
Income tax expense	57	66
Net income	$365	$255

Net income per share:
Basic	$0.30	$0.21
Diluted	$0.30	$0.21

Weighted average shares:
Basic	1,216	1,218
Diluted	1,225	1,224
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(In millions)
	(Unaudited)
Net income	$365	$255
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	8	(33)
Unrealized gains on investments, net	12	—
Tax expense on unrealized gains on investments, net	(2)	—
Unrealized gains (losses) on hedging activities, net	(36)	64
Tax expense on unrealized gains (losses) on hedging activities, net	—	1
Other comprehensive income (loss), net of tax	(18)	32
Comprehensive income	$347	$287
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$365	$255
Adjustments:
Transaction and loan losses	255	178
Depreciation and amortization	174	141
Stock-based compensation	95	79
Deferred income taxes	22	49
Excess tax benefits from stock-based compensation	(1)	(8)
Premium received on sale of principal loans receivable held for sale	(6)	—
Changes in assets and liabilities:
Accounts receivable	(22)	12
Receivable from eBay	—	(38)
Changes in principal loans receivable held for sale, net	6	—
Accounts payable	13	13
Payable to eBay	—	(113)
Income taxes payable	(5)	42
Other assets and liabilities	(158)	(66)
Net cash provided by operating activities	738	544
Cash flows from investing activities:
Purchases of property and equipment	(133)	(194)
Changes in principal loans receivable, net	(120)	(19)
Purchases of investments	(4,091)	(2,361)
Maturities and sales of investments	4,196	2,570
Acquisitions, net of cash acquired	(19)	—
Funds receivable and customer accounts	492	(527)
Notes and receivables from eBay	—	(56)
Net cash provided by (used in) investing activities	325	(587)
Cash flows from financing activities:
Proceeds from issuance of common stock	6	—
Purchases of treasury stock	(596)	—
Excess tax benefits from stock-based compensation	1	8
Contribution from eBay	—	17
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(15)	—
Repayments under financing arrangements, net	(21)	(119)
Funds payable and amounts due to customers	738	333
Net cash provided by financing activities	113	239
Effect of exchange rate changes on cash and cash equivalents	14	(32)
Net increase in cash and cash equivalents	1,190	164
Cash and cash equivalents at beginning of period	1,393	2,201
Cash and cash equivalents at end of period	$2,583	$2,365
Supplemental cash flow disclosures:
Cash paid for interest	$1	$7
Cash paid for income taxes	$24	$5
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
For periods prior to the capitalization, the condensed combined financial statements include expenses associated with real estate and information technology that were previously allocated to the payments business of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses that were incurred by eBay were allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The condensed combined financial statements also include certain assets and liabilities that were historically held at the eBay corporate level, but which are specifically identifiable and attributable to us. The condensed combined and consolidated financial position, results of operations and cash flows of PayPal may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future. All intercompany transactions and accounts have been eliminated. Transactions between the Company and eBay are included in these condensed combined and consolidated financial statements for all periods presented.

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our condensed combined and consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. As of the first quarter of 2016, our management does

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not allocate these operating expenses for internal financial reporting and general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016, these operating expenses are reported as part of general and administrative expenses. These changes have no impact on the previously reported condensed combined and consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation.
The following table presents the effects of the changes on the presentation of operating expenses to the previously reported condensed combined and consolidated statement of income:

	Three Months Ended March 31, 2015
In millions	As Reported	Adjustments	Revised
Transaction expense	$575	—	$575
Transaction and loan losses	178	—	178
Customer support and operations	275	(26)	249
Sales and marketing	236	(14)	222
Product development	224	(39)	185
General and administrative	138	79	217
Depreciation and amortization	141	—	141
Restructuring	48	—	48
Total operating expenses	$1,815	—	$1,815

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
These condensed combined and consolidated financial statements and accompanying notes should be read in conjunction with the audited combined and consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.
In the opinion of management, these condensed combined and consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed combined and consolidated financial statements for interim periods. We have evaluated all subsequent events through the date the financial statements were issued.

Use of Estimates

The preparation of condensed combined and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined and consolidated financial statements and the reported amounts of revenues and expenses, including allocations from eBay for periods presented prior to the separation, during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition and the valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are comprised primarily of bank deposits, government and agency securities and commercial paper. As of March 31, 2016,

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cash and cash equivalents also includes a portion of cash underlying customer balances held in our Luxembourg banking subsidiary which we have designated for use as corporate funds, as discussed further below.

Customer accounts

We hold all customer balances (both in the U.S. and internationally) as direct claims against us which are reflected on our consolidated balance sheet as a liability classified as amounts due to customers. Various jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we use the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our condensed combined and consolidated balance sheet. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers.

In March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. This is consistent with our strategy of diversifying funding sources for our credit business and neither represents a change in our credit business development strategy nor risk appetite. These funds have been classified as cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2016 and represented 27% of European customer balances potentially available for corporate use by the Company as determined by applying financial regulations maintained by the CSSF. As of March 31, 2016, none of these funds had been utilized to extend credit. The remaining assets underlying the customer balances that we do not presently intend to use to extend credit will remain separately classified as customer accounts in our consolidated balance sheet. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities and U.S. and foreign government and agency securities. See “Note 6—Funds Receivable and Customer Accounts” for additional information related to customer accounts. Due to the above approved plan, we have presented changes in funds receivable and customer accounts as cash flows from investing activities in our condensed combined and consolidated statements of cash flows based on the nature of the activity underlying our customer accounts. We have elected to conform the prior year statement of cash flows to the current period presentation to provide comparability.

The following table presents the effects of the changes on the presentation of the statement of cash flows to the previously reported cash flows from investing activities and cash flows from financing activities in the condensed combined statement of cash flows for the three months ended March 31, 2015. These changes have no impact on the previously reported total net cash flows:

	Three Months Ended March 31, 2015
In millions	As Reported	Adjustments	Revised
Cash flows from investing activities:
Purchases of investments	—	(2,361)	(2,361)
Maturities and sales of investments	15	2,555	2,570
Funds receivable and customer accounts	—	(527)	(527)

Cash flows from financing activities:
Funds receivable and customer accounts	(333)	333	—

Net change	$(318)	—	$(318)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as of the date of adoption. In 2015, the FASB deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating our approach to adopting this new accounting guidance, as well as its impact on our financial statements.

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new standard makes limited amendments to the guidance in U.S. GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new standard also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in limited situations. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

In 2016, the FASB issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. As we are not a lessor, other changes in the standard applicable to lessors do not apply. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We are required to adopt the guidance using a modified retrospective basis and can elect to apply optional practical expedients. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

In 2016, the FASB issued new accounting guidance to simplify the analysis for embedded derivatives. The new guidance clarifies that when assessing whether a contingent call or put option qualifies as a separate derivative from the host contract (e.g., the debt instrument), the nature of the exercise contingency would be excluded from the assessment. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. We are required to apply the new guidance on a modified retrospective basis to all existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2016, the FASB issued new accounting guidance on investments that qualify for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The new guidance eliminates the requirement for retrospective adjustment of the investment, results of operations and retained earnings as if the equity method had been in effect during all the previous periods that the investment had been held. Instead, under the new guidance, the cost of acquiring the additional interest in the investee would be added to the current basis of the previously held interest and equity method of accounting would be adopted as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. The guidance should be applied prospectively after adoption. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. We are required to apply different transition methods depending on the amendments, including a modified retrospective transition method, a retrospective transition method and a prospective transition method. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

Note 2 - Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2016 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2015 was based on the number of shares of PayPal common stock outstanding on July 17, 2015, the distribution date. On the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. Diluted net income per share is computed by

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015(1)
(In millions, except per share amounts)
Numerator:
Net income	$365	$255
Denominator:
Weighted average shares of common stock - basic	1,216	1,218
Dilutive effect of equity incentive awards	9	6
Weighted average shares of common stock - diluted	1,225	1,224
Net income per share:
Basic	$0.30	$0.21
Diluted	$0.30	$0.21
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	5	2
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three months ended March 31, 2015 is calculated using the number of shares of common stock distributed on July 17, 2015.

Note 3 - Business Combinations

There were no acquisitions or divestitures completed in the three months ended March 31, 2016. During 2015, we completed four acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate amount of $1.4 billion as described in Part IV, Item 15, "Note 3—Business Combinations" in our Annual Report on Form 10-K for the year ended December 31, 2015. In the three months ended March 31, 2016 we finalized the allocation of the purchase consideration for Paydiant and Cyactive which did not result in any material changes to the allocation.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2016 (in millions):

	December 31, 2015	Goodwill Acquired	Adjustments	March 31, 2016
Total Goodwill	$4,069	$—	$2	$4,071

The adjustments to goodwill during the three months ended March 31, 2016 were related to foreign exchange rate translation.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$605	$(512)	$93	4	$605	$(501)	$104	4
Marketing related	197	(161)	36	3	197	(150)	47	3
Developed technologies	245	(182)	63	3	245	(176)	69	3
All other	243	(115)	128	5	243	(105)	138	5
Intangible assets, net	$1,290	$(970)	$320		$1,290	$(932)	$358

Amortization expense for intangible assets was $38 million and $19 million for the three months ended March 31, 2016 and 2015, respectively.

Expected future intangible asset amortization as of March 31, 2016 is as follows (in millions):

Fiscal years:
Remaining 2016	$112
2017	100
2018	68
2019	23
2020	17
Thereafter:	—
$320

Note 5 - Geographical Information

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net revenues:
U.S.	$1,343	$1,030
United Kingdom	307	277
Other Countries	894	830
Total net revenues	$2,544	$2,137

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In millions)
Long-lived assets:
U.S.	$1,260	$1,256
Other Countries	85	88
Total long-lived assets	$1,345	$1,344

Net revenues are attributed to U.S., UK and other countries primarily based upon the country in which the merchant is located, or in the case of a cross border transaction, may be earned from the countries in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the consumer or the merchant reside. Tangible long-lived assets for the three months ended March 31, 2016 and 2015 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 6 - Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$4,546	$5,245
Government and agency securities	5,063	4,305
Time deposits	526	830
Corporate debt securities	190	180
Funds receivable	1,907	1,701
Total funds receivable and customer accounts	$12,232	$12,261

At March 31, 2016 and December 31, 2015, the estimated fair value of our investments classified as available for sale included within funds receivable and customer accounts was as follows:

	March 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,060	$3	$—	$5,063
Time deposits	526	—	—	526
Corporate debt securities	190	—	—	190
Total	$5,776	$3	$—	$5,779

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$4,305	$1	$(1)	$4,305
Time deposits	830	—	—	830
Corporate debt securities	180	—	—	180
Total	$5,315	$1	$(1)	$5,315

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate fair value of investments in an unrealized loss position was $583 million as of March 31, 2016.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of March 31, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of March 31, 2016, we had no material investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2016 and 2015.

The estimated fair values of our investments classified as available for sale included within funds receivable and customer accounts by date of contractual maturity at March 31, 2016 were as follows:

March 31, 2016
(In millions)
One year or less	$5,263
One year through two years	379
Two years through three years	137
Total	$5,779

Note 7 - Investments

At March 31, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term investments classified as available for sale was as follows:

	March 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	2,140	1	(1)	2,140
Government and agency securities	10	—	—	10
Time deposits	17	—	—	17
Long-term investments(2):
Corporate debt securities	1,613	2	(7)	1,608
Total(1)	$3,780	$3	$(8)	$3,775
(1) Excludes funds receivable and customer accounts of $12.2 billion. See “Note 6—Funds Receivable and Customer Accounts” for the estimated fair value of investments classified as available for sale included within funds receivable and customer accounts.
(2) Excludes short-term restricted cash of $17 million and long-term restricted cash of $8 million.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	2,000	—	(2)	1,998
Time deposits	2	—	—	2
Long-term investments(2):
Corporate debt securities	2,328	—	(14)	2,314
Total(1)	$4,330	$—	$(16)	$4,314
(1) Excludes funds receivable and customer accounts of $12.3 billion. See “Note 6—Funds Receivable and Customer Accounts” for the estimated fair value of investments classified as available for sale included within funds receivable and customer accounts.
(2) Excludes short-term restricted cash of $18 million and long-term restricted cash of $8 million.

We have short-term restricted cash that we intend to use to support our global sabbatical program. In addition, in connection with the acquisition of Xoom, we have long-term restricted cash required as collateral by payment processors and for licensing rules in India.

As of March 31, 2016, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2016 and 2015.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at March 31, 2016 were as follows:

March 31, 2016
(In millions)
One year or less	$2,167
One year through two years	1,071
Two years through three years	425
Three years through four years	96
Four years through five years	15
Greater than five years	1
Total(1)	$3,775
(1) Excludes $5.8 billion of customer account balances. See “Note 6—Funds Receivable and Customer Accounts” for the estimated fair values of our investments classified as available for sale included within funds receivable and customer accounts by date of contractual maturity at March 31, 2016.

Other Investments

We have cost method investments which are reported in long-term investments on our condensed combined and consolidated balance sheet. Our cost method investments totaled $45 million and $26 million as of March 31, 2016 and December 31, 2015, respectively. The increase in our cost method investments was due to new investments made in the three months ended March 31, 2016.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

Description	Balances at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,583	$1,918	$665
Short-term investments:
Restricted Cash	17	17	—
Corporate debt securities	2,140	—	2,140
Government and agency securities	10	—	10
Time deposits	17	—	17
Total short-term investments	$2,184	$17	$2,167
Funds receivable and customer accounts	6,586	—	6,586
Derivatives	104	—	104
Long-term investments:
Restricted Cash	8	8	—
Corporate debt securities	1,608	—	1,608
Total long-term investments	1,616	8	1,608
Total financial assets	$13,073	$1,943	$11,130
Liabilities:
Derivatives	$107	$—	$107

Description	Balances at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,393	$987	$406
Short-term investments:
Restricted Cash	18	18	—
Corporate debt securities	1,998	—	1,998
Time deposits	2	—	2
Total short-term investments	2,018	18	2,000
Funds receivable and customer accounts	6,978	—	6,978
Derivatives	97	—	97
Long-term investments:
Restricted Cash	8	8	—
Corporate debt securities	2,314	—	2,314
Total long-term investments	2,322	8	2,314
Total financial assets	$12,808	$1,013	$11,795
Liabilities:
Derivatives	$25	$—	$25

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

We did not have any transfers of financial instruments between valuation levels during the first three months of 2016 and 2015. As of March 31, 2016, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits and commercial paper. As of March 31, 2016, cash and cash equivalents also includes $800 million of cash underlying customer balances held in our Luxembourg banking subsidiary which we have designated for use as corporate funds, as discussed in "Note 1—Overview and Summary of Significant Accounting Policies".

We had total funds receivable and customer accounts of $12.2 billion and $12.3 billion as of March 31, 2016 and December 31, 2015, respectively, of which $5.8 billion and $5.3 billion was invested primarily in short-term investments and the remainder was held in cash and cash equivalents for the respective periods. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available-for-sale investments and the corresponding customer liabilities.

Note 9 - Derivative Instruments

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the three months ended March 31, 2016 and 2015, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

such, did not reclassify any gains or losses to earnings. As of March 31, 2016, we estimated that $21 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We have an additional foreign exchange management program whereby we use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which is offset by the gains and losses on the foreign exchange contracts

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2016 and December 31, 2015 was as follows:

	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$45	$59
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	59	38
Total derivative assets		$104	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$24	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	83	23
Total derivative liabilities		$107	$25

Net fair value of derivative instruments		$(3)	$72

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of March 31, 2016, the potential effect of rights of setoff associated with our foreign exchange contracts would be an offset to both assets and liabilities by $88 million, resulting in net derivative assets of $15 million and net derivative liabilities of $18 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2016 and December 31, 2015, and the impact of designated derivative instruments on accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	December 31, 2015	Amount of loss recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	March 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	(4)	32	$21

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014	Amount of gain recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	March 31, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$126	114	50	$190

Effect of Derivative Contracts on Combined and Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$32	$50
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	(9)	11
Total gain recognized from derivative contracts in the combined statement of income	$23	$61

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

	March 31, 2016	March 31, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,900	$1,551
Foreign exchange contracts not designated as hedging instruments	3,833	764
Total	$5,733	$2,315

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution in the U.S. and are responsible for servicing functions related to all our credit products. During the three months ended March 31, 2016 and 2015, we purchased approximately $1.9 billion and $1.5 billion, respectively, in credit receivables. As part of the arrangement with an independent chartered financial institution in the U.S. that we work with, we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. For this arrangement, we do not recognize gains or losses on the sale of the participation interest as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sold to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold which resulted in a gain reflected as net revenues in our condensed combined and consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees.

Consumer receivables

As of March 31, 2016, the total outstanding balance in our pool of consumer receivables was $4.0 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $0.9 billion. As of December 31, 2015, the total outstanding balance in our pool of consumer receivables was $4.0 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared equally based on participation interests held amongst all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at March 31, 2016 and December 31, 2015 were 683 and 686, respectively.

As of March 31, 2016 and December 31, 2015, approximately 52.3% and 53.6%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2016 and December 31, 2015, approximately 10.8% and 9.4%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of March 31, 2016 and December 31, 2015, approximately 91.0% and 90.1%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	March 31, 2016	December 31, 2015
	(In millions)
> 760	$532	$569
680 - 759	1,509	1,529
600 - 679	1,445	1,449
< 599	420	369
Total	$3,906	$3,916

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $79 million and $70 million at March 31, 2016 and December 31, 2015, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable:

March 31, 2016
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Consumer Receivables
$3,628	$153	$56	$148	$357	$3,985

December 31, 2015
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Consumer Receivables
$3,593	$172	$66	$155	$393	$3,986

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for the period indicated:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance as of January 1	$211	$188
Provisions	114	86
Charge-offs	(104)	(94)
Recoveries	7	11
Balance as of March 31	$228	$191

Excludes receivables from other consumer credit products of $8 million at March 31, 2016 and December 31, 2015, respectively, net of allowances of $4 million and $1 million at March 31, 2016 and December 31, 2015, respectively.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess the participating merchant’s PRM score on a recurring basis. At March 31, 2016 and December 31, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 638 and 630, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	March 31, 2016	December 31, 2015
	(In millions)
> 630	$324	$255
566-629	89	94
<565	75	72
Total	$488	$421

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. The fee is fixed at the time the advance is extended and we estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10% of the original amount advanced plus the fixed fee must be repaid every 90 days. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. We charge off the receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. The total PayPal Working Capital advances and fees receivable outstanding as of March 31, 2016 and December 31, 2015 were approximately $488 million and $421 million, respectively.

The following tables present the current repayment periods of the principal amount of PayPal Working Capital advances and fees receivable as compared to their original expected repayment period:

March 31, 2016
(In millions)
Within Original Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment	Total Merchant Receivables
$370	$52	$25	$35	$6	$118	$488

December 31, 2015
(In millions)
Within Original Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment	Total Merchant Receivables
$326	$47	$21	$24	$3	$95	$421

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the period indicated:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance as of January 1	$22	$7
Provisions	8	5
Charge-offs	(6)	(3)
Recoveries	1	—
Balance as of March 31	$25	$9

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Commitments and Contingencies

Commitments

As of March 31, 2016, approximately $26.4 billion of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

In the third quarter of 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of March 31, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at March 31, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2016. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regulatory Proceedings

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC") on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. We have cooperated with OFAC in recent years regarding our review process over transaction monitoring and have self-reported a large number of transactions that could possibly be in violation of OFAC sanctions regulations. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our practices between 2009 and 2013. In addition, we continue to cooperate with OFAC regarding other transactions that we have self-reported that could also possibly be in violation of OFAC sanctions regulations. Subsequent to our March 2015 settlement, we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On March 28, 2016, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act.  The CID requests the production of documents and answers to written questions related to our Venmo service. We are cooperating with the FTC in connection with the CID.  The CID could lead to an enforcement action and/or one or more consent orders, which may result in substantial costs, including legal fees, fines, penalties, and remediation expenses and actions, and could require us to change aspects of the manner in which we operate Venmo.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Protection Programs

We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platform, except for transactions using our gateway products and Paydiant products. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our Buyer Protection Program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our Seller Protection Programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In millions)
Maximum potential exposure	$117,431	$109,496

The following table provides the amount of allowance for transaction losses related to our protection programs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In millions)
Allowance for transaction losses	$184	$185

Note 12 - Related Party Transactions

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We earned net revenues of $28 million from eBay and its subsidiaries during the three months ended March 31, 2015.

Prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual transaction losses associated with customer-filed claims as well as an allocation of salary-related expenses for our customer support teams working on customer claims and disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three months ended March 31, 2015 were $10 million, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection programs during the three months ended March 31, 2015 was $5 million and were included as a reduction to customer support and operations and general and administrative expenses in our condensed combined statement of income. Following the distribution, eBay's customer protection programs are no longer administered by us, and therefore these costs are no longer reimbursed by eBay.

Prior to the distribution, we incurred user acquisition fees from eBay on payment volume which we processed from purchases made on eBay’s platform. User acquisition fees during the three months ended March 31, 2015 were $30 million. Following the distribution, pursuant to the operating agreement, we incur referral services fees from eBay based on a fixed rate per new user.

These condensed combined and consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. These expenses allocated to us by eBay are based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $160 million for the three months ended March 31, 2015.

All other contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no other material related party transactions in the periods presented. As of March 31, 2016, there were no other material amounts payable to or amounts receivable from related parties. Following separation, transactions with eBay represent third-party transactions on an arms-length basis.

Note 13 - Stock Repurchase Program

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

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2016 is summarized as follows:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Authorization of plan in January 2016				$2,000
Repurchases of shares of common stock	17	$35.27	596	(596)
Balance as of March 31, 2016	17		$596	$1,404
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 14 - Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity of our employees under our equity incentive plans for the three months ended March 31, 2016:

Options
(In thousands)
Outstanding at January 1, 2016	6,008
Granted	124
Exercised	(371)
Forfeited/expired/canceled	(34)
Outstanding at March 31, 2016	5,727

The weighted average grant-date fair value of stock options granted during the period was $8.79 per share. The weighted average exercise price of stock options granted during the period was $36.32 per share.

Restricted Stock Unit Activity

The following table summarizes the restricted stock units granted (including performance‑based restricted stock units that have been earned) under our equity incentive plans for the three months ended March 31, 2016:

Units
(In thousands)
Outstanding at January 1, 2016	28,005
Awarded	414
Vested	(997)
Forfeited	(434)
Outstanding at March 31, 2016	26,988
Expected to vest	23,501

The weighted average grant-date fair value of restricted stock units granted during the period was $33.36 per share.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance-Based Restricted Stock Units (PBRSUs)

In the first quarter of 2016, we granted PBRSUs under PayPal's 2015 Equity Incentive Award Plan to officers and certain employees providing services to the Company. PBRSUs are equity awards that are earnable based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the product of the initial target number of PBRSUs multiplied by a performance factor based on measurements of the Company’s performance against pre-established performance metrics over a predefined performance period. Over the performance period, the number of PBRSUs that will be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. As of March 31, 2016, 1.7 million PBRSUs were outstanding for the 2016-2018 performance period, which is based on the Company's best estimate of the number of PBRSUs that will vest over the performance period.

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

The impact on our results of operations of recording stock-based compensation expense under eBay's and PayPal's equity incentive plans for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Customer support and operations	$18	$13
Sales and marketing	16	13
Product development	33	29
General and administrative	27	22
Depreciation and amortization	1	2
Total stock-based compensation expense	$95	$79

Total stock-based compensation costs capitalized as part of internal use software and website development costs was $2 million for both the three months ended March 31, 2016 and 2015.

Note 15 - Income Taxes

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

In connection with the distribution, eBay and PayPal entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. The tax matters agreement was entered into on the distribution date. Under the tax matters agreement, eBay generally is responsible for all additional taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that were transferred to PayPal pursuant to the separation) arising after the distribution date with respect to the taxable periods (or portions thereof) ended on or prior to July 17, 2015, except for those taxes for which PayPal has reflected an unrecognized tax benefit in its financial statements on the distribution date.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our effective tax rate for the three months ended March 31, 2016 was 13.5%. Our effective tax rate for the three months ended March 31, 2015 was 20.6%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates.

On July 27, 2015, the U.S.Tax Court, in Altera Corp. v. Commissioner, invalidated part of a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the Internal Revenue Service filed a notice of appeal to the Ninth Circuit Court of Appeals. We have reviewed this case and its impact on PayPal and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive loss for the three months ended March 31, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance as of December 31, 2015	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	(4)	9	8	(2)	11
Amount of gain reclassified from accumulated other comprehensive income	32	(3)	—	—	29
Net current period other comprehensive income	(36)	12	8	(2)	(18)
Ending balance as of March 31, 2016	$21	$(4)	$(45)	$1	$(27)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance as of December 31, 2014	$126	$(16)	$—	$110
Other comprehensive income (loss) before reclassifications	114	(33)	1	82
Amount of gain reclassified from accumulated other comprehensive income	50	—	—	50
Net current period other comprehensive income	64	(33)	1	32
Ending balance as of March 31, 2015	$190	$(49)	$1	$142

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2016	2015
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$32	$50	Net revenues
Unrealized losses on investments	$(3)	$—	Other income (expense), net
	$29	$50	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$29	$50	Net income

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II— Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our unaudited condensed combined and consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed combined and consolidated financial statements and the related notes that appear elsewhere in this report.

The Separation from eBay

On September 30, 2014, eBay Inc. (“eBay”) announced its intent to separate its payments business into an independent, publicly-traded company. To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc. (“PayPal”) which is now the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. In June 2015, the Board of Directors of eBay approved the separation (the "separation") of eBay's payments business through the distribution (the "distribution") of 100% of the outstanding common stock of PayPal to eBay's stockholders. PayPal's registration statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission on June 29, 2015. On July 17, 2015 (the "distribution date"), PayPal became an independent publicly-traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal to eBay stockholders. Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began "regular way" trading under the ticker symbol "PYPL" on The NASDAQ Stock Market on July 20, 2015.

Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the "capitalization"). The combined financial statements prior to the capitalization were prepared on a stand-alone basis and were derived from eBay's consolidated financial statements and accounting records. The combined financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of eBay prior to the capitalization. Following the capitalization, our consolidated financial statements include the accounts of PayPal and its wholly-owned subsidiaries. The condensed combined and consolidated financial position, results of operations and cash flows as of dates and for periods prior to the separation may not be indicative of what our financial position, results of operations and cash flows would have been as a separate stand-alone entity during the periods presented, nor are they indicative of what our financial position, results of operations and cash flows may be in the future. For additional information, see Note 1 to our condensed combined and consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to the separation, the combined and consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that had been historically held at the eBay corporate level but were specifically identifiable and attributable to the payments business.

Business Environment

We are a leading technology platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. We believe in providing simple, affordable, secure and reliable financial services and digital payments to help our customers around the world to achieve their financial goals. We strive to increase our relevance for consumers, merchants, friends and family to access and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). Our goal is to provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions. We also facilitate person to person payments through PayPal, Venmo and Xoom. Our combined payment solution capabilities, including our PayPal, PayPal Credit, Braintree, Venmo, and Xoom products, comprise our proprietary Payments Platform.
We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platform, except for transactions using our gateway and Paydiant products. Our gateway products include our Payflow Payments and certain Braintree products. A payment gateway links a merchant's website to their processing network and merchant account. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty non-performance. Our risk management capabilities allow us to provide these protections, which we believe are generally broader than those protections provided by other participants in the payments industry. Most major payments providers do not offer merchant protection in general, and those that do so generally do not provide protection of online or card not present transactions. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that they would not incur if they had used PayPal’s payments services. PayPal also provides consumer protection against losses on qualifying purchases and accepts claims for 180 days post transaction in the markets that PayPal serves. We believe that this protection is generally consistent with, or better than, that offered by other major payments providers. We believe that as a result of these programs, consumers can be confident that they will only be required to pay if they receive the product in the condition as described, and merchants can be confident that they will receive payment for the product that they are delivering to the customer.
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

Information security risks for global payments and technology companies have significantly increased in recent years. Although we are not aware of any material impacts relating to cyber-attacks or other information security breaches on our Payments Platform, there can be no assurance that we are immune to these risks and will not suffer such losses in the future. See “Risk Factors-Risk Factors That May Affect Our Business, Results of Operations and Financial Condition-Our business is subject to online security risks, including security and privacy breaches” described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview of Results of Operations

Three months ended March 31, 2016 and 2015

Net revenues increased $407 million, or 19%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below) of 29% compared to the same period of the prior year. Operating expenses increased $322 million, or 18%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, transaction and loan losses, customer support and operations and depreciation and amortization.

Operating income increased $85 million, or 26%, in the three months ended March 31, 2016 compared to the same period of the prior year. Non-GAAP operating income increased $64 million, or 14%, in the three months ended March 31, 2016 compared to the same period of the prior year. Our operating margin was 16% and 15% in the three months ended March 31, 2016 and 2015, respectively. Our non-GAAP operating margin was 21% and 22% in the three months ended March 31, 2016 and 2015, respectively. Operating income increased primarily due to the increase in net revenues, restructuring expenses of $48 million in the three months ended March 31, 2015 and other operating efficiencies. Non-GAAP operating income increased primarily due to the increase in net revenues and other operating efficiencies.

Net income increased by $110 million, or 43%, in the three months ended March 31, 2016 compared to the same period in the prior year. The increase in net income was attributable to an increase in operating income of $85 million, an increase in other income, net of $16 million and a decrease in income tax expense of $9 million. Non-GAAP net income increased by $92 million, or 26%, in the three months ended March 31, 2016 compared to the same period in the prior year. For the three months ended March 31, 2016, our diluted net income per share was $0.30, a $0.09 increase compared to the same period of the prior year. For the three months ended March 31, 2016 our non-GAAP diluted net income per share was $0.37, a $0.08 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $738 million for the three months ended March 31, 2016, compared to $544 million for the three months ended March 31, 2015. We generated free cash flow (a non-GAAP financial measure) of $605 million and $350 million in the three months ended March 31, 2016 and 2015, respectively.

The following table provides a summary of our combined and consolidated GAAP financial measures for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015
	(In millions, except percentages)
Net revenues	$2,544	$2,137	19%
Operating expenses	2,137	1,815	18%
Operating income	407	322	26%
Income tax expense	57	66	(14)%
Effective tax rate	13.5%	20.6%	**
Net income	$365	$255	43%
Net income per diluted share(1)(2)	$0.30	$0.21	43%

(1) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three months ended March 31, 2015 is calculated using the number of common shares distributed on the distribution date.
(2) Basic and diluted net income per share for the three months ended March 31, 2016 is calculated using the weighted average number of common shares outstanding for the period.
** Not Meaningful

The following table provides a summary of our combined and consolidated non-GAAP financial measures for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015
	(In millions, except percentages)
Non-GAAP operating income	$537	$473	14%
Non-GAAP operating margin	21%	22%	**
Non-GAAP net income	$452	$360	26%
Non-GAAP net income per diluted share(1)(2)	$0.37	$0.29	25%
Free cash flow	$605	$350	73%
(1) Non-GAAP net income per diluted share for the three months ended March 31, 2015 is calculated using the number of shares of PayPal common stock distributed on the distribution date.
(2) Non-GAAP net income per diluted share for the three months ended March 31, 2016 is calculated using the weighted average number of common shares outstanding for the period.
** Not Meaningful

Non-GAAP operating income, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share and free cash flow are not financial measures prepared in accordance with generally accepted accounting principles (“GAAP”). For information on how we compute these non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP, please refer to “Non-GAAP Financial Information” below.

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended March 31, 2016 and 2015, we generated approximately 47% and 52% of our net revenues from customers domiciled outside of the United States, respectively. Other than the United States, the United Kingdom was the only country where we generated more than 10% of total net revenues in the three months ended March 31, 2016 and 2015. During each of these periods, we also generated more than 10% of total net revenues in the Euro zone. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries as discussed under “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges to help minimize the impact on earnings from foreign currency rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings. In the three months ended March 31, 2016, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $15 million (inclusive of a $32 million favorable impact from hedging activities) and favorably impacted operating expenses by approximately $30 million. In the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $80 million (inclusive of a $50 million favorable impact from hedging activities) and favorably impacted operating expenses by approximately $75 million. While we enter into foreign currency exchange contracts to minimize the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the effects of this exposure.
Additionally, in connection with our services in multiple currencies, we set our foreign exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set our foreign exchange rates. Given that we also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign exchange exposure management program whereby we use foreign exchange contracts to offset the impact of currency exchange rate movements on our assets and liabilities.  The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which is offset by the gains and losses on the foreign exchange contracts. These foreign exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

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

Net revenue analysis

The significant components of our net revenue for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015
	(In millions, except percentages)
Transaction revenues	$2,238	$1,914	17%
Other value-added services	306	223	37%
Net revenues	$2,544	$2,137	19%

Transaction revenue grew by $324 million, or 17%, for the three months ended March 31, 2016 compared to the same period in the prior year. The increase in transaction revenues in the three months ended March 31, 2016 was due primarily to the growth in TPV and the growth in total number of payment transactions on our Payments Platform, both of which were due to increased engagement from our customers and growth from our Braintree products.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015
	(In millions, except percentages)
Active customer accounts[1]	184	165	11%
Number of payment transactions[2]	1,414	1,123	26%
Payment transactions per active account[3]	28.4	25.2	12%
Total TPV[4]	$81,056	$63,021	29%
Percent of cross-border TPV	23%	23%	—%
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

The growth in transaction revenues was lower than the growth in TPV and growth in payment transactions for the three months ended March 31, 2016 was due to a higher portion of person-to-person transactions, primarily from our PayPal and Venmo products, in which we earn lower rates and a higher portion of TPV generated by large merchants who generally pay lower rates on higher transaction volume. The percentage of TPV generated by large merchants increased three percentage points in the three months ended March 31, 2016 compared to the same period in the prior year. The impact of changes in prices charged to our customers did not significantly impact revenue growth in the three months ended March 31, 2016.

Net revenues from other value-added services increased by $83 million, or 37%, for the three months ended March 31, 2016 compared to the same period in the prior year. The increase in net revenues from other value-added services for the three months ended March 31, 2016 was due primarily to interest and fee income earned on loans receivable outstanding from consumers and merchants that use our PayPal Credit products and revenue share earned under our credit program agreement with Synchrony Financial (formerly GE Capital Retail Bank). In 2015, we amended the terms of our credit program agreement with Synchrony Financial. As a result of the amendment, net revenues from other value-added services increased by $29 million for the three months ended March 31, 2016 compared to the same period in the prior year.

Operating Expenses

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our condensed combined and consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. Our management does not allocate these operating expenses for internal financial reporting purposes or general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016 these operating expenses are reported as part of general and administrative expenses. These changes have no impact on the previously reported condensed combined and consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1- Overview and Summary of Significant Accounting Policies" in the notes to the combined and consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information on the effects of the changes on the presentation of operating expenses to our previously reported condensed combined and consolidated statement of income on a GAAP basis. Growth rates presented below are calculated based upon the reclassified prior period amounts.
The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015
	(In millions, except percentages)
Transaction expense	$752	$575	31%
Transaction and loan losses	255	178	43%
Customer support and operations	296	249	19%
Sales and marketing	233	222	5%
Product development	195	185	5%
General and administrative	231	217	6%
Depreciation and amortization	175	141	24%
Restructuring	—	48	**
Total operating expenses	$2,137	$1,815	18%
Transaction expense rate[1]	0.93%	0.91%	**
Transaction and loan loss rate[2]	0.31%	0.28%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan loss by TPV.
** Not Meaningful

Transaction expense

Transaction expense increased by $177 million, or 31%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in transaction expense in the three months ended March 31, 2016 was primarily attributable to an increase in TPV, offset by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Our transaction expense rate in the three months ended March 31, 2016 increased compared to the same period of the prior year due primarily to growth from our Braintree products, which is predominantly credit or debit card funded, and higher assessments charged by payments processors and other financial institutions. The cost of funding a transaction with a credit or debit card is generally more costly than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. As we expand the availability of alternative funding sources to our customers, a change in funding mix could increase or decrease our transaction expense rate. Funding mix did not have a material impact on our transaction expense rate for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, approximately 2% of TPV was funded with PayPal Credit. For the three months ended March 31, 2016 and 2015, approximately 45% and 46% of TPV, respectively, was generated outside of the U.S. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material in the three months ended March 31, 2016 or the three months ended March 31, 2015.

Transaction and loan losses

Prior to the distribution on July 17, 2015, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which were included as a reduction of transaction and loan losses. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three months ended March 31, 2015 were $10 million. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, PayPal and eBay independently administers its own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we expect to incur incremental costs associated with our customer protection programs following the distribution.

Transaction and loan losses increased by $77 million, or 43%, in the three months ended March 31, 2016 compared to the same period of the prior year. Transaction losses were $157 million and $107 million in the three months ended March 31, 2016 and 2015, respectively, reflecting an increase of 47% primarily attributable to an increase in TPV and lower transaction losses in the prior period as a result of recoveries associated with transaction losses incurred on eligible eBay purchases.

Our transaction loss rate in the three months ended March 31, 2016 increased compared to the same period of the prior year due to recoveries in the prior period associated with transaction losses incurred on eligible eBay purchases and a lower provision in the prior year from lower actual losses incurred.

Loan losses relating to our loans receivable portfolio were $98 million and $71 million in the three months ended March 31, 2016 and 2015, respectively, reflecting an increase of 38%. The increase in loan losses for the three months ended March 31, 2016 was due primarily to an increase in the loan receivable balance year-over-year and from additional reserves recorded in the current period due to changes in forecasted principal balance delinquency rates.

The total consumer loans receivable balance as of March 31, 2016 and March 31, 2015 was $4.0 billion and $3.6 billion, respectively, reflecting a year over year increase of 11%. The increase in consumer loans receivables was due to the growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option. The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	March 31,	March 31,
	2016	2015
Percentage of Loans Receivable with FICO scores > 680(1)	52%	52%
Percentage of Loans Receivable with FICO scores < 599(1)	11%	11%
Percent of Loans Receivable current	91%	91%
Percent of Loans Receivable > 90 days outstanding	4%	4%
Net charge off rate(2)	6.1%	6.1%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $79 million and $17 million at March 31, 2016 and March 31, 2015, respectively.
(2) Net charge off rate is the annualized ratio of net credit losses as a percentage of the average daily principal amount of consumer loans receivables balance during the period.

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. The total PayPal Working Capital advances and fees receivable ("Merchant Receivables") outstanding as of March 31, 2016 and March 31, 2015 was $488 million and $145 million, respectively, reflecting a year over year increase of 237%. The increase in merchant receivables was due to increased originations of our PayPal Working Capital product. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose limited credit risk. We assess a participating merchant’s PRM score on a recurring basis. At March 31, 2016 and December 31, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 638 and 634, respectively.

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

The following table provides information regarding the credit quality of our merchant receivables:

	March 31,	March 31,
	2016	2015
Percentage of Merchant Receivable with PRM scores > 630	66%	62%
Percentage of Merchant Receivable with PRM scores < 565	15%	16%
Percent of Merchant Receivable within original expected repayment period	76%	77%
Percent of Merchant Receivable > 90 days outstanding	8%	6%
Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loan losses.

Customer support and operations

Customer support and operations expenses increased by $47 million, or 19%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in the three months ended March 31, 2016 was due primarily to an increase in headcount and an increase in contractor related expenses to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform.

Sales and marketing

Sales and marketing expenses increased by $11 million, or 5%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in the three months ended March 31, 2016 was due primarily to higher marketing spend on advertising campaigns intended to enhance our global brand recognition.

Product development

Product development expenses increased by $10 million, or 5%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in the three months ended March 31, 2016 was due primarily to an increase in employee related expenses due primarily to acquisitions completed during 2015.

General and Administrative

General and administrative expenses increased $14 million, or 6%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in general and administrative expenses in the three months ended March 31, 2016 was due primarily to an increase in contractor related expenses incurred to operate as an independent public company offset by a decrease in expenses associated with regulatory matters recognized in the prior period.

Depreciation and Amortization

Depreciation and amortization expenses increased $34 million, or 24%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in the three months ended March 31, 2016 was due primarily to additional amortization expense for intangible assets. Amortization expense for intangible assets was $38 million and $19 million for the three months ended March 31, 2016 and 2015, respectively, reflecting a year over year increase of 100% due primarily to acquisitions completed during 2015. Additionally, in connection with the capitalization of PayPal in June 2015, we received a contribution of fixed assets from eBay, resulting in increased depreciation expense.

Restructuring
In January 2015, at a regular meeting of eBay’s Board of Directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed in the first half of 2015. Restructuring expenses were $48 million in the three months ended March 31, 2015. No restructuring expenses were recognized in the three months ended March 31, 2016.

Income Tax Expense

Our effective income tax rate was 13.5% and 20.6% for the three months ended March 31, 2016 and 2015, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2016 compared to the same period of the prior year was primarily the result of discrete tax adjustments.

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

We present non-GAAP financial measures to enhance an investor’s evaluation of our ongoing operating results and to facilitate meaningful comparisons of our results between periods. Management uses these non-GAAP financial measures to, among other things; evaluate our ongoing operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation.

We exclude the following items from non-GAAP net income, non-GAAP net income per diluted share, non-GAAP operating income, non-GAAP operating margin and non-GAAP effective tax rate:

•
Stock-based compensation expense and related employer payroll taxes. This consists of expenses for equity awards under our equity incentive plans. We exclude stock-based compensation expense from our non-GAAP measures primarily because they are non-cash expenses that management does not believe are reflective of ongoing operating results. The related employer payroll taxes are dependent on our stock price and the timing and size of exercises and vesting of equity awards, over which management has limited to no control, and as such management does not believe it correlates to the operation of our business.

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

	Three Months Ended March 31,
	2016	2015
	(In millions)
GAAP operating income	$407	$322
Stock-based compensation expense and related employer payroll taxes	96	82
Amortization of acquired intangible assets	34	16
Separation	—	5
Restructuring	—	48
Total non-GAAP operating income adjustments	130	151
Non-GAAP operating income	$537	$473
Non-GAAP operating margin	21%	22%

	Three Months Ended March 31,
	2016	2015
	(In millions)
GAAP income before income taxes	$422	$321
GAAP provision for income taxes	57	66
GAAP net income	365	255
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	130	151
Tax effect of non-GAAP adjustments	(43)	(46)
Non-GAAP net income	$452	$360

Non-GAAP net income per diluted share	$0.37	$0.29
Shares used in non-GAAP diluted share calculation(1)(2)	1,225	1,224

GAAP effective tax rate	14%	21%
Tax effect of non-GAAP adjustments to net income	4%	3%
Non-GAAP effective tax rate	18%	24%
(1) Non-GAAP net income per diluted share for the three months ended March 31, 2015 is based on the number of shares of PayPal common stock outstanding on the distribution date.
(2) Non-GAAP net income per diluted share for the three months ended March 31, 2016 is based on the weighted average number of common shares outstanding for the period.
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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash provided by operating activities	$738	$544
Less: Purchases of property and equipment	(133)	(194)
Free cash flow	$605	$350

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investment balances available as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In millions)
Cash, cash equivalents and available-for-sale investment securities(1)(2)	$6,358	$5,707
(1)Excludes assets related to customer accounts of $12.2 billion and $12.3 billion at March 31, 2016 and December 31, 2015, respectively.
(2) Excludes total restricted cash of $25 million and $26 million at March 31, 2016 and December 31, 2015, respectively, and cost method investments of $45 million and $26 million as of March 31, 2016 and December 31, 2015, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $5.0 billion as of March 31, 2016 and $4.2 billion at December 31, 2015, or 79% and 74% of our total cash, cash equivalents and investments as of those dates, respectively.

In July 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of March 31, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes .

As of March 31, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at March 31, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowings.

Loans under the Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2016, we had a total of $2.0 billion in cash withdrawals offsetting our $2.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the CSSF, we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds have been classified as cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2016 and represented 27% of European customer balances potentially available for corporate use by us as determined by applying financial regulations maintained by the CSSF. As of March 31, 2016, none of these funds had been utilized to extend credit. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

As of March 31, 2016, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in these condensed combined and consolidated financial statements included in this report, payments under these customer protection programs have ranged between 0.10% and 0.12% of TPV. Historical trends may not be an indication of future results. In addition, prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which are included as a reduction of transaction and loan losses. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice. During the first quarter of 2016, we repurchased approximately $596 million of our common stock under our stock repurchase program. As of March 31, 2016, a total of approximately $1.4 billion remained available for future repurchases of our common stock under our stock repurchase program.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 11—Commitments and Contingencies” to the condensed combined and consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional discussion of these and other risks facing our business.

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

Cash Flows

We designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. We have elected to present changes in funds receivable and customer accounts as cash flows from investing activities in our condensed combined and consolidated statements of cash flows based on the nature of the activity underlying our customer accounts which includes purchases of investments, maturities and sales of investments and changes in funds receivable and customer accounts. We have elected to conform the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability. See “Note 1—Overview and Summary of Significant Accounting Policies" in the notes to our condensed combined and consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information on the effects of the changes on the presentation of our statement of cash flows to our previously reported combined and consolidated statement of cash flows.

The following table summarizes our condensed combined and consolidated statement of cash flows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash provided by (used in):
Operating activities	$738	$544
Investing activities	325	(587)
Financing activities	113	239
Effect of exchange rates on cash and cash equivalents	14	(32)
Net increase/(decrease) in cash and cash equivalents	$1,190	$164

Operating Activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and loan losses and actual transaction losses paid, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization, stock-based compensation, and deferred tax expenses. The cash impact from actual transaction losses incurred during a period are reflected as a negative impact to changes in other current and non-current assets in cash from operating activities. The expenses recognized during the period for provision for loan losses are estimates of probable incurred losses on our PayPal Credit products for which the receivable has not been charged off. Actual charge offs of receivables related to our PayPal Credit products are reflected as a reduction in changes in principal loans receivable impacting investing activities and thus have no impact on cash from operating activities.

We generated cash from operating activities of $738 million in the three months ended March 31, 2016 due primarily to operating income of approximately $407 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $268 million during the three months ended March 31, 2016. Adjustments for non-cash expenses related to transaction and loan losses were approximately $255 million during the three months ended March 31, 2016. The cash generated from operating activities was negatively impacted by increases in accounts receivable of $22 million and changes in our operating assets and liabilities of $158 million primarily related to actual transaction losses paid during the period, timing of employee related costs, including bonus payments under our annual incentive award program, offset by a benefit from timing differences in funding deposits related to our Xoom business and other changes in our current assets and liabilities.

We generated cash from operating activities of $544 million in the three months ended March 31, 2015 due primarily to operating income of $322 million. Adjustments for non-cash charges in operating income increased during the three months ended March 31, 2015 compared to the same period of the prior year and included $178 million related to transaction and loan losses, $141 million related to depreciation and amortization and $79 million related to stock-based compensation. These adjustments were offset by an increase in working capital of $150 million.

Cash paid for income taxes in the three months ended March 31, 2016 and 2015 was $24 million and $5 million, respectively.

Investing Activities

The net cash provided by investing activities of $325 million in the three months ended March 31, 2016 was due primarily to maturities and sales of investments of $4.2 billion and decreases in funds receivable from customers and customer accounts of $492 million primarily due to classifying $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents. These net cash inflows were offset by purchases of investments of $4.1 billion and purchases of property and equipment of $133 million.

The net cash used in investing activities of $587 million in the three months ended March 31, 2015 was due primarily to purchases of investments of $2.4 billion, increases in funds receivable from customers and customer accounts of $527 million, purchases of property and equipment of $194 million and net cash outflows relating to receivables from eBay of $56 million. Purchases of property and equipment increased in the period due in part to the anticipated separation from eBay. These net cash outflows were offset by maturities and sales of investments of $2.6 billion.

Financing Activities

The net cash provided by financing activities of $113 million in the three months ended March 31, 2016 was due primarily to increases in funds payable and amounts due to customers of $738 million offset by the repurchase of $596 million of our common stock under our stock repurchase program.

The net cash provided by financing activities of $239 million in the three months ended March 31, 2015 was due primarily to increases in funds payable and amounts due to customers of $333 million, offset by repayments of borrowings from eBay of $119 million.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $605 million in the three months ended March 31, 2016, an increase of $255 million from the same period of the prior year. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $738 million offset by higher purchases of property and equipment of $133 million. Free cash flow generated during the three months ended March 31, 2016 was used for general business purposes.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The effect of currency exchange rates on cash and cash equivalents during the three months ended March 31, 2016 was a favorable impact of $14 million due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. The effect of currency exchange rates on cash and cash equivalents during the three months ended March 31, 2015 was an unfavorable impact of $32 million due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We are exposed to interest-rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed combined and consolidated balance sheet as customer accounts. We seek to reduce earnings volatility that may result from changes in interest rates.

As of March 31, 2016 and December 31, 2015, approximately 41% and 24% of our total cash and investment portfolio was held in cash and cash equivalents. The proportionate increase was primarily driven by an increase in cash and cash equivalents from the designation of $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the CSSF. For additional details related to our investment activities, please see “Note 7—Investments” to the condensed combined and consolidated financial statements included in this report.

The assets underlying the customer balances we hold on our condensed combined and consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of March 31, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable, which could have an adverse effect on our net earnings

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at March 31, 2016 and December 31, 2015.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed combined and consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 9—Derivative Instruments” to the condensed combined and consolidated financial statements included in this report.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at March 31, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign exchange forward contracts, before taxes, would have been approximately $370 million and $321 million lower, respectively. If the U.S. dollar strengthened by 20% at March 31, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign exchange forward contracts, before taxes, would have been approximately $370 million and $321 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $63 million and $136 million at March 31, 2016 and December 31, 2015, respectively, without considering the offsetting effect of hedging. Foreign exchange contracts in place as of March 31, 2016 would have positively impacted income before income taxes by approximately $67 million, resulting in a net positive impact of approximately $4 million. Foreign exchange contracts in place as of December 31, 2015 would have positively impacted income before income taxes by approximately $133 million, resulting in a net negative impact of approximately $3 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of March 31, 2016 and December 31, 2015, our cost method investments totaled $45 million and $26 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of March 31, 2016 and December 31, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

The information set forth under “Note 11 — Commitments and Contingencies — Litigation and Regulatory Matters” to the condensed combined and consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A:	Risk Factors

We are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, results of operations, financial condition, and future results and the trading price of our common stock. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015. Our risk factors, as well as our condensed combined and consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.
Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations.
Payments Regulation
In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. This license includes not only the PayPal branded products and services in these states, but also our Venmo branded products and services. Our subsidiary, Xoom, is also licensed as a money transmitter in certain U.S. states. As licensed money transmitters, PayPal and Xoom are subject to restrictions with respect to their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.
While we currently allow our customers with credit cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect our ability to grow our business in these markets. Of the markets whose residents can use our PayPal services, approximately 30 markets are in member states of the European Union. We provide our services to customers in the European Union through PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union, which can make compliance more costly and operationally difficult to manage.
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
In many of the other markets in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary that is based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and is designated as a holder of a stored value facility and does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution or otherwise.
We are also subject to regulation in other markets in which we do business and we have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where we provide our services.

There can be no assurance that we will be able to obtain any such licenses. Even if we were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing any products or services in a given market.
In many other countries it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through the local bank or otherwise prohibit us from doing business in a country. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services in, or could require significant and costly operational changes or prevent us from providing any products or services in a given market.

Privacy and Protection of User Data

We are subject to a number of laws, rules and directives (which we refer to as "privacy laws") relating to the collection, use, retention, security, processing and transfer (which we refer to as "process") of personally identifiable information about our customers and employees (sometimes called personal data) in the countries where we operate. Much of the personal information that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships. The European Court of Justice in the Schrems case has ruled that the U.S.-EU Safe Harbor framework clauses, one compliance method by which companies could transfer personal data regarding citizens of the European Union to the United States, could no longer be relied upon. The U.S. and EU authorities have agreed in principle on a replacement for Safe Harbor known as “Privacy Shield”. The Privacy Shield approach has not been fully ratified by all parties and we anticipate that there may be challenges to this initiative. PayPal has chosen to adopt EU model clauses published by the European Commission as a basis for the export of data from the EU to the U.S. for those parts of our business that had previously relied on Safe Harbor. In addition, because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a recent European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and which may even conflict with, those in Luxembourg.

Regulatory scrutiny of privacy, data protection, collection, use and sharing of data is increasing on a global basis. There is uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws can result in significant penalties and damage to our brand and business. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers. A determination that there have been violations of privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.

In addition, because of the large number of text messages, emails, phone calls and other communications we send or make to our customers for various business purposes, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act ("TCPA"), in the U.S., plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We have been, are, and may continue to be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the large number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

The EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR), which comes into effect in 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20M and includes new rights such as the “portability” of personal data.
We post on our websites our privacy policies and practices including concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Data protection, privacy and information security have become the subject of increasing public, media and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.

PayPal is not a bank or licensed lender in the United States and relies upon third parties to make loans and provide other products critical to our business.

As PayPal is neither a chartered financial institution nor licensed to make loans in any state, we rely on a third party chartered financial institution to issue the PayPal Credit consumer product in the U.S., and a different chartered financial institution to issue the PayPal Working Capital product in the U.S. Both of these chartered financial institutions are industrial banks chartered by the State of Utah. In the event of a termination or interruption in the ability of the chartered financial institution that currently issues the PayPal Credit consumer product in the U.S. to lend under the PayPal Credit consumer product, our chartered financial institution that issues the PayPal Working Capital product in the U.S. has agreed to take ownership of (and originate loans with respect to) all consumer accounts. Nevertheless, any termination or interruption of either bank’s ability to lend could result in the inability to originate any new PayPal Credit or PayPal Working Capital loans. In the event of either bank’s inability to lend, we would either need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all, and obtaining a bank charter or lending licenses would be a time-consuming and costly process and would subject us to additional laws and regulatory requirements, which could be burdensome and increase our costs. In addition, our commercial relationships with third parties which are federally supervised U.S. financial institutions could subject us to examination by their federal banking regulators with respect to certain services that we provide.

A recent judicial decision by the U.S. Second Circuit Court of Appeals, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after charge-off.  A petition to the United States Supreme Court to review the decision was filed on November 10, 2015 and is currently pending. The decision has resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of certain of our loans. Although the Madden decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like those that we rely on to issue our loan products in the United States. Although we believe the Madden case can be distinguished from the manner in which we offer our credit products, there can be no assurances as to the outcome of any potential litigation, or that the possible impact of such litigation will not have a material adverse impact on our business.

Our failure to manage our customer funds and the assets underlying our customer funds properly could harm our business.

Our ability to manage and account accurately for the assets underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. In March 2016, as approved by the Supervisory Board of our Luxembourg banking subsidiary and as permitted within regulations set forth by the CSSF, we have designated certain European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

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

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Authorization of plan in January 2016				$2,000
Period ended January 31, 2016	—	—	—	—
Period ended February 29, 2016	17	$35.27	596	(596)
Period ended March 31, 2016	—	—	—	—
Balance as of March 31, 2016	17		$596	$1,404
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	April 28, 2016
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Senior Vice President, Chief Financial Officer
Date:	April 28, 2016
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	April 28, 2016

INDEX TO EXHIBITS

Exhibit 10.01+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.