Form 10-Q
period 2016-06-30
PayPal Holdings, Inc.
filed 2016-07-26
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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

As of July 20, 2016, there were 1,206,918,019 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2016	December 31, 2015
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,018	$1,393
Short-term investments	2,939	2,018
Accounts receivable, net	167	137
Loans and interest receivable, net of allowances of $279 in 2016 and $233 in 2015	4,507	4,184
Funds receivable and customer accounts	13,034	12,261
Prepaid expenses and other current assets	792	655
Total current assets	23,457	20,648
Long-term investments	1,315	2,348
Property and equipment, net	1,412	1,344
Goodwill	4,069	4,069
Intangible assets, net	281	358
Other assets	97	114
Total assets	$30,631	$28,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169	$145
Funds payable and amounts due to customers	13,834	12,261
Accrued expenses and other current liabilities	1,181	1,179
Income taxes payable	39	32
Total current liabilities	15,223	13,617
Deferred tax liability and other long-term liabilities	1,591	1,505
Total liabilities	16,814	15,122
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,207 and 1,224 outstanding	—	—
Treasury stock at cost, 25 shares as of June 30, 2016	(896)	—
Additional paid-in-capital	13,305	13,100
Retained earnings	1,356	668
Accumulated other comprehensive income (loss)	52	(9)
Total equity	13,817	13,759
Total liabilities and equity	$30,631	$28,881
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share data)
	(Unaudited)
Net revenues	$2,650	$2,297	$5,194	$4,434
Operating expenses:
Transaction expense	810	634	1,562	1,209
Transaction and loan losses	255	185	510	363
Customer support and operations	318	278	614	527
Sales and marketing	250	234	483	456
Product development	209	202	404	387
General and administrative	261	215	492	432
Depreciation and amortization	176	150	351	291
Restructuring	—	1	—	49
Total operating expenses	2,279	1,899	4,416	3,714
Operating income	371	398	778	720
Other income (expense), net	9	1	24	—
Income before income taxes	380	399	802	720
Income tax expense	57	94	114	160
Net income	$323	$305	$688	$560

Net income per share:
Basic	$0.27	$0.25	$0.57	$0.46
Diluted	$0.27	$0.25	$0.56	$0.46

Weighted average shares:
Basic	1,210	1,218	1,213	1,218
Diluted	1,215	1,224	1,220	1,224
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
	(Unaudited)
Net income	$323	$305	$688	$560
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(5)	9	3	(24)
Unrealized gains (losses) on investments, net	9	(2)	21	(2)
Tax expense on unrealized gains (losses) on investments, net	(3)	—	(5)	—
Unrealized gains (losses) on hedging activities, net	79	(124)	43	(60)
Tax expense on unrealized gains (losses) on hedging activities, net	(1)	(1)	(1)	—
Other comprehensive income (loss), net of tax	79	(118)	61	(86)
Comprehensive income	$402	$187	$749	$474
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$688	$560
Adjustments:
Transaction and loan losses	510	363
Depreciation and amortization	350	291
Stock-based compensation	206	162
Deferred income taxes	88	92
Excess tax benefits from stock-based compensation	(32)	(16)
Premium received on sale of principal loans receivable held for sale	(12)	(30)
Changes in assets and liabilities:
Accounts receivable	(30)	(13)
Receivable from eBay	—	42
Changes in principal loans receivable held for sale, net	12	4
Accounts payable	22	38
Payable to eBay	—	(121)
Income taxes payable	37	35
Other assets and liabilities	(405)	(241)
Net cash provided by operating activities	1,434	1,166
Cash flows from investing activities:
Purchases of property and equipment	(334)	(425)
Proceeds from sales of property and equipment	—	11
Changes in principal loans receivable, net	(476)	408
Purchases of investments	(10,209)	(11,252)
Maturities and sales of investments	9,335	5,641
Acquisitions, net of cash acquired	(19)	(273)
Funds receivable and customer accounts	222	789
Notes and receivables from eBay	—	575
Net cash provided by (used in) investing activities	(1,481)	(4,526)
Cash flows from financing activities:
Proceeds from issuance of common stock	57	—
Purchases of treasury stock	(896)	—
Excess tax benefits from stock-based compensation	32	16
Contribution from eBay	—	3,829
Tax withholdings related to net share settlements of equity awards	(94)	—
Repayments under financing arrangements, net	(21)	(873)
Funds payable and amounts due to customers	1,579	774
Net cash provided by financing activities	657	3,746
Effect of exchange rate changes on cash and cash equivalents	15	(25)
Net increase in cash and cash equivalents	625	361
Cash and cash equivalents at beginning of period	1,393	2,201
Cash and cash equivalents at end of period	$2,018	$2,562
Supplemental cash flow disclosures:
Cash paid for interest	$2	$12
Cash paid for income taxes	$36	$31
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Overview and Organization
PayPal Holdings, Inc. ("PayPal," the "Company," "we," "us," or "our") was incorporated in Delaware in January 2015 and is a leading technology platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. We put our customers at the center of everything we do. We strive to increase our relevance for consumers, merchants, friends and family to access and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions. We also facilitate person to person payments through PayPal, Venmo and Xoom. Our combined payment solution capabilities, including our PayPal, PayPal Credit, Braintree, Venmo, and Xoom products, comprise our proprietary Payments Platform.
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

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our condensed combined and consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. As of the first quarter of 2016, our management did not

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allocate these operating expenses for internal financial reporting and general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016, these operating expenses were no longer reported as part of general and administrative expenses. These changes have no impact on the previously reported condensed combined and consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation.
The following table presents the effects of the changes on the presentation of operating expenses to the previously reported condensed combined and consolidated statement of income:

	Three Months Ended June 30, 2015
In millions	As Reported	Adjustments	Revised
Transaction expense	$634	—	$634
Transaction and loan losses	185	—	185
Customer support and operations	308	(30)	278
Sales and marketing	245	(11)	234
Product development	241	(39)	202
General and administrative	135	80	215
Depreciation and amortization	150	—	150
Restructuring	1	—	1
Total operating expenses	$1,899	—	$1,899

	Six Months Ended June 30, 2015
In millions	As Reported	Adjustments	Revised
Transaction expense	$1,209	—	$1,209
Transaction and loan losses	363	—	363
Customer support and operations	583	(56)	527
Sales and marketing	481	(25)	456
Product development	465	(78)	387
General and administrative	273	159	432
Depreciation and amortization	291	—	291
Restructuring	49	—	49
Total operating expenses	$3,714	—	$3,714

The accompanying condensed combined and consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees’ results of operations is included on other income (expense), net in our condensed combined and consolidated statement of income to the extent dividends are received. Our investment balance is included in long-term investments on our condensed consolidated balance sheet.
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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Customer accounts

We hold all customer balances (both in the U.S. and internationally) as direct claims against us which are reflected on our consolidated balance sheet as a liability classified as amounts due to customers. Various jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we use the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our condensed consolidated balance sheet. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers.

In March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. This is consistent with our strategy of diversifying funding sources for our credit business and neither represents a change in our credit business development strategy nor risk appetite. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent 20% of European customer balances potentially available for corporate use by the Company at June 30, 2016 as determined by applying financial regulations maintained by the CSSF. The remaining assets underlying the customer balances remain separately classified as customer accounts in our condensed consolidated balance sheet. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities and U.S. and foreign government and agency securities. See “Note 6—Funds Receivable and Customer Accounts” for additional information related to customer accounts. Due to the above approved plan, we have presented changes in funds receivable and customer accounts as cash flows from investing activities in our condensed combined and consolidated statements of cash flows based on the nature of the activity underlying our customer accounts. We have elected to conform the prior year statement of cash flows to the current period presentation to provide comparability.

The following table presents the effects of the changes on the presentation of the statement of cash flows to the previously reported cash flows from investing activities and cash flows from financing activities in the condensed combined statement of cash flows for the six months ended June 30, 2015. These changes have no impact on the previously reported total net cash flows:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2015
In millions	As Reported	Adjustments	Revised
Cash flows from investing activities:
Purchases of investments	(4,465)	(6,787)	(11,252)
Maturities and sales of investments	417	5,224	5,641
Funds receivable and customer accounts	—	789	789

Cash flows from financing activities:
Funds receivable and customer accounts	(774)	774	—

Net change	$(4,822)	—	$(4,822)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations and updated the guidance for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

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

In 2016, the FASB issued new accounting guidance to simplify the analysis for embedded derivatives. The new guidance clarifies that when assessing whether a contingent call or put option qualifies as a separate derivative from the host contract (e.g., the debt instrument), the nature of the exercise contingency would be excluded from the assessment. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are required to apply the new guidance on a modified retrospective basis to all existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2016, the FASB issued new accounting guidance on investments that qualify for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The new guidance eliminates the requirement for retrospective adjustment of the investment, results of operations and retained earnings as if the equity method had been in effect during all the

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

previous periods that the investment had been held. Instead, under the new guidance, the cost of acquiring the additional interest in the investee would be added to the current basis of the previously held interest and equity method accounting would be adopted as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. The guidance should be applied prospectively after adoption. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect our current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We are required to apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

Note 2 - Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2016 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2015 was based on the number of shares of PayPal common stock outstanding on July 17, 2015, the distribution date. On the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(1)	2016	2015(1)
(In millions, except per share amounts)
Numerator:
Net income	$323	$305	$688	$560
Denominator:
Weighted average shares of common stock - basic	1,210	1,218	1,213	1,218
Dilutive effect of equity incentive awards	5	6	7	6
Weighted average shares of common stock - diluted	1,215	1,224	1,220	1,224
Net income per share:
Basic	$0.27	$0.25	$0.57	$0.46
Diluted	$0.27	$0.25	$0.56	$0.46
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	11	2	8	2
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three and six months ended June 30, 2015 is calculated using the number of shares of common stock distributed on July 17, 2015.

Note 3 - Business Combinations

There were no acquisitions or divestitures completed in the three and six months ended June 30, 2016. During 2015, we completed four acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate amount of $1.4 billion as described in "Part IV, Item 15, Note 3—Business Combinations" in our Annual Report on Form 10-K for the year ended December 31, 2015. In the three months ended March 31, 2016, we finalized the allocation of the purchase consideration for Paydiant and Cyactive which did not result in any material changes to the allocation.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2016 (in millions):

	December 31, 2015	Goodwill Acquired	Adjustments	June 30, 2016
Total Goodwill	$4,069	$—	$—	$4,069

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$605	$(524)	$81	4	$605	$(501)	$104	4
Marketing related	197	(170)	27	3	197	(150)	47	3
Developed technologies	245	(190)	55	3	245	(176)	69	3
All other	243	(125)	118	5	243	(105)	138	5
Intangible assets, net	$1,290	$(1,009)	$281		$1,290	$(932)	$358

Amortization expense for intangible assets was $39 million and $23 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense for intangible assets was $77 million and $42 million for the six months ended June 30, 2016 and 2015, respectively.

Expected future intangible asset amortization as of June 30, 2016 was as follows (in millions):

Fiscal years:
Remaining 2016	$72
2017	101
2018	68
2019	23
2020	17
$281

Note 5 - Geographical Information

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net revenues:
U.S.	$1,407	$1,170	$2,750	$2,200
United Kingdom	318	286	625	563
Other Countries	925	841	1,819	1,671
Total net revenues	$2,650	$2,297	$5,194	$4,434

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In millions)
Long-lived assets:
U.S.	$1,329	$1,256
Other Countries	83	88
Total long-lived assets	$1,412	$1,344

Net revenues are attributed to U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross border transaction, may be earned from the countries in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the consumer or the merchant reside. Tangible long-lived assets for the three and six months ended June 30, 2016 and 2015 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 6 - Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$4,815	$5,245
Government and agency securities	5,209	4,305
Time deposits	504	830
Corporate debt securities	599	180
Funds receivable	1,907	1,701
Total funds receivable and customer accounts	$13,034	$12,261

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2016 and December 31, 2015, the estimated fair value of our investments classified as available for sale included within funds receivable and customer accounts was as follows:

	June 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$4,736	$1	$—	$4,737
Time deposits	504	—	—	504
Total	$5,240	$1	$—	$5,241

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$3,299	$—	$(1)	$3,298
Time deposits	830	—	—	830
Total	$4,129	$—	$(1)	$4,128

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed combined and consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. At June 30, 2016 and December 31, 2015, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.1 billion and $1.2 billion, respectively. In the three months ended June 30, 2016 and 2015, $18 million of net loss and $40 million of net gain from fair value changes were recognized in other income (expense), net on the condensed combined and consolidated statement of income. In the six months ended June 30, 2016 and 2015, $7 million and $21 million of net losses from fair value changes were recognized in other income (expense), net on the condensed combined and consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $1.3 billion as of June 30, 2016.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of June 30, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of June 30, 2016, we had no material investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the six months ended June 30, 2016 and 2015.

The estimated fair values of our investments classified as available for sale included within funds receivable and customer accounts by date of contractual maturity at June 30, 2016 were as follows:

June 30, 2016
(In millions)
One year or less	$5,014
One year through two years	227
Total	$5,241

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

At June 30, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term investments classified as available for sale was as follows:

	June 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	2,551	2	—	2,553
Government and agency securities	19	—	—	19
Time deposits	112	—	—	112
Long-term investments(1):
Corporate debt securities	1,246	4	(1)	1,249
Government and agency securities	10	—	—	10
Total(1)	$3,938	$6	$(1)	$3,943
(1) Excludes short-term restricted cash of $17 million and long-term restricted cash of $6 million.

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	2,000	—	(2)	1,998
Time deposits	2	—	—	2
Long-term investments(1):
Corporate debt securities	2,328	—	(14)	2,314
Total(1)	$4,330	$—	$(16)	$4,314
(1) Excludes short-term restricted cash of $18 million and long-term restricted cash of $8 million.

In the three months ended June 30, 2016, we elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed combined and consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. At June 30, 2016 the estimated fair value of our investments included within short term investments under the fair value option was $238 million. In the three months ended June 30, 2016, $15 million of net losses from fair value changes were recognized in other income (expense), net on the condensed combined and consolidated statement of income.

We have short-term restricted cash that we intend to use to support our global sabbatical program. In addition, in connection with the acquisition of Xoom, we have long-term restricted cash required as collateral by payment processors and for licensing rules in India.

As of June 30, 2016, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2016 and 2015.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at June 30, 2016 were as follows:

June 30, 2016
(In millions)
One year or less	$2,684
One year through two years	753
Two years through three years	434
Three years through four years	42
Four years through five years	24
Greater than five years	6
Total(1)	$3,943
(1) Excludes short-term restricted cash of $17 million and long-term restricted cash of $6 million.

Other Investments

We have cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. Our cost method investments totaled $50 million and $26 million as of June 30, 2016 and December 31, 2015, respectively. The increase in our cost method investments was due to new investments made in the six months ended June 30, 2016.

Note 8 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

Description	Balances at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$529	$—	$529
Short-term investments:
Restricted Cash	17	17	—
Corporate debt securities	2,553	—	2,553
Government and agency securities	257	—	257
Time deposits	112	—	112
Total short-term investments	$2,939	$17	$2,922
Funds receivable and customer accounts	6,912	—	6,912
Derivatives	204	—	204
Long-term investments:
Restricted Cash	6	6	—
Corporate debt securities	1,249	—	1,249
Government and agency securities	10	—	10
Total long-term investments	1,265	6	1,259
Total financial assets	$11,849	$23	$11,826
Liabilities:
Derivatives	$85	$—	$85

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description	Balances at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$406	$—	$406
Short-term investments:
Restricted Cash	18	18	—
Corporate debt securities	1,998	—	1,998
Time deposits	2	—	2
Total short-term investments	2,018	18	2,000
Funds receivable and customer accounts	6,978	—	6,978
Derivatives	97	—	97
Long-term investments:
Restricted Cash	8	8	—
Corporate debt securities	2,314	—	2,314
Total long-term investments	2,322	8	2,314
Total financial assets	$11,821	$26	$11,795
Liabilities:
Derivatives	$25	$—	$25

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

We did not have any transfers of financial instruments between valuation levels during the first six months of 2016 and 2015. As of June 30, 2016, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits and commercial paper.

We had total funds receivable and customer accounts of $13.0 billion and $12.3 billion as of June 30, 2016 and December 31, 2015, respectively, of which $6.3 billion and $5.3 billion was invested primarily in short-term investments and the remainder was held in cash and cash equivalents for the respective periods.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts and short term investments under the fair value option as further discussed in "Note 6—Funds Receivable and Customer Accounts" and "Note 7—Investments."

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the three and six months ended June 30, 2016 and 2015, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of June 30, 2016, we estimated that $85 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We have an additional foreign currency exposure management program whereby we use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which is offset by the gains and losses on the foreign exchange contracts.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2016 and December 31, 2015 was as follows:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$107	$59
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	97	38
Total derivative assets		$204	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$7	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	78	23
Total derivative liabilities		$85	$25

Net fair value of derivative instruments		$119	$72

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of June 30, 2016, the potential effect of rights of setoff associated with our foreign exchange contracts would be an offset to both assets and liabilities by $85 million, resulting in net derivative assets of $119 million and no derivative liabilities. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2016 and December 31, 2015, and the impact of designated derivative instruments on accumulated other comprehensive income for the six months ended June 30, 2016 and 2015:

	December 31, 2015	Amount of gain recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	June 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	84	41	$100

	December 31, 2014	Amount of gain recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	June 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$126	52	112	$66

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Combined and Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$9	$62	$41	$112
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	26	(11)	17	—
Total gain recognized from derivative contracts in the combined statement of income	$35	$51	$58	$112

The gains and losses related to foreign exchange contracts not designated as cash flow hedges are offset by the foreign currency gains and losses on our assets and liabilities recognized in “Other income (expense), net.”

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

	June 30, 2016	June 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,861	$1,514
Foreign exchange contracts not designated as hedging instruments	5,183	1,039
Total	$7,044	$2,553

Note 10 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution in the U.S. and are responsible for servicing functions related to all our credit products. During the six months ended June 30, 2016 and 2015, we purchased approximately $3.9 billion and $3.2 billion, respectively, in credit receivables. As part of the arrangement with an independent chartered financial institution in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. For this arrangement, we do not recognize gains or losses on the sale of the participation interest as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sold to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold which resulted in a gain reflected as net revenues in our condensed combined and consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees.

Consumer receivables

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2016, the total outstanding balance in our pool of consumer receivables was $4.2 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $0.9 billion. As of December 31, 2015, the total outstanding balance in our pool of consumer receivables was $4.0 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared equally based on participation interests held amongst all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at June 30, 2016 and December 31, 2015 were 684 and 686, respectively.

As of June 30, 2016 and December 31, 2015, approximately 53.2% and 53.6%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2016 and December 31, 2015, approximately 10.5% and 9.4%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of June 30, 2016 and December 31, 2015, approximately 90.3% and 90.1%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	June 30, 2016	December 31, 2015
	(In millions)
> 760	$567	$569
680 - 759	1,637	1,529
600 - 679	1,502	1,449
< 599	433	369
Total	$4,139	$3,916

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $84 million and $70 million at June 30, 2016 and December 31, 2015, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable:

June 30, 2016
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Consumer Receivables
$3,815	$181	$71	$156	$408	$4,223

December 31, 2015
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total Consumer Receivables
$3,593	$172	$66	$155	$393	$3,986

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past due. Bankrupt accounts are charged off 60 days after receipt of notification of bankruptcy. Past due loans receivable continue to accrue interest until such time they are charged off.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for six months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In Millions)
Balance as of January 1	$179	$32	$211	$158	$30	$188
Reclassification from loans receivable to loans held for sale	—	—	—	(22)	—	(22)
Provisions	179	49	228	127	34	161
Charge-offs	(157)	(51)	(208)	(127)	(40)	(167)
Recoveries	18	—	18	14	—	14
Balance as of June 30	$219	$30	$249	$150	$24	$174

The table above excludes receivables from other consumer credit products of $9 million and $8 million at June 30, 2016 and December 31, 2015, respectively, and allowances of $4 million and $1 million at June 30, 2016 and December 31, 2015, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses and the provisions for interest receivable is recognized in net revenues from other value added services as a reduction in revenue.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess the participating merchant’s PRM score on a recurring basis. At June 30, 2016 and December 31, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 637 and 630, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	June 30, 2016	December 31, 2015
	(In millions)
> 630	$364	$255
566-629	101	94
<565	90	72
Total	$555	$421

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. The fee is fixed at the time the advance is extended and recognized as deferred revenues in our condensed consolidated balance sheet. Advances plus the fixed fee are repaid through a fixed percentage of the merchant's future payment

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

volume that PayPal processes. The fixed fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10% of the original amount advanced plus the fixed fee must be repaid every 90 days. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. We charge off the receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the updated repayment period is 365 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days. The total PayPal Working Capital advances and fees receivable outstanding as of June 30, 2016 and December 31, 2015 were approximately $555 million and $421 million, respectively.

The following tables present our estimate of the principal amount of PayPal Working Capital advances and fees receivable past their original expected repayment period. In the three months ended June 30, 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

June 30, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total Merchant Receivables
$474	$29	$16	$26	$10	$81	$555

December 31, 2015
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total Merchant Receivables
$367	$24	$13	$15	$2	$54	$421

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the period indicated:

	June 30, 2016			June 30, 2015
	PayPal Working Capital Advances	Fees Receivable	Total Allowance	PayPal Working Capital Advances	Fees Receivable	Total Allowance
	(In millions)
Balance as of January 1	$19	$3	$22	$6	$1	$7
Provisions	17	1	18	10	1	11
Charge-offs	(14)	(2)	(16)	(6)	(1)	(7)
Recoveries	2	—	2	1	—	1
Balance as of June 30	$24	$2	$26	$11	$1	$12

The provision for loan losses relating to our PayPal Working Capital advances is recognized in transaction and loan losses and the provisions for fees receivable is recognized in deferred revenues in our condensed consolidated balance sheet as a reduction in deferred revenue.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Commitments and Contingencies

Commitments

As of June 30, 2016, approximately $38.1 billion of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

In the third quarter of 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of June 30, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at June 30, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2016. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In millions)
Maximum potential exposure	$116,639	$109,496

The following table provides the amount of allowance for transaction losses related to our protection programs as of June 30, 2016 and December 31, 2015:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In millions)
Allowance for transaction losses	$192	$185

Note 12 - Related Party Transactions

As of June 30, 2016, there were no material amounts payable to or amounts receivable from related parties. All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. For all periods subsequent to the distribution, there were no material related party transactions.

Prior to the distribution, our business comprised the Payments segment of eBay and thus our transactions with eBay were considered related party transactions. In connection with the separation, we entered into a separation and distribution agreement as well as various other agreements that govern our relationships with eBay going forward, including an operating agreement, transition services agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement and colocation services agreements. Information included in this Note 12 with respect to eBay is strictly limited to our related party transactions with eBay prior to the separation (i.e., periods up to July 17, 2015). Following separation, transactions with eBay represent third-party transactions on an arms-length basis.

We earned net revenues of $28 million from eBay and its subsidiaries during the three months ended June 30, 2015. We earned net revenues of $56 million from eBay and its subsidiaries during the six months ended June 30, 2015.

Prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual transaction losses associated with customer-filed claims as well as an allocation of salary-related expenses for our customer support teams working on customer claims and disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three and six months ended June 30, 2015 were $12 million and $22 million, respectively, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection programs during the three and six months ended June 30, 2015 was $6 million and $11 million, respectively, and were included as a reduction to customer support and operations and general and administrative expenses in our condensed combined statement of income. Following the distribution, eBay's customer protection programs are no longer administered by us, and therefore these costs are no longer reimbursed by eBay.

Prior to the distribution, we incurred user acquisition fees from eBay on payment volume which we processed from purchases made on eBay’s platform. User acquisition fees during the three and six months ended June 30, 2015 were $30 million and $60 million, respectively. Following the distribution, pursuant to the operating agreement, we incur referral services fees from eBay based on a fixed rate per new user.

Prior to the distribution, these condensed combined and consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. These expenses allocated to us by eBay are based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $143 million and $303 million for the three and six months ended June 30, 2015, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice.

The stock repurchase activity under our stock repurchase program during the six months ended June 30, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Authorization of plan in January 2016				$2,000
Repurchases of shares of common stock for three months ended March 31, 2016	17	$35.27	596	(596)
Repurchases of shares of common stock for three months ended June 30, 2016	8	38.67	$300	$(300)
Balance as of June 30, 2016	25		$896	$1,104
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 14 - Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity of our employees under our equity incentive plans for the six months ended June 30, 2016:

Options
(In thousands)
Outstanding at January 1, 2016	6,008
Granted	124
Exercised	(731)
Forfeited/expired/canceled	(165)
Outstanding at June 30, 2016	5,236

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2016 was $8.79 per share. The weighted average exercise price of stock options granted during the six months ended June 30, 2016 was $36.32 per share.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity

The following table summarizes the restricted stock units granted under our equity incentive plans for the six months ended June 30, 2016:

Units
(In thousands)
Outstanding at January 1, 2016	28,005
Awarded	11,209
Vested	(7,552)
Forfeited	(1,646)
Outstanding at June 30, 2016	30,016
Expected to vest	25,021

The weighted average grant-date fair value of restricted stock units granted during the six months ended June 30, 2016 was $39.17 per share.

Performance-Based Restricted Stock Units (PBRSUs)

In the first quarter of 2016, we granted PBRSUs under PayPal's 2015 Equity Incentive Award Plan to officers and certain employees providing services to the Company. PBRSUs are equity awards that may be earned based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the product of the initial target number of PBRSUs multiplied by a performance factor based on measurements of the Company’s performance against pre-established performance metrics over a predefined performance period. Over the performance period, the number of PBRSUs that will be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. As of June 30, 2016, 1.8 million PBRSUs were outstanding which is based on the Company's best estimate of the number of PBRSUs that will vest over the performance period.

Stock-based Compensation Expense

Prior to the separation, we were charged by eBay for stock-based compensation expense related to our direct employees. eBay allocated to us costs of certain employees of eBay (including stock-based compensation) who provided general and administrative services on our behalf. Following the separation, we record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values. Beginning in the first quarter of 2016, we started granting restricted stock units that vest in equal annual installments over a period of three years, subject to the employees' continuing service. Previously our restricted stock units granted to eligible employees under our equity incentive plans vested in equal annual installments over a period of four years, subject to the employees' continuing service.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact on our results of operations of recording stock-based compensation expense under eBay's and PayPal's equity incentive plans for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Customer support and operations	$22	$15	$40	$28
Sales and marketing	22	11	38	24
Product development	35	35	68	64
General and administrative	33	21	60	43
Depreciation and amortization	1	2	2	4
Total stock-based compensation expense	$113	$84	$208	$163

Capitalized as part of internal use software and website development costs	$4	$2	$6	$4

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

Our effective tax rate for the three months ended June 30, 2016 was 15%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates. Our effective tax rate for the six months ended June 30, 2016 was 14%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates.

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

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive loss for the three months ended June 30, 2016:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance as of March 31, 2016	$21	$(4)	$(45)	$1	$(27)
Other comprehensive income (loss) before reclassifications	88	9	(5)	(4)	88
Amount of gain reclassified from accumulated other comprehensive income	9	—	—	—	9
Net current period other comprehensive income	79	9	(5)	(4)	79
Ending balance as of June 30, 2016	$100	$5	$(50)	$(3)	$52

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance as of March 31, 2015	$190	$—	$(49)	$1	$142
Other comprehensive income (loss) before reclassifications	(62)	(2)	9	(1)	(56)
Amount of gain reclassified from accumulated other comprehensive income	62	—	—	—	62
Net current period other comprehensive income	(124)	(2)	9	(1)	(118)
Ending balance as of June 30, 2015	$66	$(2)	$(40)	$—	$24

The following table summarizes the changes in accumulated balances of other comprehensive loss for the six months ended June 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance as of December 31, 2015	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	84	18	3	(6)	99
Amount of gain (loss) reclassified from accumulated other comprehensive income	41	(3)	—	—	38
Net current period other comprehensive income	43	21	3	(6)	61
Ending balance as of June 30, 2016	$100	$5	$(50)	$(3)	$52

The following table summarizes the changes in accumulated balances of other comprehensive loss for the six months ended June 30, 2015:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
	(In millions)
Beginning balance as of December 31, 2014	$126	$—	$(16)	$110
Other comprehensive income (loss) before reclassifications	52	(2)	(24)	26
Amount of gain reclassified from accumulated other comprehensive income	112	—	—	112
Net current period other comprehensive income	(60)	(2)	(24)	(86)
Ending balance as of June 30, 2015	$66	$(2)	$(40)	$24
The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2016	2015
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$9	$62	Net revenues
Unrealized losses on investments	$—	$—	Other income (expense), net
	$9	$62	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$9	$62	Net income

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2016	2015
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$41	$112	Net revenues
Unrealized losses on investments	$(3)	$—	Other income (expense), net
	$38	$112	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$38	$112	Net income

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I— Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and, to the extent inconsistent, superseded by some of the information in the risk factors set forth below in Part II— Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed combined and consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed combined and consolidated financial statements and the related notes that appear elsewhere in this report.

The Separation from eBay Inc.

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

Information security risks for global payments and technology companies have significantly increased in recent years. Although we are not aware of any material impacts relating to cyber-attacks or other information security breaches on our Payments Platform, there can be no assurance that we are immune to these risks and will not suffer such losses in the future. See “Risk Factors—Our business is subject to cyberattacks and security and privacy breaches” described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations. Brexit could adversely affect U.K., European and worldwide economic and market conditions and could contribute to instability in regional or global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help minimize the impact from foreign currency rate movements. For the three months ended June 30, 2016 and 2015, net revenues generated from our U.K. operations constituted 12% of total net revenues. For the six months ended June 30, 2016 and 2015, net revenues generated from our U.K. operations constituted 12% and 13%, respectively, of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues. For additional information on how Brexit could affect our business, see Part II, Item 1A—Risk Factors—“The United Kingdom’s departure from the European Union could adversely affect us.”

Overview of Results of Operations

The following table provides a summary of our combined and consolidated GAAP financial measures for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Net revenues	$2,650	$2,297	15%	$5,194	$4,434	17%
Operating expenses	2,279	1,899	20%	4,416	3,714	19%
Operating income	371	398	(7)%	778	720	8%
Operating margin	14%	17%	**	15%	16%	**
Income tax expense	57	94	(39)%	114	160	(29)%
Effective tax rate	15%	24%	**	14%	22%	**
Net income	$323	$305	6%	$688	$560	23%
Net income per diluted share(1)(2)	$0.27	$0.25	7%	$0.56	$0.46	23%
(1) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three and six months ended June 30, 2015 is calculated using the number of common shares distributed on the distribution date.
(2) Basic and diluted net income per share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period.
** Not Meaningful

Three months ended June 30, 2016 and 2015

Net revenues increased $353 million, or 15%, in the three months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below under "Net Revenues") of 28% compared to the same period of the prior year. Growth in TPV and net revenues were impacted by TPV and revenue earned in the current period from our acquisition of Xoom. The growth in revenue in the three months ended June 30, 2016 was negatively impacted by $57 million of additional revenue earned in the same period of the prior year related to our credit program agreement with Synchrony Financial (formerly GE Capital Retail Bank) and the gain of $26 million recognized on the initial sale of approximately $708 million in certain consumer loans receivable which was completed in the same period of the prior year.

Operating expenses increased $380 million, or 20%, in the three months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, transaction and loan losses, general and administrative expense and customer support and operations. The increases in general and administrative expense and customer support and operations were due primarily to higher expenses incurred to operate as an independent public company. Growth in operating expenses were also impacted by expenses incurred in the current period related to our acquisition of Xoom.

Operating income decreased $27 million, or 7%, in the three months ended June 30, 2016 compared to the same period of the prior year. Our operating margin was 14% and 17% in the three months ended June 30, 2016 and 2015, respectively. Operating income and operating margin decreased primarily due to additional revenue that was earned in the same period of the prior year, as described above.

Net income increased by $18 million, or 6%, in the three months ended June 30, 2016 compared to the same period of the prior year. The increase in net income was attributable to a decrease in income tax expense of $37 million and an increase in other income (expense), net of $8 million offset by a decrease in operating income of $27 million. For the three months ended June 30, 2016, our diluted net income per share was $0.27, a $0.02 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $696 million for the three months ended June 30, 2016, compared to $622 million for the three months ended June 30, 2015.

Six months ended June 30, 2016 and 2015

Net revenues increased $760 million, or 17%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below under "Net Revenues") of 28% compared to the same period of the prior year. Growth in TPV and revenue were impacted by TPV and revenue earned in the current period from our acquisition of Xoom. The increase in net revenues in the six months ended June 30, 2016 was offset, to a lesser extent than in the three months ended June 30, 2016, by the additional revenue that was earned in the same period of the prior year, as described above under "Three months ended June 30, 2016 and 2015."

Operating expenses increased $702 million, or 19%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily due to an increase in transaction expense, transaction and loan losses, customer support and operations, general and administrative expense and depreciation and amortization, partially offset by a decrease in restructuring expense recognized in the prior year. The increases in general and administrative expense and customer support and operations were due primarily to higher expenses incurred to operate as an independent public company. Growth in operating expenses were also impacted by expenses incurred in the current period related to our acquisition of Xoom.

Operating income increased $58 million, or 8%, in the six months ended June 30, 2016 compared to the same period of the prior year. Our operating margin was 15% and 16% in the six months ended June 30, 2016 and 2015, respectively. Operating income increased primarily due to the increase in net revenues, a decrease in restructuring expenses recognized in the six months ended June 30, 2015 and other operating efficiencies. Operating margin decreased primarily due to additional revenue that was earned in the same period of the prior year, as described above under "Three months ended June 30, 2016 and 2015."

Net income increased by $128 million, or 23%, in the six months ended June 30, 2016 compared to the same period in the prior year. The increase in net income was attributable to an increase in operating income of $58 million, an increase in other income, net of $24 million and a decrease in income tax expense of $46 million. For the six months ended June 30, 2016, our diluted net income per share was $0.56, a $0.10 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $1.4 billion for the six months ended June 30, 2016, compared to $1.2 billion for the six months ended June 30, 2015.

Non-GAAP financial measures

The following table provides a summary of our combined and consolidated non-GAAP financial measures for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Non-GAAP operating income	$528	$520	2%	$1,065	$993	7%
Non-GAAP operating margin	20%	23%	**	21%	22%	**
Non-GAAP income tax expense	$101	$113	(11)%	$201	$225	(11)%
Non-GAAP net income	$436	$408	7%	$888	$768	16%
Non-GAAP net income per diluted share(1)(2)	$0.36	$0.33	8%	$0.73	$0.63	16%
Free cash flow	$495	$391	27%	$1,100	$741	48%
(1) Non-GAAP net income per diluted share for the three and six months ended June 30, 2015 is calculated using the number of shares of PayPal common stock distributed on the distribution date.
(2) Non-GAAP net income per diluted share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period.
** Not Meaningful

Non-GAAP operating income, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share and free cash flow are not financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For information on how we compute these non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP, please refer to “Non-GAAP Financial Information” below.

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended June 30, 2016 and 2015, we generated approximately 47% and 49% of our net revenues from customers domiciled outside of the United States, respectively. In the six months ended June 30, 2016 and 2015, we generated approximately 47% and 50% of our net revenues from customers domiciled outside of the United States, respectively. Other than the United States, the United Kingdom was the only country where we generated more than 10% of total net revenues in the three and six months ended June 30, 2016 and 2015. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries as discussed under “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” as described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and, to the extent inconsistent, superseded in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three and six months ended June 30, 2016 and three and six months ended June 30, 2015, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(25)	$(72)
Hedging impact	9	41
Unfavorable impact to net revenues	(16)	(31)
Favorable impact to operating expense	11	41
Unfavorable impact to operating income	$(5)	$10

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(148)	$(278)
Hedging impact	62	112
Unfavorable impact to net revenues	(86)	(166)
Favorable impact to operating expense	84	159
Unfavorable impact to operating income	$(2)	$(7)

While we enter into foreign currency exchange contracts to minimize the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the effects of this exposure.
Additionally, in connection with our services in multiple currencies, we generally set our foreign exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set our foreign exchange rates. Given that we also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign exchange exposure management program whereby we use foreign exchange contracts to offset the impact of currency exchange rate movements on our assets and liabilities.  The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which are offset by the gains and losses on the foreign exchange contracts. These foreign exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

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

Net revenue analysis

The components of our net revenue for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Transaction revenues	$2,323	$1,970	18%	$4,561	$3,884	17%
Other value-added services	327	327	—%	633	$550	15%
Net revenues	$2,650	$2,297	15%	$5,194	$4,434	17%

Transaction revenue grew by $353 million, or 18%, for the three months ended June 30, 2016 and $677 million or 17%, for the six months ended June 30, 2016, in each case compared to the same period in the prior year. The increase in transaction revenues in the three and six months ended June 30, 2016 was due primarily to the growth in TPV and the growth in total number of payment transactions on our Payments Platform, both of which were due to increased engagement from our customers and growth from our Braintree products. Transaction revenue for both the three and six months ended June 30, 2016 includes additional revenue from our acquisition of Xoom for which there was no revenue in the same periods of the prior year. Gains and losses from our foreign currency exchange contracts recognized as a component of transaction revenues in the three and six months ended June 30, 2016 were $9 million and $41 million, respectively, compared to $62 million and $112 million in the three and six months ended June 30, 2015, respectively. Refer to "Note 9-Derivative Instruments" for additional information on our foreign currency exposure management program.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Active customer accounts[1]	188	169	11%	188	169	11%
Number of payment transactions[2]	1,448	1,161	25%	2,862	2,284	25%
Payment transactions per active account[3]	29.4	26.1	13%	29.4	26.1	13%
Total TPV[4]	$86,208	$67,482	28%	$167,264	$130,503	28%
Percent of cross-border TPV	22%	22%	—%	23%	22%	5%
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

The growth in transaction revenues was lower than both the growth in TPV and the growth in payment transactions for the three and six months ended June 30, 2016 due to a higher portion of person-to-person ("P2P") transactions, primarily from our PayPal P2P and Venmo products for which we earn lower rates, and a higher portion of TPV generated by large merchants who generally pay lower rates on higher transaction volume. The percentage of TPV generated by large merchants increased two percentage points in the three and six months ended June 30, 2016, respectively. The impact of changes in prices charged to our customers did not significantly impact revenue growth in the three and six months ended June 30, 2016.

In the three months ended June 30, 2016, growth in net revenues from other value-added services was flat compared to the same period in the prior year. In the six months ended June 30, 2016, net revenues from other value-added services increased $83 million or 15%. Growth in net revenues from other value-added services in the three and six months ended June 30, 2016 was negatively impacted by additional revenue earned in the prior year related to our credit program agreement with Synchrony Financial (formerly GE Capital Retail Bank) of $57 million and the gain recognized of $26 million on the initial sale of approximately $708 million in certain consumer loans receivable which was completed in the same period of the prior year.

Operating Expenses

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our condensed combined and consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. Our management no longer allocates these operating expenses for internal financial reporting purposes or general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016 these operating expenses were reported as part of general and administrative expenses. These changes have no impact on the previously reported condensed combined and consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1-Overview and Summary of Significant Accounting Policies" in the notes to the combined and consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on the effects of the changes on the presentation of operating expenses to our previously reported condensed combined and consolidated statement of income. Growth rates presented below are calculated based upon the reclassified prior period amounts.

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Transaction expense	$810	$634	28%	$1,562	$1,209	29%
Transaction and loan losses	255	185	38%	510	363	40%
Customer support and operations	318	278	14%	614	527	17%
Sales and marketing	250	234	7%	483	456	6%
Product development	209	202	3%	404	387	4%
General and administrative	261	215	21%	492	432	14%
Depreciation and amortization	176	150	17%	351	291	21%
Restructuring	—	1	**	—	49	**
Total operating expenses	$2,279	$1,899	20%	$4,416	$3,714	19%
Transaction expense rate[1]	0.94%	0.94%	**	0.93%	0.93%	**
Transaction and loan loss rate[2]	0.30%	0.27%	**	0.30%	0.28%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan loss by TPV.
** Not Meaningful

Transaction expense

Transaction expense increased by $176 million, or 28%, in the three months ended June 30, 2016 compared to the same period of the prior year. Transaction expense increased by $353 million, or 29%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in transaction expense in the three and six months ended June 30, 2016 was primarily attributable to an increase in TPV.

Our transaction expense rate in the three and six months ended June 30, 2016 was flat compared to the same periods of the prior year. Our transaction expense rate is impacted by funding mix and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally more costly than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. As we expand the availability or presentation of alternative funding sources to our customers, a change in funding mix could increase or decrease our transaction expense rate. Changes in funding mix did not have a material impact on our transaction expense rate for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 and 2015, approximately 2% of TPV was funded with PayPal Credit. For the three months ended June 30, 2016 and 2015, approximately 46% and 45% of TPV, respectively, was generated outside of the U.S. For the six months ended June 30, 2016 and 2015, approximately 45% and 46% of TPV, respectively, was generated outside of the U.S. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material in the three and six months ended June 30, 2016 or the three and six months ended June 30, 2015.

Transaction and loan losses

Prior to the distribution on July 17, 2015, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which were included as a reduction of transaction and loan losses. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three and six months ended June 30, 2015 were $12 million and $22 million, respectively. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, PayPal and eBay independently administers its own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred incremental costs associated with our customer protection programs following the distribution.

Transaction and loan losses increased by $70 million, or 38%, in the three months ended June 30, 2016 compared to the same period of the prior year. Transaction and loan losses increased by $147 million, or 40%, in the six months ended June 30, 2016 compared to the same period of the prior year.

Transaction losses were $157 million and $119 million in the three months ended June 30, 2016 and 2015, respectively. Transaction losses were $314 million and $226 million in the six months ended June 30, 2016 and 2015, respectively. The increases in transaction losses in the three and six months ended June 30, 2016 were primarily attributable to an increase in TPV and lower transaction losses in the prior period as a result of recoveries associated with transaction losses incurred on eligible eBay purchases. Our transaction loss rates in the three and six months ended June 30, 2016 increased compared to the same periods of the prior year due to recoveries in the prior period associated with transaction losses incurred on eligible eBay purchases.

Loan losses relating to our loans receivable portfolio were $98 million and $66 million in the three months ended June 30, 2016 and 2015, respectively, reflecting an increase of 48%. Loan losses relating to our loans receivable portfolio were $196 million and $137 million in the six months ended June 30, 2016 and 2015, respectively, reflecting an increase of 43%. The increase in loan losses for the three and six months ended June 30, 2016 compared to the same periods of the prior year was due primarily to an increase in the loan receivable balance year over year and additional reserves recorded in the current period due to increases to forecasted principal balance delinquency rates.

The total consumer loans receivable balance as of June 30, 2016 and June 30, 2015 was $4.2 billion and $3.1 billion, respectively, reflecting a year over year increase of 35%. The increase in consumer loans receivables was due to the growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option. The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	June 30,	June 30,
	2016	2015
Percentage of Loans Receivable with FICO scores > 680(1)	53.2%	54.2%
Percentage of Loans Receivable with FICO scores < 599(1)	10.5%	9.6%
Percent of Loans Receivable current	90.3%	90.0%
Percent of Loans Receivable > 90 days outstanding	3.7%	3.6%
Net charge off rate(2)	6.3%	5.8%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $84 million and $25 million at June 30, 2016 and June 30, 2015, respectively.
(2) Net charge off rate is the annualized ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. The total PayPal Working Capital advances and fees receivable ("merchant receivables") outstanding as of June 30, 2016 and June 30, 2015 was $555 million and $225 million, respectively, reflecting a year over year increase of 147%. The increase in merchant receivables was due to an increase in applicants using our PayPal Working Capital product. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. We assess a participating merchant’s PRM score on a recurring basis. At June 30, 2016 and June 30, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 637 and 634, respectively.
The determination of the number of days our merchant receivables are outstanding is based on the current expected repayment period of the advance and fixed fee as compared to an original expected repayment period. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. In the three months ended June 30, 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

The following table provides information regarding the credit quality of our merchant receivables:

	June 30,	June 30,
	2016	2015
Percentage of Merchant Receivable with PRM scores > 630	65.6%	65.3%
Percentage of Merchant Receivable with PRM scores < 565	16.2%	14.7%
Percent of Merchant Receivable within original expected repayment period(1)	85.4%	88.9%
Percent of Merchant Receivable > 90 days outstanding(1)	6.5%	3.6%
(1) Amounts in the prior periods were updated to reflect changes in our estimate of the original expected repayment period.
Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loan losses.

Customer support and operations

Customer support and operations expenses increased by $40 million, or 14%, in the three months ended June 30, 2016 compared to the same period of the prior year. Customer support and operations expenses increased by $87 million, or 17%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2016 was due primarily to an increase in employee related expenses and an increase in contractor related expenses to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform.

Sales and marketing

Sales and marketing expenses increased by $16 million, or 7%, in the three months ended June 30, 2016 compared to the same period of the prior year. Sales and marketing expenses increased by $27 million, or 6%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2016 was due primarily to higher marketing spend related to Xoom on advertising campaigns intended to enhance our global brand recognition.

Product development

Product development expenses increased by $7 million, or 3%, in the three months ended June 30, 2016 compared to the same period of the prior year. Product development expenses increased by $17 million, or 4%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2016 was due primarily to an increase in employee related expenses.

General and Administrative

General and administrative expenses increased $46 million, or 21%, in the three months ended June 30, 2016 compared to the same period of the prior year. General and administrative expenses increased $60 million, or 14%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in general and administrative expenses in the three and six months ended June 30, 2016 was due primarily to an increase in employee and contractor related expenses incurred to operate as an independent public company and regulatory matters. Also contributing to the increase in general and administrative expenses in the three and six months ended June 30, 2016 was general and administrative expenses incurred in the current periods related to our acquisition of Xoom.

Depreciation and Amortization

Depreciation and amortization expenses increased $26 million, or 17%, in the three months ended June 30, 2016 compared to the same period of the prior year. Depreciation and amortization expenses increased $60 million, or 21%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2016 was due primarily to additional amortization expense for intangible assets. Amortization expense for intangible assets was $39 million and $23 million for the three months ended June 30, 2016 and 2015, respectively, reflecting a year over year increase of 70% due primarily to acquisitions completed during 2015. Amortization expense for intangible assets was $77 million and $42 million for the six months ended June 30, 2016 and 2015, respectively, reflecting a year over year increase of 83% due primarily to acquisitions completed during 2015.

Restructuring
In January 2015, at a regular meeting of eBay’s Board of Directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed in the first half of

2015. Restructuring expenses were $1 million and $49 million in the three and six months ended June 30, 2015. No restructuring expenses were recognized in the three and six months ended June 30, 2016.

Income Tax Expense

Our effective income tax rate was 15% and 24% for the three months ended June 30, 2016 and 2015, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2016 compared to the same period of the prior year was due primarily to separation-related costs and other discrete tax adjustments.

Our effective income tax rate was 14% and 22% for the six months ended June 30, 2016 and 2015, respectively. The decrease in our effective income tax rate over the same period of the prior year was primarily due to separation-related costs and other discrete tax adjustments incurred during the six months ended June 30, 2015.

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts that creates differences between the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation S-K, the following portion of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
GAAP operating income	$371	$398	$778	$720
Stock-based compensation expense and related employer payroll taxes	122	89	218	171
Amortization of acquired intangible assets	35	20	69	36
Separation	—	9	—	14
Restructuring	—	1	—	49
Acquisition related transaction expense	—	3	—	3
Total non-GAAP operating income adjustments	157	122	287	273
Non-GAAP operating income	$528	$520	$1,065	$993
Non-GAAP operating margin	20%	23%	21%	22%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
GAAP income before income taxes	$380	$399	$802	$720
GAAP income tax expense	57	94	114	160
GAAP net income	323	305	688	560
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	157	122	287	273
Tax effect of non-GAAP adjustments	(44)	(19)	(87)	(65)
Non-GAAP net income	$436	$408	$888	$768

Non-GAAP net income per diluted share	$0.36	$0.33	$0.73	$0.63
Shares used in non-GAAP diluted share calculation(1)(2)	1,215	1,224	1,220	1,224

GAAP effective tax rate	15%	24%	14%	22%
Tax effect of non-GAAP adjustments to net income	4%	(2)%	4%	1%
Non-GAAP effective tax rate	19%	22%	18%	23%
(1) Non-GAAP net income per diluted share for the three and six months ended June 30, 2015 is calculated using the number of shares of PayPal common stock distributed on the distribution date.
(2) Non-GAAP net income per diluted share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net cash provided by operating activities	$696	$622	$1,434	$1,166
Less: Purchases of property and equipment	(201)	(231)	(334)	(425)
Free cash flow	$495	$391	$1,100	$741

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investment balances available as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In millions)
Cash, cash equivalents and available-for-sale investment securities(1)(2)	$6,199	$5,707
(1)Excludes assets related to customer accounts of $13.0 billion and 12.3 billion at June 30, 2016 and December 31, 2015, respectively.
(2) Excludes total restricted cash of $23 million and $26 million at June 30, 2016 and December 31, 2015, respectively, and cost method investments of $50 million and $26 million as of June 30, 2016 and December 31, 2015, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $4.9 billion as of June 30, 2016 and $4.2 billion at December 31, 2015, or 79% and 74% of our total cash, cash equivalents and investments as of those dates, respectively.

In July 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of June 30, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes .

As of June 30, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at June 30, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowings.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2016, we had a total of $1.8 billion in cash withdrawals offsetting our $1.8 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the CSSF, we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent 20% of European customer balances potentially available for corporate use by us at June 30, 2016 as determined by applying financial regulations maintained by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"). We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

As of June 30, 2016, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in these condensed combined and consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.17% and 0.19% of TPV. Historical trends may not be an indication of future results. In addition, prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which are included as a reduction of transaction and loan losses. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice. During the six months ended June 30, 2016, we repurchased approximately $896 million of our common stock under our stock repurchase program. As of June 30, 2016, a total of approximately $1.1 billion remained available for future repurchases of our common stock under our stock repurchase program.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A , Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 11—Commitments and Contingencies” to the condensed combined and consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional discussion of these and other risks facing our business.

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

Cash Flows

In March 2016, we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. We have elected to present changes in funds receivable and customer accounts as cash flows from investing activities in our condensed combined and consolidated statements of cash flows based on the nature of the activity underlying our customer accounts which includes purchases of investments, maturities and sales of investments and changes in funds receivable and customer accounts. We have elected to conform the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability. See “Note 1—Overview and Summary of Significant Accounting Policies" in the notes to our condensed combined and consolidated financial statements in Item 1 of Part I of this Form 10-Q for additional information on the effects of the changes on the presentation of our statement of cash flows to our previously reported combined and consolidated statement of cash flows.

The following table summarizes our condensed combined and consolidated statement of cash flows:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash provided by (used in):
Operating activities	$1,434	$1,166
Investing activities	(1,481)	(4,526)
Financing activities	657	3,746
Effect of exchange rates on cash and cash equivalents	15	(25)
Net increase/(decrease) in cash and cash equivalents	$625	$361

Operating Activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and loan losses and actual transaction losses paid, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization, stock-based compensation, and deferred tax expenses. The cash impact from actual transaction losses incurred during a period are reflected as a negative impact to changes in other current and non-current assets in cash from operating activities. The expenses recognized during the period for provision for loan losses are estimates of probable incurred losses on our PayPal Credit products for which the receivable has not been charged off. Actual charge offs of receivables related to our PayPal Credit products are reflected as a reduction in changes in principal loans receivable which are reflected as investing activities and thus have no impact on cash from operating activities.

We generated cash from operating activities of $1.4 billion in the six months ended June 30, 2016 due primarily to operating income of approximately $778 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $524 million during the six months ended June 30, 2016. Adjustments for non-cash expenses related to transaction and loan losses were approximately $510 million during the six months ended June 30, 2016. The cash generated from operating activities was negatively impacted by increases in accounts receivable of $30 million and changes in other assets and liabilities of $405 million primarily related to actual transaction losses paid during the period and timing differences in funding deposits related to our Xoom business.

We generated cash from operating activities of $1.2 billion in the six months ended June 30, 2015 due primarily to operating income of $720 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $437 million during the six months ended June 30, 2015. Adjustments for non-cash expenses related to transaction and loan losses were approximately $363 million during the six months ended June 30, 2015. The cash generated from operating activities was negatively impacted by net cash outflows related to settlement of payables and receivables with eBay of $79 million and changes in other assets and liabilities of $241 million primarily related to actual transaction losses paid during the period.

Cash paid for income taxes in the six months ended June 30, 2016 and 2015 was $36 million and $31 million, respectively.

Investing Activities

The net cash used in investing activities of $1.5 billion in the six months ended June 30, 2016 was due primarily purchases of investments of $10.2 billion, changes in principal loans receivable, net of $476 million and purchases of property and equipment of $334 million. These net cash outflows were offset by maturities and sales of investments of $9.3 billion and decreases in funds receivable from customers and customer accounts of $222 million partially due to classifying $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents.

The net cash used in investing activities of $4.5 billion in the six months ended June 30, 2015 was due primarily to purchases of investments of $11.3 billion, purchases of property and equipment of $425 million, acquisitions, net of cash acquired of $273 million. These net cash outflows were offset by maturities and sales of investments of $5.6 billion, increases in funds receivable from customers and customer accounts of $789 million, and net cash inflows relating to receivables from eBay of $575 million.

Financing Activities

The net cash provided by financing activities of $657 million in the six months ended June 30, 2016 was due primarily to increases in funds payable and amounts due to customers of $1.6 billion offset by the repurchase of $896 million of our common stock under our stock repurchase program.

The net cash provided by financing activities of $3.7 billion in the six months ended June 30, 2015 was due primarily to a contribution of approximately $3.8 billion of cash from eBay and increases in funds payable and amounts due to customers of $774 million offset by repayments of borrowings from eBay of $873 million.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $1.1 billion in the six months ended June 30, 2016, an increase of $359 million from the same period of the prior year. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $268 million and lower purchases of property and equipment of $91 million. Free cash flow generated during the six months ended June 30, 2016 was used for funding our credit portfolio and general business purposes.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The effect of currency exchange rates on cash and cash equivalents during the six months ended June 30, 2016 was a favorable impact of $15 million due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. The effect of currency exchange rates on cash and cash equivalents during the six months ended June 30, 2015 was an unfavorable impact of $25 million due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We are exposed to interest-rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts. We seek to reduce earnings volatility that may result from changes in interest rates.

As of June 30, 2016 and December 31, 2015, approximately 33% and 24% of our total cash and investment portfolio was held in cash and cash equivalents. The proportionate increase was primarily driven by an increase in cash and cash equivalents from the designation of $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers as approved by management and our Luxembourg banking subsidiary Supervisory Board in March 2016 and as permitted within regulations set forth by the CSSF. For additional details related to our investment activities, please see “Note 7—Investments” to the condensed combined and consolidated financial statements included in this report.

The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of June 30, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable, which could have an adverse effect on our net earnings.

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at June 30, 2016 and December 31, 2015.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign exchange forward contracts, before taxes, would have been approximately $349 million and $321 million lower, respectively. If the U.S. dollar strengthened by 20% at June 30, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign exchange forward contracts, before taxes, would have been approximately $349 million and $321 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $88 million and $136 million at June 30, 2016 and December 31, 2015, respectively, without considering the offsetting effect of hedging. Foreign exchange contracts in place as of June 30, 2016 would have positively impacted income before income taxes by approximately $88 million, resulting in a net positive impact of less than $1 million. Foreign exchange contracts in place as of December 31, 2015 would have positively impacted income before income taxes by approximately $133 million, resulting in a net negative impact of approximately $3 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of June 30, 2016 and December 31, 2015, our cost method investments totaled $50 million and $26 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of June 30, 2016 and December 31, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

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

The information set forth under “Note 11- Commitments and Contingencies, Litigation and Regulatory Matters” to the condensed combined and consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A:	Risk Factors

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, and future results and the trading price of our common stock. You should carefully read the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.  The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our Annual Report on Form 10-K. These risk factors, as well as our condensed combined and consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

Changes in how consumers fund their PayPal transactions could harm our business.
We pay significant transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, and nominal fees when consumers fund payment transactions from an existing PayPal account balance or through our PayPal Credit products. Our financial success is sensitive to changes in the rate at which our consumers fund payments using credit and debit cards (collectively, “payment cards”), which can significantly increase our costs. Despite our efforts to provide consumers with the opportunity to use their existing PayPal account balance to fund payment transactions, some of our consumers may prefer to use payment cards, especially if these payment cards offer functionality and benefits not associated with the use of their bank accounts. Some of our offerings, including the ability of consumers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than our basic product offering. An increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions by electronic transfer of funds from bank accounts or existing PayPal account balances, could materially and adversely affect our financial performance and significantly harm our business. Some of our plans to lower our funding costs, including our PayPal Credit products and enabling consumers to defer payment for a short period of time on some transactions, may increase the risk to us of nonpayment by consumers.
Negotiated arrangements with payment card networks and/or issuing banks, promoting greater choice and options for consumers to fund payment transactions could have an uncertain impact on our business. We recently announced that we have entered into a strategic partnership with Visa, Inc. ("Visa") to further expand our relationship with Visa in a way that will make it easier for merchants and consumers to choose to pay with Visa credit and debit cards. As part of the agreement, we will gain access to Visa’s tokenization services in the U.S. for in-store point-of-sale PayPal transactions. While we anticipate that this strategic partnership will result in an increase in the number of transactions and transaction volume that we process, we also anticipate that a greater percentage of customer transactions will be executed using a credit or debit card, which could increase our funding costs. If our transaction volume does not increase as expected, our business and results of operations could be adversely affected due to increased costs associated with our funding mix.

Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Payment card networks have or may impose special assessments for transactions that are executed through a “digital wallet” such as PayPal’s, and such fees could particularly impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income. We recently announced that we have entered into a strategic partnership with Visa, Inc. to further expand our relationship with Visa in a way that will make it easier for merchants and consumers to choose to pay with Visa credit and debit cards. During the term of the agreement,

Visa has agreed to not enact or impose any fees or rules solely targeted at PayPal.  Upon termination of the agreement, PayPal could become subject to special digital wallet fees or other special assessments.
In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa’s or MasterCard’s interchange fees and practices violate antitrust law. In the United States, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. In the European Union, the Multilateral Interchange Fee Regulation limits credit and debit interchange fees for payments and imposes business rules on card processing services. Any material reduction in credit or debit card interchange rates in the United States or other markets could adversely affect our competitive position against traditional credit and debit card service providers, and may subject us to pricing pressure, although it would also lower our costs. Future changes to those regulations could potentially adversely affect our business.
We are required by our processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants, and we have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. From time to time, the networks have alleged that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in material fines and penalties or require changes in our business practices that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their payment card to be charged. If we are unable to accept payment cards or are meaningfully limited in our ability to do so, our business would be adversely affected.
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
We incur substantial losses due to claims from consumers that merchants have not performed or that their goods or services do not match the merchant’s description. We seek to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. In addition, in the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods and subscriptions), we could be liable to the buyers of such goods or services, either through our buyer protection program or through chargebacks on payment cards used by customers to fund their payment. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may be insufficient.
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
The United Kingdom’s departure from the European Union could adversely affect us.
The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and may continue to do so in the future. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and euro, which in turn could adversely affect the companies and customers with which we do business, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
we could lose our ability for our EU operations to passport into the U.K. market through the banking license of PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg;

•	we could be required to obtain additional regulatory licensing to operate in the U.K. market, adding costs and potential inconsistency to our business;

•	we could lose our ability to rely on Luxembourg as our lead regulatory authority for certain aspects of our U.K. operations; and

•	we could also be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU.

Any of these effects of Brexit and others we cannot anticipate could adversely affect our business, results of operations, financial condition and cash flows.
Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations.
Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impacts key aspects of our business, please see Item I - “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our business is also subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy, payment services (including payment processing and settlement services), consumer protection, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

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

Payments Regulation
In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Venmo branded products and services. Our subsidiary, Xoom, is also licensed as a money transmitter in certain U.S. states. As licensed money transmitters, PayPal and Xoom are subject to restrictions with respect to their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.
While we currently allow our customers with credit cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect our ability to grow our business in these markets. Of the markets whose residents can use our PayPal services, almost 30 of them are in member states of the European Union. We provide our services to customers in the European Union through PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union, which can make compliance more costly and operationally difficult to manage.
In Australia, we serve our customers through PayPal Australia Pty. Ltd. (“PayPal Australia”), which is licensed by the Australian Securities and Investments Commission as a provider of a non-cash payment product and by the Australian Prudential Regulation Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the product disclosure, reporting, anti-money laundering, capital requirements, privacy, corporate governance or other requirements imposed on Australian depository institutions.
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
In many other countries it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through the local bank or otherwise prohibit us from doing business in a country. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services in, or could require significant and costly operational changes or prevent us from providing any products or services in a given market. For example, in June 2016, we suspended our operations in Turkey following cease and desist instructions from Turkey’s regulatory body, Bankacýlýk Düzenleme Ve Denetleme Kurumu (BDDK), following the BDDK’s rejection of our application for an e-money payments license.

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
PayPal (Europe) offers its services in European Union countries through a “passport” notification process through the Luxembourg regulator to regulators in other European Union member states pursuant to European Union Directives, and has completed the “passport” notification process in all European Union member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans for expanding our business in European Union countries. In addition, the countries that are members of the European Union may each have different and potentially inconsistent interpretations of regulations implementing the European Union Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 and will need to be implemented into national legislation by January 2018. The implementation of the PSD2 may negatively affect our business. Finally, if the assets of PayPal (Europe) exceed certain thresholds, or if the European Central Bank ("ECB") determines that PayPal (Europe) is a significant supervised entity or that some activity of PayPal (Europe) is subject to oversight by the ECB, PayPal (Europe) or certain of its activities could become directly regulated by the ECB in addition to the Luxembourg regulator, the Commission de Surveillance du Secteur Financier, as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.
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
U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and continue to be required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. The European Commission has proposed revisions to the Fourth Anti-Money Laundering Directive, which was recently approved by the European Parliament. The implementation of this directive and the recently-adopted regulation on information accompanying transfer of funds (commonly known as the Revised Wire Transfer Regulation) could make compliance more costly and operationally difficult to manage.
Privacy and Protection of User Data

We are subject to a number of laws, rules and directives (which we refer to as "privacy laws") relating to the collection, use, retention, security, processing and transfer (which we refer to as "process") of personally identifiable information about our customers and employees (which we refer to as "personal data") in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

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

In October 2015, the European Court of Justice ruled that the U.S.-EU Safe Harbor framework clauses, one compliance method by which companies could transfer personal data regarding citizens of the European Union to the United States, could no longer be relied upon. The U.S. and EU authorities have agreed in principle on a replacement for Safe Harbor known as “Privacy Shield”. The Privacy Shield approach has not been fully ratified by all parties and we anticipate that there may be challenges to this initiative. PayPal has chosen to adopt EU model clauses published by the European Commission as a basis for the export of data from the EU to the U.S. for those parts of our business that had previously relied on Safe Harbor. In addition, because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a recent European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and which may even conflict with, those in Luxembourg.

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

The EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation ("GDPR"), which comes into effect in 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis.
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

A recent judicial decision by the U.S. Second Circuit Court of Appeals, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the debt buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the debt buyer after charge-off.  A petition to the United States Supreme Court to review the decision was denied on June 27, 2016; the case will now be remanded to the lower court to be determined in accordance with the ruling of the Second Circuit. The decision has resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest in accordance with the terms of certain of our loans. Although the Madden decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like those that we rely on to issue our loan products in the United States. Although we believe the Madden case can be distinguished from the manner in which we offer our credit products, there can be no assurances as to the outcome of any potential litigation, or that the possible impact of such litigation will not have a material adverse impact on our business. Additionally, certain issues to be decided on remand in the Madden case, including those related to the choice of law provision for the loans, might alleviate some of the uncertainty related to the ruling.

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
We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We recently announced that we have entered into a strategic partnership with Visa, Inc. to further expand our relationship with Visa in a way that will make it easier for merchants and consumers to choose to pay with Visa credit and debit cards. As part of the agreement, we will gain access to Visa’s tokenization services in the US for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. As we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

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

The stock repurchase activity under our stock repurchase program during the six months ended June 30, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Authorization of plan in January 2016				$2,000
Period ended January 31, 2016	—	—	—	—
Period ended February 29, 2016	17	$35.27	$596	(596)
Period ended March 31, 2016	—	—	—	—
Period ended April 30, 2016	—	—	—	—
Period ended May 31, 2016	8	38.67	300	(300)
Period ended June 30, 2016	—	—	—	—
Balance as of June 30, 2016	25		$896	$1,104
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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	July 26, 2016
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Senior Vice President, Chief Financial Officer
Date:	July 26, 2016
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	July 26, 2016

INDEX TO EXHIBITS

Exhibit 10.01+*	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan
Exhibit 10.02+*	Amended and Restated PayPal Employee Incentive Plan
Exhibit 10.03
Amendment dated June 30, 2016, to the Operating Agreement by and between Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.

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
*  Filed as an exhibit to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2016 and incorporated herein by reference.