Form 10-Q
period 2016-09-30
PayPal Holdings, Inc.
filed 2016-10-25
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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

As of October 19, 2016, there were 1,206,645,916 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2016	December 31, 2015
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,369	$1,393
Short-term investments	3,719	2,018
Accounts receivable, net	187	137
Loans and interest receivable, net of allowances of $314 in 2016 and $233 in 2015	4,815	4,184
Funds receivable and customer accounts	13,320	12,261
Prepaid expenses and other current assets	751	655
Total current assets	24,161	20,648
Long-term investments	1,339	2,348
Property and equipment, net	1,451	1,344
Goodwill	4,068	4,069
Intangible assets, net	245	358
Other assets	92	114
Total assets	$31,356	$28,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$174	$145
Funds payable and amounts due to customers	14,120	12,261
Accrued expenses and other current liabilities	1,272	1,179
Income taxes payable	50	32
Total current liabilities	15,616	13,617
Deferred tax liability and other long-term liabilities	1,548	1,505
Total liabilities	17,164	15,122
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,206 and 1,224 outstanding	—	—
Treasury stock at cost, 26 shares as of September 30, 2016	(945)	—
Additional paid-in-capital	13,419	13,100
Retained earnings	1,679	668
Accumulated other comprehensive income (loss)	39	(9)
Total equity	14,192	13,759
Total liabilities and equity	$31,356	$28,881
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share data)
	(Unaudited)
Net revenues	$2,667	$2,258	$7,861	$6,692
Operating expenses:
Transaction expense	830	651	2,392	1,860
Transaction and loan losses	271	201	781	564
Customer support and operations	325	284	939	811
Sales and marketing	233	226	716	682
Product development	215	197	619	584
General and administrative	261	216	753	648
Depreciation and amortization	184	153	535	444
Restructuring	—	—	—	49
Total operating expenses	2,319	1,928	6,735	5,642
Operating income	348	330	1,126	1,050
Other income (expense), net	12	20	36	20
Income before income taxes	360	350	1,162	1,070
Income tax expense	37	49	151	209
Net income	$323	$301	$1,011	$861

Net income per share:
Basic	$0.27	$0.25	$0.83	$0.71
Diluted	$0.27	$0.25	$0.83	$0.70

Weighted average shares:
Basic	1,207	1,221	1,211	1,221
Diluted	1,214	1,227	1,218	1,227
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
	(Unaudited)
Net income	$323	$301	$1,011	$861
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	1	(9)	4	(33)
Unrealized gains (losses) on investments, net	(3)	(6)	18	(8)
Tax (expense) benefit on unrealized gains (losses) on investments, net	1	1	(4)	1
Unrealized gains (losses) on hedging activities, net	(13)	(7)	30	(67)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	1	—	—	—
Other comprehensive income (loss), net of tax	(13)	(21)	48	(107)
Comprehensive income	$310	$280	$1,059	$754
The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,011	$861
Adjustments:
Transaction and loan losses	781	564
Depreciation and amortization	535	444
Stock-based compensation	313	256
Deferred income taxes	71	87
Excess tax benefits from stock-based compensation	(36)	(24)
Gain on sale of principal loans receivable held for sale, net	(17)	(35)
Changes in assets and liabilities:
Accounts receivable	(50)	(98)
Receivable from eBay	—	121
Changes in principal loans receivable held for sale, net	17	9
Accounts payable	28	2
Payable to eBay	—	(217)
Income taxes payable	51	75
Other assets and liabilities	(469)	(227)
Net cash provided by operating activities	2,235	1,818
Cash flows from investing activities:
Purchases of property and equipment	(517)	(558)
Proceeds from sales of property and equipment	—	26
Changes in principal loans receivable, net	(884)	(146)
Purchases of investments	(16,984)	(17,253)
Maturities and sales of investments	14,614	11,003
Acquisitions, net of cash acquired	(19)	(283)
Funds receivable and customer accounts	620	314
Notes and receivables from eBay	—	575
Net cash used in investing activities	(3,170)	(6,322)
Cash flows from financing activities:
Proceeds from issuance of common stock	58	36
Purchases of treasury stock	(945)	—
Excess tax benefits from stock-based compensation	36	24
Contribution from eBay	—	3,858
Tax withholdings related to net share settlements of equity awards	(95)	(7)
Repayments under financing arrangements, net	(21)	(877)
Funds payable and amounts due to customers	1,862	1,190
Net cash provided by financing activities	895	4,224
Effect of exchange rate changes on cash and cash equivalents	16	(41)
Net change in cash and cash equivalents	(24)	(321)
Cash and cash equivalents at beginning of period	1,393	2,201
Cash and cash equivalents at end of period	$1,369	$1,880
Supplemental cash flow disclosures:
Cash paid for interest	$3	$14
Cash paid for income taxes	$43	$56
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
For periods prior to the capitalization, the condensed combined financial statements include expenses associated with real estate and information technology that were previously allocated to the payments business of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses that were incurred by eBay were allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The condensed combined financial statements also include certain assets and liabilities that were historically held at the eBay corporate level, but which are specifically identifiable and attributable to us. The condensed combined and consolidated financial position, results of operations and cash flows of PayPal, prior to the distribution, may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future. All intercompany transactions and accounts have been eliminated. Transactions between the Company and eBay are included in these condensed combined and consolidated financial statements for all periods presented.

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our condensed combined and consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expense, sales and marketing expense and product development expense. As of the first quarter of 2016, our management did not allocate these operating expenses for internal financial reporting and general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016, these operating expenses were reported as part of general and administrative expenses. These changes have no impact on the previously reported condensed combined and consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation.
The following table presents the effects of the changes on the presentation of operating expenses to the previously reported condensed combined and consolidated statement of income:

	Three Months Ended September 30, 2015
In millions	As Reported	Adjustments	Revised
Transaction expense	$651	$—	$651
Transaction and loan losses	201	—	201
Customer support and operations	317	(33)	284
Sales and marketing	235	(9)	226
Product development	230	(33)	197
General and administrative	141	75	216
Depreciation and amortization	153	—	153
Restructuring	—	—	—
Total operating expenses	$1,928	$—	$1,928

	Nine Months Ended September 30, 2015
In millions	As Reported	Adjustments	Revised
Transaction expense	$1,860	$—	$1,860
Transaction and loan losses	564	—	564
Customer support and operations	900	(89)	811
Sales and marketing	716	(34)	682
Product development	695	(111)	584
General and administrative	414	234	648
Depreciation and amortization	444	—	444
Restructuring	49	—	49
Total operating expenses	$5,642	$—	$5,642

The accompanying condensed combined and consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees’ results of operations is included in other income (expense), net on our condensed combined and consolidated statement of income to the extent dividends are received. Our investment balance is included in long-term investments on our condensed consolidated balance sheet.
These condensed combined and consolidated financial statements and accompanying notes should be read in conjunction with the audited combined and consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. This is consistent with our strategy of diversifying funding sources for our credit business and does not represent a change in our credit business development strategy or risk appetite. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent approximately 20% of European customer balances potentially available for corporate use by the Company at September 30, 2016 as determined by applying financial regulations maintained by the CSSF. The remaining assets underlying the customer balances remain separately classified as customer accounts in our condensed consolidated balance sheet. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities and U.S. and foreign government and agency securities. See “Note 6—Funds Receivable and Customer Accounts” for additional information related to customer accounts. Due to the above approved plan, we have presented changes in funds receivable and customer accounts as cash flows from investing activities in our condensed combined and consolidated statements of cash flows based on the nature of the activity underlying our customer accounts. We have elected to conform the prior year statement of cash flows to the current period presentation to provide comparability.

The following table presents the effects of the changes on the presentation of the statement of cash flows to the previously reported cash flows from investing activities and cash flows from financing activities in the condensed combined statement of cash flows for the nine months ended September 30, 2015. These changes have no impact on the previously reported total net cash flows:

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015
In millions	As Reported	Adjustments	Revised
Cash flows from investing activities:
Purchases of investments	$(6,722)	$(10,531)	$(17,253)
Maturities and sales of investments	1,976	9,027	11,003
Funds receivable and customer accounts	—	314	314

Cash flows from financing activities:
Funds receivable and customer accounts	(1,190)	1,190	—

Net change	$(5,936)	$—	$(5,936)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new standard makes limited amendments to the guidance in GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new standard also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in limited situations. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. We will adopt the new guidance effective January 1, 2017. As a result of the adoption, stock-based compensation ("SBC") excess tax benefits or tax deficiencies will be reflected in the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. This change will be applied prospectively. The amount of the impact to the provision for income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value recognized through SBC. Additionally, we will present the cash flows related to the applicable SBC excess tax benefits or tax deficiencies in operating activities along with other income tax cash flows rather than in financing activities on a prospective basis. Finally, we will continue to utilize an estimate of forfeitures as our approach when determining SBC. The remaining amendments are not expected to have a material impact on our combined and consolidated financial statements.

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

In 2016, the FASB issued new guidance on classifying certain cash receipts and cash payments on the statement of cash flows. The new guidance addresses the classification of cash flows related to: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The guidance should be applied retrospectively after adoption. The adoption of this standard is not expected to have a material impact on our financial statements.

Note 2 - Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2016 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 was based on the weighted average number of common shares outstanding for the period beginning after the distribution date. On the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding equity incentive awards is

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016	2015(1)
(In millions, except per share amounts)
Numerator:
Net income	$323	$301	$1,011	$861
Denominator:
Weighted average shares of common stock - basic	1,207	1,221	1,211	1,221
Dilutive effect of equity incentive awards	7	6	7	6
Weighted average shares of common stock - diluted	1,214	1,227	1,218	1,227
Net income per share:
Basic	$0.27	$0.25	$0.83	$0.71
Diluted	$0.27	$0.25	$0.83	$0.70
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	11	3	9	3
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three and nine months ended September 30, 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

Note 3 - Business Combinations

There were no acquisitions or divestitures completed in the three and nine months ended September 30, 2016. During 2015, we completed four acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate amount of $1.4 billion as described in "Part IV, Item 15, Note 3—Business Combinations" in our Annual Report on Form 10-K for the year ended December 31, 2015. In the three months ended September 30, 2016, we finalized the allocation of the purchase consideration for one of our 2015 acquisitions which did not result in any material changes to the allocation. In the nine months ended September 30, 2016, we finalized the allocation of the purchase consideration for Paydiant, CyActive and one other acquisition which did not result in any material changes to the allocation.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2016 (in millions):

	December 31, 2015	Goodwill Acquired	Adjustments	September 30, 2016
Total Goodwill	$4,069	$—	$(1)	$4,068

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$605	$(533)	$72	4	$605	$(501)	$104	4
Marketing related	197	(180)	17	2	197	(150)	47	3
Developed technologies	245	(198)	47	3	245	(176)	69	3
All other	243	(134)	109	5	243	(105)	138	5
Intangible assets, net	$1,290	$(1,045)	$245		$1,290	$(932)	$358

Amortization expense for intangible assets was $37 million and $24 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense for intangible assets was $114 million and $66 million for the nine months ended September 30, 2016 and 2015, respectively.

Expected future intangible asset amortization as of September 30, 2016 was as follows (in millions):

Fiscal years:
Remaining 2016	$35
2017	101
2018	68
2019	24
2020	17
$245

Note 5 - Geographical Information

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net revenues:
U.S.	$1,436	$1,138	$4,186	$3,338
U.K.	298	294	923	857
Other Countries	933	826	2,752	2,497
Total net revenues	$2,667	$2,258	$7,861	$6,692

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In millions)
Long-lived assets:
U.S.	$1,362	$1,256
Other Countries	89	88
Total long-lived assets	$1,451	$1,344

Net revenues are attributed to U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside. Tangible long-lived assets for the three and nine months ended September 30, 2016 and 2015 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 6 - Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$4,213	$5,245
Government and agency securities	5,557	4,305
Time deposits	445	830
Corporate debt securities	991	180
Funds receivable	2,114	1,701
Total funds receivable and customer accounts	$13,320	$12,261

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2016 and December 31, 2015, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	September 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,130	$1	$(1)	$5,130
Time deposits	445	—	—	445
Corporate debt securities	317	—	—	317
Total	$5,892	$1	$(1)	$5,892

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$3,299	$—	$(1)	$3,298
Time deposits	830	—	—	830
Total	$4,129	$—	$(1)	$4,128

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed combined and consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. At September 30, 2016 and December 31, 2015, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.1 billion and $1.2 billion, respectively. In the three months ended September 30, 2016 and 2015, $10 million of net gain and $15 million of net loss from fair value changes, respectively, were recognized in other income (expense), net on the condensed combined and consolidated statement of income. In the nine months ended September 30, 2016 and 2015, $3 million of net gain and $36 million of net losses from fair value changes, respectively, were recognized in other income (expense), net on the condensed combined and consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $2.6 billion as of September 30, 2016.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of September 30, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of September 30, 2016, we had no material investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the nine months ended September 30, 2016 and 2015.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at September 30, 2016 were as follows:

September 30, 2016
(In millions)
One year or less	$5,638
One year through two years	254
Total	$5,892

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

At September 30, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	September 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$3,104	$1	$—	$3,105
Government and agency securities	50	—	—	50
Time deposits	162	—	—	162
Long-term investments:
Corporate debt securities	1,229	2	(1)	1,230
Government and agency securities	10	—	—	10
Total(1)	$4,555	$3	$(1)	$4,557
(1) Excludes short-term restricted cash of $18 million.

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,000	$—	$(2)	$1,998
Time deposits	2	—	—	2
Long-term investments(1):
Corporate debt securities	2,328	—	(14)	2,314
Total(1)	$4,330	$—	$(16)	$4,314
(1) Excludes short-term restricted cash of $18 million and long-term restricted cash of $8 million.

In the second quarter of 2016, we elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed combined and consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of September 30, 2016, the estimated fair value of our investments included within short term investments and long term investments under the fair value option was $433 million. In the three and nine months ended September 30, 2016, $11 million and $26 million of net losses from fair value changes, respectively, were recognized in other income (expense), net on the condensed combined and consolidated statement of income.

We have short-term restricted cash that we intend to use to support our global sabbatical program. In addition, in connection with the acquisition of Xoom, we have long-term restricted cash required as collateral by payment processors and for licensing rules in India.

As of September 30, 2016, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2016 and 2015.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity at September 30, 2016 were as follows:

September 30, 2016
(In millions)
One year or less	$3,317
One year through two years	641
Two years through three years	487
Three years through four years	58
Four years through five years	29
Greater than five years	25
Total(1)	$4,557
(1) Excludes short-term restricted cash of $18 million.

Other Investments

We have cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. Our cost method investments totaled $50 million and $26 million as of September 30, 2016 and December 31, 2015, respectively. The increase in our cost method investments was due to additional investments made in the nine months ended September 30, 2016.

Note 8 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

Description	Balances at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$338	$—	$338
Short-term investments:
Restricted Cash	18	18	—
Corporate debt securities	3,108	—	3,108
Government and agency securities	431	—	431
Time deposits	162	—	162
Total short-term investments	$3,719	$18	$3,701
Funds receivable and customer accounts	7,192	—	7,192
Derivatives	128	—	128
Long-term investments:
Corporate debt securities	1,253	—	1,253
Government and agency securities	36	—	36
Total long-term investments	1,289	—	1,289
Total financial assets	$12,666	$18	$12,648
Liabilities:
Derivatives	$43	$—	$43

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description	Balances at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$406	$—	$406
Short-term investments:
Restricted Cash	18	18	—
Corporate debt securities	1,998	—	1,998
Time deposits	2	—	2
Total short-term investments	2,018	18	2,000
Funds receivable and customer accounts	6,978	—	6,978
Derivatives	97	—	97
Long-term investments:
Restricted Cash	8	8	—
Corporate debt securities	2,314	—	2,314
Total long-term investments	2,322	8	2,314
Total financial assets	$11,821	$26	$11,795
Liabilities:
Derivatives	$25	$—	$25

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

We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are comprised primarily of bank deposits, government and agency securities and commercial paper.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short term investments and long term investments under the fair value option as further discussed in "Note 6—Funds Receivable and Customer Accounts" and "Note 7—Investments."

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the three and nine months ended September 30, 2016 and 2015, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of September 30, 2016, we estimated that $81 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2016 and December 31, 2015 was as follows:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$99	$59
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	29	38
Total derivative assets		$128	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$12	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	31	23
Total derivative liabilities		$43	$25

Net fair value of derivative instruments		$85	$72

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of September 30, 2016, the potential effect of rights of setoff associated with our foreign exchange contracts would be an offset to both assets and liabilities by $39 million, resulting in net derivative assets of $89 million and net derivative liabilities of $4 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2016 and December 31, 2015, and the impact of designated derivative instruments on accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

	December 31, 2015	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	September 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	$99	$69	$87

	December 31, 2014	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	September 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$126	$83	$150	$59

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Combined and Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$28	$38	$69	$150
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	11	14	28	14
Total gain recognized from derivative contracts in the combined statement of income	$39	$52	$97	$164

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

	September 30, 2016	September 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,779	$1,198
Foreign exchange contracts not designated as hedging instruments	3,986	1,999
Total	$5,765	$3,197

Note 10 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution in the U.S. and are responsible for servicing functions related to all our credit products. During the nine months ended September 30, 2016 and 2015, we purchased approximately $6.0 billion and $5.1 billion, respectively, in credit receivables. As part of the arrangement with an independent chartered financial institution in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. Under this arrangement, we do not recognize gains or losses on the sale of the participation interest as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sold to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold which resulted in a gain reflected as net revenues in our condensed combined and consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer receivables

As of September 30, 2016, the total outstanding balance in our pool of consumer receivables was $4.5 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $0.9 billion. As of December 31, 2015, the total outstanding balance in our pool of consumer receivables was $4.0 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared equally based on participation interests held amongst all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at September 30, 2016 and December 31, 2015 were 686.

As of September 30, 2016 and December 31, 2015, approximately 53.7% and 53.6%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of September 30, 2016 and December 31, 2015, approximately 8.9% and 9.4%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of September 30, 2016 and December 31, 2015, approximately 89.9% and 90.1%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	September 30, 2016	December 31, 2015
	(In millions)
> 760	$598	$569
680 - 759	1,786	1,529
600 - 679	1,663	1,449
< 599	396	369
Total	$4,443	$3,916

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $94 million and $70 million at September 30, 2016 and December 31, 2015, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable:

September 30, 2016
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$4,078	$190	$77	$192	$459	$4,537

December 31, 2015
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$3,593	$172	$66	$155	$393	$3,986

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past due. Bankrupt accounts are charged off 60 days after receipt of notification of bankruptcy. Past due loans receivable continue to accrue interest until such time they are charged off.

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In Millions)
Beginning Balance	$179	$32	$211	$158	$30	$188
Reclassification from loans receivable to loans held for sale	—	—	—	(22)	—	(22)
Provisions	278	82	360	186	61	247
Charge-offs	(232)	(77)	(309)	(182)	(61)	(243)
Recoveries	20	—	20	18	—	18
Ending Balance	$245	$37	$282	$158	$30	$188

The table above excludes receivables from other consumer credit products of $11 million and $8 million at September 30, 2016 and December 31, 2015, respectively, and allowances of $2 million and $1 million at September 30, 2016 and December 31, 2015, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses and the provisions for interest receivable is recognized in net revenues from other value added services as a reduction in revenue.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess the participating merchant’s PRM score on a recurring basis. At September 30, 2016 and December 31, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 633 and 630, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	September 30, 2016	December 31, 2015
	(In millions)
> 630	$373	$255
566-629	111	94
<565	97	72
Total	$581	$421

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. The fee is fixed at the time the advance is extended and recognized as deferred revenues in our condensed consolidated balance sheet. Advances plus the fixed fee are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. The fixed fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10% of the original amount advanced plus the fixed fee must be repaid every 90 days. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. We charge off the receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the updated repayment period is 360 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days. The total PayPal Working Capital advances and fees receivable outstanding as of September 30, 2016 and December 31, 2015 were approximately $581 million and $421 million, respectively.

The following tables present our estimate of the principal amount of PayPal Working Capital advances and fees receivable past their original expected repayment period. In the second quarter of 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

September 30, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$487	$35	$19	$29	$11	$94	$581

December 31, 2015
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$367	$24	$13	$15	$2	$54	$421

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	PayPal Working Capital Advances	Fees Receivable	Total Allowance	PayPal Working Capital Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$19	$3	$22	$6	$1	$7
Provisions	32	4	36	18	1	19
Charge-offs	(27)	(4)	(31)	(9)	(1)	(10)
Recoveries	3	—	3	1	—	1
Ending Balance	$27	$3	$30	$16	$1	$17

The provision for loan losses relating to our PayPal Working Capital advances is recognized in transaction and loan losses and the provisions for fees receivable is recognized in deferred revenues in our condensed consolidated balance sheet as a reduction in deferred revenue.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Commitments and Contingencies

Commitments

As of September 30, 2016, approximately $28.7 billion of unused credit was available to PayPal Credit account holders. As of December 31, 2015, approximately $24.8 billion of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

In the third quarter of 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at September 30, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2016. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regulatory Proceedings

We are subject to U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"). We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.
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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Protection Programs

We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platform. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our Buyer Protection Program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our Seller Protection Programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In millions)
Maximum potential exposure	$119,880	$109,496

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the amount of allowance for transaction losses related to our protection programs as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In millions)
Allowance for transaction losses	$184	$185

Note 12 - Related Party Transactions

As of September 30, 2016, there were no material amounts payable to or amounts receivable from related parties. All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. For all periods subsequent to the distribution, there were no material related party transactions.

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

We earned net revenues of $3 million from eBay and its subsidiaries during the three months ended September 30, 2015. We earned net revenues of $59 million from eBay and its subsidiaries during the nine months ended September 30, 2015.

Prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual transaction losses associated with customer-filed claims as well as an allocation of salary-related expenses for our customer support teams working on customer claims and disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three and nine months ended September 30, 2015 were $5 million and $27 million, respectively, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection programs during the three and nine months ended September 30, 2015 were $1 million and $12 million, respectively, and were included as a reduction to customer support and operations and general and administrative expenses in our condensed combined statement of income. Following the distribution, eBay's customer protection programs are no longer administered by us, and therefore these costs are no longer reimbursed by eBay.

Prior to the distribution, we incurred user acquisition fees from eBay on payment volume which we processed from purchases made on eBay’s platform. User acquisition fees during the three and nine months ended September 30, 2015 were $4 million and $64 million, respectively. Following the distribution, pursuant to the operating agreement, we incur referral services fees from eBay based on a fixed rate per new user.

Prior to the distribution, these condensed combined and consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. These expenses allocated to us by eBay are based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented.   The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were not material during the three months ended September 30, 2015. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $303 million for the nine months ended September 30, 2015.

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

The stock repurchase activity under our stock repurchase program during the nine months ended September 30, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Authorization of plan in January 2016				$2,000
Repurchases of shares of common stock for three months ended March 31, 2016	16.9	$35.27	596	(596)
Repurchases of shares of common stock for three months ended June 30, 2016	7.8	$38.67	300	(300)
Repurchases of shares of common stock for three months ended September 30, 2016	1.3	$36.80	49	(49)
Balance as of September 30, 2016	26.0		$945	$1,055
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 14 - Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity of our employees under our equity incentive plans for the nine months ended September 30, 2016:

Options
(In thousands)
Outstanding at January 1, 2016	6,008
Granted	124
Exercised	(1,210)
Forfeited/expired/canceled	(239)
Outstanding at September 30, 2016	4,683

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2016 was $8.79 per share. The weighted average exercise price of stock options granted during the nine months ended September 30, 2016 was $36.32 per share.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity

The following table summarizes the restricted stock units granted under our equity incentive plans for the nine months ended September 30, 2016:

Units
(In thousands)
Outstanding at January 1, 2016	28,005
Awarded	11,913
Vested	(8,293)
Forfeited	(2,895)
Outstanding at September 30, 2016	28,730
Expected to vest	24,411

The weighted average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2016 was $39.10 per share.

Performance-Based Restricted Stock Units (PBRSUs)

In the first quarter of 2016, we granted PBRSUs under PayPal's 2015 Equity Incentive Award Plan to officers and certain employees providing services to the Company. PBRSUs are equity awards that may be earned based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the product of the initial target number of PBRSUs multiplied by a performance factor based on measurements of the Company’s performance against pre-established performance metrics over a predefined performance period. Over the performance period, the number of PBRSUs that will be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. As of September 30, 2016, 1.7 million PBRSUs were outstanding which is based on the Company's best estimate of the number of PBRSUs that will vest over the performance period.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact on our results of operations of recording stock-based compensation expense under eBay's and PayPal's equity incentive plans for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Customer support and operations	$21	$16	$61	$44
Sales and marketing	21	18	59	42
Product development	34	33	102	97
General and administrative	31	25	91	68
Depreciation and amortization	2	2	4	6
Total stock-based compensation expense	$109	$94	$317	$257

Capitalized as part of internal use software and website development costs	$4	$2	$10	$6

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

Our effective tax rate for the three and nine months ended September 30, 2016 was 10% and 13%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 35% in both periods was primarily the result of foreign income taxed at different rates.

On July 27, 2015, the U.S.Tax Court, in Altera Corp. v. Commissioner, invalidated part of a Treasury Regulation requiring stock based compensation to be included in a qualified intercompany cost sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the Internal Revenue Service filed a notice of appeal to the Ninth Circuit Court of Appeals. On September 9, 2016 Altera filed a brief with the appeals court. We have reviewed this case and its impact on PayPal and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2016:

Three Months Ended September 30, 2016	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$100	$5	$(50)	$(3)	$52
Other comprehensive income (loss) before reclassifications	15	(4)	1	2	14
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	28	(1)	—	—	27
Net current period other comprehensive income (loss)	(13)	(3)	1	2	(13)
Ending balance	$87	$2	$(49)	$(1)	$39

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2015:

Three Months Ended September 30, 2015	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$66	$(2)	$(40)	$—	$24
Other comprehensive income (loss) before reclassifications	31	(6)	(9)	1	17
Less: Amount of gain reclassified from accumulated other comprehensive income	38	—	—	—	38
Net current period other comprehensive income (loss)	(7)	(6)	(9)	1	(21)
Ending balance	$59	$(8)	$(49)	$1	$3

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	99	14	4	(4)	113
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	69	(4)	—	—	65
Net current period other comprehensive income (loss)	30	18	4	(4)	48
Ending balance	$87	$2	$(49)	$(1)	$39

PayPal Holdings, Inc.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$126	$—	$(16)	$—	$110
Other comprehensive income (loss) before reclassifications	83	(8)	(33)	1	43
Less: Amount of gain reclassified from accumulated other comprehensive income	150	—	—	—	150
Net current period other comprehensive income (loss)	(67)	(8)	(33)	1	(107)
Ending balance	$59	$(8)	$(49)	$1	$3
The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
	2016	2015
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$28	$38	Net revenues
Unrealized losses on investments	(1)	—	Other income (expense), net
	$27	$38	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$27	$38	Net income

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
	2016	2015
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$69	$150	Net revenues
Unrealized losses on investments	(4)	—	Other income (expense), net
	$65	$150	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$65	$150	Net income

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and, to the extent inconsistent, superseded by some of the information in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed combined and consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platform. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty non-performance. Our risk management capabilities allow us to provide these protections, which we believe are generally broader than those protections provided by other participants in the payments industry. Most major payments providers do not offer merchant protection in general, and those that do so generally do not provide protection of online or card not present transactions. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that they would not incur if they had used PayPal’s payments services. PayPal also provides consumer protection against losses on qualifying purchases and accepts claims for 180 days post transaction in the markets that PayPal serves. We believe that this protection is generally consistent with, or better than, that offered by other major payments providers. We believe that as a result of these programs, consumers can be confident that they will only be required to pay if they receive the product in the condition as described, and merchants can be confident that they will receive payment for the product that they are delivering to the customer.
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

The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations. Brexit could adversely affect U.K., European and worldwide economic and market conditions and could contribute to instability in regional or global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help minimize the impact from foreign currency rate movements. For the three months ended September 30, 2016 and 2015, net revenues generated from our U.K. operations constituted 11% and 13%, respectively, of total net revenues. For the nine months ended September 30, 2016 and 2015, net revenues generated from our U.K. operations constituted 12% and 13%, respectively, of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues.

For additional information on how Brexit could affect our business, see Part II, Item 1A—Risk Factors—“The United Kingdom’s departure from the European Union could adversely affect us” in this Form 10-Q.

Overview of Results of Operations

The following table provides a summary of our combined and consolidated GAAP financial measures for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages and per share data)
Net revenues	$2,667	$2,258	18%	$7,861	$6,692	17%
Operating expenses	2,319	1,928	20%	6,735	5,642	19%
Operating income	348	330	5%	1,126	1,050	7%
Operating margin	13%	15%	**	14%	16%	**
Income tax expense	37	49	(24)%	151	209	(28)%
Effective tax rate	10%	14%	**	13%	20%	**
Net income	$323	$301	7%	$1,011	$861	17%
Net income per diluted share(1)	$0.27	$0.25	8%	$0.83	$0.70	18%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the three and nine months ended September 30, 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.
** Not Meaningful

Three months ended September 30, 2016 and 2015

Net revenues increased $409 million, or 18%, in the three months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below under "Net Revenues") of 25% compared to the same period of the prior year. Growth in TPV and net revenues in the current period was not materially impacted by our acquisition of Xoom.

Total operating expenses increased $391 million, or 20%, in the three months ended September 30, 2016 compared to the same period of the prior year. The increase in total operating expenses was due primarily to the increase in transaction expense and transaction and loan losses primarily driven by growth in TPV and higher loan losses incurred in the current period compared to the same period of the prior year. General and administrative and customer support and operations expenses also contributed to the increase in total operating expenses due primarily to higher expenses incurred to operate as an independent public company. Growth in total operating expenses was also impacted by expenses incurred in the current period related to our acquisition of Xoom.

Operating income increased $18 million, or 5%, in the three months ended September 30, 2016 compared to the same period of the prior year primarily due to the increase in net revenues and operating efficiencies within other expenses which include customer support and operations, sales and marketing, product development, general and administrative, and depreciation and amortization offset by growth in transaction expense and transaction and loan losses. Our operating margin was 13% and 15% in the three months ended September 30, 2016 and 2015, respectively. Operating margin decreased primarily due to growth in transaction expense and transaction and loan losses which increased 29% in the three months ended September 30, 2016 compared to net revenues which increased 18% in the three months ended September 30, 2016. The decrease in operating margin was partially offset by operating efficiencies within other operating expenses which increased 13% or slower than the growth in net revenues in the three months ended September 30, 2016.

Net income increased by $22 million, or 7%, in the three months ended September 30, 2016 compared to the same period of the prior year. The increase in net income was attributable to an increase in operating income of $18 million and a decrease in income tax expense of $12 million partially offset by a decrease in other income (expense), net of $8 million. For the three months ended September 30, 2016, our diluted net income per share was $0.27, a $0.02 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $801 million for the three months ended September 30, 2016, compared to $652 million for the three months ended September 30, 2015, reflecting a year over year increase of $149 million.

Nine months ended September 30, 2016 and 2015

Net revenues increased $1.2 billion, or 17%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily driven by growth in TPV (as defined below under "Net Revenues") of 27% compared to the same period of the prior year. Growth in TPV and net revenues in the current period was not materially impacted by our acquisition of Xoom. The growth in net revenues in the nine months ended September 30, 2016 was negatively impacted by $57 million of additional revenue earned in the same period of the prior year related to our credit program agreement with Synchrony Financial (formerly GE Capital Retail Bank) and the gain of $26 million recognized on the initial sale of approximately $708 million in certain consumer loans receivable which was completed in the same period of the prior year.

Total operating expenses increased $1.1 billion, or 19%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in total operating expenses was due primarily to the increase in transaction expense and transaction and loan losses primarily driven by growth in TPV and higher loan losses incurred in the current period compared to the same period of the prior year. General and administrative, customer support and operations and depreciation and amortization expenses also contributed to the increase in total operating expenses, due primarily to higher expenses incurred to operate as an independent public company, although these increases were partially offset by a decrease in restructuring expense recognized in the prior year. Growth in total operating expenses was also impacted by expenses incurred in the current period related to our acquisition of Xoom.

Operating income increased $76 million, or 7%, in the nine months ended September 30, 2016 compared to the same period of the prior year. Operating income increased primarily due to the increase in net revenues, a decrease in restructuring expenses recognized in the nine months ended September 30, 2015 and other operating efficiencies. Our operating margin was 14% and 16% in the nine months ended September 30, 2016 and 2015, respectively. Operating margin decreased primarily due to growth in our transaction expense and transaction and loan losses which increased 31% in the nine months ended September 30, 2016 compared to net revenues which increased 17% in the nine months ended September 30, 2016.

Net income increased by $150 million, or 17%, in the nine months ended September 30, 2016 compared to the same period in the prior year. The increase in net income was attributable to an increase in operating income of $76 million, a decrease in income tax expense of $58 million and an increase in other income (expense), net of $16 million. For the nine months ended September 30, 2016, our diluted net income per share was $0.83, a $0.13 increase compared to the same period of the prior year.

We generated net cash flows from operating activities of $2.2 billion for the nine months ended September 30, 2016, compared to $1.8 billion for the nine months ended September 30, 2015, reflecting a year over year increase of $0.4 billion.

Non-GAAP financial measures

The following table provides a summary of our combined and consolidated non-GAAP financial measures for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages and per share data)
Non-GAAP operating income	$490	$450	9%	$1,555	$1,443	8%
Non-GAAP operating margin	18%	20%	**	20%	22%	**
Non-GAAP income tax expense	$77	$81	(5)%	$278	$306	(9)%
Non-GAAP net income	$425	$377	13%	$1,313	$1,145	15%
Non-GAAP net income per diluted share(1)	$0.35	$0.31	14%	$1.08	$0.93	16%
Free cash flow	$618	$519	19%	$1,718	$1,260	36%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Non-GAAP net income per diluted share for the three and nine months ended September 30, 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.
** Not meaningful

Non-GAAP operating income, non-GAAP operating margin, non-GAAP income tax expense, non-GAAP net income, non-GAAP net income per diluted share and free cash flow are not financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For information on how we compute these non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP, please refer to “Non-GAAP Financial Information” below.

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended September 30, 2016 and 2015, we generated approximately 46% and 50% of our net revenues from customers domiciled outside of the United States, respectively. In the nine months ended September 30, 2016 and 2015, we generated approximately 47% and 50% of our net revenues from customers domiciled outside of the United States, respectively. Other than the United States, the United Kingdom (U.K.) was the only country where we generated more than 10% of total net revenues in the three and nine months ended September 30, 2016 and 2015. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.
We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges to help minimize the impact on earnings from foreign currency rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the three and nine months ended September 30, 2016 and three and nine months ended September 30, 2015, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(47)	$(119)
Hedging impact	28	69
Unfavorable impact to net revenues	(19)	(50)
Favorable impact to operating expense	15	56
Net impact to operating income	$(4)	$6

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(139)	$(417)
Hedging impact	38	150
Unfavorable impact to net revenues	(101)	(267)
Favorable impact to operating expense	80	239
Net impact to operating income	$(21)	$(28)

While we enter into foreign currency exchange contracts to minimize the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the effects of this exposure.

Additionally, in connection with our services in multiple currencies, we generally set our foreign currency exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of currency exchange rate movements on our assets and liabilities.  The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which are offset by the gains and losses on the foreign currency exchange contracts. These foreign exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

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

Net revenue analysis

The components of our net revenue for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Transaction revenues	$2,314	$1,982	17%	$6,875	$5,866	17%
Other value-added services	353	276	28%	986	826	19%
Net revenues	$2,667	$2,258	18%	$7,861	$6,692	17%

Transaction revenue grew by $332 million, or 17%, for the three months ended September 30, 2016 and $1 billion or 17%, for the nine months ended September 30, 2016, in each case compared to the same period in the prior year. The increase in transaction revenues in the three and nine months ended September 30, 2016 was due primarily to the growth in TPV and the growth in total number of payment transactions on our Payments Platform, both of which were due to increased engagement from our customers and growth from our Braintree products. Transaction revenue for both the three and nine months ended September 30, 2016 includes additional revenue from our acquisition of Xoom for which there was no revenue in the same periods of the prior year. Net gains from our foreign currency exchange contracts recognized as a component of transaction revenues in the three and nine months ended September 30, 2016 were $28 million and $69 million, respectively, compared to $38 million and $150 million in the three and nine months ended September 30, 2015, respectively. Refer to "Note 9-Derivative Instruments" in the notes to the combined and consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our foreign currency exposure management program.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Active customer accounts[1]	192	173	11%	192	173	11%
Number of payment transactions[2]	1,512	1,216	24%	4,374	3,500	25%
Payment transactions per active account[3]	30.2	26.9	13%	30.2	26.9	13%
Total TPV[4]	$87,403	$69,738	25%	$254,666	$200,241	27%
Percent of cross-border TPV	22%	21%	**	22%	22%	**
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
** Not meaningful

The growth in transaction revenues was lower than both the growth in TPV and the growth in payment transactions for the three and nine months ended September 30, 2016 due to a higher portion of person-to-person ("P2P") transactions, primarily from our PayPal P2P and Venmo products for which we earn lower rates, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volume. The percentage of TPV generated by large merchants increased two percentage points in the three and nine months ended September 30, 2016. As we execute our strategy to increase our ubiquity and relevance to our customers by expanding into large merchants and driving consumer engagement through P2P, we expect that the growth in transaction revenue will continue to be lower than the growth in TPV and the growth in payment transactions. The impact of changes in prices charged to our customers did not significantly impact revenue growth in the three and nine months ended September 30, 2016.

In the three months ended September 30, 2016, net revenues from other value-added services increased $77 million, or 28%, compared to the same period in the prior year. In the nine months ended September 30, 2016, net revenues from other value-added services increased $160 million, or 19%. Growth in net revenues from other value-added services in the three and nine months ended September 30, 2016 was due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. The total consumer and merchant loans receivable balance as of September 30, 2016 and September 30, 2015 was $5.1 billion and $3.8 billion, respectively, reflecting a year over year increase of 35%. Growth in net revenues from other value-added services in the nine months ended September 30, 2016 was negatively impacted by additional revenue earned in the prior year related to our credit program agreement with Synchrony Financial (formerly GE Capital Retail Bank) of $57 million and the gain recognized of $26 million on the initial sale of approximately $708 million in certain consumer loans receivable which was completed in the same period of the prior year.

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
The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Transaction expense	$830	$651	27%	$2,392	$1,860	29%
Transaction and loan losses	271	201	35%	781	564	38%
Customer support and operations	325	284	14%	939	811	16%
Sales and marketing	233	226	3%	716	682	5%
Product development	215	197	9%	619	584	6%
General and administrative	261	216	21%	753	648	16%
Depreciation and amortization	184	153	20%	535	444	20%
Restructuring	—	—	**	—	49	**
Total operating expenses	$2,319	$1,928	20%	$6,735	$5,642	19%
Transaction expense rate[1]	0.95%	0.93%	**	0.94%	0.93%	**
Transaction and loan loss rate[2]	0.31%	0.29%	**	0.31%	0.28%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan loss by TPV.
** Not meaningful

Transaction expense

Transaction expense increased by $179 million, or 27%, in the three months ended September 30, 2016 compared to the same period of the prior year. Transaction expense increased by $532 million, or 29%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in transaction expense in the three and nine months ended September 30, 2016 was primarily attributable to an increase in TPV, which increased 25% and 27% in the three and nine months ended September 30, 2016, respectively.

Our transaction expense rate in the three and nine months ended September 30, 2016 increased compared to the same periods of the prior year. Our transaction expense rate is impacted by funding mix and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally more costly than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. As we expand the availability or presentation of alternative funding sources to our customers, a change in funding mix could increase or decrease our transaction expense rate. For example, in connection with our customer choice initiatives, we expect that our transaction expense rate will increase. Increases in our transaction expense rate for the three and nine months ended September 30, 2016 and 2015 was due primarily to changes in funding mix. For the three and nine months ended September 30, 2016 and 2015, approximately 2% of TPV was funded with PayPal Credit. For the three and nine months ended September 30, 2016 and 2015, approximately 45% of TPV was generated outside of the U.S. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material in the three and nine months ended September 30, 2016 and 2015.

Transaction and loan losses

The components of our transaction and loan losses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015		2016	2015
	(In millions, except percentages)
Transaction losses	$157	$133	18%	$471	$360	31%
Loan losses	114	68	68%	310	204	52%
Transaction and loan losses	$271	$201	35%	$781	$564	38%

Transaction and loan losses increased by $70 million, or 35%, in the three months ended September 30, 2016 compared to the same period of the prior year. Transaction and loan losses increased by $217 million, or 38%, in the nine months ended September 30, 2016 compared to the same period of the prior year.

Prior to the distribution on July 17, 2015, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which were included as a reduction of transaction and loan losses. Recoveries associated with transaction losses incurred on eligible eBay purchases during the three and nine months ended September 30, 2015 were $5 million and $27 million, respectively. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, PayPal and eBay independently administers its own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred incremental costs associated with our customer protection programs following the distribution.

Transaction losses increased by $24 million, or 18%, in the three months ended September 30, 2016 compared to the same period of the prior year. Our transaction loss rates, calculated by dividing transaction loss by TPV, decreased in the three months ended September 30, 2016 compared to the same period of the prior year. The growth in transaction losses in the three months ended September 30, 2016 was lower than the growth in TPV for the three months ended September 30, 2016 due primarily to our risk management capabilities offset by lower transaction losses in the prior period as a result of recoveries associated with transaction losses incurred on eligible eBay purchases.

Transaction losses increased by $111 million, or 31%, in the nine months ended September 30, 2016 compared to the same period of the prior year. Our transaction loss rates, calculated by dividing transaction loss by TPV, in the nine months ended September 30, 2016 were flat compared to the same periods of the prior year. The growth in transaction losses in the nine months ended September 30, 2016 was higher than the growth in TPV for the nine months ended September 30, 2016 due primarily to lower transaction losses in the prior period as a result of recoveries associated with transaction losses incurred on eligible eBay purchases.

Loan losses increased by $46 million or 68%, in the three months ended September 30, 2016 compared to the same period of the prior year. Loan losses increased by $106 million, or 52%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in loan losses for the three and nine months ended September 30, 2016 compared to the same periods of the prior year was due primarily to an increase in the loans receivable balance year over year and additional reserves recorded in the current period due to increases to forecasted principal balance delinquency rates.

The total consumer loans receivable balance as of September 30, 2016 and September 30, 2015 was $4.5 billion and $3.4 billion, respectively, reflecting a year over year increase of 32%. The increase in consumer loans receivables was due to the growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	September 30,	September 30,
	2016	2015
Weighted average U.S. consumer FICO scores(1)	686	686
Percentage of loans receivable with FICO scores > 680(1)	53.7%	53.5%
Percentage of loans receivable with FICO scores < 599(1)	8.9%	10.0%
Percent of loans and interest receivable current	89.9%	89.6%
Percent of loans and interest receivable > 90 days outstanding	4.2%	4.0%
Net charge off rate(2)	6.0%	5.6%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $94 million and $31 million at September 30, 2016 and September 30, 2015, respectively.
(2) Net charge off rate is the annualized ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. The total PayPal Working Capital advances and fees receivable ("merchant receivables") outstanding as of September 30, 2016 and September 30, 2015 was $581 million and $352 million, respectively, reflecting a year over year increase of 65% due to the increase in the availability of our credit products domestically and internationally. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. We assess a participating merchant’s PRM score on a recurring basis. At September 30, 2016 and September 30, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 633 and 641, respectively.

The determination of the number of days our merchant receivables are outstanding is based on the current expected repayment period of the advance and fixed fee as compared to an original expected repayment period. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. In the second quarter of 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

The following table provides information regarding the credit quality of our merchant receivables:

	September 30,	September 30,
	2016	2015
Percentage of Merchant Receivable with PRM scores > 630	64.2%	65.9%
Percentage of Merchant Receivable with PRM scores < 565	16.7%	13.4%
Percent of Merchant Receivable within original expected repayment period(1)	83.8%	89.2%
Percent of Merchant Receivable > 90 days outstanding(1)	6.9%	3.4%
(1) Amounts in the prior periods were updated to reflect changes in our estimate of the original expected repayment period.

The changes in percentage of merchant receivables past their expected repayment period at September 30, 2016 over September 30, 2015 was due primarily to the increase in loan duration in 2016 compared to the prior year, which increased the seasonality of repayments trends.  Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans.

Customer support and operations

Customer support and operations expenses increased by $41 million, or 14%, in the three months ended September 30, 2016 compared to the same period of the prior year. Customer support and operations expenses increased by $128 million, or 16%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2016 was due primarily to an increase in contractor related expenses to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform and an increase in employee related expenses, including stock based compensation expense.

Sales and marketing

Sales and marketing expenses increased by $7 million, or 3%, in the three months ended September 30, 2016 compared to the same period of the prior year. Sales and marketing expenses increased by $34 million, or 5%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2016 was due primarily to higher marketing spend related to Xoom on advertising campaigns intended to enhance our global brand recognition.

Product development

Product development expenses increased by $18 million, or 9%, in the three months ended September 30, 2016 compared to the same period of the prior year. The increase in the three months ended September 30, 2016 was due primarily to an increase in employee related expenses, driven primarily by Xoom. Product development expenses increased by $35 million, or 6%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in the nine months ended September 30, 2016 was due primarily to an increase in employee related expenses, driven primarily by Xoom, offset by a decrease in contractor related expenses.

General and administrative

General and administrative expenses increased by $45 million, or 21%, in the three months ended September 30, 2016 compared to the same period of the prior year. General and administrative expenses increased by $105 million, or 16%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2016 was due primarily to an increase in employee expenses, contractor related expenses incurred to operate as an independent public company and continued investments in compliance programs.

Depreciation and amortization

Depreciation and amortization expenses increased by $31 million, or 20%, in the three months ended September 30, 2016 compared to the same period of the prior year. Depreciation and amortization expenses increased by $91 million, or 20%, in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2016 was due primarily to additional depreciation expense associated with investments in our technology platforms. Amortization expense for intangible assets was $37 million and $24 million for the three months ended September 30, 2016 and 2015, respectively, reflecting a year over year increase of 54% due primarily to acquisitions completed during 2015. Amortization expense for intangible assets was $114 million and $66 million for the nine months ended September 30, 2016 and 2015, respectively, reflecting a year over year increase of 73% due primarily to acquisitions completed during 2015.

Restructuring
In January 2015, at a regular meeting of eBay’s Board of Directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was substantially completed in the first half of 2015. Restructuring expenses were $49 million in the nine months ended September 30, 2015. No restructuring expenses were recognized in the three and nine months ended September 30, 2016.

Income Tax Expense

Our effective income tax rate was 10% and 14% for the three months ended September 30, 2016 and 2015, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2016 compared to the same period of the prior year was due primarily to discrete tax adjustments.

Our effective income tax rate was 13% and 20% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in our effective income tax rate over the same period of the prior year was primarily due to favorable discrete tax adjustments during the nine months ended September 30, 2016 and other separation-related costs incurred during the nine months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
GAAP operating income	$348	$330	$1,126	$1,050
Stock-based compensation expense and related employer payroll taxes	110	95	328	266
Amortization of acquired intangible assets	32	20	101	56
Separation	—	3	—	17
Restructuring	—	—	—	49
Acquisition related transaction expense	—	2	—	5
Total non-GAAP operating income adjustments	142	120	429	393
Non-GAAP operating income	$490	$450	$1,555	$1,443
Non-GAAP operating margin	18%	20%	20%	22%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
GAAP income before income taxes	$360	$350	$1,162	$1,070
GAAP income tax expense	37	49	151	209
GAAP net income	323	301	1,011	861
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	142	120	429	393
Separation (Other income (expense), net)	—	(12)	—	(12)
Tax effect of non-GAAP adjustments	(40)	(32)	(127)	(97)
Non-GAAP net income	$425	$377	$1,313	$1,145

Non-GAAP net income per diluted share	$0.35	$0.31	$1.08	$0.93
Shares used in non-GAAP diluted share calculation(1)	1,214	1,227	1,218	1,227

GAAP income tax expense	$37	$49	$151	$209
Tax effect of non-GAAP adjustments	40	32	127	97
Non-GAAP income tax expense	$77	$81	$278	$306

GAAP effective tax rate	10%	14%	13%	20%
Tax effect of non-GAAP adjustments to net income	5%	4%	4%	1%
Non-GAAP effective tax rate	15%	18%	17%	21%
(1) Non-GAAP net income per diluted share for the three and nine months ended September 30, 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

In addition to the non-GAAP measures discussed above, we also use free cash flow to assess our performance. Free cash flow represents cash flows from operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property and equipment, including investments in our Payments Platform, which can then be used to, among other things, invest in our business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net cash provided by operating activities	$801	$652	$2,235	$1,818
Less: Purchases of property and equipment	(183)	(133)	(517)	(558)
Free cash flow	$618	$519	$1,718	$1,260

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investment balances available as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In millions)
Cash, cash equivalents and available-for-sale investment securities(1)(2)	$6,359	$5,707
(1)Excludes assets related to customer accounts of $13.3 billion and 12.3 billion at September 30, 2016 and December 31, 2015, respectively.
(2) Excludes total restricted cash of $18 million and $26 million at September 30, 2016 and December 31, 2015, respectively, and cost method investments of $50 million and $26 million as of September 30, 2016 and December 31, 2015, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $5.1 billion as of September 30, 2016 and $4.2 billion at December 31, 2015, or 79% and 74% of our total cash, cash equivalents and investments as of those dates, respectively.

In July 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

As of September 30, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at September 30, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowings.

Loans under the Credit Agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to certain conditions stated in the Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2016, we had a total of $2.0 billion in cash withdrawals offsetting our $2.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent 20% of European customer balances potentially available for corporate use by us at September 30, 2016 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

As of September 30, 2016, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in these condensed combined and consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.18% and 0.19% of TPV. Historical trends may not be an indication of future results. In addition, prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which are included as a reduction of transaction and loan losses. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice. During the nine months ended September 30, 2016, we repurchased approximately $945 million of our common stock under our stock repurchase program. As of September 30, 2016, a total of approximately $1.1 billion remained available for future repurchases of our common stock under our stock repurchase program.

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

The following table summarizes our condensed combined and consolidated statement of cash flows:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by (used in):
Operating activities	$2,235	$1,818
Investing activities	(3,170)	(6,322)
Financing activities	895	4,224
Effect of exchange rates on cash and cash equivalents	16	(41)
Net increase/(decrease) in cash and cash equivalents	$(24)	$(321)

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

We generated cash from operating activities of $2.2 billion in the nine months ended September 30, 2016 due primarily to operating income of approximately $1.1 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $812 million during the nine months ended September 30, 2016. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $781 million during the nine months ended September 30, 2016. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $469 million primarily related to actual transaction losses paid during the period.

We generated cash from operating activities of $1.8 billion in the nine months ended September 30, 2015 due primarily to operating income of $1.1 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $676 million during the nine months ended September 30, 2015. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $564 million during the nine months ended September 30, 2015. The cash generated from operating activities was negatively impacted by increases in accounts receivable of $98 million, net cash outflows related to settlement of payables and receivables with eBay of $96 million and changes in other assets and liabilities of $227 million primarily related to actual transaction losses paid during the period.

Cash paid for income taxes in the nine months ended September 30, 2016 and 2015 was $43 million and $56 million, respectively.

Investing Activities

The net cash used in investing activities of $3.2 billion in the nine months ended September 30, 2016 was due primarily to purchases of investments of $17.0 billion, changes in principal loans receivable, net of $884 million and purchases of property and equipment of $517 million. These net cash outflows were offset by maturities and sales of investments of $14.6 billion and decreases in funds receivable from customers and customer accounts of $620 million partially due to classifying $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents.

The net cash used in investing activities of $6.3 billion in the nine months ended September 30, 2015 was due primarily to purchases of investments of $17.3 billion, purchases of property and equipment of $558 million, acquisitions, net of cash acquired of $283 million. These net cash outflows were offset by maturities and sales of investments of $11.0 billion, increases in funds receivable from customers and customer accounts of $314 million, and net cash inflows relating to receivables from eBay of $575 million.

Financing Activities

The net cash provided by financing activities of $895 million in the nine months ended September 30, 2016 was due primarily to increases in funds payable and amounts due to customers of $1.9 billion offset by the repurchase of $945 million of our common stock under our stock repurchase program.

The net cash provided by financing activities of $4.2 billion in the nine months ended September 30, 2015 was due primarily to a contribution of approximately $3.9 billion of cash from eBay and increases in funds payable and amounts due to customers of $1.2 billion offset by repayments of borrowings from eBay of $877 million.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $1.7 billion in the nine months ended September 30, 2016, an increase of $458 million from the same period of the prior year. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $417 million and lower purchases of property and equipment of $41 million. Free cash flow generated during the nine months ended September 30, 2016 was used for repurchasing our common stock under our stock repurchase program, funding our credit portfolio and general business purposes.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The effect of foreign currency exchange rates on cash and cash equivalents during the nine months ended September 30, 2016 was a favorable impact of $16 million due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. The effect of currency exchange rates on cash and cash equivalents during the nine months ended September 30, 2015 was an unfavorable impact of $41 million due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our combined and consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2016 and December 31, 2015, approximately 22% and 24% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of September 30, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at September 30, 2016 and December 31, 2015.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $334 million and $321 million lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $334 million and $321 million higher, respectively.

We have an additional foreign exchange management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which are offset by the gains and losses on the foreign exchange contracts.

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $104 million and $136 million at September 30, 2016 and December 31, 2015, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of September 30, 2016 would have positively impacted income before income taxes by approximately $102 million, resulting in a net negative impact of approximately $2 million. Foreign currency exchange contracts in place as of December 31, 2015 would have positively impacted income before income taxes by approximately $133 million, resulting in a net negative impact of approximately $3 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of September 30, 2016 and December 31, 2015, our cost method investments totaled $50 million and $26 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of September 30, 2016 and December 31, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

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
Negotiated arrangements with payment card networks and/or issuing banks, promoting greater choice and options for consumers to fund payment transactions could have an uncertain impact on our business. We announced that we have entered into a strategic partnership with Visa, Inc. ("Visa") to further expand our relationship with Visa in a way that will make it easier for merchants to accept and consumers to choose to pay with Visa credit and debit cards. As part of the agreement, we will gain access to Visa’s tokenization services in the U.S. for in-store point-of-sale PayPal transactions. Similarly, we also announced that we have entered into a strategic partnership with MasterCard Incorporated (“MasterCard”). As part of that agreement, we will gain access to MasterCard’s tokenization services in the U.S. for in-store point-of-sale PayPal transactions. While we anticipate these and similar strategic partnerships we may enter in the future will result in an increase in the number of transactions and transaction volume that we process, we also anticipate that a greater percentage of customer transactions will be executed using a credit or debit card, which could increase our funding costs. If our transaction volume does not increase as expected, our business and results of operations could be adversely affected due to increased costs associated with our funding mix.

Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Payment card networks have or may impose special assessments for transactions that are executed through a “digital wallet” such as PayPal’s, and such fees could particularly impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income. We recently announced that we have entered into strategic partnerships with Visa and MasterCard to further expand our relationships with these networks in a way that will make it easier for merchants to accept and consumers to choose to pay with Visa and MasterCard credit and debit cards. During the term of the agreements, Visa and MasterCard have each agreed to not enact or impose any fees or rules solely targeted at PayPal.  Upon termination of the agreements, PayPal could become subject to special digital wallet fees or other special assessments.
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
Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impacts key aspects of our business, please see Item I—“Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our business is also subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy, payment services (including payment processing and settlement services), consumer protection, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the Internet, mobile and related technologies outside of the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.

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

Payments Regulation
In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Venmo and Xoom branded products and services. As a licensed money transmitter, PayPal is subject to restrictions with respect to their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.
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
In many other countries it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through the local bank or otherwise prohibit us from doing business in a country. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services in, or could require significant and costly operational changes or prevent us from providing any products or services in a given market. For example, in June 2016, we suspended our operations in Turkey following cease and desist instructions from Turkey’s regulatory body, Bankacýlýk Düzenleme Ve Denetleme Kurumu ("BDDK"), following the BDDK’s rejection of our application for an e-money payments license.

Consumer Protection
The financial services sector is subject to significant regulation and we are subject to consumer protection laws and regulations in the countries in which we operate. In the U.S., we are subject to federal and state consumer protection laws and regulations applicable to our activities, including the Electronic Fund Transfer Act ("EFTA") and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”). Under such regulations we are required to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).
On October 5, 2016, the CFPB issued a final rule on prepaid accounts with an effective date of October 1, 2017. The rule’s definition of prepaid account includes certain loadable accounts whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Credit Card Accountability Responsibility and Disclosure Act of 2009 credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. We are evaluating the rule and its requirements. Implementation of the rule could require changes to our business practices, the design of certain products, the allocation of additional resources, and increase our costs, which could negatively affect our business.

In May 2015, we entered into a Stipulated Final Judgment and Consent Order ("Consent Order") with the CFPB in which we settled regulatory claims arising from PayPal Credit practices between 2011 and 2015. The Consent Order included obligations on PayPal to pay $15 million in redress to consumers and a $10 million civil monetary penalty, and required PayPal to make various changes to PayPal Credit disclosures and related business practices. We continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order, which may result in us incurring additional costs.
PayPal (Europe) offers its services in European Union countries through a “passport” notification process through the Luxembourg regulator to regulators in other European Union member states pursuant to European Union Directives, and has completed the “passport” notification process in all European Union member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in European Union countries. In addition, the countries that are members of the European Union may each have different and potentially inconsistent interpretations of regulations implementing the European Union Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 and will need to be implemented into national legislation by January 2018. The implementation of the PSD2 may negatively affect our business. Finally, if the assets of PayPal (Europe) exceed certain thresholds, or if the European Central Bank ("ECB") determines that PayPal (Europe) is a significant supervised entity or that some activity of PayPal (Europe) is subject to oversight by the ECB, PayPal (Europe) or certain of its activities could become directly regulated by the ECB in addition to the Luxembourg regulator, the Commission de Surveillance du Secteur Financier, as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.
Economic and Trade Sanctions
We are subject to U.S. economic and trade sanctions administered by OFAC. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

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

The EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation ("GDPR"), which comes into effect in 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities ("DPAs") will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. We are evaluating the rule and its requirements. Implementation of the GDPR could require changes to certain of our business practices, thereby increasing our costs.
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

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As part of our currency hedging activities, we enter into transactions involving derivative financial instruments with various financial institutions.  Certain banks and financial institutions are also lenders under our revolving credit facility.  We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk.  Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of these counterparty financial institutions. The risk of counterparty default, deterioration or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

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
We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We recently announced that we have entered into strategic partnerships with Visa and MasterCard to further expand our relationship with each company in a way that will make it easier for merchants to accept and consumers to choose to pay with Visa and MasterCard credit and debit cards. As part of those agreements, we will gain access to each of Visa’s and MasterCard's tokenization services in the U.S. for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. As we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

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

The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Period ended July 31, 2016	—	$36.99	—	$1,104
Period ended August 31, 2016	0.8	$36.74	29	$1,075
Period ended September 30, 2016	0.5	$36.89	20	$1,055
	1.3		$49
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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	October 25, 2016
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Executive Vice President, Chief Financial Officer
Date:	October 25, 2016
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	October 25, 2016

INDEX TO EXHIBITS

Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document