Form 10-K
period 2016-12-31
PayPal Holdings, Inc.
filed 2017-02-08
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]    No  [x]
As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $41.0 billion based on the closing sale price as reported on The NASDAQ Global Select Market.
As of February 2, 2017, there were 1,207,583,234 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders expected to be held in May 2017.

Presentation of Information
On July 17, 2015, PayPal Holdings, Inc. (“PayPal Holdings”) became an independent publicly traded company through the pro rata distribution by eBay Inc. (“eBay”) of 100% of the outstanding common stock of PayPal Holdings to eBay’s stockholders (which we refer to as the “separation” or the “distribution”). For additional information, see “Business—Separation from eBay Inc.” To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc., which ultimately became the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to our separation from eBay, the consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that were historically held at the eBay corporate level, but were specifically identifiable and attributable to the payments business, and references to our “Payments Platform” mean our combined payment solution capabilities, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products.
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

Part I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this report in conjunction with the audited consolidated financial statements and the related notes that appear elsewhere in this report.

ITEM 1. BUSINESS

Overview

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products, compose our proprietary Payments Platform.

We operate a two-sided proprietary global technology platform that links our customers, both merchants and consumers, around the globe to facilitate the processing of payment transactions, allowing us to connect millions of merchants and consumers worldwide. We offer our customers the flexibility to use their account to both purchase and be paid for goods, as well as to transfer and withdraw funds. We enable consumers to more safely exchange funds with merchants using a variety of funding sources, which may include a bank account, a PayPal account balance, a PayPal Credit account, a credit and debit card or other stored value products such as coupons and gift cards. Our PayPal, Venmo and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds. We help merchants connect with their customers and manage risk. We enable consumers to engage in cross-border shopping and merchants to extend their global reach while reducing the complexity and friction involved in enabling overseas and cross-border trade.

We generate revenues by charging fees for providing transaction processing and other payment-related services, primarily based on the volume of activity processed through our Payments Platform. We generally do not charge consumers to fund or draw from their accounts; however, we generate revenue from consumers on fees charged to exchange currencies. We also earn revenue by providing value added services to consumers and merchants, such as our PayPal Credit and gateway services. Our gateway services include our Payflow Gateway services and Braintree Gateway service that enable merchants to accept payments online with credit or debit cards. Our gateway services provide the technology that links a merchant’s website to its processing network and merchant account.

Strategy

Our ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of digital payment methods other than cash, the expansion of multiple commerce channels, the growth of mobile devices and merchant applications on those devices, the growth of consumers globally with Internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate new methods of payment that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•
Growing our core: through expanding our global capabilities, customer base and scale, increasing our customers use of our products and services by better addressing their everyday needs related to accessing, managing and moving money and expanding the adoption of our solutions by new merchants and consumers;

•
Expanding our value proposition for customers: by focusing on trust and simplicity, providing risk management and insights from our two-sided Payments Platform and being technology and platform agnostic;

•
Extending through strategic partnerships: by building new strategic partnerships to provide better experiences for our customers, such as offering greater choice and flexibility, to acquire new customers and reinforce our role in the ecosystem; and

•	Seeking new areas of growth: through new international markets around the world and focusing on innovation both in the digital and the physical world.

Key Performance Metrics

Our 2016 Key Performance Metrics

Expanding Our Base:
Active Customers Accounts of **197 Million** — **Up 10%** from 2015

Driving Customer Engagement:
6.1 Billion Payment Transactions — **Up 24%** from 2015

Gaining Share:
Total Payment Volume of **$354 Billion** — **Up 26%** from 2015

We measure the relevance of our products to our customers, and therefore the success of our business, through active customer accounts, payment volume and payment transactions:

Active Customer Accounts: An active customer account is a registered account that successfully sent or received at least one payment or payment reversal through our Payments Platform, excluding transactions processed through our gateway and Paydiant products, in the past 12 months. As of December 31, 2016, we had approximately 197 million active customer accounts across more than 200 markets. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer our services. A country, territory or protectorate is identified by a distinct set of laws and regulations.

Total Payment Volume (“TPV”): TPV is the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products.

Number of Payment Transactions: Number of payment transactions is defined as the total number of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products.

Our Strengths

Our business is built on a strong foundation designed to differentiate us from our competitors and drive growth. We believe that our competitive strengths include the following:

•
Two-sided Platform - our platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into customer behavior through our data. Our platform provides for simple digital and mobile transactions while being both brand and technology agnostic.

•
Scale - our global scale allows us to drive organic growth. As of December 31, 2016, we had 197 million active customer accounts which included 15 million active merchant accounts, and in 2016, we processed $354 billion of TPV in more than 200 markets around the world.

•	Brand - we have built a well-recognized and trusted brand. Our marketing efforts play an important role in building brand visibility, usage and overall preference among customers.

•
Risk Management - our risk management system and tokenization usage are designed to keep our customers safer and to process legitimate transactions around the world while minimizing illegal, high-risk, or fraudulent transactions.

•	Regulatory - we believe that our regulatory licenses, which give us the ability to operate in markets around the world, are a clear advantage and support business growth.

Technology

Our Payments Platform utilizes a combination of proprietary technologies and services as well as technologies and services provided by third parties to efficiently and securely facilitate transactions between millions of merchants and consumers worldwide across different channels, markets and networks. Our Payments Platform connects with financial institutions around the world and allows consumers to make purchases using a broad range of payment methods, regardless of where a merchant is located. Consumers who use our Payments Platform can engage in cross-border shopping by sending payments in more than 200 markets across the globe and in more than 100 currencies, withdraw funds to their bank accounts in 56 currencies and hold balances in their PayPal accounts in 25 currencies.

A transaction on our Payments Platform can involve multiple participants in addition to us: a merchant, a consumer and the consumer’s funding source provider. The following diagram illustrates a typical payment transaction between a consumer and a merchant using our PayPal product on our Payments Platform:

How PayPal Serves Consumers and Merchants
Consumer
Digital Wallet
Funding Sources
PayPal
Balance
PayPal
Credit
Transfer
Personal Accounts
• Credit Cards
• Debit Cards
• ACH Transfer
• Private Cards
• Gift Cards
Transaction
1. Transaction Confirmed
2. Funds Exchanged Minus Fee
3. Product or Service Delivered
No Financial
Details Shared
Available Across
Any Platform
Merchant
Account
PayPal Accounts
PayPal
Balance
PayPal
Credit
Transfer
External Accounts
• Financial Institution
• PayPal Debit Card

We have developed intuitive user interfaces, customer tools on our Payments Platform, transaction processing, database and network applications that help our customers to utilize our suite of products and services. Our Payments Platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and to offer robust applications to a global ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ financial information.

The technology infrastructure supporting our Payments Platform simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers. Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our Payments Platform incorporates multiple layers of protection, both for continuity and system redundancy purposes and to help address cyber-security challenges. We engage in multiple efforts to protect our technology infrastructure and Payments Platform against these challenges, including regularly testing our systems to address potential vulnerabilities. We strive to continually improve our technology infrastructure and Payments Platform to enhance the customer experience and to increase efficiency, scalability, and security.

Consumer and Merchant Payment Solutions

Our combined payment solution capabilities were built to offer our customers, both consumers and merchants, a broad range of products and services in the digital and mobile age, allowing our consumers to make seamless transactions across different markets and networks while enabling our merchants to safely and simply receive payments from their customers.

We partner with our merchants to help grow and expand their businesses by improving sales conversion, providing global reach, offering alternative payment methods, reducing losses through proprietary protection programs, and leveraging data analytics. Online and mobile merchants can onboard quickly with PayPal and are not required to invest in new or specialized hardware. For our standard service, we do not charge merchants setup or recurring fees. We offer credit products to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) product which, for a fee, allows them to borrow a certain percentage of their annual payment volume processed by PayPal. We believe that our PPWC product allows us to deepen our engagement with our small and medium-sized business merchants by providing them capital to grow their business that they may not otherwise have effective or efficient access to from banks or other lending providers.

PayPal is a popular form of payment for mobile commerce, and our business has grown with the increased adoption of mobile devices. Our Braintree products strengthen our position in mobile payments and extend our coverage to a new class of retailers that offer their services primarily through mobile applications. Through a single Braintree integration, a merchant can begin accepting payments with credit or debit cards, PayPal, Android Pay, Apple Pay, digital currencies such as Bitcoin, or other payment solutions. We also offer gateway services including our Payflow Gateway services and Braintree Gateway service that enable merchants to accept payments online with credit or debit cards. Our gateway services provide the payment gateway technology that links a merchant’s website to its processing network and merchant account.

We focus on providing affordable consumer products intended to democratize access to and movement of money. We offer our customers the flexibility to use their account to both purchase and be paid for goods, as well as transfer and withdraw funds. We enable consumers to more safely exchange funds with merchants using a variety of financial resources, which may include a bank account, a PayPal account balance, a PayPal Credit account, a credit or debit card or other stored value products such as coupons and gift cards. We generally do not charge consumers to fund or draw from their accounts; however, we generate revenue from consumers on fees charged to exchange currencies and on interest and fees from our PayPal Credit products. We offer our PayPal Credit product to consumers as a potential funding source at checkout. Once a consumer is approved for credit, PayPal Credit is made easily available as a funding source in their account. We believe that our consumer credit products allow us to increase engagement with both consumers and merchants on our two-sided network as well as differentiate ourselves from rival payment processors by helping merchants drive incremental sales through products like PayPal Credit. We are responsible for all servicing functions related to all of our credit products. In the U.S., all credit originated through our PayPal Credit and PPWC products is currently extended through third-party financial institutions with whom we partner, and from whom we purchase the related receivables. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We continue to evaluate partnerships and third-party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds.

We offer consumers person-to-person (“P2P”) payment solutions through our PayPal website and mobile application, Venmo and Xoom. Our Venmo app in the U.S. is a leading mobile application used to move money between friends and family with their mobile device. Xoom is an international money transfer service that enables our customers to send money to, pay bills for and send prepaid mobile phone reloads for family and friends around the world in a secure, fast and cost-effective way, using their mobile device or personal computers. P2P is a significant customer acquisition channel with network effects that help to establish relationships with potential PayPal users by allowing them to join our Payments Platform at the time of making or receiving payments, which drives organic customer-driven growth.

Protecting Merchants and Consumers

Protecting merchants and consumers on our Payments Platform from financial and data loss is imperative to successfully competing in the payments industry and growing our business sustainably. The risk to merchants and consumers (and their payments partners) from fraudulent activities, such as account takeover, identity theft and counterparty malicious activities, is growing. We provide merchants and consumers with protection programs on most purchase transactions completed through our Payments Platform, except for transactions using our gateway and Paydiant products. We believe that these programs, which protect both merchants and consumers from financial and data loss primarily due to fraud and counterparty non-performance, are generally much broader than similar protections provided by other participants in the payments industry. Many payments providers do not offer merchant protection in general, and those that do so generally do not provide protection for online or card not present transactions. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that they would not incur if they used our payments services. We also provide consumer protection against losses on qualifying purchases and accept claims for 180 days post transaction in the markets that we serve. We believe that this protection is generally consistent with, or better than, that offered by other payments providers. We believe that as a result of these programs, consumers can be confident that they will only be required to pay if they receive the product in the condition as described, and merchants can be confident that they will receive payment for the product that they are delivering to the customer.

Our ability to protect both consumers and merchants is based largely on our proprietary end-to-end payments platform, our ability to leverage the data we collect on both sides of the transactions, from buyers and sellers, or from senders and receivers of money, on our two-sided network. We believe mobile devices will play an important part in the future of commerce, including by creating the opportunities to make our ecosystem safer. For example, PayPal is able to use location data from mobile devices and growing protection for the mobile operating environment to reduce risk to merchants and consumers. Our ongoing investment in systems and processes designed to enhance the safety and security of our products reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

Competition

The global payments industry is highly competitive. We compete against a wide range of businesses, including banks, credit card providers, technology and ecommerce companies and traditional retailers, many of which are larger than we are, have a dominant and secure position, or offer other products and services to consumers and merchants which we do not offer. We compete against all forms of payments, including credit and debit cards; automated clearing house and bank transfers; other online payment services; mobile payments; and offline payment methods, including cash and check.
We compete primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers with our two-sided platform;

•	ability to show that merchants may achieve incremental sales by offering our end-to-end services;

•
consumer confidence in safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or the party they are paying;

•	simplicity of our fee structure;

•	ability to develop products and services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use and accessibility;

•	the technology- and payment-agnostic nature of our Payments Platform;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools such as our application programming interfaces and software development kits.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “Substantial and increasingly intense competition worldwide in the global payments industry may harm our business” for further discussion of the potential impact of competition on our business.

Research and Development

Total research and development expense was $834 million, $792 million and $747 million in 2016, 2015 and 2014, respectively.

Intellectual Property

The protection of our intellectual property, including our trademarks (particularly those covering the PayPal name), patents, copyrights, domain names, trade dress and trade secrets is important to the success of our business. We protect our intellectual property rights by relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have routinely entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to control access to and limit disclosure of our proprietary information.

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

For additional information regarding some of the risks relating to our intellectual property, including costs of protecting our intellectual property, see the information in “Item 1A. Risk Factors” under the captions “We are subject to patent litigation” and

“We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.”

Government Regulation

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy and consumer protection. Some of the laws and regulations to which we are subject were enacted recently and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. Non-compliance with laws and regulations, increased penalties and enforcement actions related to non-compliance, changes in laws and regulations or their interpretation, and the enactment of new laws and regulations applicable to us could have a material adverse impact on our business, results of operations and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets we operate.

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and globally. In the U.S., PayPal, Inc. holds licenses to operate as a money transmitter (or its equivalent), which, among other things, subjects PayPal, Inc. to reporting requirements, bonding requirements, limitations on the investment of customer funds and inspection by state regulatory agencies. Outside the U.S., we provide localized versions of our service to customers through various foreign subsidiaries. The activities of those non-U.S. entities are, or may, be supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the Australian Securities and Investment Commission, the Monetary Authority of Singapore, the Reserve Bank of India, and the Central Bank of Russia have asserted jurisdiction over some or all of our activities in country. This list is not exhaustive, as there are numerous other regulatory agencies that have or may assert jurisdiction over our activities. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

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

Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (the “CFPB”) has significant authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. As a large market participant of remittance transfers, the CFPB has direct supervisory authority over our business. The CFPB and other similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Anti-Money Laundering and Counter-Terrorist Financing. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. We have implemented a comprehensive AML program designed to prevent our payment network from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in other countries. Our AML compliance program, overseen by our compliance officer, is composed of policies, procedures and internal controls, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

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

Anti-Corruption. PayPal is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar anti-corruption laws in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to provide anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.

Additional Regulatory Developments. Various regulatory agencies continue to examine a wide variety of issues, including virtual currencies, identity theft, account management guidelines, privacy, disclosure rules, security and marketing that may impact PayPal's business.

For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of consumer privacy, data use and/or security in “Item 1A. Risk Factors” under the caption “Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2016, 2015 or 2014 accounted for more than 30% of annual net revenue.

Financial Information About Segments

We operate in one business segment and have one reportable segment. See “Note 11—Segment and Geographical Information” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information including certain financial information about our operations in the U.S. and abroad. Additionally, please see the information in “Item 1A. Risk Factors” under the caption “Our international operations are subject to increased risks, which could harm our business,” which describes risks associated with our foreign operations.

Employees

As of December 31, 2016, we employed approximately 18,100 people globally, of whom approximately 10,180 were located in the U.S. We consider our relationship with our employees to be good.

Separation from eBay Inc.

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 for the purpose of owning and operating eBay’s Payments business in connection with the separation and distribution described below. Prior to the contribution of this business to PayPal Holdings, Inc., which occurred prior to the distribution in July 2015, PayPal Holdings, Inc. had no operations. On July 17, 2015 (the “distribution date”), PayPal became an independent publicly traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the “separation” or the “distribution”). Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal’s common stock began “regular way” trading under the ticker symbol “PYPL” on The NASDAQ Stock Market on July 20, 2015. Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay’s payments business to PayPal, which was completed in June 2015.

Available Information

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at http://investor.paypal-corp.com. From time to time, we may use our investor relations site and other online and social media channels, including our PayPal Stories Blog (https://www.paypal.com/stories/us), Twitter handle (@PayPal), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/) and YouTube channel (https://www.youtube.com/paypal) to disclose material non-public information and comply with our disclosure obligations under Regulation FD. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The following discussion is divided into three sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may adversely affect our business, results of operations and financial condition. The second section, captioned “Risks Related to the Separation and Our Operation as an Independent Publicly Traded Company,” discusses some of the risks relating to our separation into an independent publicly traded company. The third section, captioned “Risks Related to Our Common Stock,” discusses some of the risks relating to an investment in our Common Stock. You should carefully review all of these sections for important information regarding risks and uncertainties that affect us, in addition to the other information appearing in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risk Factors That May Affect Our Business, Results of Operations and Financial Condition

Substantial and increasingly intense competition worldwide in the global payments industry may harm our business.

The global payments industry is highly competitive, and we compete against a wide range of businesses, many of which are larger than we are, have a dominant and secure position, or offer other products and services to consumers and merchants which we do not offer. As online and offline commerce are increasingly converging, the pace of change, innovation and disruption is also increasing. The global payments industry is rapidly changing, highly innovative and increasingly subject to regulatory scrutiny, which may negatively affect the competitive landscape. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition may also intensify as businesses against which we compete or merchants enter into business combinations and alliances, and established companies in other market segments expand to become competitive with our business. We compete against a wide range of businesses with varying roles in all forms of payments, including:

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

•
providers of mobile payments solutions that use tokenized card data approaches and contactless payments (e.g., near field communication functionality or host card emulation functionality) to eliminate the need to swipe or insert a card or enter a personal identification number or password;

•
payment-card processors that offer their services to merchants, including for “card on file” payments where the merchant invites the consumer to select a payment method for their first transaction, and subsequently uses the same payment method for subsequent transactions;

•	providers of “person-to-person” payments that facilitate individuals sending money with an email address or mobile phone number;

•	merchants and merchant associations providing proprietary payment networks to facilitate payments within their own retail network;

•	money remitters;

•	providers of card readers for mobile devices and of other point-of-sale and multi-channel technologies; and

•	providers of virtual currencies and distributed ledger technologies.

We often partner with many of these businesses and we consider the ability to continue establishing these partnerships as important to our business. Competition for relationships with these partners is very intense and there can be no assurance we will be able to continue to establish, grow or maintain these partner relationships.

We also face competition and potential competition from:

•	services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit;

•	issuers of stored value targeted at online payments;

•	other global online payment-services providers;

•	other providers of online account-based payments;

•	payment services targeting users of social networks and online gaming, including those offering billing to the consumer’s mobile phone account;

•	mobile payment services between bank accounts;

•	payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account;

•	ecommerce services that provide special offers linked to a specific payment provider;

•	services that help merchants accept and manage virtual currencies; and

•	electronic funds transfer services as a method of payment for both online and offline transactions, particularly in Germany and the Netherlands.

Some of these competitors have greater customer bases, volume, scale, resources, and market share than we do, which may provide significant competitive advantages. Some of our competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements. They may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative programs and services that adversely impact our growth.

We compete primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers;

•	ability to show that merchants will achieve incremental sales by offering our PayPal services;

•
consumer confidence in safety and security of transactions on our Payments Platform, including the ability for consumers to use our PayPal products and services without sharing their financial information with the merchant or the party they are paying;

•	simplicity of our fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use and accessibility;

•	the technology- and payment-agnostic nature of our Payments Platform;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools, such as our application programming interfaces and software development kits.

If we are not able to differentiate our business from those of our competitors, drive value for our customers, or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter, which may result in significant fluctuations in our operating results that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter. As a result, our operating and financial results have varied on a quarterly basis during our limited operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock could decline, perhaps substantially, as a result of the factors described in this paragraph.

Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events have negatively impacted global and regional financial markets in the past, and uncertainty about global and regional economic events and conditions may result in consumers and businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values, and other factors. These and other global and regional economic events and conditions could have a material adverse impact on demand for our products and services, including a reduction in the volume and size of transactions on our Payments Platform. In addition, any financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility or distress in the fixed income, credit, currency, and equity markets, which could have a material adverse impact on our business.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues could decline.

Rapid, significant, and disruptive technological changes continue to impact the industries in which we operate, including developments in payment card tokenization, mobile, social commerce (i.e., ecommerce through social networks), authentication, virtual currencies, distributed ledger technologies, near field communication and other proximity payment devices, such as contactless payments. We cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay significant transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, and nominal fees when consumers fund payment transactions from an existing PayPal account balance or through our PayPal Credit products. Our financial success is sensitive to changes in the rate at which our consumers fund payments using credit and debit cards (collectively, “payment cards”), which can significantly increase our costs. While we provide consumers with the opportunity to use their existing PayPal account balance to fund payment transactions, some of our consumers may prefer to use payment cards, especially if these payment cards offer functionality and benefits not associated with the use of their bank accounts. Some of our offerings, including the ability of consumers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than our basic product offering. An increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions by electronic transfer of funds from bank accounts or existing PayPal account balances, could materially and adversely affect our financial performance and significantly harm our business. Some of our plans to lower our funding costs, including our PayPal Credit products and enabling consumers to defer payment for a short period of time on some transactions, may increase the risk to us of nonpayment by consumers.

Negotiated arrangements with payment card networks and/or issuing banks, promoting greater choice and options for consumers to fund payment transactions could have an uncertain impact on our business. We have entered into a strategic partnership with partners such as Visa U.S.A. Inc. (“Visa”), MasterCard International Incorporated (“MasterCard”) and DFS Services LLC (“Discover”) to make it easier for merchants to accept and consumers to pay with these partners’ credit and/or debt cards and allow us to gain access to these partners tokenization services for in-store point of sale PayPal transactions. While we anticipate these and similar strategic partnerships we may enter in the future will result in an increase in the number of transactions and transaction volume that we process, we also anticipate that a greater percentage of customer transactions will be executed using a credit or debit card, which would likely increase our funding costs. If our transaction volume does not increase as expected, our business and results of operations could be adversely affected due to increased costs associated with our funding mix.

Our business is subject to cyberattacks and security and privacy breaches.

Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. In addition, a significant number of our customers authorize us to bill their payment card or bank accounts directly for all transaction and other fees charged by us. We have built our reputation on the premise that our Payments Platform offers customers a secure way to make payments. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions, and government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including, among others, hacking into our systems or facilities or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We believe that PayPal is a particularly attractive target for such breaches and attacks due to our name and brand recognition and the widespread adoption and use of our products and services. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Any actual or perceived breach of our security could interrupt our operations, result in our systems or services being unavailable, result in improper disclosure of data, materially harm our reputation and brands, result in significant legal and financial exposure, lead to loss of customer confidence in, or decreased use of, our products and services, and adversely affect our business and results of operations. In addition, any breaches of network or data security at our customers, partners or vendors (including data center and cloud computing providers) could have similar negative effects. Actual or perceived vulnerabilities or data breaches may lead to claims against us.

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We also expect to expend significant additional resources to protect against security or privacy breaches, and may be required to redress problems caused by breaches. Among other reasons, financial services regulators in various jurisdictions, including the U.S. and the European Union (“EU”), have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business. Additionally, while we maintain insurance policies, they may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.

Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

Our systems and those of our services providers and partners may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Our systems also may be subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans, which may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and expect to continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Our business is subject to cyberattacks and security and privacy breaches.”

Our Payments Platform has experienced significant intermittent unavailability. Reliability is particularly critical for us because the full-time availability of our products and services is critical to our goal of gaining widespread acceptance among consumers and merchants for digital payments. We have undertaken certain system upgrades and re-platforming efforts designed to improve our reliability and speed. These efforts are costly and time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Because we are a regulated financial institution in certain jurisdictions, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that we need to expand our business.

We also rely on facilities, components and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities, components or services, experience operational interference or disruptions, breach their agreements with us, or fail to meet our expectations, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction, damage to our reputation and brands, and materially and adversely affect our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.

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

In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa’s or MasterCard’s interchange fees and practices violate antitrust law. In the U.S., the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. In the EU, the Multilateral Interchange Fee Regulation limits credit and debit interchange fees for payments and imposes business rules on card processing services. Any material change in credit or debit card interchange rates in the U.S. or other markets, including as a result of changes in interchange fee limitations, could adversely affect our competitive position against traditional credit and debit card service providers. Future changes to those regulations could potentially have an adverse effect on our business.

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

We also incur substantial losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, they could potentially result in our losing the right to accept payment cards for payment, which would harm our business. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be harmed.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. Additionally, in connection with providing our services in multiple currencies, we generally set our foreign exchange rates twice per day. We may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set them. Given that we also hold some corporate and customer funds in non-U.S. currencies, our financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. While we regularly enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade (i.e., transactions where the merchant or consumer are in different countries) is an important source of our revenue and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets.

Cross-border trade is subject to, and may be impacted by, foreign exchange rate fluctuations. In addition, the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade. Changes to or the interpretation and/or application of laws applicable to cross-border trade could impose additional requirements (which may impose conflicting obligations) and restrictions on cross-border trade and increase the costs associated with cross-border trade. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the EU (“Brexit”). Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our customers and companies with which we do business, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
we could lose our ability for our EU operations to passport into the U.K. market through the banking license of PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg, and our corresponding ability to work with Luxembourg regulators as the lead authority for various aspects of our U.K. operations;

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

Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impacts key aspects of our business, please see “Item 1. Business—Government Regulation” in this Annual Report on Form 10-K. Our business is also subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including, but not limited to, those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy, payment services (including payment processing and settlement services), consumer protection, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the Internet, mobile and related technologies outside of the U.S. often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.

Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; increase regulatory scrutiny of our business; restrict our operations; force us to change our business practices, make product or operational changes or delay planned product launches or improvements. The foregoing could, individually or in the aggregate, expose us to significant liability, impose significant costs, require us to expend substantial resources, increase the cost and complexity of compliance, damage our brands and business, make our products and services less attractive, result in the loss of customers, limit our ability to grow the business, adversely affect our results of operations, and harm our reputation. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws, and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Venmo and Xoom branded products and services. As a licensed money transmitter, PayPal is subject to restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.

While we currently allow our customers with credit cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect our ability to grow our business in these markets. Of the markets whose residents can use our PayPal services, almost 30 of them are in member states of the EU.

We provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are members of the EU may each have different and potentially inconsistent interpretations of regulations implementing the EU Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 and will need to be implemented into national legislation by January 2018. The implementation of the PSD2 may negatively affect our business. Finally, if PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) determines that PayPal (Europe) is a significant supervised entity or that some activity of PayPal (Europe) is subject to oversight by the ECB, PayPal (Europe) or certain of its activities could become directly regulated by the ECB in addition to the Luxembourg regulator, the Commission de Surveillance du Secteur Financier, as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.

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

We are also subject to regulation in other markets in which we do business and we have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where we provide our services. There can be no assurance that we will be able to obtain any such licenses, certifications, and approvals. Even if we were able to obtain such licenses, certifications, and approvals, there are substantial costs and potential product changes involved in maintaining such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing any products or services in a given market.

In many other countries it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange transactions in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through local banks or otherwise prohibit us from doing business in a country. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing any products or services in a given market. For example, in June 2016, we suspended our operations in Turkey following cease and desist instructions from Turkey’s regulatory body, Bankacýlýk Düzenleme Ve Denetleme Kurumu (“BDDK”), following the BDDK’s rejection of our application for an e-money payments license.

Consumer Protection

The financial services sector is subject to significant regulation and we are subject to consumer protection laws and regulations in the countries in which we operate. In the U.S., we are subject to federal and state consumer protection laws and regulations applicable to our activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”). Under such regulations we are required to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

In October 2016, the CFPB issued a final rule on prepaid accounts with an effective date of October 1, 2017. The rule’s definition of prepaid account includes certain loadable accounts whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Credit Card Accountability Responsibility and Disclosure Act of 2009 credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. We are evaluating the rule and its requirements. Implementation of the rule could require us to make substantial changes to our business practices and the design of certain products, allocate additional resources, and increase our costs, which could negatively affect our business.

In May 2015, we entered into a Stipulated Final Judgment and Consent Order (“Consent Order”) with the CFPB in which we settled regulatory claims arising from PayPal Credit practices between 2011 and 2015. The Consent Order included obligations on PayPal to pay $15 million in redress to consumers and a $10 million civil monetary penalty, and required PayPal to make various changes to PayPal Credit disclosures and related business practices. We continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order, which may result in us incurring additional costs.

PayPal (Europe) offers its services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Economic and Trade Sanctions

We are subject to U.S. economic and trade sanctions administered by OFAC. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and continue to be required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. In the EU, the implementation of the Fourth Anti-Money Laundering Directive and the regulation on information accompanying transfer of funds (commonly known as the Revised Wire Transfer Regulation), which both come into effect on June 26, 2017, could make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with the Fourth Anti-Money Laundering Directive could include fines of up to 10% of PayPal (Europe)’s total annual turnover. The EU institutions are also proposing changes to the Fourth Anti-Money Laundering Directive which could be even more stringent.

Privacy and Protection of User Data

We are subject to a number of laws, rules and directives (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, collection, use and sharing of data is increasing on a global basis. There is uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws can result in significant penalties and damage to our brand and business. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers. A determination that there have been violations of privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.

In October 2015, the European Court of Justice ruled that the U.S.-EU Safe Harbor framework clauses, one compliance method by which companies could transfer personal data regarding citizens of the EU to the U.S., could no longer be relied upon. The U.S. and EU authorities have agreed in principle on a replacement for Safe Harbor known as “Privacy Shield”. The Privacy Shield approach has not been fully endorsed by all relevant parties and there have already been challenges to this initiative in the European justice system. PayPal has chosen to adopt EU model clauses published by the European Commission as a basis for the export of data from the EU to the U.S. for those parts of our business that had previously relied on Safe Harbor. In addition, because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a recent European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and which may even conflict with, those in Luxembourg.

In addition, because of the large number of text messages, emails, phone calls and other communications we send or make to our customers for various business purposes, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), in the U.S., plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We have been, are, and may continue to be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the large number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

The EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect in 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. We are evaluating the rule and its requirements. Implementation of the GDPR could require changes to certain of our business practices, thereby increasing our costs.

We post on our websites and applications our privacy policies and practices regarding the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Data protection, privacy and information security have become the subject of increasing public, media and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As part of our currency hedging activities, we enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and financial institutions are also lenders under our revolving credit facility. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business.

As PayPal is neither a chartered financial institution nor licensed to make loans in any state in the U.S., we rely on a third-party chartered financial institution to issue the PayPal Credit consumer product in the U.S., and a different chartered financial institution to issue the PayPal Working Capital product in the U.S. Both of these chartered financial institutions are industrial banks chartered by the State of Utah. In the event of a termination or interruption in the ability of the chartered financial institution that currently issues the PayPal Credit consumer product in the U.S. to lend under the PayPal Credit consumer product, the chartered financial institution that issues the PayPal Working Capital product in the U.S. has agreed to take ownership of (and originate loans with respect to) all PayPal Credit consumer accounts. Nevertheless, any termination or interruption of either bank’s ability to lend could result in the inability or unwillingness to originate any new PayPal Credit or PayPal Working Capital loans. In the event of either bank’s inability or unwillingness to lend, we would either need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all, and obtaining a bank charter or lending licenses would be a time-consuming and costly process and would subject us to additional laws and regulatory requirements, which could be burdensome and increase our costs. In addition, our commercial relationships with third parties which are federally supervised U.S. financial institutions could subject us to examination by their federal banking regulators with respect to certain services that we provide.

In 2015, the U.S. Second Circuit Court of Appeals, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the buyer after charge-off. A petition to the U.S. Supreme Court to review the decision was denied in June 2016, and the case has been remanded to the lower court to be determined in accordance with the ruling of the Second Circuit. The decision has resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. Although the Madden decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like those that we rely on to issue our loan products in the U.S. Although we believe the Madden case can be distinguished from the manner in which we offer our credit products, there can be no assurances as to the outcome of any potential litigation, or that the possible impact of such litigation will not have a material adverse impact on our business.

Our credit products expose us to additional risks.

Our PayPal Credit and PayPal Working Capital products are offered to a wide range of consumers and merchants, and the financial success of these products depends on the effective management of the risk related to these products. The lender for the PayPal Credit product extends credit using proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on their past purchasing and payment history with PayPal as well as their credit scores. Similarly, to assess a merchant who wishes to obtain a PayPal Working Capital advance, among other indicators, the lender applies a proprietary risk model to help predict the merchant's ability to repay the working capital advance. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions about the particular consumer or merchant or the economic environment or limited transaction history, among other factors. The accuracy of these risk models and the ability of the lender and our ability to manage credit risk related to our PayPal Credit and PayPal Working Capital products may also be affected by legal or regulatory changes, competitors’ actions, changes in consumer behavior, changes in the economic environment and other factors.

Like other businesses with significant exposure to losses from consumer and merchant credit, we face the risk that PayPal Credit and PayPal Working Capital account holders will default on their payment obligation, creating the risk of potential charge-offs. The non-payment rate among account holders may increase due to, among other things, changes to underwriting standards, worsening economic conditions, such as a recession or greater austerity in various countries, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We purchase receivables related to our PayPal Credit products, and originated loans with respect to our PayPal Working Capital Products. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, our business could be harmed.

Our international expansion of our PayPal Credit product offerings exposes us to additional risks, including those discussed below under the risk factor titled “Our international operations are subject to increased risks, which could harm our business.”

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.

War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global or regional basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Changes to our buyer and seller protection programs could increase our loss rate.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions. In 2015, we increased the scope of our buyer protection program to cover digital goods and intangible goods and services. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card issuer (usually a bank), which in turn will seek recovery from us. The risk of losses from our buyer and seller protection programs are specific to individual buyers, sellers and transactions, and may also be impacted by regional variations to these programs, modifications to these programs resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered by one or more of these programs. Upon PayPal becoming an independent publicly traded company on July 17, 2015, we extended our protection programs in several countries to cover certain customers’ purchases on eBay, and our costs associated with these programs have therefore increased. Increases in our loss rate, including as a result of changing our buyer and seller protection programs, could harm our business.

Our international operations are subject to increased risks, which could harm our business.

Our international operations have generated approximately one-half of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, and the foreign currency risks discussed earlier in this “Risk Factors” section under the caption “We are exposed to fluctuations in foreign currency exchange rates,” there are risks inherent in doing business internationally on both a domestic (i.e., in-country) and cross-border basis, including:

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

•	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	antitrust and competition regulations;

•	potentially adverse tax developments and consequences;

•	economic uncertainties relating to sovereign and other debt;

•	different, uncertain, or more stringent user protection, data protection, privacy, and other laws;

•	risks related to other government regulation or required compliance with local laws;

•	data localization requirements;

•	risks related to multiple overlapping legal or regulatory regimes, which may impose conflicting requirements on us;

•	national or regional differences in macroeconomic growth rates;

•	local licensing and reporting obligations; and

•	increased difficulties in collecting accounts receivable.

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

We are exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our balance sheet as customer accounts. A low interest rate environment or reductions in interest rates may negatively impact our investment income and our net income. In addition, fluctuations in interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable which could have an adverse effect on our net income.

In July 2015, we entered into a revolving credit facility. As a result, to the extent of our borrowings under the facility, which bear interest at a floating rate, we will be exposed to interest rate fluctuations.

Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, or to facilitate other illegal activity. Certain activity that may be legal in one country may be illegal in another country, and a merchant may intentionally or inadvertently be found responsible for importing or exporting illegal goods, resulting in liability for us. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government authorities. Intellectual property rights owners or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume or increased costs could harm our business.

Our failure to manage our customer funds and the assets underlying our customer funds properly could harm our business.

We hold a substantial amount of funds belonging to our customers, including deposits in customer accounts and funds being remitted to sellers of goods and services. Our ability to manage and account accurately for the assets underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. For example, in March 2016, as approved by the Supervisory Board of PayPal (Europe) and as permitted by the CSSF, certain European customer balances held in our Luxembourg banking subsidiary are being used to extend credit to our European customers. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business.

We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. An increasing number of jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, other countries, or the European Commission, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without foundation, may be very expensive to defend or respond to, involve negative publicity and substantial diversion of management time and effort, and could result in reputational harm, significant judgments against us, or require us to change our business practices.

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

Such claims may be brought directly against us or against our customers whom we may indemnify either because we are contractually obligated to do so or we choose to do so as a business matter. We believe that an increasing number of these claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, are time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business.

We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.

The protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality and invention assignment agreements entered into with our employees and contractors and confidentiality agreements with parties with whom we conduct business.

Effective intellectual property protection may not be available in every country in which our products and services are made available. We may be required to expend significant time and expense in order to prevent infringement or to enforce our rights.
Although we have generally taken measures to protect our intellectual property rights, there can be no assurance that we will be successful in protecting or enforcing our rights in every jurisdiction, or that contractual arrangements and other steps that we have taken to protect our intellectual property will prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. If we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, the value of our brands could be diminished and our business could be adversely affected. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could diminish the value of our intangible assets and materially harm our business.

As the number of products in the technology and payments industries increases and the functionality of these products further overlaps, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to intellectual property infringement and other claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is often uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, and require us to, among other things, stop providing transaction processing and other payment-related services or redesign, stop selling our products or services, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries or requests, and other proceedings involving competition and antitrust law, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services, escheatment of unclaimed or abandoned property, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to Internet and mobile commerce, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws, rules and regulations.

The scope, outcome and impact of claims, lawsuits, government investigations, and proceedings that we are subject to cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, reputational damage, and other factors. Determining reserves for our pending litigation and regulatory proceedings is a complex, fact-intensive process that is subject to management’s judgment. Resolving one or more such legal and regulatory proceedings could potentially require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially and adversely affect our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain products or services, requiring a change in our business practices in costly ways or development of non-infringing or otherwise altered products or technologies. Any of these consequences could materially and adversely affect our business.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world. Any adverse outcome of any such audit or review could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by earnings being lower than anticipated, or by the incurrence of losses, in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Various levels of government, such as U.S. federal and state legislatures, and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the EU, are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. Any such tax reform or other legislative or regulatory actions could increase our effective tax rate.

We and our merchants may be subject to sales reporting and record-keeping obligations.

A number of U.S. states, the U.S. federal government and foreign countries have implemented or are in the process of implementing reporting or record-keeping obligations on companies that engage in or facilitate ecommerce to improve tax compliance. Additionally, a number of jurisdictions are reviewing whether payment service providers and other intermediaries could be deemed the legal agent of merchants for certain tax purposes. We have modified our software to meet known requirements and expect further modifications will be required to comply with future requirements, which may change our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, impact our ability to do business in certain jurisdictions, and harm our business.

Acquisitions, joint ventures, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

Acquisitions, joint ventures, strategic investments, and other strategic transactions are important elements of our overall corporate strategy. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as joint ventures, strategic investments, and commercial and strategic partnerships. These transactions may involve significant challenges and risks, including:

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

•
the need to implement or improve controls, procedures and policies appropriate for a larger public company at companies that, prior to acquisition, may have lacked such controls, procedures and policies or whose controls, procedures and policies did not meet applicable legal, regulatory and other standards;

•	potential exposure to new or increased regulatory oversight and regulatory obligations associated with new products or entry into new markets;

•	risks associated with our expansion into new international markets;

•	risks associated with the complexity of entering into and effective managing joint ventures, strategic investments, and other strategic partnerships

•	lawsuits resulting from the transaction;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	the potential loss of key employees following the transaction;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure and additional complexity and costs of compliance; and

•
our dependence on the accounting, financial reporting, operating metrics and similar systems, controls and processes of acquired businesses and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our financial statements or make it more difficult to manage the acquired business.

At any given time we may be engaged in discussions or negotiations with respect to one or more of these or other types of transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

Joint ventures and minority investment inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management or other persons or entities who control them may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including the following:

•	networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	unaffiliated third-party lenders to make consumer and merchant loans originated in the U.S. for our PayPal Credit and PayPal Working Capital products, respectively;

•	third parties that provide loan servicing and customer statements processing;

•	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

Third parties that we rely on to process transactions may fail or refuse to process transactions adequately, and these and other third parties on whom we rely may breach their agreements with us, refuse to renew these agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services. Financial or regulatory issues, labor issues, or other problems that prevent these third parties from providing services to us or our customers could harm our business. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction, damage our reputation, and harm our business.

Price increases or financial penalties by, or service terminations, disruptions or interruptions at, companies that we rely on to provide services to us or our customers could disrupt our operations and harm our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, there can be no assurance that third parties who provide services directly to us or our customers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our customers on acceptable terms, including as a result of bankruptcy or other business interruption, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.

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

We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We have entered into strategic partnerships with Visa, MasterCard and Discover to further expand our relationship with these companies in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing these companies' credit and debit cards. As part of those agreements, we will gain access to each of these partner's tokenization services in the U.S. for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. As we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

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

Our success largely depends on key personnel. Because competition for our key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of key personnel could harm our business.

Our future performance depends substantially on the continued services of key personnel, including our executive team and other highly skilled employees, and our ability to attract, retain, and motivate such personnel. Competition for key personnel is intense, especially in the San Francisco Bay Area, where our corporate headquarters are located and where the cost of living is high, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the technology and payments industries, job candidates often consider the value of the equity awards they would receive in connection with their employment, and fluctuations in our stock price, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other technology or payments companies, may make it more difficult to attract, retain, and motivate employees. We are limited in our ability to recruit internationally by restrictive domestic immigration laws or policies. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our key personnel, or our inability to attract highly qualified key personnel, could harm our business.

We are subject to risks associated with information disseminated through our products and services.

Companies providing online services may be subject to claims relating to information disseminated through them, including claims alleging defamation, libel, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, among other things. The laws relating to the liability of companies providing online services for information disseminated through their services are subject to frequent challenges both in the U.S. and foreign jurisdictions. We are also subject to potential liability to third parties for the customer-provided content on our products and services, particularly in jurisdictions outside the U.S. where the applicable laws are unsettled. If we become liable for information provided by our customers and carried on our products and services, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain product or service offerings, which could harm our business.

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

On July 17, 2015, we became an independent publicly traded company through the pro rata distribution by eBay Inc. of 100% our outstanding common stock to eBay’s stockholders (which we sometimes refer to as the “separation” or the “distribution”). eBay received an opinion from its outside legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of eBay and of us, including those relating to the past and future conduct of eBay and of us. If any of these representations, statements or undertakings were, or became, inaccurate or incomplete, or if eBay or we breach any of our respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding the opinion of counsel, the IRS could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if the IRS determines that any of these representations, assumptions, or undertakings upon which such opinion was based are incorrect or have been violated or if the IRS disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. The IRS did not provide any opinion in advance of the separation that our proposed transaction is tax-free.

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

We may not be able to engage in desirable strategic or capital-raising transactions for a period of time following the separation. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

To preserve the tax-free treatment to eBay of the separation and the distribution, under the tax matters agreement that we entered into with eBay, for a period of time following the distribution, we are generally prohibited from taking certain actions that prevent the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we or our stockholders consider desirable or may prevent us from engaging in certain capital-raising transactions.

We have limited history of operating as an independent, publicly traded company in our current form, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K were derived in part from the consolidated financial statements and accounting records of eBay and do not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, independent, publicly traded company during the periods presented or those that we will achieve in the future, primarily as a result of the factors described below:

•
Prior to the separation, our business was operated by eBay as part of its broader corporate organization, rather than as an independent company. eBay or its affiliates performed various corporate functions for us, such as legal, finance, treasury, accounting, tax, auditing, human resources, certain compliance functions, and public affairs. Our historical financial results prior to separation reflect allocations of corporate expenses from eBay for such functions, which are likely to be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company. In addition, we may need to significantly increase our investment in certain of these functions to ensure appropriate levels of administrative, legal and regulatory compliance.

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

•
As a part of eBay, we benefited from, among other things, the acquisition of new customers from eBay, capital to fund acquisitions, investments and credit, and data from eBay that helped us to manage risks and maintain a low loss rate. In addition, being a part of eBay enabled us to leverage eBay’s technology capabilities, data, commerce platforms and relationships with retailers, brands and large merchants worldwide. The loss of these synergies and benefits could adversely affect our results of operations and financial condition.

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

We may continue to experience significant changes in our cost structure, management, financing, and business operations as a result of operating as an independent company separate from eBay. For additional information, please see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

eBay remains a significant source of our revenues.

We continue to derive a significant amount of revenues and operating income from eBay. Our relationship with eBay is governed in part by an operating agreement that was entered into at separation and has a term of five years. When our operating agreement with eBay expires, or if it is terminated prior to its expiration, or if there is a significant change in our relationship with eBay, including if eBay becomes a merchant of record, eliminates or modifies any of its risk management or customer protection programs, directs transactions to a different provider of payment services or offers eBay customers more payment options, our business could be materially harmed.

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

Because of their current or former positions with eBay, certain of our directors own eBay common stock and equity awards. Following the separation, even though our board of directors consists of a majority of directors who are independent, some of our directors continue to have a financial interest in eBay common stock and equity awards. In addition, one of our directors continues to serve on the eBay board of directors. Continuing ownership of eBay common stock and equity awards or service as a director at both companies could create, or appear to create, potential conflicts of interest if we and eBay were to have disagreements about the agreements between us or face decisions that could have different implications for us and eBay.

Risks Related to Our Common Stock

The price of our common stock has fluctuated and may continue to fluctuate significantly.

The price of our common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in our capital structure;

•	speculation, coverage or sentiment in the media or the investment community;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which we operate; and

•	market conditions or trends in the payments industry, the industries of merchants and the domestic and worldwide economy as a whole.

Our amended and restated certificate of incorporation designates the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

Our amended and restated certificate of incorporation provides that unless the corporation otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Certain provisions in our amended and restated certificate of incorporation and bylaws may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of deterring coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and by encouraging prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the fact that directors may not be elected, removed or replaced at stockholder-requested special meetings unless a person, entity or group owns at least a majority of our outstanding common stock;

•	the right of our board to issue preferred stock and to determine the voting, dividend and other rights of preferred stock without stockholder approval; and

•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors in most circumstances and to determine the size of our board of directors;

•	the prohibition on stockholders acting by written consent; and

•	the absence of cumulative rights in the election of directors.

We have also elected not to be governed by Section 203 of the DGCL, which provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock. Our amended and restated certificate of incorporation, however, contains a provision that generally mirrors Section 203 of the DGCL, except that it provides for a 20% threshold instead of the 15% provided for by the DGCL. These provisions could delay or prevent a change of control that our stockholders may favor.

Certain of the above provisions were added pursuant to the agreement between eBay Inc. and certain entities under the control of Carl C. Icahn. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of our stock (including preferred stock) could trigger the application of Section 355(e) of the Code. For a discussion of Section 355(e), see “Material U.S. Federal Income Tax Consequences” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission. Under the tax matters agreement, in such circumstances, we would be required to indemnify eBay for any resulting taxes, which could materially and adversely affect us. Moreover, this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable. Please refer to “Certain Relationships and Related Person Transactions” and “Description of PayPal’s Capital Stock” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission for a more detailed description of these agreements and provisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the U.S. and other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. As of December 31, 2016, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.2	—	1.2
Leased facilities	1.0	1.4	2.4
Total facilities	2.2	1.4	3.6
We own a total of 22 acres of land in the U.S. Our corporate headquarters are located in San Jose, California and occupy approximately 0.7 million of owned square feet.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under “Note 12—Commitments and Contingencies—Litigation and Regulatory Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began “regular way” trading under the ticker symbol “PYPL” on The NASDAQ Stock Market on July 20, 2015. The following table sets forth the range of market prices as reported by The NASDAQ Stock Market for the period from July 20, 2015 to December 31, 2016.

	High	Low
Year Ended December 31, 2015
Third Quarter (July 20, 2015 - September 30, 2015)	$42.55	$30.00
Fourth Quarter	$38.52	$30.75

	High	Low
Year Ended December 31, 2016
First Quarter	$41.75	$30.52
Second Quarter	$41.49	$34.00
Third Quarter	$41.30	$35.72
Fourth Quarter	$44.52	$38.06

As of February 2, 2017, there were approximately 3,932 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Activity

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

The stock repurchase activity under our stock repurchase program during the three months ended December 31, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized for Repurchases
	(In millions, except per share amounts)
Period ended October 31, 2016	—	—	—	$1,055
Period ended November 30, 2016	1.3	$38.92	$50	$1,005
Period ended December 31, 2016	—	—	—	$1,005
	1.3		$50
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data reflect the consolidated operations of PayPal. PayPal derived the selected consolidated income statement data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 as set forth below, from its audited consolidated financial statements, which are included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. PayPal derived the selected consolidated income statement data for the year ended December 31, 2013 and selected consolidated balance sheet data as of December 31, 2014 from audited consolidated financial statements not included in this Annual Report on Form 10-K. PayPal derived the selected consolidated income statement data for the year ended December 31, 2012 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 from PayPal’s underlying financial records, which were derived from the financial records of eBay. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Consolidated Statement of Income Data:
Net revenue	$10,842	$9,248	$8,025	$6,727	$5,662
Operating income	1,586	1,461	1,268	1,091	880
Net income	1,401	1,228	419	955	778
Net income per share:
Basic	$1.16	$1.00	$0.34	$0.78	$0.64
Diluted	$1.15	$1.00	$0.34	$0.78	$0.64
Weighted average shares(1)(2):
Basic	1,210	1,222	1,218	1,218	1,218
Diluted	1,218	1,229	1,224	1,224	1,224
Consolidated Balance Sheet Data:
Total assets	$33,103	$28,881	$21,917	$19,160	$16,183
Total long-term liabilities	1,513	1,505	386	509	428
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the years ended December 31, 2014, 2013, and 2012 were calculated using the number of common shares distributed on July 17, 2015.
2 The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management's Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the audited consolidated financial statements and the related notes that appear elsewhere in this report.

Separation from eBay Inc.

On September 30, 2014, eBay Inc. (“eBay”) announced its intent to separate its payments business into an independent, publicly traded company. To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc. (“PayPal Holdings”) which is now the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. In June 2015, the board of directors of eBay approved the separation (the “separation”) of eBay's payments business through the distribution (the “distribution”) of 100% of the outstanding common stock of PayPal Holdings to eBay's stockholders. PayPal Holdings' registration statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission on June 29, 2015. On July 17, 2015 (the “distribution date”), PayPal Holdings became an independent publicly traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal Holdings to eBay stockholders. Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal Holdings common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal Holdings common stock were distributed on July 17, 2015 to eBay stockholders. PayPal Holdings' common stock began “regular way” trading under the ticker symbol “PYPL” on The NASDAQ Stock Market on July 20, 2015.

Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal Holdings, which was completed in June 2015 (the “capitalization”). The consolidated financial statements prior to the capitalization were prepared on a stand-alone basis and were derived from eBay's consolidated financial statements and accounting records. The consolidated financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of eBay prior to the capitalization. Following the capitalization, our consolidated financial statements include the accounts of PayPal Holdings and its wholly-owned subsidiaries. The consolidated financial position, results of operations and cash flows as of dates and for periods prior to the separation may not be indicative of what our financial position, results of operations and cash flows would have been as a separate stand-alone entity during the periods presented, nor are they indicative of what our financial position, results of operations and cash flows may be in the future. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “PayPal” refer to PayPal Holdings and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to the separation, the consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that had been historically held at the eBay corporate level but were specifically identifiable and attributable to the payments business.

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products, compose our proprietary Payments Platform.

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

The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations. Brexit could adversely affect the U.K., European and worldwide economic and market conditions and could contribute to instability in regional or global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. In 2016, 2015 and 2014, net revenues generated from our U.K. operations constituted 12%, 13% and 14%, respectively, of total net revenues. In 2016, 2015 and 2014, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues. For additional information on how Brexit could affect our business, see “Item 1A. Risk Factors” under the caption—“The United Kingdom’s departure from the European Union could adversely affect us.”

Information security risks for global payments and technology companies have significantly increased in recent years. Although we are not aware of any material impacts relating to cyber-attacks or other information security breaches on our Payments Platform, there can be no assurance that we are immune to these risks and will not suffer such losses in the future. See “Item 1A. Risk Factors” under the caption—“Our business is subject to cyberattacks and security and privacy breaches.”

Overview of Results of Operations

The following table provides a summary of our consolidated operating results for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			Percent Increase/(Decrease)
	2016	2015	2014	2016	2015
	(In millions, except percentages and per share amounts)
Net revenues	$10,842	$9,248	$8,025	17%	15%
Operating expenses	9,256	7,787	6,757	19%	15%
Operating income	1,586	1,461	1,268	9%	15%
Operating margin	15%	16%	16%	**	**
Income tax expense	230	260	842	(12)%	(69)%
Effective tax rate	14%	17%	67%	**	**
Net income	$1,401	$1,228	$419	14%	193%
Net income per diluted share(1)(2)	$1.15	$1.00	$0.34	15%	192%
Net cash provided by operating activities	$3,158	$2,546	$2,220	24%	15%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the year ended December 31, 2014 was calculated using the number of common shares distributed on July 17, 2015.
(2) The weighted average number of common shares outstanding for diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.
** Not Meaningful

Net revenues increased $1.6 billion, or 17%, in 2016 and $1.2 billion, or 15%, in 2015. The increase was primarily driven by growth in TPV (as defined below under “Net Revenues”) of 26% in 2016 and 20% in 2015. Net revenues from Xoom (acquired in November 2015) contributed two percentage points to the 2016 growth rate and had no impact to the 2015 growth rate.

Total operating expenses increased $1.5 billion, or 19%, in 2016 and $1 billion or 15% in 2015. The increase in 2016 was due primarily to an increase in transaction expense and transaction and loan losses and higher other operating expenses incurred to operate as an independent public company (primarily in customer support and operations, general and administrative, and depreciation and amortization), partially offset by a decrease in restructuring expense. The increase in total operating expense in 2015 was primarily due to an increase in transaction expense, transaction and loan losses, general and administrative, and customer support and operations expense. Xoom operating expenses contributed three percentage points to the 2016 growth rate and one percentage point to the 2015 growth rate.

Operating income increased $125 million, or 9%, in 2016 and $193 million, or 15% in 2015. Operating income increased in 2016 and 2015 primarily due to the increase in net revenues and total operating expenses increasing less compared to the increase in net revenues from operating efficiencies. Xoom had a four percentage points negative impact to 2016 growth rates and a one percentage point negative impact to 2015 growth rates. Our operating margin was 15%, 16% and 16% in 2016, 2015 and 2014, respectively. Operating margin decreased in 2016 primarily due to growth in our transaction expense and transaction and loan losses which together increased 30% in 2016 compared to 2015. Operating margin was flat in 2015 compared to 2014.

Net income increased by $173 million, or 14%, in 2016 and $809 million, or 193%, in 2015. The increase in net income in 2016 was attributable to an increase in operating income of $125 million, a decrease in income tax expense of $30 million and an increase in other income (expense), net of $18 million. The increase in net income in 2015 was attributable to an increase in operating income of $193 million and a decrease in income tax expense of $582 million primarily resulting from the recognition of deferred tax liabilities in 2014 relating to undistributed foreign earnings of certain foreign subsidiaries for 2013 and prior years.

Non-GAAP financial measures
The following table provides a summary of our consolidated non-GAAP financial measures for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			Percent Increase/(Decrease)
	2016	2015	2014	2016	2015
	(In millions, except percentages and per share amounts)
Non-GAAP operating income	$2,174	$1,975	$1,648	10%	20%
Non-GAAP operating margin	20%	21%	21%	**	**
Non-GAAP income tax expense	$394	$402	$298	(2)%	35%
Non-GAAP net income	$1,825	$1,588	$1,343	15%	18%
Non-GAAP net income per diluted share(1)(2)	$1.50	$1.29	$1.10	16%	18%
Free Cash Flow	$2,489	$1,824	$1,728	36%	6%
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
(2) The weighted average number of common shares outstanding for diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.
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
Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2016, 2015 and 2014, we generated approximately 47%, 50% and 52% of our net revenues from customers domiciled outside of the United States, respectively. During each of these periods, the United Kingdom (“U.K.”) was the only country, other than the United States, where we generated more than 10% of total net revenues in. In 2016, 2015 and 2014, net revenues generated from the EU (excluding the U.K.) constituted approximately 20%

of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in countries outside of the U.S. as discussed under “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition.”
We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges to help reduce the impact on earnings from foreign currency exchange rate movements. However, it is impossible to predict or eliminate the effects of this exposure. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the years ended December 31, 2016 and 2015, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2016	2015
	(in millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(196)	$(527)
Hedging impact	119	182
Unfavorable impact to net revenues	(77)	(345)
Favorable impact to operating expense	86	310
Net impact to operating income	$9	$(35)

Additionally, in connection with our services in multiple currencies, we generally set our foreign currency exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of currency exchange rate movements on our assets and liabilities.  The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which is offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

Financial Results
Net revenues
Revenue description
We earn revenue primarily by processing customer transactions on our Payments Platform and from other value added services. Our revenues are classified into the following two categories:

•
Transaction revenues: Net transaction fees charged to consumers and merchants primarily based on the volume of activity, or Total Payments Volume (“TPV”), processed through our Payments Platform. We define TPV as the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer were in different countries).

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
Our revenues can be significantly impacted by the following:

•	The mix of merchants, products and services;

•	The mix between domestic and cross-border transactions;

•	Geographic region or country in which a transaction occurs; and

•	The amount of PayPal Credit loans receivable outstanding with consumers and merchants.
Net revenues analysis
The components of our net revenue for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2016	2015	2014	2016	2015
	(In millions, except percentages)
Transaction revenues	$9,490	$8,128	$7,107	17%	14%
Other value added services	1,352	1,120	918	21%	22%
Net revenues	$10,842	$9,248	$8,025	17%	15%
Transaction revenues
Transaction revenues increased by $1.4 billion, or 17%, in 2016 compared to 2015, and by $1.0 billion, or 14%, in 2015 compared to 2014. Xoom transaction revenues contributed two percentage points to the 2016 growth rate and had no impact to the 2015 growth rate. The increase in transaction revenues in 2016 and 2015 was due primarily to the growth in TPV and in the number of payment transactions, both of which were due primarily to increased engagement from our customers (measured by payment transactions per active account) and the increase in our active customer accounts. Net gains from our foreign currency exchange contracts recognized as a component of transaction revenues in 2016 were $119 million, compared to $182 million in 2015. Refer to “Note 8—Derivative Instruments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our foreign currency exposure management program.
The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2016	2015	2014	2016	2015
	(In millions, except percentages)
Active customer accounts(1)	197	179	162	10%	11%
Number of payment transactions(2)	6,129	4,928	3,964	24%	24%
Payment transactions per active account(3)	31.1	27.5	24.5	13%	12%
Total TPV(4)	$354,014	$281,764	$234,635	26%	20%
Percent of cross-border TPV	22%	22%	24%	**	**
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
** Not meaningful
The percentage growth in transaction revenues was lower than the percentage growth in TPV and payment transactions in 2016 due primarily to a higher portion of person-to-person (“P2P”) transactions (including our Venmo products) for which we earn lower rates, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volume. The percentage growth in transaction revenues was lower than the percentage growth in TPV and payment transactions in 2015 due to a higher portion of TPV generated by large merchants who generally pay lower rates on higher transaction volume and a lower mix of cross-border transactions. Cross-border transactions generally provide higher revenues than similar transactions that take place within a single country or market. The percent of TPV generated by large merchants increased in 2016 and 2015. The impact of increases or decreases in prices charged to our customers did not significantly impact revenue growth in 2016 or 2015.

Other value added services

Net revenues from other value added services increased by $232 million, or 21%, in 2016 compared to 2015, and by $202 million, or 22%, in 2015 compared to 2014. Growth in net revenues from other value-added services in 2016 was due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. The total consumer and merchant loans receivable balance as of December 31, 2016 and December 31, 2015 was $5.7 billion and $4.4 billion, respectively, reflecting a year over year increase of 29%. The increase in net revenues from other value added services in 2015 was due primarily to interest and fee income earned on loans receivable outstanding from consumers and merchants that used our PayPal Credit products, revenue share earned under our credit program agreement with Synchrony Financial, and the gain on sale of a participation interest in certain consumer loans receivable that we purchased, as described further below.
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

Operating Expenses

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. Our management no longer allocates these operating expenses for internal financial reporting purposes or general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016 these operating expenses were reported as part of general and administrative expenses. These changes have no impact on the previously reported consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the effects of the changes on the presentation of operating expenses to our previously reported consolidated statement of income. Growth rates presented below are calculated based upon the reclassified prior period amounts.

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2016	2015	2014	2016	2015
	(In millions, except percentages)
Transaction expense	$3,346	$2,610	$2,170	28%	20%
Transaction and loan losses	1,088	809	646	34%	25%
Customer support and operations	1,267	1,110	991	14%	12%
Sales and marketing	969	937	954	3%	(2)%
Product development	834	792	747	5%	6%
General and administrative	1,028	873	733	18%	19%
Depreciation and amortization	724	608	516	19%	18%
Restructuring	—	48	—	**	**
Total operating expenses	$9,256	$7,787	$6,757	19%	15%
Transaction expense rate[1]	0.95%	0.93%	0.92%
Transaction and loan loss rate[2]	0.31%	0.29%	0.28%
1 Transaction expense rate is calculated by dividing transaction expense by TPV
2 Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV
** Not Meaningful

Transaction expense

Transaction expense is primarily composed of the costs we incur to accept a customer’s funding source of payment. These costs include fees paid to payment processors and other financial institutions in order to draw funds from a customer’s credit or debit card, bank account or other funding source they have stored in their digital wallet. Transaction expense also includes fees paid to disbursement partners to enable a transaction and interest expense on borrowings incurred to finance our portfolio of loans receivable arising from our PayPal Credit funding option. We refer to the allocation of funding sources used by our consumers as our “funding mix.” The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. As we expand the availability of alternative funding sources to our customers, a change in funding mix can increase or decrease our transaction expense rate. For example, in connection with our customer choice initiatives, we expect that our transaction expense rate will increase. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs because we generally pay lower rates for transactions funded with credit cards outside the U.S. than in the U.S.

Transaction expense increased $736 million, or 28%, in 2016 compared to 2015. The increases in transaction expense in 2016 was primarily attributable to an increase in TPV, which increased 26% in 2016. Transaction expense increased by $440 million, or 20%, in 2015 compared to 2014. The increase in transaction expense in 2015 was primarily attributable to an increase in TPV, offset by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Our transaction expense rate in 2016 increased compared to 2015 due primarily to changes in funding mix. For the years ended December 31, 2016, 2015 and 2014, approximately 2% of TPV was funded with PayPal Credit. For the years ended December 31, 2016, 2015 and 2014, approximately 45%, 45%, and 48% of TPV, respectively, was generated outside of the U.S. Our transaction expense rate in 2015 increased compared to 2014 due to higher assessments charged by payments processors and other financial institutions partially offset by cost efficiencies from our Payments Platform and a more favorable funding mix. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material for the years ended December 31, 2016, 2015 and 2014.
Transaction and loan losses

Transaction losses include the expense associated with our customer protection programs, fraud, and chargebacks. Loan losses include the losses associated with our PayPal Credit loans receivable portfolio. We expect our transaction and loan losses to fluctuate depending on many factors, including TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our PayPal Credit products and working capital advances to select merchant sellers. Additionally, prior to the distribution we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which were included as a reduction of transaction and loan losses. Recoveries associated with protection losses incurred on eligible eBay purchases during the years ended December 31, 2015 and 2014 were $27 million and $43 million, respectively. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with protection losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

The components of our transaction and loan losses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,			Percent Increase/(Decrease)
	2016	2015	2014	2016	2015
	(In millions, except percentages)
Transaction losses	$655	$511	$408	28%	25%
Loan losses	433	298	238	45%	25%
Transaction and loan losses	$1,088	$809	$646	34%	25%

Transaction and loan losses increased $279 million, or 34%, in 2016 compared to 2015, and increased $163 million, or 25%, in 2015 compared to 2014.

Transaction losses increased by $144 million, or 28%, in 2016 compared to 2015 primarily attributable to higher TPV. Our transaction loss rate, calculated by dividing transaction loss by TPV, in 2016 was flat compared to 2015. The growth in transaction losses in 2016 was higher than the growth in TPV in 2016 due primarily to lower incremental costs in 2015 associated with our customer protection programs following the distribution. Transaction losses increased by $103 million, or 25%, in 2015 compared to 2014 primarily attributable to higher TPV. Our transaction loss rate in 2015 increased compared to 2014 due to lower recoveries in 2015 associated with transaction losses incurred on eligible eBay purchases offset by improved consumer loss performance and a higher provision in the prior year from actual losses incurred.

Loan losses increased $135 million, or 45%, in 2016 compared to 2015 and increased $60 million, or 25%, in 2015 compared to 2014. The increase in loan losses in 2016 was due primarily to an increase in the loans receivable balance year over year and additional reserves recorded in the current period due to increases to forecasted principal balance delinquency rates. The total consumer loans receivable balance as of December 31, 2016 and 2015 was $5.1 billion and $4.0 billion, respectively, reflecting a year over year increase of 28%. The increase in loan losses in 2015 was due primarily to an increase in the loans receivable balance year over year. The total consumer loans receivable balance as of December 31, 2015 and 2014 was $4.0 billion and $3.7 billion, respectively, reflecting a year over year increase of 8% in 2015, including the sale of additional participation interests to certain investors in the second quarter of 2015. The increase in consumer loans receivables in 2016 and 2015 was due to the growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option and an increase in working capital advances to selected merchant sellers.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	December 31,
	2016	2015
Weighted average U.S. consumer FICO scores(1)	682	686
Percentage of loans receivable with FICO scores > 680(1)	52.1%	53.6%
Percentage of loans receivable with FICO scores < 599(1)	11.1%	9.4%
Percent of loans and interest receivable current	90.0%	90.1%
Percent of loans and interest receivable > 90 days(3)	4.1%	3.9%
Net charge off rate(2)	6.4%	5.9%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $117 million and $70 million at December 31, 2016 and 2015, respectively.
(2) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the year.
(3) Represents percentage of balances which are 90 days past the billing date to the consumer.

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. The total PayPal Working Capital advances and fees receivable (“merchant receivables”) outstanding as of December 31, 2016 and December 31, 2015 were $558 million and $421 million, respectively, reflecting a year over year increase of 33% due to the increase in the availability of our credit products domestically and internationally. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. We assess a participating merchant’s PRM score on a recurring basis. At December 31, 2016 and December 31, 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 625 and 630, respectively.

The determination of the number of days our merchant receivables are outstanding is based on the current expected repayment period of the advance and fixed fee as compared to the original expected repayment period. We generally calculate the repayment rate based on the merchant's estimated future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a regular basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. In the second quarter of 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

The following table provides information regarding the credit quality of our merchant receivables:

	December 31,
	2016	2015
Percentage of merchant receivables with PRM scores > 610	67.7%	69.1%
Percentage of merchant receivables with PRM scores < 525	12.9%	10.7%
Percent of merchant receivables within original expected repayment period(1)	82.8%	87.2%
Percent of merchant receivables > 90 days outstanding(1)	7.5%	4.0%
(1) Amounts in the prior periods were updated to reflect changes in our estimate of the original expected repayment period.

The changes in percentage of merchant receivables past their expected repayment period at December 31, 2016 over December 31, 2015 were due primarily to the increase in longer duration merchant loans in 2016 compared to the prior year, which increased the seasonality of repayments trends.  Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans.

Customer support and operations

Customer support and operations expenses include costs incurred to provide 24-hour call support to our customers, our site operations and other infrastructure costs incurred to support our Payments Platform, costs to support our trust and security programs protecting our merchants and consumers and other costs incurred in our operations centers. Customer support and operations costs increased $157 million, or 14%, in 2016 compared to 2015 and $119 million, or 12%, in 2015 compared to 2014. The increase in 2016 was due primarily to an increase in contractor and employee related expenses to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform. The increase in 2015 was predominantly related to an increase in headcount to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform and an increase in expenses to operate as an independent public company offset in part by favorable foreign currency fluctuations due to the strengthening of the U.S. dollar.

Sales and marketing

Sales and marketing expenses consist primarily of customer acquisition, business development, advertising, marketing programs, and employee compensation and contractor costs to support these programs. Sales and marketing expenses increased $32 million, or 3%, in 2016 compared to 2015. The increase in 2016 was due primarily to higher marketing spend related to Xoom on advertising campaigns intended to enhance our global brand recognition. Sales and marketing expense decreased by $17 million, or 2%, in

2015 compared to 2014. The decrease in 2015 was due primarily to a decrease in employee and contractor related expenses and favorable foreign currency fluctuations due to the strengthening of the U.S. dollar, offset in part by higher marketing spend.

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
Product development expenses increased $42 million, or 5%, in 2016 compared to 2015 and increased $45 million, or 6%, in 2015 compared to 2014. The increase in 2016 was due primarily to an increase in employee related expenses, driven primarily by Xoom, offset by a decrease in contractor related expenses. The increase in 2015 was due primarily to investments in our Payments Platform, creating new mobile experiences for our customers and supporting our strategic initiatives, partially offset by a decrease in employee and contractor related expenses.
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
For periods prior to the separation, our consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses that were incurred by eBay have been allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. The corporate costs and allocation of expenses from eBay may not be indicative of the expenses that may have been incurred had we been a separate stand-alone entity during the periods presented, nor are the results stated herein indicative of the expenses we may incur in the future. Such expenses could be higher or lower. In the periods presented, a significant portion of expenses associated with these functions and allocated to us in our consolidated financial statements are included in general and administrative expenses.

General and administrative expenses increased $155 million, or 18%, in 2016 compared to 2015 and increased $140 million, or 19%, in 2015 compared to 2014. The increase in 2016 was due primarily to an increase in employee expenses, contractor related expenses incurred to operate as an independent public company and continued investments in compliance programs. The increase in 2015 was due primarily to an increase in expenses incurred to operate as an independent public company and an increase in expenses associated with professional services, including contractor related expenses, and regulatory matters. In 2015, $121 million of corporate costs and expenses allocated to us by eBay were included in general and administrative expenses compared to $207 million in 2014, representing a decrease of $86 million, or 42%, compared to 2014.

Depreciation and Amortization

The primary components of our depreciation and amortization expenses include the depreciation and amortization of software, including the amortization of capitalized software and website development costs, amortization of equipment used to deliver our services and the amortization of acquired intangible assets. Depreciation and amortization expenses increased $116 million, or 19%, in 2016 compared to 2015 and increased $92 million, or 18%, in 2015 compared to 2014. The increases in 2016 and 2015 were due primarily to additional depreciation expenses associated with investments in our technology platform and in 2015, an increase in capital expenditures to operate as an independent public company. Amortization expense for intangible assets was $150 million, $93 million and $84 million in the years ended December 31, 2016, 2015 and 2014, respectively. The increase in amortization of intangibles in 2016 and 2015 was due primarily to our acquisitions.

Restructuring

In January 2015, at a regular meeting of eBay’s board of directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was completed by the end of 2015 primarily impacting sales and marketing and product development expenses. Restructuring expenses were $48 million in 2015. No restructuring expenses were recognized in 2016 or 2014.

Income Tax Expense

Our effective tax rate was 14% in 2016, 17% in 2015, and 67% in 2014. The decrease in our effective tax rate in 2016 was primarily due to favorable discrete tax adjustments during the year ended December 31, 2016 and other separation-related costs incurred during the year ended December 31, 2015. The decrease in our effective tax rate during 2015 compared to 2014 was due primarily to the recognition in 2014 of a U.S. deferred tax liability of approximately $650 million on $1.9 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years. See “Note 16—Income Taxes” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our effective tax rate.

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts that are different than the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation S-K, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with GAAP.

We present non-GAAP financial measures to enhance an investor’s evaluation of our ongoing operating results and to facilitate meaningful comparison of our results between periods. Management uses these non-GAAP financial measures to, among other things, evaluate our ongoing operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation.

We exclude the following items from non-GAAP net income, non-GAAP net income per diluted share, non-GAAP operating income, non-GAAP operating margin, non-GAAP effective tax rate, and non-GAAP income tax expense:

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

•
Amortization or impairment of acquired intangible assets, impairment of goodwill and transaction expenses from the acquisition or disposal of a business. We incur amortization or impairment of acquired intangible assets and goodwill in connection with acquisitions and may incur significant gains or losses or transactional expenses from the acquisition or disposal of a business and therefore exclude these amounts from our non-GAAP measures. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Separation. These are significant expenses related to the separation of our business from eBay into a separate, independent publicly traded company. These consist primarily of third-party consulting fees, legal fees, employee retention payments and other expenses incurred to complete the separation. We exclude these items because management does not believe they are reflective of our ongoing operating results.

•
Restructuring. These consist of significant expenses for employee severance and other exit and disposal costs. We exclude restructuring charges primarily because management does not believe they are reflective of ongoing operating results.

•
Other certain significant gains, losses, or charges that are not indicative of our core operating results. These are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly in the future. We exclude these amounts from our non-GAAP results because management does not believe they are indicative of our ongoing operating results.

•
Tax effect of non-GAAP adjustments. This amount is used to present stock-based compensation and the other amounts described above on an after-tax basis consistent with the presentation of non-GAAP net income.

The following table provides reconciliations of our consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions, except percentages)
GAAP operating income	$1,586	$1,461	$1,268
Stock-based compensation expense and related employer payroll taxes	455	356	309
Amortization of acquired intangible assets	133	85	70
Separation	—	15	—
Restructuring	—	48	1
Acquisition related transaction expense	—	10	—
Total non-GAAP operating income adjustments	588	514	380
Non-GAAP operating income	$2,174	$1,975	$1,648
Non-GAAP operating margin	20%	21%	21%

	Year Ended December 31,
	2016	2015	2014
	(In millions, except percentages)
GAAP income before income taxes	$1,631	$1,488	$1,261
GAAP income tax expense	230	260	842
GAAP net income	1,401	1,228	419
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	$588	$514	$380
Amortization of investments	—	—	4
Other certain significant gains, losses, or charges	—	—	646
Separation (other income and expense)	—	(12)	—
Tax effect of non-GAAP adjustments	(164)	(142)	(106)
Non-GAAP net income	$1,825	$1,588	$1,343

GAAP income tax expense	$230	$260	$842
Tax effect of non-GAAP adjustments	164	142	106
Non-GAAP income tax expense	$394	$402	$948

GAAP net income per diluted share	$1.15	$1.00	$0.34
Non-GAAP net income per diluted share	$1.50	$1.29	$1.10
Shares used in GAAP diluted share calculation(1)(2)	1,218	1,229	1,224
Shares used in non-GAAP diluted share calculation(1)(2)	1,218	1,229	1,224

GAAP effective tax rate	14%	17%	67%
Tax effect of non-GAAP adjustments to net income	4%	3%	(49)%
Non-GAAP effective tax rate	18%	20%	18%
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the year ended December 31, 2014 was calculated using the number of common shares distributed on the distribution date.
2 The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.

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

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by operating activities	$3,158	$2,546	$2,220
Less: Purchases of property and equipment	(669)	(722)	(492)
Free cash flow	$2,489	$1,824	$1,728

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investment balances available as of December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
	(In millions)
Cash, cash equivalents and available-for-sale investment securities(1)(2)	$6,447	$5,707
(1)Excludes assets related to customer accounts of $14.4 billion and $12.3 billion at December 31, 2016 and December 31, 2015, respectively.
(2) Excludes total restricted cash of $17 million and $26 million at December 31, 2016 and December 31, 2015, respectively, and cost method investments of $50 million and $26 million as of December 31, 2016 and December 31, 2015, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $5.0 billion as of December 31, 2016 and $4.2 billion at December 31, 2015, or 78% and 74% of our total cash, cash equivalents and investments as of those dates, respectively.
In the second quarter of 2015, we received a contribution of approximately $3.8 billion of cash from eBay, as well as a related estimated deferred tax liability of $236 million associated with foreign earnings that are not considered indefinitely reinvested. In the fourth quarter of 2015, we reassessed the measurement of the deferred tax liability based on updated valuation information and reduced the deferred tax liability balance to $172 million as of December 31, 2015. The adjustment to the deferred tax liability was recorded as a contribution from eBay and resulted in an increase to net parent investment within stockholders' equity. This cash is being used for general corporate purposes in both our international and domestic operations.

In the third quarter of 2015, we entered into a credit agreement (“Credit Agreement”) that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the “Guarantor”). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

As of December 31, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of December 31, 2016, we had a total of $2.0 billion in cash withdrawals offsetting our $2.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

As of December 31, 2016, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.17% and 0.18% of TPV. Historical trends may not be an indication of future results. In addition, prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which are included as a reduction of transaction and loan losses. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with transaction losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

Growth in our portfolio of loan receivables originated through PayPal Credit products increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds are classified as cash and cash equivalents in our consolidated balance sheet and represent approximately 20% of European customer balances potentially available for corporate use by us at December 31, 2016 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances to be used to extend credit to our European customers, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice. During the year ended December 31, 2016, we repurchased approximately $995 million of our common stock under our stock repurchase program. As of December 31, 2016, a total of approximately $1.0 billion remained available for future repurchases of our common stock under our stock repurchase program.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Note 12—Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents, available-for-sale investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third-party sources, such as commercial banks, private equity firms, and sovereign wealth funds, will be sufficient to fund our operating activities, anticipated capital expenditures, and PayPal Credit products for the foreseeable future.

Cash Flows

In March 2016, we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. We have presented changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts which includes purchases of investments, maturities and sales of investments and changes in funds receivable and customer accounts. We have elected to conform the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability. See “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the effects of the changes on the presentation of our statement of cash flows to our previously reported consolidated statement of cash flows.

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by (used in):
Operating activities	$3,158	$2,546	$2,220
Investing activities	(4,999)	(8,038)	(2,881)
Financing activities	2,038	4,728	1,284
Effect of exchange rates on cash and cash equivalents	—	(44)	(26)
Net increase/(decrease) in cash and cash equivalents	$197	$(808)	$597

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

We generated cash from operating activities of $3.2 billion in 2016 due primarily to operating income of approximately $1.6 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $1.1 billion during 2016. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $1.1 billion during 2016. The cash generated from operating activities was negatively impacted by changes in working capital primarily related to transaction loss allowance for cash losses, net.

We generated cash from operating activities of $2.5 billion in 2015 due primarily to operating income of approximately $1.5 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $928 million during 2015. Adjustments for non-cash expenses related to transaction and loan losses were approximately $809 million during 2015. The cash generated from operating activities was negatively impacted by changes in working capital primarily related to actual transaction losses paid during the period. Additional uses of cash impacting cash generated from operating activities include net cash outflows relating to settlement of eBay payables and receivables of approximately $96 million and increases in accounts receivable of approximately $22 million.

We generated cash from operating activities of $2.2 billion in 2014 due primarily to operating income of approximately $1.3 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $774 million. Adjustments to non-cash expenses for transaction and loan losses were $646 million. The cash generated from operating activities was offset by uses of cash primarily related to transaction loss allowance for cash losses, net and changes in other working capital.

Cash paid for income taxes in 2016, 2015 and 2014 was $48 million, $216 million and $47 million, respectively.

Investing Activities

The net cash used in investing activities of $5 billion in 2016 was due primarily to purchases of available for sale investments of $21.0 billion, increases in our loan receivable portfolio (net of collections) originated through our PayPal Credit products of $1.5 billion, purchases of property and equipment of $669 million and net increases in funds receivable from customers and customer accounts of $176 million, including the reclassification of $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents. These net cash outflows were offset by maturities and sales of investments of $18.4 billion.

The net cash used in investing activities of $8 billion in 2015 was due primarily to purchases of investments of $21.6 billion, acquisitions, net of cash acquired of $1.2 billion, increases in our loan receivable portfolio (net of collections) originated through our PayPal Credit products of $819 million and purchases of property and equipment of $722 million. These net cash outflows were offset in part by maturities and sales of investments of $16.1 billion and net cash inflows relating to receivables from eBay of $575 million.
The net cash used in investing activities of $2.9 billion in 2014 was due primarily to purchases of available for sale investments of $8.7 billion, increases in our loan receivable portfolio (net of collections) originated through our PayPal Credit products of $1 billion, purchases of property and equipment of $492 million and net cash outflows relating to receivables from eBay of $362 million. These net cash outflows were offset in part by maturities and sales of investments of $7.8 billion.
Financing Activities

The net cash provided by financing activities of $2 billion in 2016 was due primarily to increases in funds payable and amounts due to customers of $3 billion, offset in part by the repurchase of $995 million of our common stock under our stock repurchase program.

The net cash provided by financing activities of $4.7 billion in 2015 was due primarily to a contribution of approximately $3.9 billion of cash from eBay and increases in funds payable and amounts due to customers of $1.6 billion, offset in part by repayments of borrowings from eBay of $862 million.

The net cash provided by financing activities of $1.3 billion in 2014 was due primarily to increases in funds payable and amounts due to customers of $1.3 billion, offset in part by repayments of borrowings from eBay.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $2.5 billion in 2016, an increase of $665 million from 2015. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $612 million and lower purchases of property and equipment of $53 million. Free cash flow generated during 2016 was used for funding our credit portfolio, repurchasing our common stock under our stock repurchase program, and general business purposes.

Free cash flow was $1.8 billion in 2015, an increase of $96 million from 2014. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $326 million, offset in part by higher purchases of property and equipment of $230 million. Free cash flow generated during 2015 was used towards our acquisitions completed in 2015, funding our credit portfolio and general business purposes.

Free cash flow is a non-GAAP financial measure. See “Non-GAAP Financial Information” for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

Currency exchange rates did not have a material impact on cash and cash equivalents in 2016. The negative effect of currency exchange rates on cash and cash equivalents during 2015 and 2014 of $44 million and $26 million, respectively, was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Future Liquidity and Obligations

As of December 31, 2016, approximately $28.8 billion of unused credit was available to PayPal Credit account holders compared to $24.8 billion of unused credit as of December 31, 2015. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2016 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Total
Payments Due During the Year Ending December 31,	(In millions)
2017	$321	$102	$423
2018	129	106	235
2019	97	93	190
2020	59	63	122
2021	4	47	51
Thereafter	22	141	163
	$632	$552	$1,184

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
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $244 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2016.
Seasonality
The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2016, 2015 or 2014 accounted for more than 30% of annual net revenue.

Critical Accounting Policies and Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.

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

Transaction and loan losses

Transaction and loan losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. We expect our transaction and loan losses to fluctuate depending on many factors, including: total TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our PayPal Credit products and working capital advances to selected merchant sellers.
We establish allowances for estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, ACH returns, buyer protection program claims, account takeovers, and account overdrafts. Additions to the allowance, in the form of provisions, are reflected in transaction and loan losses in our consolidated statements of income. The allowances are monitored regularly and are updated based on actual claims data reported by our claims processors and other actual data received. The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types.
We also establish an allowance for loans receivable which represents our estimate of probable incurred loan losses inherent in our consumer loans receivable and merchant working capital advances. Increases to the allowance for loans receivable are reflected as transaction and loan losses in our consolidated financial statements. This evaluation process is subject to numerous estimates and judgments. For our consumer loans receivable, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to the principal amount of our consumer receivables for each stage of delinquency, from current to 180 days past the payment due date, in order to estimate the principal loans which have incurred losses and are probable to be charged off. For merchant working capital advances, the allowance is primarily based on principal balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model.

The determination of delinquency, from current to 180 days past due, for principal balances related to merchant working capital advances is based on the current expected repayment period of the advance and fixed fee as compared to the original expected repayment period. We calculate the repayment rate based on the merchant's expected future payment volume such that repayment of the advance and fixed fee is typically expected to occur within 9 to 12 months from the date of the advance. On a regular basis, we recalculate the repayment period based on the actual repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes.
The allowance for loss against the interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable is reflected as a reduction of net revenues in our consolidated statement of income. Increases to the allowance for fees receivable is recognized as a reduction in deferred revenues in our consolidated balance sheet.

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. We charge off the merchant receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the updated repayment period is 360 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification from the bankruptcy courts. Loans receivable past the payment due date continue to accrue interest until such time as they are charged off, with the portion of the reserve related to the interest receivable balance classified as a reduction of revenue.

Determining appropriate allowances for these losses is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2016, an aggregate ten percent increase in our transaction and loan loss rate would negatively impact transaction and loan losses by approximately $109 million.

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

Based on our results for the year ended December 31, 2016, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $16 million.

Loss Contingencies

We are currently involved in various claims, legal proceedings and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation or other violation and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

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

Valuation of Goodwill and Intangibles

The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any non-controlling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Impairment testing for assets, other than goodwill and indefinite-lived intangible assets, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.
We evaluate goodwill and intangible assets for impairment on an annual basis, or sooner if indicators of impairment exist. Under the Financial Accounting Standards Board (“FASB”) guidance, the evaluation of indefinite-lived intangible assets for impairment allows for a qualitative assessment to be performed, which is similar to the FASB guidance for evaluating goodwill for impairment. In performing these qualitative assessments, we consider relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors and our market capitalization. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible assets are less than their carrying amounts, we must perform a quantitative impairment test.
Under the quantitative impairment test, if the carrying amount of the reporting unit goodwill or indefinite-lived intangible asset exceeds the implied fair value of the reporting unit goodwill or indefinite-lived intangible asset, an impairment loss is recorded in the statement of income. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, using present value techniques of estimated future cash flows, or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our consolidated balance sheet as customer accounts. We seek to reduce earnings volatility that may result from changes in interest rates.

As of December 31, 2016 and December 31, 2015, approximately 25% and 24%, respectively, of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the third quarter of 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of December 31, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loan obligations, which may reduce our customers’ ability to remain current on their obligations to us and therefore may lead to increased delinquencies, charge-offs and allowances for loan and interest receivable, which could have an adverse effect on our net earnings.

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at December 31, 2016 and December 31, 2015.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 8—Derivative Instruments” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We use foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $341 million and $321 million lower, respectively. If the U.S. dollar strengthened by 20% at December 31, 2016 and December 31, 2015, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $341 million and $321 million higher, respectively.

We have an additional foreign exchange management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in “Other income (expense), net,” which is offset by the gains and losses on the foreign currency exchange contracts.

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $160 million and $136 million at December 31, 2016 and December 31, 2015, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of December 31, 2016 would have positively impacted income before income taxes by approximately $128 million, resulting in a net negative impact of approximately $32 million. Foreign currency exchange contracts in place as of December 31, 2015 would have positively impacted income before income taxes by approximately $133 million, resulting in a net negative impact of approximately $3 million. These reasonably possible adverse changes in currency exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes as of these dates.

Equity Price Risk

As of December 31, 2016 and December 31, 2015, our cost method investments totaled $50 million and $26 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. As of December 31, 2016 and 2015, we did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of December 31, 2016 and December 31, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10‑K are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective.
Management's report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets	62
Consolidated Statements of Income	63
Consolidated Statements of Comprehensive Income	64
Consolidated Statements of Equity	65
Consolidated Statements of Cash Flows	66
Notes to Consolidated Financial Statements	68

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	109
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PayPal Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PayPal Holdings, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 8, 2017

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,590	$1,393
Short-term investments	3,385	2,018
Accounts receivable, net	214	137
Loans and interest receivable, net of allowances of $339 in 2016 and $233 in 2015	5,348	4,184
Funds receivable and customer accounts	14,363	12,261
Prepaid expenses and other current assets	833	655
Total current assets	25,733	20,648
Long-term investments	1,539	2,348
Property and equipment, net	1,482	1,344
Goodwill	4,059	4,069
Intangible assets, net	211	358
Other assets	79	114
Total assets	$33,103	$28,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$192	$145
Funds payable and amounts due to customers	15,163	12,261
Accrued expenses and other current liabilities	1,459	1,179
Income taxes payable	64	32
Total current liabilities	16,878	13,617
Deferred tax liability and other long-term liabilities	1,513	1,505
Total liabilities	18,391	15,122
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,207 and 1,224 outstanding	—	—
Treasury stock at cost, 27 shares as of December 31, 2016	(995)	—
Additional paid-in-capital	13,579	13,100
Retained earnings	2,069	668
Accumulated other comprehensive income (loss)	59	(9)
Total equity	14,712	13,759
Total liabilities and equity	$33,103	$28,881
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except for per share amounts)
Net revenues	$10,842	$9,248	$8,025
Operating expenses:
Transaction expense	3,346	2,610	2,170
Transaction and loan losses	1,088	809	646
Customer support and operations	1,267	1,110	991
Sales and marketing	969	937	954
Product development	834	792	747
General and administrative	1,028	873	733
Depreciation and amortization	724	608	516
Restructuring	—	48	—
Total operating expenses	9,256	7,787	6,757
Operating income	1,586	1,461	1,268
Other income (expense), net	45	27	(7)
Income before income taxes	1,631	1,488	1,261
Income tax expense	230	260	842
Net income	$1,401	$1,228	$419

Net income per share:
Basic	$1.16	$1.00	$0.34
Diluted	$1.15	$1.00	$0.34

Weighted average shares:
Basic	1,210	1,222	1,218
Diluted	1,218	1,229	1,224
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$1,401	$1,228	$419
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(15)	(37)	(42)
Unrealized gains (losses) on investments, net	11	(16)	—
Tax (expense) benefit on unrealized gains/losses on investments, net	(1)	3	—
Change in unrealized gains/losses on hedging activities, net	74	(69)	217
Tax (expense) benefit on unrealized gains/losses on hedging activities, net	(1)	—	(4)
Other comprehensive (loss) income, net of tax	68	(119)	171
Comprehensive income	$1,469	$1,109	$590
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
Balances at December 31, 2013	1,218	$—	$—	$7,451	$(61)	$—	$7,390
Net income	—	—	—	419	—	—	419
Net transfers from eBay	—	—	—	268	—	—	268
Foreign currency translation	—	—	—	—	(42)	—	(42)
Change in unrealized gains/losses on hedging activities, net	—	—	—	—	217	—	217
Tax expense on unrealized losses on hedging activities, net	—	—	—	—	(4)	—	$(4)
Balances at December 31, 2014	1,218	$—	$—	$8,138	$110	$—	$8,248
Net income	—	—	—	560	—	668	1,228
Net transfers from eBay	—	—	—	4,143	—	—	4,143
Foreign currency translation	—	—	—	—	(37)	—	(37)
Unrealized losses on investments, net	—	—	—	—	(16)	—	(16)
Tax benefit on unrealized losses on investments, net	—	—	—	—	3	—	3
Change in unrealized gains (losses) on hedging activities, net	—	—	—	—	(69)	—	(69)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	64	—	—	—	64
Stock-based compensation	—	—	185	—	—	—	185
Stock-based compensation tax impact	—	—	10	—	—	—	10
Reclassification of net parent investment in connection with separation	—	—	12,841	(12,841)	—	—	$—
Balances at December 31, 2015	1,224	$—	$13,100	$—	$(9)	$668	$13,759
Net income	—	—	—	—	—	1,401	1,401
Foreign currency translation	—	—	—	—	(15)	—	(15)
Unrealized losses on investments, net	—	—	—	—	11	—	11
Tax benefit on unrealized losses on investments, net	—	—	—	—	(1)	—	(1)
Change in unrealized gains/losses on hedging activities, net	—	—	—	—	74	—	74
Tax expense on unrealized gains on hedging activities, net	—	—	—	—	(1)	—	(1)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	10	—	(10)	—	—	—	(10)
Common stock repurchased	(27)	(995)	—	—	—	—	(995)
Stock-based compensation	—	—	449	—	—	—	449
Stock-based compensation tax impact	—	—	40	—	—	—	40
Balances at December 31, 2016	1,207	$(995)	$13,579	$—	$59	$2,069	$14,712
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$1,401	$1,228	$419
Adjustments:
Transaction and loan losses	1,088	809	646
Depreciation and amortization	724	608	516
Stock-based compensation	438	346	299
Deferred income taxes	52	127	680
Excess tax benefits from stock-based compensation	(40)	(26)	(41)
Gain on sale of principal loans receivable held for sale, net	(24)	(40)	—
Changes in assets and liabilities:
Accounts receivable	(77)	(22)	(13)
Receivable from eBay	—	121	(24)
Principal loans receivable held for sale, net	24	14	—
Transaction loss allowance for cash losses, net	(643)	(493)	(414)
Other current assets and non-current assets	(145)	(384)	(38)
Accounts payable	11	12	42
Payable to eBay	—	(217)	(2)
Income taxes payable	69	40	37
Other current liabilities and non-current liabilities	280	423	113
Net cash provided by operating activities	3,158	2,546	2,220
Cash flows from investing activities:
Purchases of property and equipment	(669)	(722)	(492)
Proceeds from sales of property and equipment	—	26	—
Changes in principal loans receivable, net	(1,523)	(819)	(1,023)
Purchases of investments	(21,041)	(21,626)	(8,744)
Maturities and sales of investments	18,429	16,148	7,766
Acquisitions, net of cash acquired	(19)	(1,225)	(2)
Funds receivable and customer accounts	(176)	(395)	(24)
Notes payable and receivable from eBay	—	575	(362)
Net cash used in investing activities	(4,999)	(8,038)	(2,881)
Cash flows from financing activities:
Proceeds from issuance of common stock	109	75	—
Purchases of treasury stock	(995)	—	—
Excess tax benefits from stock-based compensation	40	26	41
Contribution from (to) eBay	—	3,858	(71)
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(118)	(18)	—
Borrowings (repayments) under financing arrangements	(21)	(862)	(21)
Funds payable and amounts due to customers	3,023	1,649	1,335
Net cash provided by financing activities	2,038	4,728	1,284
Effect of exchange rate changes on cash and cash equivalents	—	(44)	(26)
Net increase (decrease) in cash and cash equivalents	197	(808)	597
Cash and cash equivalents at beginning of period	1,393	2,201	1,604
Cash and cash equivalents at end of period	$1,590	$1,393	$2,201

PayPal Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$4	$16	$19
Cash paid for income taxes	$48	$216	$47
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions. We also facilitate person-to-person payments through PayPal, Venmo and Xoom. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products, compose our proprietary Payments Platform. The terms “we,” “our,” “us,” “the Company,” and “PayPal” mean PayPal Holdings, Inc. and, unless otherwise expressly stated or the context requires, its subsidiaries.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets in which we operate. Non-compliance with laws and regulations, increased penalties and enforcement actions related to non-compliance, changes in laws and regulations or their interpretation, and the enactment of new laws and regulations applicable to us could have a material adverse impact on our business, results of operations and financial condition.

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On July 17, 2015 (the “distribution date”), PayPal became an independent publicly traded company through the pro rata distribution by eBay Inc. (“eBay”) of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the “separation” or the “distribution”). Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal's common stock began “regular way” trading under the ticker symbol “PYPL” on The NASDAQ Stock Market on July 20, 2015.

Prior to the separation, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the “capitalization”). The consolidated financial statements prior to the capitalization were prepared on a stand-alone basis and were derived from eBay's consolidated financial statements and accounting records. The consolidated financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of eBay prior to the capitalization. Following the capitalization, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. generally accepted accounting principles (“GAAP”).

For periods prior to the capitalization, the consolidated financial statements include expenses associated with real estate and information technology that were previously allocated to the payments business of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses that were incurred by eBay were allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The consolidated financial statements also include certain assets and liabilities that were historically held at the eBay corporate level, but which are specifically identifiable and attributable to us. The consolidated financial position, results of operations and cash flows of PayPal prior to the distribution may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future. All intercompany transactions and accounts have been eliminated. Transactions between the Company and eBay are included in these consolidated financial statements for all periods presented.

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. As of the first quarter of 2016, our management did not allocate these operating expenses for internal financial reporting and general management of the business and has therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016, these operating expenses were reported as part of general and administrative expenses. These changes have no impact on the previously reported consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation.

The following tables presents the effects of the changes on the presentation of operating expenses to the previously reported consolidated statement of income:

	Year Ended December 31, 2015
(In millions)	As Reported	Adjustments	Revised
Transaction expense	$2,610	$—	$2,610
Transaction and loan losses	809	—	809
Customer support and operations	1,220	(110)	1,110
Sales and marketing	985	(48)	937
Product development	947	(155)	792
General and administrative	560	313	873
Depreciation and amortization	608	—	608
Restructuring	48	—	48
Total operating expenses	$7,787	$—	$7,787

	Year Ended December 31, 2014
(In millions)	As Reported	Adjustments	Revised
Transaction expense	$2,170	$—	$2,170
Transaction and loan losses	646	—	646
Customer support and operations	1,055	(64)	991
Sales and marketing	998	(44)	954
Product development	890	(143)	747
General and administrative	482	251	733
Depreciation and amortization	516	—	516
Restructuring	—	—	—
Total operating expenses	$6,757	$—	$6,757

The accompanying consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. Investments in entities where we hold less than a 20% ownership interest are accounted for using the cost method of accounting, and our share of the investees’ results of operations is included in other income (expense), net on our consolidated statement of income to the extent dividends are received. Our investment balance is included in long-term investments on our consolidated balance sheet.
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the consolidated financial statements for all periods presented. We have evaluated all subsequent events through the date the financial statements were issued. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2016.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses, including allocations from eBay, during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for transaction and loan losses, legal contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are composed of primarily of bank deposits, government and agency securities and commercial paper.

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

Long-term investments include corporate debt securities, government and agency securities and cost method investments with maturities exceeding one year. Debt securities, government and agency securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as further discussed in “Note 5—Funds Receivable and Customer Accounts” and “Note 6—Investments.” The changes in fair value related to initial measurement and subsequent changes in fair value are included in earnings as a component of other income (expense), net.

Our cost method investments consist of investments in privately held companies where we do not have the ability to exercise significant influence, or have control over the investee. These investments are recorded at cost and are subject to periodic tests for other-than-temporary impairment.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. If any impairment is considered other-than-temporary, we will write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, and whether we expect to recover the entire amortized cost basis of the security (that is, whether a credit loss exists).

Loans and interest receivable, net

Loans and interest receivable, net represents consumer receivables originated under PayPal Credit consumer accounts and working capital advances to select small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our PayPal credit products.

For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by the independent chartered financial institution and are responsible for servicing functions related to all of our credit products. As part of the arrangement with the independent chartered financial institution in the U.S. that we work with, we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. For this arrangement, gains or losses on the sale of the participation interest are not material as the carrying amount of the participation interest sold

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sell to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeds the carrying amount of the participation interest sold which results in a gain reflected as net revenues in our consolidated financial statements. See “Note 10—Loans and Interest Receivable, net” for additional information related to this arrangement. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of the participation interest for which control has been surrendered.

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

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents management’s estimate of probable incurred losses inherent in our PayPal Credit portfolio of receivables. Increases to the allowance for loans receivable are reflected as transaction and loan losses in our consolidated financial statements. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and judgments. For our consumer loans receivable, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to principal amount of our consumer receivables for each stage of delinquency, from current to 180 days past the payment due date, in order to estimate the principal loans which have incurred losses and are probable to be charged off. For merchant working capital advances, the allowance is primarily based on principal balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model.

The determination of delinquency, from current to 180 days past due, for principal balances related to merchant working capital advances is based on the current expected repayment period of the advance and fixed fee as compared to the original expected repayment period. We calculate the repayment rate based on the merchant's expected future payment volume such that repayment of the advance and fixed fee is typically expected to occur within 9 to 12 months from the date of the advance. On a regular basis, we recalculate the repayment period based on the actual repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. See “Note 10—Loans and Interest Receivable, Net” for additional information on the delinquency status of our PayPal Credit portfolio of receivables.

The allowance for loss against interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable is reflected as a reduction of net revenues in our consolidated statement of income. Increases to the allowance for fees receivable is recognized as a reduction in deferred revenues in our consolidated balance sheet.

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. We charge off the merchant receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the updated repayment period is 360 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days.

Bankrupt accounts are charged off within 60 days of receiving notification from the bankruptcy courts. Consumer loans receivable past the payment due date continue to accrue interest until such time as they are charged off. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer accounts

We hold all customer balances (both in the U.S. and internationally) as direct claims against us which are reflected on our consolidated balance sheet as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we use the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheet. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers.

In March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. This is consistent with our strategy of diversifying funding sources for our credit business and does not represent a change in our credit business development strategy or risk appetite. These funds are classified as cash and cash equivalents in our consolidated balance sheet and represent approximately 20% of European customer balances potentially available for corporate use by the Company at December 31, 2016 as determined by applying financial regulations maintained by the CSSF. The remaining assets underlying the customer balances remain separately classified as customer accounts in our consolidated balance sheet. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities and U.S. and foreign government and agency securities. See “Note 5—Funds Receivable and Customer Accounts” for additional information related to customer accounts. Due to the above approved plan, we have presented changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts. We have elected to conform the prior year statement of cash flows to the current period presentation to provide comparability.

The following table presents the effects of the changes on the presentation of the statement of cash flows to the previously reported cash flows from investing activities and cash flows from financing activities in the consolidated statement of cash flows for the years ended December 31, 2015 and 2014. These changes have no impact on the previously reported total net cash flows:

	Full Year December 31, 2015
(In millions)	As Reported	Adjustments	Revised
Cash flows from investing activities:
Purchases of investments	$(7,542)	$(14,084)	$(21,626)
Maturities and sales of investments	3,318	12,830	16,148
Funds receivable and customer accounts	—	(395)	(395)

Cash flows from financing activities:
Funds receivable and customer accounts	(1,649)	1,649	—

Net change	$(5,873)	$—	$(5,873)

	Full Year December 31, 2014
(In millions)	As Reported	Adjustments	Revised
Cash flows from investing activities:
Purchases of investments	$(76)	$(8,668)	$(8,744)
Maturities and sales of investments	409	7,357	7,766
Funds receivable and customer accounts	—	(24)	(24)

Cash flows from financing activities:
Funds receivable and customer accounts	(1,335)	1,335	—

Net change	$(1,002)	$—	$(1,002)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for Automated Clearing House (“ACH”) returns, debit card transactions, chargebacks, nondelivery or unsatisfactory delivery of goods or services. Negative balances can be cured by the customer by adding funds to the account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for uncollectible accounts. The allowance is estimated based on known facts and circumstances, internal factors including our experience with similar cases, and historical trends involving collection and write-off patterns. Negative customer balances are included in other current assets, net of the allowance. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and loan loss. The allowance for negative customer balances was $144 million and $119 million at December 31, 2016 and 2015, respectively.

Property and equipment

Property and equipment consists primarily of computer equipment, software and website development costs, land and buildings and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets; generally, one to three years for computer equipment and software, including capitalized software and website development costs, three years for furniture and fixtures, up to thirty years for buildings and building improvements, and the shorter of five years or the non-cancelable term of the lease for leasehold improvements.

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or merger and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2016 and 2015. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2016, we determined that no events or circumstances from August 31, 2016 through December 31, 2016 indicated that a further assessment was necessary.

Intangible assets consist of customer-related intangible assets, marketing related intangibles, developed technologies and other intangible assets including purchased partner relationships, purchased technology, patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. No significant residual value is estimated for intangible assets.

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance of and credit losses from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, ACH returns, buyer protection program claims, account takeovers, and account overdrafts. This allowance represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual claims data reported by our claims processors and other actual data received. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types. Additions to the allowance are reflected as transaction and loan losses in our consolidated statements of income. At December 31, 2016 and 2015, the allowance for transaction losses totaled $78 million and $66 million, respectively, and was included in accrued expenses and other current liabilities.

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
We also hedge our economic exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. The gains and losses on the foreign exchange contracts economically offset transaction gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of income. Our hedging program is not designed or operated for trading or speculative purposes.

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 8—Derivative Instruments” for additional information related to the derivative instruments.

Fair value of financial instruments

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. As of December 31, 2016, and 2015 we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3). Our financial instruments, including cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable, certain customer accounts, accounts payable, and funds payable and amounts due to customers are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, and funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash, cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions or credit card companies which management believes are of high credit quality. We invest our cash, cash equivalents and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer and merchant financing activities for customers located in the U.S. and internationally. As of December 31, 2016, two customers respectively accounted for 29% and 24% of net accounts receivables. No customer accounted for more than 10% of net loans receivable as of December 31, 2016. As of December 31, 2015 three customers accounted for 19%, 15% and 13% of net accounts receivables. No customer accounted for more than 10% of net loans receivable as of December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2016, 2015 and 2014, we earned approximately 22%, 26%, and 29% of revenue from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

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

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $350 million, $303 million and $272 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Internal use software and website development costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of one to three years and are recorded as depreciation and amortization. PayPal capitalized $341 million and $254 million of internally developed software and website development costs for the years ended December 31, 2016 and 2015, respectively. Amortization expense for these capitalized costs was $208 million, $166 million and $129 million for the years ended December 31, 2016, 2015 and 2014, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

Prior to the separation, our employees participated in eBay’s equity incentive plans, including stock options, restricted stock units and performance-based restricted stock units and the employee stock purchases made under eBay's employee stock purchase plan.
All awards granted under these plans consisted of eBay common shares. Our consolidated statement of income reflected compensation expense for these stock-based plans associated with the portion of eBay's incentive plans in which our employees

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participated as well as an allocation of stock-based compensation of certain employees of eBay who provided general and administrative services on our behalf.

Upon separation, outstanding awards granted to PayPal employees under eBay's equity incentive plans were converted into PayPal awards under PayPal's equity incentive plans based on a conversion ratio. This conversion ratio was determined as the closing per-share price of eBay shares on the last regular trading session prior to separation divided by the opening per-share price of PayPal shares on the first regular trading session after separation. There was no significant incremental stock-based compensation expense recorded as a result of the share conversions.

For periods up to separation, we determined compensation expense associated with restricted stock units based on the fair value of eBay’s common stock on the date of grant. Following separation, we determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual option forfeitures.

Foreign currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are recognized as other income (expense), net.

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

Net income per share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2016 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date. The weighted average number of common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2014 was based on the number of shares of PayPal common stock outstanding on the distribution date. On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The same number of shares was used to calculate diluted earnings per share for the year ended December 31, 2014 since the 1.2 billion shares that were distributed on the distribution date were not outstanding for those periods.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance. We have evaluated the impact of this new standard and have concluded that our financial statements will not be materially impacted upon adoption. We will adopt the guidance on January 1, 2018. Either of the following transition methods is permitted: (i) a full retrospective approach reflecting the application of the new standard in each prior reporting period, or (ii) a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings in the year the new standard is first applied. We are continuing to evaluate the approach we will use when transitioning to this new guidance.

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new standard makes limited amendments to the guidance in GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new standard also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in limited situations. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption. Based on our current portfolio of cost method investments, the adoption of this standard is not expected to have a material impact on our financial statements.

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

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. The new standard is effective for fiscal years, and interim periods within those fiscal years,

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after December 15, 2016 with early adoption permitted. We will adopt the new guidance effective January 1, 2017. As a result of the adoption, stock-based compensation (“SBC”) excess tax benefits or tax deficiencies will be reflected in the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. This change will be applied prospectively. The amount of the impact to the provision for income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value recognized through SBC. Additionally, we will present the cash flows related to the applicable SBC excess tax benefits or tax deficiencies in operating activities along with other income tax cash flows rather than in financing activities on a prospective basis. Finally, we will continue to utilize an estimate of forfeitures as our approach when determining SBC. The remaining amendments are not expected to have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect our current estimate of the expected credit losses (CECL). CECL requires loss estimates for the remaining estimated life of the financial instrument using historical experience, current conditions, and reasonable and supportable forecasts. Generally we expect that CECL will result in the earlier recognition of allowances for losses compared to the current approach of estimating probable incurred losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are required to apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

In 2016, the FASB issued new guidance on classifying certain cash receipts and cash payments on the statement of cash flows. The new guidance addresses the classification of cash flows related to: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted in the first interim period.  A modified retrospective basis of application of the new guidance is required. We intend to adopt the new guidance effective January 1, 2017. As a result of the adoption, we will record a decrease of approximately $42 million in retained earnings as of the beginning of the period of adoption, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets (other than inventory) previously deferred. Upon adoption, when any new intra-entity transfer of assets other than inventory occurs, we will recognize the income tax consequences associated with this activity in the consolidated statement of income in the period when the transaction takes place.

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2017, the FASB issued new guidance to clarify the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The adoption of this standard is not expected to have a material impact on our financial statements.
In 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are evaluating the impact this new accounting guidance will have on our financial statements.

Note 2—Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2016	2015(1)	2014(2)
	(In millions, except per share amounts)
Numerator:
Net income	$1,401	$1,228	$419
Denominator:
Weighted average shares of common stock - basic	1,210	1,222	1,218
Dilutive effect of equity incentive awards	8	7	6
Weighted average shares of common stock - diluted	1,218	1,229	1,224
Net income per share:
Basic	$1.16	$1.00	$0.34
Diluted	$1.15	$1.00	$0.34
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	8	12	2
1 The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.
2 Basic and diluted net income per share for the year ended December 31, 2014 was calculated using the number of common shares distributed on July 17, 2015.

Note 3—Business Combinations

There were no acquisitions or divestitures completed in 2016 and 2014.

During 2015, we completed four acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate amount of $1.4 billion. During 2016, we finalized the allocation of the purchase consideration for Xoom, Paydiant, CyActive and one other acquisition, which resulted in a $10 million adjustment to goodwill primarily related to Xoom.

Xoom

We completed the acquisition of Xoom Corporation (“Xoom”) in November 2015 by acquiring all of the outstanding shares of Xoom for $25 per share in cash. We acquired Xoom to offer a broader range of services to our global customer base, increase customer engagement and accelerate our entrance into the international remittances markets. The total purchase price of $1.1

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billion included cash consideration paid of approximately $961 million, net of cash acquired of $92 million, and the fair value of assumed unvested equity totaling $7 million.

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$645
Intangibles	217
Cash	92
Short-term investments	72
Accounts receivable	40
Other net liabilities	(6)
Total purchase consideration	$1,060
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

Paydiant

We completed the acquisition of Paydiant, Inc. (“Paydiant”) in April 2015 for total consideration of approximately $230 million, net of cash acquired. We acquired Paydiant to expand our capabilities in mobile payments. The allocation of purchase consideration resulted in approximately $49 million of technology and customer-related intangible assets, net liabilities of approximately $6 million, and initial goodwill of approximately $187 million. We do not expect goodwill to be deductible for income tax purposes.

CyActive

We completed the acquisition of CyActive Security, Ltd. (“CyActive”) in April 2015 for total consideration of approximately $43 million, net of cash acquired. We acquired CyActive to further enhance our information security capabilities. The allocation of purchase consideration resulted in approximately $8 million of technology-related intangible assets, net liabilities of approximately $2 million, and initial goodwill of approximately $37 million. We do not expect goodwill to be deductible for income tax purposes.

We have included the financial results of these acquired businesses in our consolidated financial statements from their respective dates of acquisition. Revenues and expenses related to these acquisitions for the year ended December 31, 2015 were not material. Pro forma results of operations have not been presented because the effect of these acquisitions were not material to our financial results.

Note 4—Goodwill and Intangible Assets
Goodwill
The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2016 and 2015:

	December 31, 2014	Goodwill Acquired	Adjustments	December 31, 2015	Goodwill Acquired	Adjustments	December 31, 2016
	(In millions)
Total goodwill	$3,189	$886	$(6)	$4,069	$—	$(10)	$4,059

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments to goodwill during 2016 relate to measurement period adjustments related primarily to our acquisition of Xoom. The goodwill acquired in 2015 was due primarily to the four acquisitions that we completed in 2015. The adjustments to goodwill during 2015 relate to foreign exchange rate translations.

Intangible Assets
The components of identifiable intangible assets are as follows:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$605	$(542)	$63	4	$605	$(501)	$104	4
Marketing related	197	(190)	7	2	197	(150)	47	3
Developed technologies	245	(206)	39	3	245	(176)	69	3
All other	245	(143)	102	5	243	(105)	138	5
Intangible assets, net	$1,292	$(1,081)	$211		$1,290	$(932)	$358
During the second and third quarters of 2015, eBay contributed intangible assets with a gross carrying amount of $37 million and a net book value of $18 million. All identifiable intangible assets are subject to amortization and no significant residual value is estimated for the intangible assets. Amortization expense for intangible assets was $150 million, $93 million and $84 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Expected future intangible asset amortization as of December 31, 2016 is as follows (in millions):

Fiscal years:
2017	$103
2018	68
2019	23
2020	17
$211

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of December 31, 2016 and December 31, 2015.

	As of December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$4,319	$5,245
Government and agency securities	5,625	4,305
Time deposits	522	830
Corporate debt securities	1,093	180
Funds receivable	2,804	1,701
Total funds receivable and customer accounts	$14,363	$12,261

At December 31, 2016 and December 31, 2015, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,198	$—	$(2)	$5,196
Time deposits	522	—	—	522
Corporate debt securities	531	—	—	531
Total	$6,251	$—	$(2)	$6,249

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$3,299	$—	$(1)	$3,298
Time deposits	830	—	—	830
Total	$4,129	$—	$(1)	$4,128

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. At December 31, 2016 and 2015, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.0 billion and $1.2 billion, respectively. In the years ended December 31, 2016 and 2015, $66 million and $65 million of net losses from fair value changes, respectively, were recognized in other income (expense), net on the consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $4.1 billion as of December 31, 2016.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of December 31, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of these securities.  We neither intend nor anticipate the need to sell these securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2016, we had no investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2016 and 2015.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at December 31, 2016 were as follows:

December 31, 2016
(In millions)
One year or less	$6,015
One year through two years	234
Total	$6,249

Note 6—Investments
At December 31, 2016 and 2015, the estimated fair value of our short-term and long-term investments classified as available for sale was as follows:

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,867	$1	$(1)	$2,867
Government and agency securities	32	—	—	32
Time deposits	122	—	—	122
Long-term investments:
Corporate debt securities	1,473	1	(4)	1,470
Government and agency securities	10	—	—	10
Total(1)	$4,504	$2	$(5)	$4,501
(1) Excludes short-term restricted cash of $17 million.

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,000	$—	$(2)	$1,998
Time deposits	2	—	—	2
Long-term investments(1):
Corporate debt securities	2,328	—	(14)	2,314
Total(1)	$4,330	$—	$(16)	$4,314
(1) Excludes short-term restricted cash of $18 million and long-term restricted cash of $8 million.

In the second quarter of 2016, we elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of December 31, 2016, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $356

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. In the year ended December 31, 2016, $48 million of net losses from fair value changes was recognized in other income (expense), net on the consolidated statement of income.

We have short-term restricted cash that we intend to use to support our global sabbatical program. In addition, as of December 31, 2015, we had long-term restricted cash related to Xoom and required as collateral by payment processors and for licensing rules in India.

The aggregate fair value of short-term and long-term investments in an unrealized loss position was $2.2 billion as of December 31, 2016.  The aggregate gross unrealized loss on our short-term and long-term investments was $5 million as of December 31, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell these securities before recovery.  We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

We had no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than 12 months as of December 31, 2016 and 2015. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2016 and 2015.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at December 31, 2016 were as follows:

December 31, 2016
(In millions)
One year or less	$3,021
One year through two years	715
Two years through three years	608
Three years through four years	89
Four years through five years	68
Total(1)	$4,501
(1) Excludes short-term restricted cash of $17 million.
Cost Method Investments
We have made cost method investments which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2016 and 2015, our cost method investments totaled $50 million and $26 million, respectively.
Note 7—Fair Value Measurement of Financial Assets and Liabilities
Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on how Level 1 and Level 2 instrument valuations are obtained.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

Description	Balances at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$268	$—	$268
Short-term investments:
Restricted Cash	17	17	—
Corporate debt securities	2,882	—	2,882
Government and agency securities	364	—	364
Time deposits	122	—	122
Total short-term investments	$3,385	$17	$3,368
Funds receivable and customer accounts	7,420	—	7,420
Derivatives	223	—	223
Long-term investments:
Corporate debt securities	1,479	—	1,479
Government and agency securities	10	—	10
Total long-term investments	1,489	—	1,489
Total financial assets	$12,785	$17	$12,768
Liabilities:
Derivatives	$59	$—	$59
(1) Excludes cash of $1.3 billion.

Description	Balances at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$406	$—	$406
Short-term investments:
Restricted Cash	18	18	—
Corporate debt securities	1,998	—	1,998
Time deposits	2	—	2
Total short-term investments	2,018	18	2,000
Funds receivable and customer accounts	6,978	—	6,978
Derivatives	97	—	97
Long-term investments:
Restricted Cash	8	8	—
Corporate debt securities	2,314	—	2,314
Total long-term investments	2,322	8	2,314
Total financial assets	$11,821	$26	$11,795
Liabilities:
Derivatives	$25	$—	$25
(1) Excludes cash of $987 million.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2016 and 2015. As of December 31, 2016, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are composed primarily of bank deposits, government and agency securities and commercial paper.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as further discussed in “Note 5—Funds Receivable and Customer Accounts” and “Note 6—Investments.”

Note 8—Derivative Instruments

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the years ended December 31, 2016, 2015 and 2014 we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of December 31, 2016, we estimated that $123 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Derivative Contracts
The fair value of our outstanding derivative instruments as of December 31, 2016 and 2015 was as follows:

	Balance Sheet Location	As of December 31,
		2016	2015
Derivative Assets:		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$135	$59
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	88	38
Total derivative assets		$223	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$4	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	55	23
Total derivative liabilities		$59	$25

Net fair value of derivative instruments		$164	$72

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of December 31, 2016, the potential effect of rights of setoff associated with our foreign exchange contracts would be an offset to both assets and liabilities by $59 million, resulting in net derivative assets of $164 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables summarize the activity of derivative contracts that qualify for hedge accounting as of December 31, 2016 and December 31, 2015, and the impact of designated derivative instruments on accumulated other comprehensive income for the twelve months ended December 31, 2016 and 2015:

	December 31, 2015	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	December 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	$193	$119	$131

	December 31, 2014	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	December 31, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$126	$113	$182	$57
Effect of Derivative Contracts on Consolidated Statements of Income
The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$119	$182	$(36)
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	76	17	(2)
Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$195	$199	$(38)

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

	Year Ended December 31,
	2016	2.015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,865	$1,688
Foreign exchange contracts not designated as hedging instruments	4,612	2,802
Total	$6,477	$4,490

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Property and Equipment, Net

	As of December 31,
	2016	2015
	(In millions)
Property and equipment, net:
Computer equipment and software	$2,049	$1,818
Internal use software and website development costs	1,372	1,150
Land and buildings	357	352
Leasehold improvements	335	297
Furniture and fixtures	119	99
Development in progress and other	268	133
Total property and equipment, gross	4,500	3,849
Accumulated depreciation	(3,018)	(2,505)
Total property and equipment, net	$1,482	$1,344
During the second and third quarters of 2015, eBay contributed property and equipment to us with a gross carrying amount of $355 million and a net book value of $224 million. Additionally, we sold certain property and equipment to eBay with a gross carrying amount of $63 million and a net book value of $15 million for proceeds of approximately $26 million. The proceeds in excess of net book value were recorded as a contribution from eBay and resulted in an increase to net parent investment within stockholders' equity.
Depreciation expense was $574 million in 2016, $515 million in 2015 and $432 million in 2014.
The net change in purchase of property and equipment included in accounts payable was $35 million in 2016. The net change in purchase of property and equipment included in accounts payable was not material in 2015 and 2014.
Note 10—Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution in the U.S. and are responsible for servicing functions related to all our credit products. During the years ended December 31, 2016 and 2015, we purchased approximately $8.4 billion and $7.4 billion, respectively, in credit receivables. As part of the arrangement with an independent chartered financial institution in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. For this arrangement, gains or losses on the sale of the participation interest are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sell to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold which results in a gain reflected as net revenues in our consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees.

Consumer receivables

As of December 31, 2016, the total outstanding balance in our pool of consumer receivables was $5.1 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. As of December 31, 2015, the total outstanding balance in our pool of consumer receivables was $4.0 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared equally based on participation interests held amongst all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at December 31, 2016 and December 31, 2015 were 682 and 686, respectively.

As of December 31, 2016 and December 31, 2015, approximately 52.1% and 53.6%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than 680, which is generally considered “prime” by the consumer credit industry. As of December 31, 2016 and December 31, 2015, approximately 11.1% and 9.4%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of December 31, 2016 and December 31, 2015, approximately 90.0% and 90.1%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	As of December 31,
	2016	2015
	(In millions)
> 760	$665	$569
680-759	1,938	1,529
600-679	1,840	1,449
< 599	553	369
Total	$4,996	$3,916

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $117 million and $70 million at December 31, 2016 and 2015, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date.

December 31, 2016
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$4,601	$219	$82	$211	$512	$5,113

December 31, 2015
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$3,593	$172	$66	$155	$393	$3,986

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. Bankrupt accounts are charged off 60 days after receipt of notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until such time they are charged off. We record an allowance for loss against the interest and fees receivable.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for years ended December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning Balance	$179	$32	$211	$158	$30	$188
Reclassification from loans receivable to loans held for sale	—	—	—	(22)	—	(22)
Provisions	388	116	504	270	86	356
Charge-offs	(330)	(108)	(438)	(251)	(84)	(335)
Recoveries	28	—	28	24	—	24
Ending Balance	$265	$40	$305	$179	$32	$211

The table above excludes receivables from other consumer credit products of $16 million and $8 million at December 31, 2016 and 2015, respectively, and allowances of $3 million and $1 million at December 31, 2016 and 2015, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses and the provision for interest receivable on the interest and fees earned on our consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction in revenue.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, a risk model that we have internally developed that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital advance. Drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally consider scores above 610 to be very good and to pose limited credit risk. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We assess a participating merchant’s PRM score on a recurring basis for all outstanding working capital advances owned by PayPal. At December 31, 2016 and 2015, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 625 and 630, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	As of December 31,
	2016	2015
	(In millions)
> 610	$378	$291
526-609	108	85
<525	72	45
Total	$558	$421

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which approximates an Annual Percentage Rate (“APR”) based on the overall credit assessment of the merchant. Advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. The fee is fixed at the time the advance is extended and we estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10%

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the original amount advanced plus the fixed fee must be repaid every 90 days. We generally calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a regular basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. We charge off the receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the updated repayment period is 360 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days.

The following tables present our estimate of the principal amount of PayPal Working Capital advances and fees receivable past their original expected repayment period. In the second quarter of 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

December 31, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$462	$35	$19	$30	$12	$96	$558

December 31, 2015
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$367	$24	$13	$15	$2	$54	$421

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the years ended December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	PayPal Working Capital Advances	Fees Receivable	Total Allowance	PayPal Working Capital Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$19	$3	$22	$5	$2	$7
Provisions	45	6	51	28	1	29
Charge-offs	(41)	(6)	(47)	(16)	—	(16)
Recoveries	5	—	5	2	—	2
Ending Balance	$28	$3	$31	$19	$3	$22

The provision for loan losses relating to our PayPal Working Capital advances is recognized in transaction and loan losses and the provision for fees receivable is recognized in deferred revenues in our consolidated balance sheet as a reduction in deferred revenue.

Note 11—Segment and Geographical Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. Our chief operating decision-maker is our Chief Executive Officer who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net revenues:
U.S.	$5,760	$4,640	$3,877
U.K.	1,257	1,191	1,155
Other countries	3,825	3,417	2,993
Total net revenues	$10,842	$9,248	$8,025

	As of December 31,
	2016	2015
	(In millions)
Long-lived assets:
U.S.	$1,391	$1,256
Other countries	91	88
Total long-lived assets	$1,482	$1,344

Net revenues earned from transaction revenues are attributed to U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside. Tangible long-lived assets for the years ended December 31, 2016 and 2015 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Information regarding net revenues by major products and services for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Transaction revenues	$9,490	$8,128	$7,107
Other value added services:	1,352	1,120	918
Total net revenues	$10,842	$9,248	$8,025
Note 12—Commitments and Contingencies
Commitments
As of December 31, 2016, approximately $28.8 billion of unused credit was available to PayPal Credit account holders compared to $24.8 billion of unused credit as of December 31, 2015. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2015, we entered into a credit agreement (“Credit Agreement”) that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the “Guarantor”). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2016, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2016, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2016, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.
Lease Arrangements
We have lease obligations under certain non-cancelable operating leases. Our non-cancelable operating lease agreements typically have terms between 3-10 years and generally contain multi-year renewal options. We recognize rent expense under such agreements on a straight-line basis.
Future minimum rental payments under non-cancelable operating leases at December 31, 2016, are as follows:

Operating Leases
(In millions)
2017	$102
2018	106
2019	93
2020	63
2021	47
Thereafter	141
Total minimum lease payments	$552
Rent expense for the years ended December 31, 2016, 2015 and 2014 totaled $76 million, $59 million and $43 million, respectively. The future minimum lease payments include the minimum commitments for our facilities.

Litigation and Regulatory Matters

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages, and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue at the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 12, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2016. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available information, that reasonably possible losses arising directly from these proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Regulatory Proceedings

We are subject to U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On March 28, 2016, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act.  The CID requests the production of documents and answers to written questions related to our Venmo service. We are cooperating with the FTC in connection with the CID.  The CID could lead to an enforcement action and/or one or more consent orders, which may result in substantial costs, including legal fees, fines, penalties, and remediation expenses and actions, and could require us to change the manner in which we operate Venmo.

Legal Proceedings

On December 28, 2016, a putative securities class action captioned Cho v. PayPal Holdings, Inc., et al., Case No. 3:16-cv-07371, was filed in the U.S. District Court for the Northern District of California (the “Securities Case”). The Securities Case asserts claims allegedly relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a Civil Investigative Demand from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act.  The Securities Case purports to be brought on behalf of purchasers of eBay’s stock on or after December 19, 2013 who subsequently received the Company’s stock pursuant to eBay’s spin-off of the Company, effective as of July 17, 2015, and/or purchasers of the Company’s stock between July 20, 2015 and April 28, 2016, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company, its Chief Executive Officer, Chief Financial Officer, and former interim Chief Financial Officer, and eBay and certain of its former officers, including the Chairman of our Board of Directors. The Securities Case alleges that defendants made materially false and misleading statements or omissions regarding our compliance with applicable laws and regulations, including the failure to disclose that we were purportedly engaging in unfair trade practices through our Venmo service and that as a result of alleged false and misleading statements or omissions, our stock traded at artificially inflated prices.  The Securities Case seeks unspecified compensatory damages on behalf of the putative class members.  We believe the claims and allegations in the Securities Case are without merit and intend to defend the action vigorously.

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162, was filed in the U.S. District Court for the Northern District of California based on substantially similar allegations underlying the Securities Case described above (the “Derivative Case”).  The Derivative Case is purportedly brought on behalf of the Company and alleges that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Exchange Act, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulation with respect to its Venmo service, as alleged in the Securities Case, and by permitting or causing the Company to engage in unfair trade practices through its Venmo service.  The Derivative Case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiff in this action does not seek relief against the Company, we have certain indemnification obligations to the individual defendants.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have received subpoenas from the U.S. Department of Justice (“DOJ”) seeking the production of certain information related to our historical anti-money laundering program. We are cooperating with the DOJ in providing information in response to the subpoenas. We are unable to predict the outcome of the government's investigation.

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
In the ordinary course of business, we include limited indemnification provisions in certain of our agreements with parties with whom we have commercial relationships, including our standard marketing, promotions, and application-programming-interface license (API) agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third-party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to intellectual property rights. We have also provided an indemnity to our payments processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or customer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated.

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of December 31, 2016 and December 31, 2015:

	As of December 31,
	2016	2015
	(In millions)
Maximum potential exposure	$131,739	$109,496

The following table provides the amount of allowance for transaction losses related to our protection programs as of December 31, 2016 and December 31, 2015:

	As of December 31,
	2016	2015
	(In millions)
Allowance for transaction losses	$222	$185

Note 13—Related Party Transactions

As of December 31, 2016, there were no material amounts payable to or amounts receivable from related parties. All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. For all periods subsequent to the distribution, there were no material related party transactions.

Prior to the distribution, our business comprised the Payments segment of eBay and thus our transactions with eBay were considered related party transactions. In connection with the separation, we entered into a separation and distribution agreement as well as various other agreements that govern our relationships with eBay going forward, including an operating agreement, transition services agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement and colocation services agreements. Information included in this Note 13 with respect to eBay is strictly limited to our related party transactions with eBay prior to the separation (i.e., periods up to July 17, 2015). Following separation, transactions with eBay represent third-party transactions on an arms-length basis.

We earned net revenues of $59 million and $113 million from eBay and its subsidiaries during the years ended December 31, 2015 and 2014, respectively. Prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual transaction losses associated with customer-filed claims as well as an allocation of salary-related expenses for our customer support teams working on customer claims and

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the years ended December 31, 2015 and 2014 were $27 million and $43 million, respectively, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection programs during the years ended December 31, 2015 and 2014 were $12 million and $22 million, respectively, and were included as a reduction to customer support and operations and general and administrative expenses in our consolidated statement of income. Following the distribution, eBay's customer protection programs are no longer administered by us, and therefore these costs are no longer reimbursed by eBay.

Prior to the distribution, we incurred user acquisition fees from eBay on payment volume which we processed from purchases made on eBay’s platform. User acquisition fees during the years ended December 31, 2015 and 2014 were $64 million and $119 million, respectively. Following the distribution, pursuant to the operating agreement, we incur referral services fees from eBay based on a fixed rate per new user.

Prior to the distribution, these consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. These expenses allocated to us by eBay are based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $303 million and $443 million for the years ended December 31, 2015 and 2014, respectively.

In the second and third quarter of 2015, pursuant to the Separation and Distribution Agreement between eBay and us, eBay transferred substantially all of the assets and liabilities and operations of eBay's payments business to PayPal, which was completed in June 2015 (the “capitalization”). As part of the capitalization, we received from eBay a contribution of cash of approximately $3.8 billion, as well as a related estimated deferred tax liability of $236 million associated with the foreign earnings that are not considered indefinitely reinvested. In the fourth quarter of 2015, we reassessed the measurement of the deferred tax liability and, based on updated valuation information, reduced the deferred tax liability balance to $172 million as of December 31, 2015. The adjustment to deferred tax liability was recorded as a contribution from eBay and resulted in an increase to net parent investment within stockholders' equity. During the second and third quarter of 2015, eBay also contributed property and equipment with a net book value of approximately $224 million and intangible assets with a net book value of approximately $18 million. Additionally, we sold certain property and equipment to eBay with a gross carrying amount of $63 million and a net book value of $15 million for proceeds of approximately $26 million. The proceeds in excess of net book value were recorded as a contribution from eBay and resulted in an increase to net parent investment within stockholders' equity.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Repurchase Program

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

The stock repurchase activity under our stock repurchase program during the year ended December 31, 2016 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Authorization of plan in January 2016				$2,000
Repurchases of shares of common stock for three months ended:
March 31, 2016	16.9	$35.27	$596	$1,404
June 30, 2016	7.8	$38.67	$300	$1,104
September 30, 2016	1.3	$36.80	$49	$1,055
December 31, 2016	1.3	$38.92	$50	$1,005
Balance as of December 31, 2016	27.3		$995	$1,005
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 15—Stock-Based and Employee Savings Plans

Prior to the separation (i.e., periods up to July 17, 2015), PayPal employees participated in eBay's equity incentive plans, including stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). In addition, certain PayPal employees participated in eBay's employee stock purchase plan. All awards granted under these plans consisted of eBay common shares. PayPal's consolidated statement of income reflected compensation expense for these stock-based plans associated with the portion of eBay's equity incentive plans in which PayPal employees participated.

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

Equity Incentive Plans

The Board of Directors adopted the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”) on June 16, 2015. Under the terms of the Plan, equity awards, including stock options, RSUs, restricted stock awards, PBRSUs, deferred stock units, and stock payments may be granted to our directors, officers and employees. At December 31, 2016, we had 92 million shares authorized under our equity incentive plans and 61 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
RSUs are granted to eligible employees under our equity incentive plans. In general, RSUs vest in equal annual installments over a period of three to four years, are subject to an employee's continuing service to us and do not have an expiration date. The cost of RSUs granted prior to the separation was determined using the fair value of eBay's common stock on the date of grant. For RSUs granted following separation, the cost of RSUs was determined using the fair value of PayPal's common stock on the date of grant.

Certain of our executives are eligible to receive performance-based restricted stock units (“PBRSUs”). PBRSUs are equity awards that may be earned based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the Company’s performance against pre-established performance metrics over a predefined performance period. PBRSUs granted under eBay's equity incentive plans generally have two-year performance periods with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting more than one year following the completion of the performance period. In the first quarter of 2016, the Compensation Committee approved a revised structure for PBRSUs granted under PayPal's 2015 Equity Incentive Award Plan to officers and certain employees providing services to the Company. PBRSUs granted under PayPal's 2015 Equity Incentive Award Plan have three-year performance periods with cliff vesting following the completion of the performance period, subject to the Committee's approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PBRSUs that may be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount.
Employee Stock Purchase Plan
Prior to separation, eligible employees participated in eBay’s employee stock purchase plan. Effective July 17, 2015, the Board of Directors adopted the PayPal Holdings, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of this plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may purchase shares between 2% and 10% of their gross compensation during an offering period but not more than the statutory limitation of $25,000 per year. The company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. For the year ended December 31, 2016, our employees purchased 2.7 million shares of PayPal common stock at an average price of $29.49. For the year ended December 31, 2015, our employees purchased 0.9 million shares of eBay common stock at an average price of $44.37 and 1.2 million shares of PayPal common stock at an average price of $28.12. Under eBay's employee stock purchase plan for the year ended December 31, 2014 our employees purchased approximately 1.5 million shares of eBay common stock at an average price of $42.16. As of December 31, 2016, approximately 8.1 million shares were reserved for future issuance under the Purchase Plan.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity
The following table summarizes stock option activity of our employees under our equity incentive plans for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2016	6,008	$25.94
Granted	124	$36.32
Exercised	(1,557)	$18.39
Forfeited/expired/canceled	(287)	$30.82
Outstanding at December 31, 2016	4,288	$28.65	4.14	$47,510
Expected to vest	1,424	$29.17	5.27	$15,059
Options exercisable	2,727	$28.30	3.47	$31,166
The weighted average grant date fair value of options granted to our employees during the years 2016, 2015 and 2014 was $8.79, $11.20 and $13.38, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at December 31, 2016. During the years 2016, 2015 and 2014, the aggregate intrinsic value of options exercised under eBay's and PayPal's equity incentive plans was $31 million, $72 million and $57 million, respectively, determined as of the date of option exercise. At December 31, 2016, 4.2 million options were in-the-money.
Restricted Stock Unit Activity

The following table summarizes the restricted stock units (including performance-based restricted stock units) granted under our equity incentive plans as of December 31, 2016 and changes during the year ended December 31, 2016:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2016	28,761	$34.63
Awarded	14,120	$39.13
Vested	(9,784)	$33.28
Forfeited	(3,912)	$36.13
Outstanding at December 31, 2016	29,185	$37.06
Expected to vest	25,565

During the years 2016, 2015 and 2014, the aggregate intrinsic value of restricted stock units vested under eBay's and PayPal's equity incentive plans were $378 million, $315 million and $292 million, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense under eBay's and PayPal's equity incentive plans for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Customer support and operations	$85	$62	$52
Sales and marketing	84	52	59
Product development	139	132	108
General and administrative	130	94	75
Depreciation and amortization	6	7	4
Total stock-based compensation expense	$444	$347	$298

Capitalized as part of internal use software and website development costs	$13	$7	$10
Income tax benefit recognized for stock-based compensation arrangements	$127	$98	$77
As of December 31, 2016, there was approximately $707 million of unearned stock-based compensation estimated to be expensed from 2017 through 2019. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and RSUs or assume unvested equity awards in connection with acquisitions.
Stock Option Valuation Assumptions
We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.5%	1.4%	1.2%
Expected life (in years)	4.6	4.3	4.1
Dividend yield	—	—	—
Expected volatility	25%	26%	29%
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
For periods subsequent to the separation, the risk-free interest rate for periods within the contractual life of the award was based upon the U.S. Treasury yield curve in effect at the time of the grant. Due to our limited history of stock option exercises, we estimated the expected term of options granted based on the midpoint between the vesting date and the end of the contractual term using the “simplified” method under the SEC guidance. The computation of expected volatility for our employee stock option awards was based on the historical volatility of selected peer companies.
Employee Saving Plans

Prior to separation, eligible U.S. employees participated in eBay's savings plan, which qualifies under Section 401(k) of the Code. Effective July 17, 2015, the Board of Directors adopted the PayPal Holdings, Inc. Deferred Compensation Plan. Under the terms of this plan, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2016, 2015 and 2014, under PayPal's and eBay's savings plans, eligible employees received one dollar for each dollar

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution of $10,600, $10,600 and $10,400, respectively, per employee. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2016, 2015 and 2014, the matching contribution expense for our U.S. and international savings plans were approximately $42 million, $42 million and $37 million, respectively.

Note 16—Income Taxes

For periods ended on or prior to July 17, 2015, we were a member of the eBay consolidated group and our U.S. taxable income was included in the consolidated U.S. federal income tax return of eBay as well as in returns filed by eBay with certain state and local taxing jurisdictions. Our foreign income tax returns were filed on a separate company basis. For periods ended on or prior to July 17, 2015, our income tax liability has been computed and presented herein under the “separate return method” as if we were a separate tax paying entity, as modified by the benefits-for-loss approach. Accordingly, our operating losses and other tax attributes are characterized as utilized when those attributes have been utilized by other members of the eBay consolidated group; however, the benefits-for-loss approach does not impact our tax expense. Federal and unitary state income taxes incurred for periods ended on or prior to July 17, 2015 are remitted to eBay pursuant to a tax sharing agreement between the companies.

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
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
United States	$(342)	$(253)	$(111)
International	1,973	1,741	1,372
Income before income taxes	$1,631	$1,488	$1,261
The income tax expense is composed of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Current:
Federal	$44	$34	$90
State and local	19	(5)	13
Foreign	115	104	59
	$178	$133	$162
Deferred:
Federal	$90	$126	$699
State and local	(35)	1	(3)
Foreign	(3)	—	(16)
	52	127	680
Income tax expense	$230	$260	$842

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate.

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(1.0)%	(0.3)%	0.8%
Foreign income taxed at different rates	(23.2)%	(20.9)%	(22.2)%
Prior year foreign earnings no longer considered indefinitely reinvested	—	—%	50.8%
Stock-based compensation expense	1.6%	1.5%	1.5%
Tax credits	(1.0)%	(0.7)%	(0.8)%
Change in valuation allowances	0.5%	0.3	—%
Other	2.2%	2.6%	1.7%
Effective income tax rate	14.1%	17.5%	66.8%

The difference between the effective income tax rate and the federal statutory rate of 35.0% to income before income taxes is primarily the result of foreign income taxed at different rates and, for the year ended December 31, 2014, the accrual of U.S. income tax on undistributed foreign profits for 2013 and prior years previously indefinitely reinvested outside of the U.S.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2016	2015
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$84	$90
Accruals and allowances	187	153
Partnership investment	15	14
Stock-based compensation	99	82
Net unrealized (gains) losses	14	16
Total deferred tax assets	399	355
Valuation allowance	(24)	(13)
Net deferred tax assets	$375	$342
Deferred tax liabilities:
Unremitted foreign earnings	$(1,246)	$(1,156)
Fixed assets and other intangibles	(226)	(191)
Acquired intangibles	(95)	(131)
Net unrealized losses (gains)	(2)	(1)
Total deferred tax liabilities	(1,569)	(1,479)
Net deferred tax assets (liabilities)	$(1,194)	$(1,137)
The following table shows the deferred tax assets and liabilities within our consolidated balance sheet.

	Balance Sheet Location	As of December 31,
		2016	2015
		(In millions)
Total deferred tax assets (non-current)	Other assets	$21	$38
Total deferred tax liabilities (non-current)	Long-term liabilities	(1,215)	(1,175)
Total net deferred tax assets (liabilities)		$(1,194)	$(1,137)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. We early adopted the FASB's new accounting guidance effective for the year ended December 31, 2015.
In 2015, pursuant to the Separation and Distribution Agreement between eBay and us, we received from eBay a contribution of cash of approximately $3.8 billion, as well as a related estimated deferred tax liability of $172 million associated with foreign earnings that are not considered indefinitely reinvested. The adjustment to deferred tax liability was recorded as a contribution from eBay and resulted in an increase to net parent investment within stockholders' equity.
As of December 31, 2016, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $110 million, $281 million, and $54 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2017. The majority of the foreign net operating loss carryforwards have no expiration date and may be carried forward indefinitely. As of December 31, 2016, our federal and state tax credit carryforwards for income tax purposes were approximately $5 million and $60 million, respectively. The federal tax credits will begin to expire in 2032. Most of the state tax credits carry forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. At December 31, 2016, we maintained a valuation allowance with respect to certain of our deferred tax assets relating to operating losses in certain states and foreign jurisdictions and tax credits in certain states that we believe are not likely to be realized. At December 31, 2015, we maintained a valuation allowance related to deferred tax assets for operating losses in certain states and foreign jurisdictions that we believe are not likely to be realized.

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
We have not provided for U.S. federal income and foreign withholding taxes on $4.6 billion of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016, because such earnings are intended to be indefinitely reinvested in our international operations. We do not know the time or manner in which we would repatriate those funds; therefore, we cannot quantify the tax liability associated with the future repatriation of such earnings. In cases where we do not intend to indefinitely reinvest a portion of our foreign subsidiaries’ undistributed earnings, we provide U.S. taxes on such earnings and such taxes are included in deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.
We benefit from tax rulings concluded in several different jurisdictions, most significantly Singapore and Luxembourg. These rulings result in significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under these tax rulings. These rulings resulted in tax savings of approximately $310 million, $285 million and $217 million in 2016, 2015 and 2014, respectively. The benefit of these tax rulings on our net income per share (diluted) was approximately $0.25, $0.23 and $0.18 in 2016, 2015 and 2014, respectively. These tax rulings expire over periods ranging from 2020 to 2021.

On July 27, 2015, the U.S. Tax Court, in Altera Corp. v. Commissioner, invalidated part of a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the Internal Revenue Service filed a notice of appeal to the Ninth Circuit Court of Appeals, with follow up briefs filed by both Altera and the Internal Revenue Service to the appeals court during the second half of 2016. We have reviewed this case and its impact on PayPal and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects changes in unrecognized tax benefits since January 1, 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$267	$165	$134
Increases related to prior period tax positions	14	39	7
Decreases related to prior period tax positions	(18)	(4)	(2)
Increases related to current period tax positions	51	68	31
Settlements	(1)	(1)	(5)
Statute of limitation expirations	(1)	—	—
Gross amounts of unrecognized tax benefits as of the end of the period	$312	$267	$165
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $271 million.

During all years presented, we recognized interest and penalties related to uncertain tax positions in income tax expense. In 2016 we recognized net interest and penalties of $13 million in income tax expense. The amount of interest and penalties accrued as of December 31, 2016 and 2015 was approximately $67 million and $54 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2003 to 2015 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2002 primarily include the U.S. (Federal and California), France, Germany, India, Israel, Italy, Singapore and United Kingdom. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2016 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
Note 17—Restructuring

In January 2015, at a regular meeting of the eBay board of directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was completed by the end of 2015. We recognized $48 million of restructuring expenses during the year ended December 31, 2015, all of which were paid by the end of 2015.

No restructuring expenses were recognized during the years ended December 31, 2016 and 2014.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	193	7	(15)	(2)	183
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	119	(4)	—	—	115
Net current period other comprehensive income	74	11	(15)	(2)	68
Ending balance	$131	$(5)	$(68)	$1	$59

The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$126	$—	$(16)	$—	$110
Other comprehensive income (loss) before reclassifications	113	(16)	(37)	3	63
Less: Amount of gain reclassified from accumulated other comprehensive income	182	—	—	—	182
Net current period other comprehensive income (loss)	(69)	(16)	(37)	3	(119)
Ending balance	$57	$(16)	$(53)	$3	$(9)
The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Year Ended December 31,
	2016	2015
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$119	$182	Net revenues
Unrealized losses on investments	(4)	—	Other income (expense), net
	$115	$182	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$115	$182	Net income

PayPal Holdings, Inc.

Supplementary Data — Quarterly Unaudited Financial Data

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2016 and 2015. The fourth quarter of 2015 was the first full quarter post separation and represents our actual results as an independent public company. Results for the first three quarters of 2015 include allocations from eBay and may not be indicative of our results had we been a separate stand-alone entity during those periods.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$2,544	$2,650	$2,667	$2,981
Net income	$365	$323	$323	$390
Net income per share-basic	$0.30	$0.27	$0.27	$0.32
Net income per share-diluted	$0.30	$0.27	$0.27	$0.32
Weighted-average shares:
Basic	1,216	1,210	1,207	1,207
Diluted	1,225	1,215	1,214	1,216

	2015 Quarter Ended
	(Unaudited, in millions, except per share amounts)
	March 31(1)	June 30(1)	September 30(2)	December 31(2)
Net revenues	$2,137	$2,297	$2,258	$2,556
Net income	$255	$305	$301	$367
Net income per share-basic	$0.21	$0.25	$0.25	$0.30
Net income per share-diluted	$0.21	$0.25	$0.25	$0.30
Weighted-average shares:(1)(2)
Basic	1,218	1,218	1,221	1,223
Diluted	1,224	1,224	1,227	1,230
1 On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the first two quarters of 2015 is calculated using the number of common shares distributed on July 17, 2015. Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding net income per share.
2 Basic and diluted net income per share for the third and fourth quarters of 2015 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date. Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding net income per share.

PayPal Holdings, Inc.

FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses
Year Ended December 31, 2014	$137	$408	$(379)	$166
Year Ended December 31, 2015	166	511	(492)	185
Year Ended December 31, 2016	$185	$655	$(618)	$222
Allowance for Loans and Interest Receivable
Year Ended December 31, 2014	$146	$333	$(284)	$195
Year Ended December 31, 2015	195	385	(347)	233
Year Ended December 31, 2016	$233	$555	$(449)	$339

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
3.01	PayPal Holdings, Inc.’s Amended and Restated Certificate of Incorporation.		8-K	7/20/2015
3.02	PayPal Holdings, Inc.’s Amended and Restated Bylaws.		8-K	7/20/2015
10.01	Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.		8-K	7/20/2015
10.02
Amendment, dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S, dated July 17, 2015.
			10-Q	7/26/2016
10.03	Transition Services Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015.		8-K	7/20/2015
10.04	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015.		8-K	7/20/2015
10.05	Employee Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015.		8-K	7/20/2015
10.06
Intellectual Property Matters Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.
			8-K	7/20/2015
10.07	Credit and Guarantee Agreement, dated as of July 17, 2015, by and among PayPal Holdings, Inc., PayPal, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	7/20/2015
10.08+	PayPal Employee Incentive Plan, as amended and restated.		DEF 14A	4/14/2016
10.09+	PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated.		DEF 14A	4/14/2016
10.10+	PayPal Holdings, Inc. Deferred Compensation Plan.		8-K	7/20/2015
10.11+	PayPal Holdings, Inc. Change in Control Severance Plan for Key Employees, dated June 16, 2015.		10-12B/A	6/18/2015
10.12+	PayPal Holdings, Inc. SVP and Above Standard Severance Plan, dated June 16, 2015.		10-12B/A	6/18/2015
10.13+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.14+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.15+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.16	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers.		10-12B/A	5/14/2015
10.17+	Form of Global Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Agreement) under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.18+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-Q	4/28/2016
10.19+	Form of Global Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.20+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.21+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.22+	Form of PayPal Holdings, Inc. Employee Stock Purchase Plan.		10-12B/A	5/14/2015
10.23+	Letter dated May 19, 2015 from eBay Inc. to William Ready.		10-12B/A	6/2/2015
10.24+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland.		10-K	2/11/2016
10.25+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach.		10-K	2/11/2016
10.26+	Letter dated May 5, 2013 from eBay Inc. to Tomer Barel.		10-K	2/11/2016
10.27+	Independent Director Compensation Policy.		8-K	1/17/2017
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 8, 2017.

PayPal Holdings, Inc.

By:	/s/ Daniel H. Schulman
Name: Daniel H. Schulman Title: President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Schulman, John D. Rainey, A. Louise Pentland, Brian Y. Yamasaki and Aaron A. Anderson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 8, 2017.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Daniel H. Schulman	By:	/s/ John D. Rainey
	Daniel H. Schulman		John D. Rainey
	President, Chief Executive Officer and Director		Executive Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Wences Casares	By:	/s/ John J. Donahoe
	Wences Casares		John J. Donahoe
	Director		Director

By:	/s/ John J. Donahoe	By:	/s/ David W. Dorman
	John J. Donahoe		David W. Dorman
	Director		Director

By:	/s/ Belinda Johnson	By:	/s/ Gail J. McGovern
	Belinda Johnson		Gail J. McGovern
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Pierre M. Omidyar
	David M. Moffett		Pierre M. Omidyar
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director