Form 10-Q
period 2017-03-31
PayPal Holdings, Inc.
filed 2017-04-27
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of April 21, 2017, there were 1,201,258,479 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2017	December 31, 2016
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,240	$1,590
Short-term investments	2,815	3,385
Accounts receivable, net	178	214
Loans and interest receivable, net of allowances of $364 in 2017 and $339 in 2016	5,354	5,348
Funds receivable and customer accounts	14,941	14,363
Prepaid expenses and other current assets	897	833
Total current assets	25,425	25,733
Long-term investments	2,325	1,539
Property and equipment, net	1,448	1,482
Goodwill	4,060	4,059
Intangible assets, net	184	211
Other assets	51	79
Total assets	$33,493	$33,103
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164	$192
Funds payable and amounts due to customers	15,741	15,163
Accrued expenses and other current liabilities	1,300	1,459
Income taxes payable	81	64
Total current liabilities	17,286	16,878
Deferred tax liability and other long-term liabilities	1,581	1,513
Total liabilities	18,867	18,391
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,196 and 1,207 outstanding	—	—
Treasury stock at cost, 39 and 27 shares	(1,512)	(995)
Additional paid-in-capital	13,724	13,579
Retained earnings	2,412	2,069
Accumulated other comprehensive income	2	59
Total equity	14,626	14,712
Total liabilities and equity	$33,493	$33,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
	(Unaudited)
Net revenues	$2,975	$2,544
Operating expenses:
Transaction expense	987	752
Transaction and loan losses	300	255
Customer support and operations	317	296
Sales and marketing	238	233
Product development	214	195
General and administrative	265	231
Depreciation and amortization	183	175
Restructuring	40	—
Total operating expenses	2,544	2,137
Operating income	431	407
Other income (expense), net	7	15
Income before income taxes	438	422
Income tax expense	54	57
Net income	$384	$365

Net income per share:
Basic	$0.32	$0.30
Diluted	$0.32	$0.30

Weighted average shares:
Basic	1,203	1,216
Diluted	1,216	1,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(In millions)
	(Unaudited)
Net income	$384	$365
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	13	8
Unrealized gains (losses) on investments, net	1	12
Tax (expense) benefit on unrealized gains (losses) on investments, net	—	(2)
Unrealized gains (losses) on hedging activities, net	(72)	(36)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	1	—
Other comprehensive income (loss), net of tax	(57)	(18)
Comprehensive income	$327	$347
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$384	$365
Adjustments:
Transaction and loan losses	300	255
Depreciation and amortization	183	174
Stock-based compensation	145	95
Deferred income taxes	53	22
Excess tax benefits from stock-based compensation	—	(1)
Gain on sale of principal loans receivable held for sale, net	(6)	(6)
Changes in assets and liabilities:
Accounts receivable	36	(22)
Principal loans receivable held for sale, net	6	6
Accounts payable	(1)	13
Income taxes payable	17	(5)
Other assets and liabilities	(366)	(158)
Net cash provided by operating activities	751	738
Cash flows from investing activities:
Purchases of property and equipment	(148)	(133)
Changes in principal loans receivable, net	(136)	(120)
Purchases of investments	(7,109)	(4,091)
Maturities and sales of investments	5,581	4,196
Acquisitions, net of cash acquired	—	(19)
Funds receivable and customer accounts	754	492
Net cash (used in) and provided by investing activities	(1,058)	325
Cash flows from financing activities:
Proceeds from issuance of common stock	12	6
Purchases of treasury stock	(517)	(596)
Excess tax benefits from stock-based compensation	—	1
Tax withholdings related to net share settlements of equity awards	(101)	(15)
Repayments under financing arrangements, net	—	(21)
Funds payable and amounts due to customers	552	738
Net cash (used in) and provided by financing activities	(54)	113
Effect of exchange rate changes on cash and cash equivalents	11	14
Net change in cash and cash equivalents	(350)	1,190
Cash and cash equivalents at beginning of period	1,590	1,393
Cash and cash equivalents at end of period	$1,240	$2,583
Supplemental cash flow disclosures:
Cash paid for interest	$1	$1
Cash paid for income taxes	$48	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. ("PayPal," the "Company," "we," "us," or "our") was incorporated in Delaware in January 2015 and is a leading technology and digital payments platform company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products, compose our proprietary Payments Platform.

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees’ results of operations is included in other income (expense), net on our condensed consolidated statement of income to the extent dividends are received. Our investment balance is included in long-term investments on our condensed consolidated balance sheet.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") filed with the Securities and Exchange Commission.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods. We have evaluated all subsequent events through the date the financial statements were issued.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses, during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Guidance

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance. We have evaluated the impact of this new standard and have concluded that our financial statements will not be materially impacted upon adoption. We will adopt the guidance on January 1, 2018 on a full retrospective basis, reflecting the application of the new standard in each prior reporting period.

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

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect our current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We are required to apply the standard provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

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

In 2017, the FASB issued new guidance clarifying the scope and application of the de-recognition of non-financial assets and the sale or transfer of non-financial assets, including partial sales. The new standard is effective for fiscal years, and interim periods

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Either of the following transition methods is permitted: (i) a full retrospective approach reflecting the application of the new standard in each prior reporting period, or (ii) a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings in the year the new standard is first applied. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted.  The new standard is effective at the same time as the new revenue recognition standard. Therefore, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Transition is on a modified retrospective basis via a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are evaluating the impact this new accounting guidance will have on our financial statements.

Recently Adopted Accounting Guidance

In 2016, the FASB issued new accounting guidance to simplify the analysis for embedded derivatives. The new guidance clarifies that when assessing whether a contingent put or call option qualifies as a separate derivative from the host contract (e.g., the debt instrument), the nature of the exercise contingency would be excluded from the assessment. We adopted the new guidance effective January 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

In 2016, the FASB issued new accounting guidance on investments that qualify for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The new guidance eliminates the requirement for retrospective adjustment of the investment, results of operations and retained earnings as if the equity method had been in effect during all the previous periods that the investment had been held. Instead, under the new guidance, the cost of acquiring the additional interest in the investee would be added to the current basis of the previously held interest and equity method accounting would be adopted as of the date the investment becomes qualified for equity method accounting. We adopted the new guidance effective January 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. We adopted the new guidance effective January 1, 2017. As a result of the adoption, starting in the first quarter of 2017, stock-based compensation ("SBC") excess tax benefits or tax deficiencies are reflected in the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. For the three months ended March 31, 2017, we recognized approximately $4 million of SBC net excess tax benefits within the provision for income taxes. Additionally, starting in the first quarter of 2017, we presented the cash flows related to the applicable SBC net excess tax benefits in operating activities along with other income tax cash flows rather than in financing activities. The remaining amendments did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Adoption of the new guidance must be made on a modified retrospective basis. We elected to early adopt the new guidance effective January 1, 2017. As a result of the adoption, we recorded a decrease of approximately $41 million in retained earnings as of the beginning of the first quarter of 2017, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets previously deferred. Additionally, we did not recognize $4 million of amortization of prepaid taxes for the first quarter of 2017 attributed to prior period intra-entity asset transfers previously deferred within the provision for income taxes. As of adoption, when a new intra-entity transfer of assets occurs, we will recognize the income tax consequences associated with this activity in the consolidated statement of income in the period the transaction takes place.

In 2017, the FASB issued new guidance to clarify the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

described in the guidance for revenue from contracts with customers. The guidance should be applied prospectively to any transactions occurring within the period of adoption. We elected to early adopt the new guidance effective January 1, 2017. The adoption of this standard did not have an impact on our financial statements.

In 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  We have elected to early adopt the new guidance for our annual goodwill impairment test to be performed after January 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

In 2017, the FASB issued guidance that requires a company to evaluate the appropriate financial statement disclosures about the potential material effects that the new accounting guidance related to revenue recognition, measurement of credit losses on financial instruments and accounting for leases will have on its financial statements when adopted. If a company does not know or cannot reasonably estimate the impact that adoption of these new standards is expected to have on the financial statements, then in addition to making a statement to that effect, the company should consider additional qualitative disclosures to assist the reader in assessing the significance of the impact that these new guidance standards will have on the financial statements when adopted. We have considered the guidance and, where possible, have added additional qualitative disclosures on the potential impact to our financial statements.

Note 2 - Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income	$384	$365
Denominator:
Weighted average shares of common stock - basic	1,203	1,216
Dilutive effect of equity incentive awards	13	9
Weighted average shares of common stock - diluted	1,216	1,225
Net income per share:
Basic	$0.32	$0.30
Diluted	$0.32	$0.30
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	6	5

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Business Combinations

There were no acquisitions or divestitures completed in the three months ended March 31, 2017. There were no acquisitions or divestitures completed in 2016.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2017:

	December 31, 2016	Goodwill Acquired	Adjustments	March 31, 2017
	(In millions)
Total Goodwill	$4,059	$—	$1	$4,060

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$590	$(536)	$54	4	$605	$(542)	$63	4
Marketing related	195	(189)	6	2	197	(190)	7	2
Developed technologies	221	(189)	32	3	245	(206)	39	3
All other	245	(153)	92	5	245	(143)	102	5
Intangible assets, net	$1,251	$(1,067)	$184		$1,292	$(1,081)	$211

Amortization expense for intangible assets was $27 million and $38 million for the three months ended March 31, 2017 and 2016, respectively.

Expected future intangible asset amortization as of March 31, 2017 was as follows (in millions):

Fiscal years:
Remaining 2017	$76
2018	68
2019	23
2020	17
2021	—
$184

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Geographical Information

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net revenues:
U.S.	$1,606	$1,343
U.K.	313	307
Other Countries	1,056	894
Total net revenues	$2,975	$2,544

	March 31, 2017	December 31, 2016
	(In millions)
Long-lived assets:
U.S.	$1,359	$1,391
Other Countries	89	91
Total long-lived assets	$1,448	$1,482

Net revenues are attributed to the U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside. Tangible long-lived assets as of March 31, 2017 and December 31, 2016 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 6 - Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$4,175	$4,319
Government and agency securities	6,873	5,625
Time deposits	698	522
Corporate debt securities	1,003	1,093
Funds receivable	2,192	2,804
Total funds receivable and customer accounts	$14,941	$14,363

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2017 and December 31, 2016, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	March 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$6,344	$—	$(4)	$6,340
Time deposits	698	—	—	698
Corporate debt securities	458	—	—	458
Total	$7,500	$—	$(4)	$7,496

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,198	$—	$(2)	$5,196
Time deposits	522	—	—	522
Corporate debt securities	531	—	—	531
Total	$6,251	$—	$(2)	$6,249

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. As of March 31, 2017 and December 31, 2016, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.1 billion and $1.0 billion, respectively. In the three months ended March 31, 2017 and 2016, $15 million and $11 million of net gain from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $5.9 billion as of March 31, 2017.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of March 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of March 31, 2017, we had no material investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2017 and 2016.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at March 31, 2017 were as follows:

March 31, 2017
(In millions)
One year or less	$7,344
One year through two years	145
Two years through three years	7
Total	$7,496

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

As of March 31, 2017 and December 31, 2016, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	March 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,304	$1	$(1)	$2,304
Government and agency securities	39	—	—	39
Time deposits	57	—	—	57
Long-term investments:
Corporate debt securities	2,140	3	(3)	2,140
Government and agency securities	49	—	—	49
Total(1)	$4,589	$4	$(4)	$4,589
(1) Excludes short-term restricted cash of $19 million that we intend to use to support our global sabbatical program.

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,867	$1	$(1)	$2,867
Government and agency securities	32	—	—	32
Time deposits	122	—	—	122
Long-term investments:
Corporate debt securities	1,473	1	(4)	1,470
Government and agency securities	10	—	—	10
Total(1)	$4,504	$2	$(5)	$4,501
(1) Excludes short-term restricted cash of $17 million that we intend to use to support our global sabbatical program.

In the second quarter of 2016, we elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of March 31, 2017 and December 31, 2016, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $472 million and $356 million, respectively. In the three months ended March 31, 2017, $6 million of net gains from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

As of March 31, 2017, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2017 and 2016.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity at March 31, 2017 were as follows:

March 31, 2017
(In millions)
One year or less	$2,400
One year through two years	1,153
Two years through three years	795
Three years through four years	124
Four years through five years	97
Greater than five years	20
Total(1)	$4,589
(1) Excludes short-term restricted cash of $19 million.

Other Investments

We have cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. Our cost method investments totaled $60 million and $50 million as of March 31, 2017 and December 31, 2016, respectively. The increase in our cost method investments was due to an additional investment made in the three months ended March 31, 2017.

Note 8 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

Description	Balances at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$509	$—	$509
Short-term investments:
Restricted Cash	19	19	—
Corporate debt securities	2,528		2,528
Government and agency securities	211		211
Time deposits	57		57
Total short-term investments	$2,815	$19	$2,796
Funds receivable and customer accounts(2)	8,654	—	8,654
Derivatives	138	—	138
Long-term investments:
Corporate debt securities	2,204		2,204
Government and agency securities	61		61
Total long-term investments	2,265	—	2,265
Total financial assets	$14,381	$19	$14,362
Liabilities:
Derivatives	$85	$—	$85
(1) Excludes cash of $731 million.
(2) Excludes cash of $4.1 billion underlying funds receivable and customer accounts.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description	Balances at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$268	$—	$268
Short-term investments:
Restricted Cash	17	17	—
Corporate debt securities	2,882	—	2,882
Government and agency securities	364	—	364
Time deposits	122	—	122
Total short-term investments	3,385	17	3,368
Funds receivable and customer accounts(2)	7,420	—	7,420
Derivatives	223	—	223
Long-term investments:
Corporate debt securities	1,479	—	1,479
Government and agency securities	10	—	10
Total long-term investments	1,489	—	1,489
Total financial assets	$12,785	$17	$12,768
Liabilities:
Derivatives	$59	$—	$59
(1) Excludes cash of $1.3 billion.
(2) Excludes cash of $4.1 billion underlying funds receivable and customer accounts.

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

A majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as currency rates, interest rate yield curves, option volatility and equity prices. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months.

We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2017 and 2016. As of March 31, 2017, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the three months ended March 31, 2017 and 2016, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of March 31, 2017, we estimated that $63 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2017 and December 31, 2016 was as follows:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$79	$135
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	59	88
Total derivative assets		$138	$223

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$20	$4
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	65	55
Total derivative liabilities		$85	$59

Net fair value of derivative instruments		$53	$164

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of March 31, 2017, the potential effect of rights of setoff associated with our foreign exchange contracts would be an offset to both assets and liabilities by $69 million, resulting in net derivative assets of $69 million and net derivative liabilities of $16 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2017 and December 31, 2016, and the impact of designated derivative instruments on accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	December 31, 2016	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	March 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(32)	$40	$59

	December 31, 2015	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	March 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	$(4)	$32	$21

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$40	$32
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	(40)	(9)
Total gain recognized from derivative contracts in the statement of income	$—	$23

The gains and losses related to foreign exchange contracts not designated as cash flow hedges are offset by the foreign currency gains and losses on our assets and liabilities recognized in “Other income (expense), net.”

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, however, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	March 31, 2017	March 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,352	$1,900
Foreign exchange contracts not designated as hedging instruments	7,875	3,833
Total	$10,227	$5,733

Note 10 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution in the U.S. and are responsible for servicing functions related to all our credit products. During the three months ended March 31, 2017 and 2016, we purchased approximately $2.1 billion and $1.9 billion, respectively, in credit receivables. As part of the arrangement with an independent chartered financial institution in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. Under this arrangement, we do not recognize gains or losses on the sale of the participation interest as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sold to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold which resulted in a gain reflected as net revenues in our condensed consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold, including unamortized deferred origination costs and estimated collectible interest and fees.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer receivables

As of March 31, 2017 and December 31, 2016, the total outstanding balance in our pool of consumer receivables was $5.1 billion, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared equally based on participation interests held amongst all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are generally obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at March 31, 2017 and December 31, 2016 was 678 and 682, respectively.

As of March 31, 2017 and December 31, 2016, approximately 50.5% and 52.1%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2017 and December 31, 2016, approximately 12.7% and 11.1%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of March 31, 2017 and December 31, 2016, approximately 91.3% and 90.0%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	March 31, 2017	December 31, 2016
	(In millions)
> 760	$625	$665
680 - 759	1,897	1,938
600 - 679	1,842	1,840
< 599	635	553
Total	$4,999	$4,996

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $135 million and $117 million at March 31, 2017 and December 31, 2016, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date:

March 31, 2017
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$4,685	$173	$75	$201	$449	$5,134

December 31, 2016
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$4,601	$219	$82	$211	$512	$5,113

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for the three months ended March 31, 2017 and 2016:

	March 31, 2017			March 31, 2016
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning Balance	$265	$40	$305	$179	$32	$211
Provisions	120	29	149	90	24	114
Charge-offs	(104)	(32)	(136)	(75)	(29)	(104)
Recoveries	10	—	10	7	—	7
Ending Balance	$291	$37	$328	$201	$27	$228

The table above excludes receivables from other consumer credit products of $18 million and $16 million at March 31, 2017 and December 31, 2016, respectively, and allowances of $4 million and $3 million at March 31, 2017 and December 31, 2016, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses and the provisions for interest receivable is recognized in net revenues from other value added services as a reduction in revenue.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess the participating merchant’s PRM score on a recurring basis. At March 31, 2017 and December 31, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 633 and 625, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	March 31, 2017	December 31, 2016
	(In millions)
> 610	$409	$378
526-609	88	108
<525	69	72
Total	$566	$558

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. The fee is fixed at the time the advance is extended and recognized as deferred revenues in our condensed

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

March 31, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$471	$31	$20	$31	$13	$95	$566

December 31, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$462	$35	$19	$30	$12	$96	$558

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the three months ended March 31, 2017 and 2016:

	March 31, 2017			March 31, 2016
	PayPal Working Capital Advances	Fees Receivable	Total Allowance	PayPal Working Capital Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$28	$3	$31	$19	$3	$22
Provisions	9	2	11	8	—	8
Charge-offs	(10)	(2)	(12)	(5)	(1)	(6)
Recoveries	2	—	2	1	—	1
Ending Balance	$29	$3	$32	$23	$2	$25

We charge off the receivable when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the repayments are 360 days past due regardless of whether or not the merchant has made a payment within the last 60 days. The provision for loan losses relating to our PayPal Working Capital advances is recognized in transaction and loan losses and the provisions for fees receivable is recognized in deferred revenues in our condensed consolidated balance sheet as a reduction in deferred revenue.

Note 11 - Commitments and Contingencies

Commitments

As of March 31, 2017 and December 31, 2016, approximately $28.2 billion and $28.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced,

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

In the third quarter of 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of March 31, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2017, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at March 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2017. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Legal Proceedings

On December 28, 2016, a putative securities class action captioned Cho v. PayPal Holdings, Inc., et al., Case No. 3:16-cv-07371 (the “Securities Case”), was filed in the U.S. District Court for the Northern District of California (the “Court”). The Securities Case asserts claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a Civil Investigative Demand from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act.  The Securities Case purports to be brought on behalf of purchasers of eBay’s stock on or after December 19, 2013 who subsequently received the Company’s stock pursuant to eBay’s spin-off of the Company, effective as of July 17, 2015, and/or purchasers of the Company’s stock between July 20, 2015 and April 28, 2016, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company, its Chief Executive Officer, Chief Financial Officer, and former interim Chief Financial Officer, and eBay and certain of its former officers, including the Chairman of our Board of Directors. The Securities Case alleges that defendants made materially false and misleading statements or omissions regarding our compliance with applicable laws and regulations, including the failure to disclose that we were purportedly engaging in unfair trade practices through our Venmo service and that as a result of alleged false and misleading statements or omissions, our stock traded at artificially inflated prices.  The Securities Case seeks unspecified compensatory damages on behalf of the putative class members.  On March 23, 2017, the Court appointed a lead plaintiff and lead counsel to represent the putative class. Pursuant to the Court’s scheduling order, lead plaintiff will have until May 12, 2017 to file an amended complaint. We believe the claims and allegations in the Securities Case are without merit and intend to defend the action vigorously.

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162, was filed in the U.S. District Court for the Northern District of California based on substantially similar allegations underlying the Securities Case described above (the “California Derivative Case”). On February 8, 2017, the Court entered an order formally relating the California Derivative Case to the Securities Case and assigning the case to the same judge handling the Securities Case. On the same day, the Court also entered an order staying the California Derivative Case pending resolution of the defendants’ anticipated motions to dismiss the Securities Case. On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case,” and together with the California Derivative Case, the “Derivative Cases”). On April 19, 2017, the Court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the U.S. District Court for the Northern District of California so that the Delaware Derivative Case can be consolidated with the pending California Derivative Case. The Derivative Cases are purportedly brought on behalf of the Company and allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Exchange Act, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulation with respect to its Venmo service, as alleged in the Securities Case, and by permitting or causing the Company to engage in unfair trade practices through its Venmo service.  The Derivative Cases seek, among other things, to recover unspecified compensatory damages on

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Maximum potential exposure	$137,998	$131,739

The following table provides the amount of allowance for transaction losses related to our protection programs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Allowance for transaction losses	$213	$222

Note 12 - Related Party Transactions

As of March 31, 2017 and December 31, 2016, there were no material amounts payable to or amounts receivable from related parties. All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. For all periods presented, there were no material related party transactions.

Note 13 - Stock Repurchase Program

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock. This stock repurchase program has no expiration from the date of authorization. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice.

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Repurchases of shares of common stock	12.2	$42.38	517	(517)
Balance as of March 31, 2017				$488
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 14 - Stock-Based Plans

Stock Options

As of March 31, 2017, 3.8 million options to purchase shares of common stock were outstanding with no new options granted in the quarter ended March 31, 2017.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PBRSUs)

The following table summarizes the RSU and PBRSU activity under our equity incentive plans for the three months ended March 31, 2017:

Units
(In thousands)
Outstanding at January 1, 2017	29,185
Awarded	17,230
Vested	(934)
Forfeited	(444)
Outstanding at March 31, 2017	45,037
Expected to vest	39,145

The weighted average grant-date fair value of RSUs and PBRSUs granted during the three months ended March 31, 2017 was $42.28 per share.

In the first quarter of 2017, the Company granted RSUs that vest in equal annual installments over a three-year performance period, 2.7 million PBRSUs with a one-year performance period with cliff vesting following the completion of the performance period in February 2018 (one year from the annual incentive award cycle grant date) and 1.2 million PBRSUs with a three-year performance period. Over the performance period, the number of PBRSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Customer support and operations	$30	$18
Sales and marketing	28	16
Product development	45	33
General and administrative	42	27
Depreciation and amortization	2	1
Total stock-based compensation expense	$147	$95
Capitalized as part of internal use software and website development costs	$3	$2

Note 15 - Income Taxes

Our effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was 12% and 14%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 35% in both periods was primarily the result of foreign income taxed at different rates.

Note 16 - Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of its existing global workforce. The total cost of this plan is expected to be approximately $40 million. The strategic reduction and timing of cash payments associated with this plan are expected to be substantially completed by the end of 2017.

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2017:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2017	$—
Charges	40
Payments	(1)
Accrued liability as of March 31, 2017	$39
No restructuring expenses were recognized during the three months ended March 31, 2016.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(32)	—	13	1	(18)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	40	(1)	—	—	39
Net current period other comprehensive income (loss)	(72)	1	13	1	(57)
Ending balance	$59	$(4)	$(55)	$2	$2

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	(4)	9	8	(2)	11
Less: Amount of gain reclassified from accumulated other comprehensive income	32	(3)	—	—	29
Net current period other comprehensive income (loss)	(36)	12	8	(2)	(18)
Ending balance	$21	$(4)	$(45)	$1	$(27)
The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2017	2016
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$40	$32	Net revenues
Unrealized losses on investments	(1)	(3)	Other income (expense), net
	$39	$29	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$39	$29	Net income

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 - Subsequent Events

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under this stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate this stock repurchase program at any time without notice.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"), as supplemented and, to the extent inconsistent, superseded by some of the information in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

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

The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. On March 29, 2017, the U.K. government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the U.K.'s relationship with the EU. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help minimize the impact from foreign currency rate movements. For the three months ended March 31, 2017 and 2016, net revenues generated from our U.K. operations constituted 11% and 12%, respectively, of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. For additional information on how Brexit could affect our business, see Part II, Item 1A—Risk Factors—“The United Kingdom’s departure from the European Union could adversely affect us” in this Form 10-Q.

Overview of Results of Operations

The following table provides a summary of our consolidated GAAP financial measures for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2017	2016
	(In millions, except percentages and per share data)
Net revenues	$2,975	$2,544	17%
Operating expenses	2,544	2,137	19%
Operating income	431	407	6%
Operating margin	14%	16%	**
Income tax expense	54	57	(5)%
Effective tax rate	12%	14%	**
Net income	$384	$365	5%
Net income per diluted share	$0.32	$0.30	6%
Net cash provided by operating activities	$751	$738	2%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful

Net revenues increased $431 million, or 17%, in the three months ended March 31, 2017 compared to the same period of the prior year primarily driven by growth in TPV (as defined below under "Net Revenues") of 23% compared to the same period of the prior year.

Total operating expenses increased $407 million, or 19%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to increases in transaction expense, transaction and loan losses, restructuring and general and administrative expenses.

Operating income increased $24 million, or 6%, in the three months ended March 31, 2017 compared to the same period of the prior year due to the increase in net revenues partly offset by the growth in operating expenses. Our operating margin was 14% and 16% in the three months ended March 31, 2017 and 2016, respectively. Operating margin decreased primarily due to growth in transaction expense and transaction and loan losses, which increased 28% in the three months ended March 31, 2017 compared to net revenues which increased 17% in the three months ended March 31, 2017 and restructuring expense of $40 million recognized in the three months ended March 31, 2017. The decrease in operating margin was partially offset by operating efficiencies in our business, which resulted in other expenses, including customer support and operations, sales and marketing, product development, general and administrative, depreciation and amortization and restructuring expenses, increasing 11%, or lower than the growth in net revenues in the three months ended March 31, 2017.

Net income increased by $19 million, or 5%, in the three months ended March 31, 2017 compared to the same period of the prior year due to the increase in operating income of $24 million and a decrease in income tax expense of $3 million partially offset by a decrease in other income (expense), net of $8 million. For the three months ended March 31, 2017, our diluted net income per share was $0.32, a $0.02 increase compared to the same period of the prior year.

Non-GAAP financial measures

The following table provides a summary of our consolidated non-GAAP financial measures for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2017	2016
	(In millions, except percentages and per share data)
Non-GAAP operating income	$643	$537	20%
Non-GAAP operating margin	22%	21%	**
Non-GAAP income tax expense	$116	$100	16%
Non-GAAP net income	$534	$452	18%
Non-GAAP net income per diluted share	$0.44	$0.37	19%
Free cash flow	$603	$605	0%
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

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended March 31, 2017 and 2016, we generated approximately 46% and 47% of our net revenues from customers domiciled outside of the United States (U.S.), respectively. Other than the U.S., the United Kingdom (U.K.) was the only country where we generated more than 10% of total net revenues in the three months ended March 31, 2017 and 2016. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our 2016 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three months ended March 31, 2017 and March 31, 2016, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2017
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(56)
Hedging impact	40
Unfavorable impact to net revenues	(16)
Favorable impact to operating expense	15
Net impact to operating income	$(1)

Three Months Ended March 31, 2016
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(47)
Hedging impact	32
Unfavorable impact to net revenues	(15)
Favorable impact to operating expense	30
Net impact to operating income	$15

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

Net revenue analysis

The components of our net revenue for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2017	2016
	(In millions, except percentages)
Transaction revenues	$2,599	$2,238	16%
Other value-added services	376	306	23%
Net revenues	$2,975	$2,544	17%

Transaction revenue grew by $361 million, or 16%, for the three months ended March 31, 2017. The increase in transaction revenues in the three months ended March 31, 2017 was due primarily to the growth in TPV primarily from our PayPal and Braintree products.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2017	2016
	(In millions, except percentages)
Active customer accounts[1]	203	184	11%
Number of payment transactions[2]	1,732	1,414	23%
Payment transactions per active account[3]	31.7	28.4	12%
Total TPV[4]	$99,327	$81,056	23%
Percent of cross-border TPV	21%	23%	**
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
** Not meaningful

Transaction revenues grew more slowly than both TPV and payment transactions for the three months ended March 31, 2017 due to a higher portion of person-to-person ("P2P") transactions, primarily from our PayPal P2P and Venmo products for which we earn lower rates, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volume. Changes in prices charged to our customers did not significantly impact revenue growth for the three months ended March 31, 2017.

For the three months ended March 31, 2017, net revenues from other value-added services increased $70 million, or 23%, compared to the same period in the prior year due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. The total consumer and merchant loans receivable balance as of March 31, 2017 and March 31, 2016 was $5.7 billion and $4.5 billion, respectively, reflecting a year-over-year increase of 27%.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2017	2016
	(In millions, except percentages)
Transaction expense	$987	$752	31%
Transaction and loan losses	300	255	18%
Customer support and operations	317	296	7%
Sales and marketing	238	233	2%
Product development	214	195	10%
General and administrative	265	231	15%
Depreciation and amortization	183	175	5%
Restructuring	40	—	**
Total operating expenses	$2,544	$2,137	19%
Transaction expense rate[1]	0.99%	0.93%	**
Transaction and loan loss rate[2]	0.30%	0.31%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan loss by TPV.
** Not meaningful

Transaction expense

Transaction expense increased by $235 million, or 31%, in the three months ended March 31, 2017 compared to the same period of the prior year primarily due to the increase in TPV of 23% in the three months ended March 31, 2017, and higher assessments charged by payment processors and other financial institutions. The increase in our transaction expense rate for the three months ended March 31, 2017 compared to the same period of the prior year was due primarily to higher assessments charged by payment processors and other financial institutions and unfavorable changes in funding mix.

Our transaction expense rate is impacted by changes in funding mix and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For the three months ended March 31, 2017 and 2016, approximately 2% of TPV was funded with PayPal Credit. For the three months ended March 31, 2017 and 2016, approximately 43% and 45% of TPV was generated outside of the U.S, respectively. As we expand the availability or presentation of alternative funding sources to our customers, our funding mix may change which could increase or decrease our transaction expense rate. For example, in connection with our customer choice initiatives, we expect that our transaction expense rate will increase.

Transaction and loan losses

The components of our transaction and loan losses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2017	2016
	(In millions, except percentages)
Transaction losses	$171	$157	9%
Loan losses	129	98	32%
Transaction and loan losses	$300	$255	18%

Transaction losses increased by $14 million, or 9%, in the three months ended March 31, 2017 compared to the same period of the prior year due to the increase in TPV. Transaction losses as a percentage of TPV, decreased by two basis points in the three months ended March 31, 2017 compared to the same period of the prior year due to improvements in our risk management capabilities.

Loan losses increased by $31 million or 32%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to an increase in the loans receivable balance and additional reserves recorded in the current period due to increases to forecasted principal balance delinquency rates. The total consumer loans receivable balance as of March 31, 2017 and March 31, 2016 was $5.1 billion and $4.0 billion, respectively, reflecting a year-over-year increase of 28%.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	March 31,	March 31,
	2017	2016
Weighted average U.S. consumer FICO scores(1)	678	683
Percentage of loans receivable with FICO scores > 680(1)	50.5%	52.3%
Percentage of loans receivable with FICO scores < 599(1)	12.7%	10.8%
Percent of loans and interest receivable current	91.3%	91.0%
Percent of loans and interest receivable > 90 days outstanding	3.9%	3.7%
Net charge off rate(2)	6.9%	6.1%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $135 million and $79 million at March 31, 2017 and March 31, 2016, respectively.
(2) Net charge off rate is the annualized ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. Total PayPal Working Capital advances and fees receivable ("merchant receivables") outstanding as of March 31, 2017 and March 31, 2016 was $566 million and $488 million, respectively, reflecting a year-over-year increase of 16% due to the increase in the availability of our credit products domestically and internationally. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. We assess a participating merchant’s PRM score on a recurring basis. At March 31, 2017 and March 31, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 633 and 638, respectively.

The number of days our merchant receivables are outstanding is based on the current expected repayment period of the advance and fixed fee as compared to an original expected repayment period. We generally calculate the repayment rate of the merchant's future payment volume such that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period. In the second quarter of 2016, we refined our estimate of the original expected repayment period to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

The following table provides information regarding the credit quality of our merchant receivables:

	March 31,	March 31,
	2017	2016
Percentage of Merchant Receivable with PRM scores > 610	72.3%	74.0%
Percentage of Merchant Receivable with PRM scores < 525	12.2%	10.2%
Percent of Merchant Receivable within original expected repayment period(1)	83.2%	86.0%
Percent of Merchant Receivable > 90 days outstanding(1)	7.8%	5.7%
(1) Amounts in the prior periods were updated to reflect changes in our estimate of the original expected repayment period.

The changes in percentage of merchant receivables within original expected repayment period at March 31, 2017 over March 31, 2016 was due primarily to the increase in loan duration compared to the prior year, which increased the seasonality of repayments trends. Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans.

Customer support and operations

Customer support and operations expenses increased by $21 million, or 7%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to an increase in contractor and employee related expenses to support the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform

Sales and marketing

Sales and marketing expenses increased by $5 million, or 2%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to higher employee related costs offset by lower marketing spend.

Product development

Product development expenses increased by $19 million, or 10%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to an increase in employee and contractor related expenses.

General and administrative

General and administrative expenses increased by $34 million, or 15%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to an increase in employee related expenses, legal expenses and continued investments in our compliance programs.

Depreciation and amortization

Depreciation and amortization expenses increased by $8 million, or 5%, in the three months ended March 31, 2017 compared to the same period of the prior year due primarily to additional depreciation expense associated with investments in our technology platforms offset by lower amortization expense related to acquired intangible assets.

Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of the existing global workforce. Restructuring expenses were $40 million in the three months ended March 31, 2017. No restructuring expenses were recognized in the three months ended March 31, 2016. The reduction is expected to be substantially completed by the end of 2017 and to generate annual savings of approximately $75 million across the Company. The savings are expected to be offset by the Company's reinvestment back into the business to drive additional growth.

Income Tax Expense

Our effective income tax rate was 12% and 14% for the three months ended March 31, 2017 and 2016, respectively. The decrease in our effective tax rate in the three months ended March 31, 2017 compared to the same period of the prior year was due primarily to the adoption of new accounting guidance effective January 1, 2017, see “Note 1—Overview and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on the effects of the adoption.

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts that create differences between the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation S-K, the following portion of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

We present non-GAAP financial measures to enhance an investor’s evaluation of our operating results and to facilitate meaningful comparisons of our results between periods. Management uses these non-GAAP financial measures to, among other things; evaluate our operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation.

We exclude the following items from non-GAAP net income, non-GAAP net income per diluted share, non-GAAP operating income, non-GAAP operating margin and non-GAAP effective tax rate:

•
Stock-based compensation expense and related employer payroll taxes. This consists of expenses for equity awards under our equity incentive plans. We exclude stock-based compensation expense from our non-GAAP measures primarily because they are non-cash expenses. The related employer payroll taxes are dependent on our stock price and the timing and size of exercises and vesting of equity awards, over which management has limited to no control, and as such management does not believe it correlates to the operation of our business.

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

•
Tax effect of non-GAAP adjustments. This adjustment is made to present stock-based compensation and the other amounts described above on an after-tax basis consistent with the presentation of non-GAAP net income.

The following table provides reconciliations of our condensed consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In millions)
GAAP operating income	$431	$407
Stock-based compensation expense and related employer payroll taxes	149	96
Amortization of acquired intangible assets	23	34
Restructuring	40	—
Total non-GAAP operating income adjustments	212	130
Non-GAAP operating income	$643	$537
Non-GAAP operating margin	22%	21%

	Three Months Ended March 31,
	2017	2016
	(In millions)
GAAP income before income taxes	$438	$422
GAAP income tax expense	54	57
GAAP net income	384	365
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	212	130
Tax effect of non-GAAP adjustments	(62)	(43)
Non-GAAP net income	$534	$452

Non-GAAP net income per diluted share	$0.44	$0.37
Shares used in non-GAAP diluted share calculation	1,216	1,225

GAAP income tax expense	$54	$57
Tax effect of non-GAAP adjustments	62	43
Non-GAAP income tax expense	$116	$100

GAAP effective tax rate	12%	14%
Tax effect of non-GAAP adjustments to net income	6%	4%
Non-GAAP effective tax rate	18%	18%
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$751	$738
Less: Purchases of property and equipment	(148)	(133)
Free cash flow	$603	$605

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investment balances available as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Cash, cash equivalents and available-for-sale investment securities(1)(2)	$6,301	$6,447
(1) Excludes assets related to customer accounts of $14.9 billion and $14.4 billion at March 31, 2017 and December 31, 2016, respectively.
(2) Excludes total restricted cash of $19 million and $17 million at March 31, 2017 and December 31, 2016, respectively, and cost method investments of $60 million and $50 million as of March 31, 2017 and December 31, 2016, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to United States tax upon repatriation) were $5.6 billion as of March 31, 2017 and $5.0 billion at December 31, 2016, or 89% and 78% of our total cash, cash equivalents and investments as of those dates, respectively.

In July 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of March 31, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

As of March 31, 2017, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at March 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowings.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2017, we had a total of $2.9 billion in cash withdrawals offsetting our $2.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent approximately 20% of European customer balances potentially available for corporate use by us at March 31, 2017 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

As of March 31, 2017, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.

In February 2017, we announced an agreement to acquire TIO Networks Corp. for approximately $233 million in cash. This acquisition is expected to close in the second half of 2017, subject to certain closing conditions, including receipt of certain consents relating to TIO's money transmitter licenses.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.17% and 0.19% of TPV. Historical trends may not be an indication of future results.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice. During the three months ended March 31, 2017, we repurchased approximately $517 million of our common stock under our stock repurchase program authorized in January 2016. As of March 31, 2017, a total of approximately $488 million remained available for future repurchases of our common stock under our stock repurchase program authorized in January 2016.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2016 Form 10-K,as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 11—Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of of this Form 10-Q for additional discussion of these and other risks facing our business.

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

Cash Flows

The following table summarizes our condensed consolidated statement of cash flows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$751	$738
Investing activities	(1,058)	325
Financing activities	(54)	113
Effect of exchange rates on cash and cash equivalents	11	14
Net increase/(decrease) in cash and cash equivalents	$(350)	$1,190

Operating Activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and loan losses and actual cash transaction losses incurred, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization, stock-based compensation, and deferred tax expenses. The cash impact from actual transaction losses incurred during a period is reflected as a negative impact to changes in other assets and liabilities in cash from operating activities. The expenses recognized during the period for provision for loan losses are estimates of probable incurred losses on our PayPal Credit products for which the receivable has not been charged off. Actual charge offs of receivables related to our PayPal Credit products are reflected as a reduction in changes in principal loans receivable which are reflected as investing activities and thus have no impact on cash from operating activities.

We generated cash from operating activities of $751 million in the three months ended March 31, 2017 due primarily to operating income of approximately $431 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $328 million during the three months ended March 31, 2017. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $300 million during the three months ended March 31, 2017. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $366 million primarily related to actual cash transaction losses incurred during the period and timing of employee related costs, including bonus payments under our annual incentive award program.

We generated cash from operating activities of $738 million in the three months ended March 31, 2016 due primarily to operating income of $407 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $268 million during the three months ended March 31, 2016. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $255 million during the three months ended March 31, 2016. The cash generated from operating activities was negatively impacted by increases in accounts receivable of $22 million and changes in other assets and liabilities of $158 million primarily related to actual cash transaction losses incurred during the period, timing of employee related costs, including bonus payments under our annual incentive award program, offset by a benefit from timing differences in funding deposits related to our Xoom business and other changes in our current assets and liabilities.

Cash paid for income taxes in the three months ended March 31, 2017 and 2016 was $48 million and $24 million, respectively.

Investing Activities

The net cash used in investing activities of $1.1 billion in the three months ended March 31, 2017 was due primarily to purchases of investments of $7.1 billion, changes in principal loans receivable, net of $136 million and purchases of property and equipment of $148 million. These net cash outflows were offset by maturities and sales of investments of $5.6 billion and decreases in funds receivable from customers and customer accounts of $754 million.

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

Financing Activities

The net cash used in financing activities of $54 million in the three months ended March 31, 2017 was due primarily to the repurchase of $517 million of our common stock under our stock repurchase program and tax withholdings related to net share settlement of equity awards of $101 million offset by increases in funds payable and amounts due to customers of $552 million.

The net cash provided by financing activities of $113 million in the three months ended March 31, 2016 was due primarily to increases in funds payable and amounts due to customers of $738 million offset by the repurchase of $596 million of our common stock under our stock repurchase program.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $603 million in the three months ended March 31, 2017, representing a decrease of $2 million from the same period of the prior year. The decrease in free cash flow during the period was primarily due to higher purchases of property and equipment of $15 million offset by higher cash generated from operating activities of $13 million. Free cash flow generated during the three months ended March 31, 2017 was used for repurchasing our common stock under our stock repurchase program, funding our credit portfolio and general business purposes.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The effect of foreign currency exchange rates on cash and cash equivalents during the three months ended March 31, 2017 and March 31, 2016 was a favorable impact of $11 million and $14 million, respectively, due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2017 and December 31, 2016, approximately 20% and 25% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of March 31, 2017, no borrowings or letters of credit were outstanding under the Credit Agreement.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at March 31, 2017 and December 31, 2016.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 9—Derivative Instruments” to the condensed consolidated financial statements included in this report.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at March 31, 2017 and December 31, 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $451 million and $341 million lower, respectively. If the U.S. dollar strengthened by 20% at March 31, 2017 and December 31, 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $451 million and $341 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $125 million and $160 million at March 31, 2017 and December 31, 2016, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of March 31, 2017 would have positively impacted income before income taxes by approximately $115 million, resulting in a net negative impact of approximately $10 million. Foreign currency exchange contracts in place as of December 31, 2016 would have positively impacted income before income taxes by approximately $128 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of March 31, 2017 and December 31, 2016, our cost method investments totaled $60 million and $50 million, respectively, which represented less than 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The information set forth under “Note 11—Commitments and Contingencies—Litigation and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A: Risk Factors

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, and future results and the trading price of our common stock. You should carefully read the following information together with the information appearing in Part I, Item 1A, Risk Factors in our 2016 Form 10-K.  The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2016 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the EU (“Brexit”). In March 2017, the U.K. invoked Article 50 of the Treaty on European Union, which triggered a two-year period, subject to extension by unanimous consent of the EU member states, during which the U.K. government will negotiate its withdrawal agreement with the EU. The U.K. is seeking to determine the future terms of its relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU, while the other EU member states wish to determine these terms only after the terms of the withdrawal have been agreed. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. The outcome of the referendum and the triggering of Article 50 caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our customers and companies with which we do business, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

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

•
we could be required to obtain additional regulatory licensing to operate in the U.K. market, adding costs and potential inconsistency to our business (and, depending on the capacity of the U.K. authorities and licensing criteria, and any possible transitional arrangements, there is a risk that our business in the U.K. could be materially affected or disrupted); and

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

Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impact key aspects of our business, please see Item 1 “Business-Government Regulation” in our 2016 Form 10-K. In addition, some of the risks relating to government regulation and oversight of our business are discussed in Item 1A “Risk Factors” in our 2016 Form 10-K under a risk factor captioned “Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations”. The information appearing below under the caption “Consumer Protection” supplements and supersedes the information appearing under the caption “Consumer Protection” of that risk factor in our 2016 Form 10-K but it does not supplement or supersede any of the other information in that risk factor. Accordingly, for additional information regarding some of the risks resulting from government regulation and oversight of our business, please also see that risk factor in our 2016 Form 10-K.

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

In October 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain loadable accounts whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. In April 2017, the CFPB delayed the effective date of the final rule on prepaid accounts by six months, to April 1, 2018, and indicated that it would review, among other issues, the linking of credit cards to digital wallets that are capable of storing funds. We are evaluating the rule and its requirements. Implementation of the rule could require us to make substantial changes to our business practices and the design of certain products, allocate additional resources, and increase our costs, which could negatively affect our business.

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

In 2015, the U.S. Second Circuit Court of Appeals, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the buyer after charge-off. A petition to the U.S. Supreme Court to review the decision was denied in June 2016, and the case has been remanded to the lower court to be determined in accordance with the ruling of the Second Circuit. On remand, the lower court determined that New York’s criminal usury law constitutes a “fundamental public policy” of the state and concluded that New York law, not Delaware law (the law chosen by the parties pursuant to the lending arrangement), governs the parties’ relationship. The Second Circuit decision has resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. Although the Madden decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like those that we rely on to issue our loan products in the U.S. Although we believe the Madden case can be distinguished from the manner in which we offer our credit products, there can be no assurances as to the outcome of any potential litigation, or that the possible impact of such litigation will not have a material adverse impact on our business. In addition, the lower court’s opinion highlights potential state law concerns both specifically (with respect to choice of law provisions) and more broadly as a result of the decisions. If these, or other, state law cases are successful, it could have a material adverse impact on our business in various states.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries or requests, and other proceedings involving competition and antitrust law, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, escheatment of unclaimed or abandoned property, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our Company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to Internet and mobile commerce, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws, rules and regulations.

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

Acquisitions, joint ventures, strategic investments, and other strategic transactions are important elements of our overall corporate strategy. In February 2017, we announced that we have agreed to acquire TIO Networks Corp., a multi-channel bill payments processor. This acquisition is subject to certain closing conditions, including regulatory approvals, and is expected to close in the second half of 2017; however, if these conditions are not satisfied or waived, the transaction could be delayed or not take place. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as joint ventures, strategic investments, and commercial and strategic partnerships. These transactions may involve significant challenges and risks, including:

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

At any given time we may be engaged in discussions or negotiations with respect to one or more of these or other types of transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.

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

We may not be able to engage in desirable strategic or capital-raising transactions for a period of time following the separation from eBay Inc. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

On July 17, 2015, we became an independent publicly traded company through the pro rata distribution (the “distribution”) by eBay Inc. (“eBay”) of 100% of our outstanding common stock to eBay’s stockholders. We sometimes refer to this transaction as the “separation.” To preserve the tax-free treatment to eBay of the separation and the distribution, under the tax matters agreement that we entered into with eBay, for a period of time following the distribution, we are generally prohibited from taking certain actions that prevent the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended. In addition, our operating agreement with eBay defines certain obligations and limitations with respect to PayPal’s provision of services to certain competitive platform operators of eBay (as specified in the operating agreement we entered into with eBay in connection with the separation). These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we or our stockholders consider desirable or may prevent us from engaging in certain capital-raising transactions.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, an additional stock repurchase program was authorized that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Period ended January 31, 2017	—	—	—	—
Period ended February 28, 2017	7.6	$42.11	$320	(320)
Period ended March 31, 2017	4.6	$42.82	$197	(197)
	12.2		$517	$488
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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	April 27, 2017
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Executive Vice President, Chief Financial Officer
Date:	April 27, 2017
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	April 27, 2017

INDEX TO EXHIBITS

Exhibit 10.01+	Form of Global Performance Based Restricted Stock Unit Grant Notice and Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated.
Exhibit 10.02+	Letter Agreement dated April 17, 2016 between Aaron Karczmer and PayPal Holdings, Inc.
Exhibit 10.03+*	Independent Director Compensation Policy.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+    Indicates a management contract or compensatory plan or arrangement
* Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017 and incorporated herein by reference.