Form 10-Q
period 2017-06-30
PayPal Holdings, Inc.
filed 2017-07-27
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 21, 2017, there were 1,202,397,024 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2017	December 31, 2016
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,271	$1,590
Short-term investments	2,820	3,385
Accounts receivable, net	176	214
Loans and interest receivable, net of allowances of $385 in 2017 and $339 in 2016	5,752	5,348
Funds receivable and customer accounts	16,178	14,363
Prepaid expenses and other current assets	838	833
Total current assets	27,035	25,733
Long-term investments	2,511	1,539
Property and equipment, net	1,479	1,482
Goodwill	4,062	4,059
Intangible assets, net	143	211
Other assets	60	79
Total assets	$35,290	$33,103
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$171	$192
Funds payable and amounts due to customers	16,978	15,163
Accrued expenses and other current liabilities	1,407	1,459
Income taxes payable	85	64
Total current liabilities	18,641	16,878
Deferred tax liability and other long-term liabilities	1,651	1,513
Total liabilities	20,292	18,391
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,202 and 1,207 outstanding	—	—
Treasury stock at cost, 41 and 27 shares	(1,601)	(995)
Additional paid-in-capital	13,873	13,579
Retained earnings	2,824	2,069
Accumulated other comprehensive income	(98)	59
Total equity	14,998	14,712
Total liabilities and equity	$35,290	$33,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data)
	(Unaudited)
Net revenues	$3,136	$2,650	$6,111	$5,194
Operating expenses:
Transaction expense	1,064	810	2,051	1,562
Transaction and loan losses	308	255	608	510
Customer support and operations	335	318	652	614
Sales and marketing	284	250	522	483
Product development	232	209	446	404
General and administrative	282	261	547	492
Depreciation and amortization	201	176	384	351
Restructuring	—	—	40	—
Total operating expenses	2,706	2,279	5,250	4,416
Operating income	430	371	861	778
Other income (expense), net	17	9	24	24
Income before income taxes	447	380	885	802
Income tax expense	36	57	90	114
Net income	$411	$323	$795	$688

Net income per share:
Basic	$0.34	$0.27	$0.66	$0.57
Diluted	$0.34	$0.27	$0.65	$0.56

Weighted average shares:
Basic	1,202	1,210	1,203	1,213
Diluted	1,215	1,215	1,216	1,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
	(Unaudited)
Net income	$411	$323	$795	$688
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	16	(5)	29	3
Unrealized gains (losses) on investments, net	—	9	1	21
Tax (expense) benefit on unrealized gains (losses) on investments, net	(1)	(3)	(1)	(5)
Unrealized gains (losses) on hedging activities, net	(117)	79	(189)	43
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	2	(1)	3	(1)
Other comprehensive income (loss), net of tax	(100)	79	(157)	61
Comprehensive income	$311	$402	$638	$749
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$795	$688
Adjustments:
Transaction and loan losses	608	510
Depreciation and amortization	384	350
Stock-based compensation	321	206
Deferred income taxes	102	88
Excess tax benefits from stock-based compensation	—	(32)
Gain on sale of principal loans receivable held for sale, net	(12)	(12)
Changes in assets and liabilities:
Accounts receivable	38	(30)
Principal loans receivable held for sale, net	12	12
Accounts payable	4	22
Income taxes payable	21	37
Other assets and liabilities	(601)	(405)
Net cash provided by operating activities	1,672	1,434
Cash flows from investing activities:
Purchases of property and equipment	(322)	(334)
Changes in principal loans receivable, net	(627)	(476)
Purchases of investments	(11,956)	(10,209)
Maturities and sales of investments	9,536	9,335
Acquisitions, net of cash acquired	—	(19)
Funds receivable and customer accounts	367	222
Net cash (used in) investing activities	(3,002)	(1,481)
Cash flows from financing activities:
Proceeds from issuance of common stock	86	57
Purchases of treasury stock	(606)	(896)
Excess tax benefits from stock-based compensation	—	32
Tax withholdings related to net share settlements of equity awards	(124)	(94)
Repayments under financing arrangements, net	(6)	(21)
Funds payable and amounts due to customers	1,638	1,579
Net cash provided by financing activities	988	657
Effect of exchange rate changes on cash and cash equivalents	23	15
Net change in cash and cash equivalents	(319)	625
Cash and cash equivalents at beginning of period	1,590	1,393
Cash and cash equivalents at end of period	$1,271	$2,018
Supplemental cash flow disclosures:
Cash paid for interest	$2	$2
Cash paid for income taxes	$73	$36

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

Recent Accounting Guidance

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance. We have evaluated the impact of this new standard and have concluded that our financial statements will not be materially impacted upon adoption; however, we expect to expand certain disclosures as required. We will adopt the guidance on January 1, 2018 on a full retrospective basis, reflecting the application of the new standard in each prior reporting period.

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new standard makes limited amendments to the guidance in GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new standard also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in limited situations. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements, which we expect will be limited to our cost method investments.

In 2016, the FASB issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the standard applicable to lessors do not apply. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We are required to adopt the guidance using a modified retrospective basis and can elect to apply optional practical expedients. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted.  The new standard is effective at the same time as the new revenue recognition standard. Therefore, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Transition is on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are evaluating the impact this new accounting guidance will have on our financial statements.

In 2017, the FASB issued new guidance clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would apply modification accounting only if the fair value, vesting conditions, or classification of the awards changes as a result of changes in the terms or conditions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance will be applied prospectively upon adoption. The amount of the impact to share-based compensation expense will depend on the terms specified in any new changes to the share-based payment awards.

Recently Adopted Accounting Guidance

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. We adopted the new guidance effective January 1, 2017. As a result of the adoption, starting in the first quarter of 2017, stock-based compensation ("SBC") excess tax benefits or tax deficiencies are reflected in the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. For the three and six months ended June 30, 2017, we recognized approximately $20 million and $24 million, respectively, of SBC net excess tax benefits within the provision for income taxes. Additionally, starting in the first quarter of 2017, we presented the cash flows related to the applicable SBC net excess tax benefits in operating activities along with other income tax cash flows rather than in financing activities. The remaining amendments did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Adoption of the new guidance must be made on a modified retrospective basis. We elected to early adopt the new guidance effective January 1, 2017. As a result of the adoption, we recorded a decrease of approximately $41 million in retained earnings as of the beginning of the first quarter of 2017, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets previously deferred. Additionally, for the three and six months ended June 30, 2017 we did not recognize approximately $4 million and $8 million, respectively, of amortization of prepaid taxes attributed to prior period intra-entity asset transfers previously deferred within the provision for income taxes. As of adoption, when a new intra-entity transfer of assets occurs, we will recognize the income tax consequences associated with this activity in the consolidated statement of income in the period the transaction takes place.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income	$411	$323	$795	$688
Denominator:
Weighted average shares of common stock - basic	1,202	1,210	1,203	1,213
Dilutive effect of equity incentive awards	13	5	13	7
Weighted average shares of common stock - diluted	1,215	1,215	1,216	1,220
Net income per share:
Basic	$0.34	$0.27	$0.66	$0.57
Diluted	$0.34	$0.27	$0.65	$0.56
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	11	3	8

Note 3 - Business Combinations

There were no acquisitions or divestitures completed in the three and six months ended June 30, 2017. There were no acquisitions or divestitures completed in 2016.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2017:

	December 31, 2016	Goodwill Acquired	Adjustments	June 30, 2017
	(In millions)
Total Goodwill	$4,059	$—	$3	$4,062

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$590	$(544)	$46	4	$605	$(542)	$63	4
Marketing related	195	(192)	3	2	197	(190)	7	2
Developed technologies	222	(196)	26	3	245	(206)	39	3
All other	245	(177)	68	5	245	(143)	102	5
Intangible assets, net	$1,252	$(1,109)	$143		$1,292	$(1,081)	$211

Amortization expense for intangible assets was $41 million and $39 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for intangible assets was $68 million and $77 million for the six months ended June 30, 2017 and 2016, respectively.

Expected future intangible asset amortization as of June 30, 2017 was as follows (in millions):

Fiscal years:
Remaining 2017	$45
2018	59
2019	22
2020	17
2021	—
$143

Note 5 - Geographical Information

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net revenues:
U.S.	$1,690	$1,407	$3,296	$2,750
U.K.	334	318	647	625
Other Countries	1,112	925	2,168	1,819
Total net revenues	$3,136	$2,650	$6,111	$5,194

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions)
Long-lived assets:
U.S.	$1,393	$1,391
Other Countries	86	91
Total long-lived assets	$1,479	$1,482

Net revenues are attributed to the U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside. Tangible long-lived assets as of June 30, 2017 and December 31, 2016 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 6 - Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$4,367	$4,319
Government and agency securities	7,140	5,625
Time deposits	707	522
Corporate debt securities	1,573	1,093
Funds receivable	2,391	2,804
Total funds receivable and customer accounts	$16,178	$14,363

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2017 and December 31, 2016, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	June 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$6,440	$—	$(5)	$6,435
Time deposits	707	—	—	707
Corporate debt securities	703	—	—	703
Total	$7,850	$—	$(5)	$7,845

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,198	$—	$(2)	$5,196
Time deposits	522	—	—	522
Corporate debt securities	531	—	—	531
Total	$6,251	$—	$(2)	$6,249

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. As of June 30, 2017 and December 31, 2016, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.6 billion and $1.0 billion, respectively. In the three months ended June 30, 2017 and 2016, $90 million of net gains and $18 million of net losses from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income. In the six months ended June 30, 2017 and 2016, $105 million of net gains and $7 million of net losses from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $6.4 billion as of June 30, 2017.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of June 30, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of June 30, 2017, we had no material investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the six months ended June 30, 2017 and 2016.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at June 30, 2017 were as follows:

June 30, 2017
(In millions)
One year or less	$7,633
One year through two years	205
Two years through three years	7
Total	$7,845

Note 7 - Investments

As of June 30, 2017 and December 31, 2016, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	June 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,337	$1	$(1)	$2,337
Government and agency securities	40	—	—	40
Time deposits	59	—	—	59
Long-term investments:
Corporate debt securities	2,289	4	(2)	2,291
Government and agency securities	63	—	—	63
Total(1)	$4,788	$5	$(3)	$4,790
(1) Excludes short-term restricted cash of $76 million that we intend to use to support our global sabbatical program and a counterparty guarantee.

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1):
Corporate debt securities	$2,867	$1	$(1)	$2,867
Government and agency securities	32	—	—	32
Time deposits	122	—	—	122
Long-term investments:
Corporate debt securities	1,473	1	(4)	1,470
Government and agency securities	10	—	—	10
Total(1)	$4,504	$2	$(5)	$4,501
(1) Excludes short-term restricted cash of $17 million that we intend to use to support our global sabbatical program.

In the second quarter of 2016, we elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of June 30, 2017 and December 31, 2016, the estimated fair value of our investments included within short-term investments and long-term investments under the fair

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

value option was $385 million and $356 million, respectively. In the three and six months ended June 30, 2017, $19 million and $25 million, respectively, of net gains from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $2.3 billion as of June 30, 2017. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of June 30, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of June 30, 2017, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2017 and 2016.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity at June 30, 2017 were as follows:

June 30, 2017
(In millions)
One year or less	$2,436
One year through two years	1,179
Two years through three years	945
Three years through four years	85
Four years through five years	121
Greater than five years	24
Total(1)	$4,790
(1) Excludes short-term restricted cash of $76 million.

Other Investments

We have cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. Our cost method investments primarily consist of minority equity interests in privately held companies and totaled $80 million and $50 million as of June 30, 2017 and December 31, 2016, respectively. The increase in our cost method investments was due to additional investments made in the six months ended June 30, 2017.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Balances at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$175	$—	$175
Short-term investments:
Restricted Cash	76	17	59
Corporate debt securities	2,513	—	2,513
Government and agency securities	172	—	172
Time deposits	59	—	59
Total short-term investments	$2,820	$17	$2,803
Funds receivable and customer accounts(2)	9,445	—	9,445
Derivatives	84	—	84
Long-term investments:
Corporate debt securities	2,355	—	2,355
Government and agency securities	76	—	76
Total long-term investments	2,431	—	2,431
Total financial assets	$14,955	$17	$14,938
Liabilities:
Derivatives	$150	$—	$150
(1) Excludes cash of $1.1 billion not subject to fair value measurement.
(2) Excludes cash and funds receivable of $6.7 billion underlying funds receivable and customer accounts not subject to fair value measurement.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(1) Excludes cash of $1.3 billion not subject to fair value measurement.
(2) Excludes cash and funds receivable of $6.9 billion underlying funds receivable and customer accounts not subject to fair value measurement.

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

We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2017 and 2016. As of June 30, 2017, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the three and six months ended June 30, 2017 and 2016, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of June 30, 2017, we estimated that $49 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2017 and December 31, 2016 was as follows:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$19	$135
Foreign exchange contracts not designated as hedging instruments	Other current assets	65	88
Total derivative assets		$84	$223

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$59	$4
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	91	55
Total derivative liabilities		$150	$59

Net fair value of derivative instruments		$(66)	$164

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of June 30, 2017, the potential effect of rights of setoff associated with our foreign exchange contracts would have been an offset to both assets and liabilities by $57 million, resulting in net derivative assets of $27 million and net derivative liabilities of $93 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2017 and December 31, 2016, and the impact of designated derivative instruments on accumulated other comprehensive income for the six months ended June 30, 2017 and 2016:

	December 31, 2016	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	June 30, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(130)	$59	$(58)

	December 31, 2015	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	June 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	$84	$41	$100

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Consolidated Statements of Income

The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$19	$9	$59	$41
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	(15)	26	(55)	17
Total gain recognized from derivative contracts in the statement of income	$4	$35	$4	$58

The gains and losses related to foreign exchange contracts not designated as cash flow hedges are offset by the foreign currency gains and losses on our assets and liabilities recognized in “Other income (expense), net.”

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	June 30, 2017	June 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,857	$1,861
Foreign exchange contracts not designated as hedging instruments	4,912	5,183
Total	$6,769	$7,044

Note 10 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution in the U.S. and are responsible for servicing functions related to all our credit products. During the six months ended June 30, 2017 and 2016, we purchased approximately $4.5 billion and $3.9 billion, respectively, in credit receivables. As part of our arrangement with an independent chartered financial institution in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. Under this arrangement, we do not recognize gains or losses on the sale of the participation interest as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sold to these investors a participation interest in certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold, which resulted in a gain reflected as net revenues in our condensed consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold, including unamortized deferred origination costs and estimated collectible interest and fees.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer receivables

As of June 30, 2017 and December 31, 2016, the total outstanding balance in our pool of consumer receivables was $5.5 billion and $5.1 billion, respectively, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared equally based on participation interests held amongst all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are generally obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at June 30, 2017 and December 31, 2016 was 679. The Company has revised its weighted average U.S. Consumer FICO score as of December 31, 2016 to conform to the current period presentation.

As of June 30, 2017 and December 31, 2016, approximately 52.1% of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than or equal to 680 , which is generally considered "prime" by the consumer credit industry. As of June 30, 2017 and December 31, 2016, approximately 11.1% of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of June 30, 2017 and December 31, 2016, approximately 90.9% and 90.0%, respectively, of the portfolio of consumer receivables and interest receivable was current.

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	June 30, 2017	December 31, 2016
	(In millions)
> 760	$689	$665
680 - 759	2,077	1,938
600 - 679	1,951	1,840
< 599	591	553
Total	$5,308	$4,996

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $172 million and $117 million at June 30, 2017 and December 31, 2016, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date:

June 30, 2017
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$4,982	$207	$87	$204	$498	$5,480

December 31, 2016
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$4,601	$219	$82	$211	$512	$5,113

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for the six months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning Balance	$265	$40	$305	$179	$32	$211
Provisions	229	63	292	179	49	228
Charge-offs	(209)	(63)	(272)	(157)	(51)	(208)
Recoveries	18	—	18	18	—	18
Ending Balance	$303	$40	$343	$219	$30	$249

The table above excludes receivables from other consumer credit products of $24 million and $16 million at June 30, 2017 and December 31, 2016, respectively, and allowances of $5 million and $3 million at June 30, 2017 and December 31, 2016, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses and the provisions for interest receivable is recognized in net revenues from other value added services as a reduction in revenue.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess the participating merchant’s PRM score on a recurring basis. At June 30, 2017 and December 31, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 631 and 625, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	June 30, 2017	December 31, 2016
	(In millions)
> 610	$445	$378
526-609	108	108
<525	80	72
Total	$633	$558

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. The fee is fixed at the time the advance is extended and recognized as deferred revenues in our condensed consolidated balance sheet. Advances plus the fixed fee are repaid through a fixed percentage of the merchant's future payment

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

volume that PayPal processes. The fixed fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10% of the original amount advanced plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period.

The following tables present our estimate of the principal amount of PayPal Working Capital advances and fees receivable past their original expected repayment period.

June 30, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$536	$33	$20	$31	$13	$97	$633

December 31, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$462	$35	$19	$30	$12	$96	$558

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the six months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
	PayPal Working Capital Advances	Fees Receivable	Total Allowance	PayPal Working Capital Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$28	$3	$31	$19	$3	$22
Provisions	23	4	27	17	1	18
Charge-offs	(21)	(3)	(24)	(14)	(2)	(16)
Recoveries	3	—	3	2	—	2
Ending Balance	$33	$4	$37	$24	$2	$26

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

Note 11 - Commitments and Contingencies

Commitments

As of June 30, 2017 and December 31, 2016, approximately $28.7 billion and $28.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced,

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

In the third quarter of 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by our subsidiary PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of June 30, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2017, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at June 30, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2017. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Legal Proceedings

On December 28, 2016, a putative securities class action captioned Cho v. PayPal Holdings, Inc., et al., Case No. 3:16-cv-07371 (the “Securities Case”), was filed in the U.S. District Court for the Northern District of California (the “Court”). The Securities Case asserted claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a Civil Investigative Demand from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The Securities Case purported to be brought on behalf of purchasers of eBay’s stock on or after December 19, 2013 who subsequently received the Company’s stock pursuant to eBay’s spin-off of the Company, effective as of July 17, 2015, and/or purchasers of the Company’s stock between July 20, 2015 and April 28, 2016, and asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company, its Chief Executive Officer, Chief Financial Officer, and former interim Chief Financial Officer, and eBay and certain of its former officers, including the Chairman of our Board of Directors. The Securities Case alleged that defendants made materially false and misleading statements or omissions regarding our compliance with applicable laws and regulations, including the failure to disclose that we were purportedly engaging in unfair trade practices through our Venmo service and that as a result of alleged false and misleading statements or omissions, our stock traded at artificially inflated prices. The Securities Case sought unspecified compensatory damages on behalf of the putative class members. On March 23, 2017, the Court appointed a lead plaintiff and lead counsel to represent the putative class. On May 12, 2017, the lead plaintiff filed an amended complaint that, among other things, did not name eBay or the former eBay officers as defendants. On June 1, 2017, the lead plaintiff voluntarily dismissed the Securities Case without prejudice.

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162, was filed in the U.S. District Court for the Northern District of California based on substantially similar allegations underlying the Securities Case described above (the “California Derivative Case”). On February 8, 2017, the Court entered an order formally relating the California Derivative Case to the Securities Case and assigning the case to the same judge handling the Securities Case. On the same day, the Court also entered an order staying the California Derivative Case pending resolution of the defendants’ anticipated motions to dismiss the Securities Case. On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the U.S. District Court for the Northern District of California so that the Delaware Derivative Case can be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the U.S. District Court for the Northern District of California. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428-HRL and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Exchange Act, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulation with respect to its Venmo service, as alleged in the Securities Case, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cases that consolidates these cases, appoints co-lead plaintiffs’ counsel for the consolidated case, and gives plaintiffs 30 days from the Court’s order to file a consolidated amended complaint or requires plaintiffs to dismiss the case within seven days following that date.

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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as we have grown larger, our business has expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Maximum potential exposure	$139,479	$131,739

The following table provides the amount of allowance for transaction losses related to our protection programs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Allowance for transaction losses	$223	$222

Note 12 - Related Party Transactions

As of June 30, 2017 and December 31, 2016, there were no material amounts payable to or amounts receivable from related parties. All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. For all periods presented, there were no material related party transactions.

Note 13 - Stock Repurchase Programs

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under the January 2016 stock repurchase program during the six months ended June 30, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Repurchases of shares of common stock for the three months ended March 31, 2017	12.2	$42.38	517	(517)
Repurchases of shares of common stock for the three months ended June 30, 2017	1.8	$49.41	89	(89)
Balance as of June 30, 2017	14.0		$606	$399
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

No activity has occurred under the April 2017 stock repurchase program.

Note 14 - Stock-Based Plans

Stock Options

As of June 30, 2017, 3.0 million options to purchase shares of common stock were outstanding. No new options were granted in the six months ended June 30, 2017.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PBRSUs)

The following table summarizes the RSU and PBRSU activity under our equity incentive plans for the six months ended June 30, 2017:

Units
(In thousands)
Outstanding at January 1, 2017	29,185
Awarded	17,996
Vested	(8,791)
Forfeited	(2,142)
Outstanding at June 30, 2017	36,248
Expected to vest	31,112

The weighted average grant-date fair value of RSUs and PBRSUs granted during the six months ended June 30, 2017 was $42.39 per share.

In the six months ended June 30, 2017, the Company granted RSUs that vest in equal annual installments over a three-year performance period, 2.8 million PBRSUs with a one-year performance period and cliff vesting following the completion of the performance period in February 2018 (one year from the annual incentive award cycle grant date) and 1.3 million PBRSUs with a three-year performance period. Over the performance period, the number of PBRSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount.

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Customer support and operations	$34	$22	$64	$40
Sales and marketing	33	22	61	38
Product development	59	35	104	68
General and administrative	51	33	93	60
Depreciation and amortization	3	1	5	2
Total stock-based compensation expense	$180	$113	$327	$208
Capitalized as part of internal use software and website development costs	$7	$4	$10	$6

Note 15 - Income Taxes

Our effective tax rate for the three and six months ended June 30, 2017 was 8% and 10%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 35% in both periods was primarily the result of foreign income taxed at different rates.

Note 16 - Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of its existing global workforce. The total cost of this plan is expected to be approximately $40 million. The strategic reduction and timing of cash payments associated with this plan are expected to be substantially completed by the end of 2017.

The following table summarizes the restructuring costs recognized during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In millions)
Employee severance and benefits	$—	$40
Total	$—	$40
No restructuring costs were recognized during the three and six months ended June 30, 2016.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2017:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2017	$—
Charges	40
Payments	(13)
Accrued liability as of June 30, 2017	$27

Note 17 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$59	$(4)	$(55)	$2	$2
Other comprehensive income (loss) before reclassifications	(98)	—	16	1	(81)
Less: Amount of gain reclassified from accumulated other comprehensive income	19	—	—	—	19
Net current period other comprehensive income (loss)	(117)	—	16	1	(100)
Ending balance	$(58)	$(4)	$(39)	$3	$(98)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$21	$(4)	$(45)	$1	$(27)
Other comprehensive income (loss) before reclassifications	88	9	(5)	(4)	88
Less: Amount of gain reclassified from accumulated other comprehensive income	9	—	—	—	9
Net current period other comprehensive income (loss)	79	9	(5)	(4)	79
Ending balance	$100	$5	$(50)	$(3)	$52

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2017:

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(130)	—	29	2	(99)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	59	(1)	—	—	58
Net current period other comprehensive income (loss)	(189)	1	29	2	(157)
Ending balance	$(58)	$(4)	$(39)	$3	$(98)

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	84	18	3	(6)	99
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	41	(3)	—	—	38
Net current period other comprehensive income (loss)	43	21	3	(6)	61
Ending balance	$100	$5	$(50)	$(3)	$52

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2017	2016
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$19	$9	Net revenues
Unrealized losses on investments	—	—	Other income (expense), net
	$19	$9	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$19	$9	Net income

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2017	2016
	(In millions)
Gains on cash flow hedges-foreign exchange contracts	$59	$41	Net revenues
Unrealized losses on investments	(1)	(3)	Other income (expense), net
	$58	$38	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$58	$38	Net income

Note 18 - Subsequent Events

In July 2017, we completed our acquisition of TIO Networks Corp. for approximately $238 million, consisting of cash. This acquisition will be accounted for as a business combination. We acquired TIO Networks to expand our scale of operations, complement our product portfolio, and to help accelerate our entry into bill payments.

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

The United Kingdom (U.K.) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. In March 2017, the U.K. government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the U.K.'s relationship with the EU. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro.

We have foreign exchange exposure management programs designed to help minimize the impact from foreign currency rate movements. For the three months ended June 30, 2017 and 2016, net revenues generated from our U.K. operations constituted 11% and 12%, respectively, of total net revenues. For the six months ended June 30, 2017 and 2016, net revenues generated from our U.K. operations constituted 11% and 12%, respectively, of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. For additional information on how Brexit could affect our business, see Part II, Item 1A—Risk Factors—“The United Kingdom’s departure from the European Union could adversely affect us” in this Form 10-Q.

Overview of Results of Operations

The following table provides a summary of our consolidated GAAP financial measures for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages and per share data)
Net revenues	$3,136	$2,650	18%	$6,111	$5,194	18%
Operating expenses	2,706	2,279	19%	5,250	4,416	19%
Operating income	$430	$371	16%	$861	$778	11%
Operating margin	14%	14%	**	14%	15%	**
Income tax expense	$36	$57	(37)%	$90	$114	(21)%
Effective tax rate	8%	15%	**	10%	14%	**
Net income	$411	$323	27%	$795	$688	16%
Net income per diluted share	$0.34	$0.27	27%	$0.65	$0.56	16%
Net cash provided by operating activities	$921	$696	32%	$1,672	$1,434	17%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three months ended June 30, 2017 and 2016

Net revenues increased $486 million, or 18%, in the three months ended June 30, 2017 compared to the same period of the prior year driven primarily by growth in TPV (as defined below under "Net Revenues") of 23% compared to the same period of the prior year.

Total operating expenses increased $427 million, or 19%, in the three months ended June 30, 2017 compared to the same period of the prior year due primarily to increases in transaction expense, transaction and loan losses, and sales and marketing expenses.

Operating income increased $59 million, or 16%, in the three months ended June 30, 2017 compared to the same period of the prior year due to the increase in net revenues partly offset by the growth in operating expenses. Our operating margin was 14% in both the three months ended June 30, 2017 and 2016. Operating margin was negatively impacted by growth in transaction expense and transaction and loan losses, which increased 29% in the three months ended June 30, 2017 compared to net revenues which increased 18% in the same period. These impacts were offset by operating efficiencies in our business.

Net income increased by $88 million, or 27%, in the three months ended June 30, 2017 compared to the same period of the prior year due primarily to the increase in operating income of $59 million and a decrease in income tax expense of $21 million, which was impacted by a change in accounting guidance requiring net excess tax benefit related to stock-based compensation to be recognized in the statement of income, and an increase in other income (expense), net of $8 million. For the three months ended June 30, 2017, our diluted net income per share was $0.34, a $0.07 increase compared to the same period of the prior year.

Six months ended June 30, 2017 and 2016

Net revenues increased $917 million, or 18%, in the six months ended June 30, 2017 compared to the same period of the prior year driven primarily by growth in TPV of 23% compared to the same period of the prior year.

Total operating expenses increased $834 million, or 19%, in the six months ended June 30, 2017 compared to the same period of the prior year due primarily to increases in transaction expense, transaction and loan losses, restructuring and general and administrative expenses.

Operating income increased $83 million, or 11%, in the six months ended June 30, 2017 compared to the same period of the prior year due primarily to the increase in net revenues partly offset by the growth in operating expenses. Our operating margin was 14% and 15% in the six months ended June 30, 2017 and 2016, respectively. Operating margin decreased primarily due to growth in transaction expense and transaction and loan losses, which increased 28% in the six months ended June 30, 2017, compared to net revenues, which increased 18% in the six months ended June 30, 2017, and restructuring expense of $40 million recognized in the six months ended June 30, 2017. The decrease in operating margin was partially offset by operating efficiencies in our business.

Net income increased by $107 million, or 16%, in the six months ended June 30, 2017 compared to the same period of the prior year due to the increase in operating income of $83 million and a decrease in income tax expense of $24 million, which was impacted by the accounting guidance change mentioned previously. For the six months ended June 30, 2017, our diluted net income per share was $0.65, a $0.09 increase compared to the same period of the prior year.

Non-GAAP financial measures

The following table provides a summary of our consolidated non-GAAP financial measures for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages and per share data)
Non-GAAP operating income	$659	$528	25%	$1,302	$1,065	22%
Non-GAAP operating margin	21%	20%	**	21%	21%	**
Non-GAAP income tax expense	$122	$101	21%	$238	$201	18%
Non-GAAP net income	$554	$436	27%	$1,088	$888	23%
Non-GAAP net income per diluted share	$0.46	$0.36	27%	$0.89	$0.73	23%
Free cash flow	$747	$495	51%	$1,350	$1,100	23%
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

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended June 30, 2017 and 2016, we generated approximately 46% and 47% of our net revenues from customers domiciled outside of the United States (U.S.), respectively. In the six months ended June 30, 2017 and 2016, we generated approximately 46% and 47% of our net revenues from customers domiciled outside of the U.S., respectively. Other than the U.S., the U.K. was the only country where we generated more than 10% of total net revenues in the three and six months ended June 30, 2017 and 2016. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our 2016 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three and six months ended June 30, 2017 and June 30, 2016, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(56)	$(112)
Hedging impact	19	59
Unfavorable impact to net revenues	(37)	(53)
Favorable impact to operating expense	18	33
Net impact to operating income	$(19)	$(20)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(25)	$(72)
Hedging impact	9	41
Unfavorable impact to net revenues	(16)	(31)
Favorable impact to operating expense	11	41
Net impact to operating income	$(5)	$10

While we enter into foreign currency exchange contracts to help minimize the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the effects of this exposure.
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

Net revenue analysis

The components of our net revenue for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Transaction revenues	$2,749	$2,323	18%	$5,348	$4,561	17%
Other value-added services	387	327	18%	763	633	21%
Net revenues	$3,136	$2,650	18%	$6,111	$5,194	18%

Transaction revenue grew by $426 million, or 18%, for the three months ended June 30, 2017. Transaction revenue grew by $787 million, or 17%, for the six months ended June 30, 2017. The increase in transaction revenues in the three and six months ended June 30, 2017 was due primarily to the growth in TPV primarily from our PayPal and Braintree products.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Active customer accounts[1]	210	188	12%	210	188	12%
Number of payment transactions[2]	1,775	1,448	23%	3,507	2,862	23%
Payment transactions per active account[3]	32.3	29.4	10%	32.3	29.4	10%
Total TPV[4]	$106,444	$86,208	23%	$205,771	$167,264	23%
Percent of cross-border TPV	21%	22%	**	21%	23%	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
1 Reflects active customer accounts as of the end of the applicable period. An active customer account is a registered account that successfully sent or received at least one payment or payment reversal through our Payments Platform, excluding transactions processed through our gateway and Paydiant products, in the past 12 months.
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
** Not meaningful

Transaction revenues grew more slowly than both TPV and payment transactions for the three and six months ended June 30, 2017 compared to the same periods in the prior year due to a higher portion of person-to-person ("P2P") transactions, primarily from our PayPal and Venmo products, from which we earn lower rates, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volume. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three and six months ended June 30, 2017.

For the three months ended June 30, 2017, net revenues from other value-added services increased $60 million, or 18%, compared to the same period in the prior year. For the six months ended June 30, 2017, net revenue from other value-added services increased $130 million, or 21%, compared to the same period in the prior year. Growth in net revenues from other value-added services in the three and six months ended June 30, 2017 was due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. The total consumer and merchant loans and interest receivable balance as of June 30, 2017 and June 30, 2016 was $6.1 billion and $4.8 billion, respectively, reflecting a year-over-year increase of 28%.

Operating Expenses

The following table summarizes our operating expenses and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Transaction expense	$1,064	$810	31%	$2,051	$1,562	31%
Transaction and loan losses	308	255	21%	608	510	19%
Customer support and operations	335	318	5%	652	614	6%
Sales and marketing	284	250	14%	522	483	8%
Product development	232	209	11%	446	404	10%
General and administrative	282	261	8%	547	492	11%
Depreciation and amortization	201	176	14%	384	351	9%
Restructuring	—	—	**	40	—	**
Total operating expenses	$2,706	$2,279	19%	$5,250	$4,416	19%
Transaction expense rate[1]	1.00%	0.94%	**	1.00%	0.93%	**
Transaction and loan loss rate[2]	0.29%	0.30%	**	0.30%	0.30%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV.
** Not meaningful

Transaction expense

Transaction expense increased by $254 million, or 31%, in the three months ended June 30, 2017 compared to the same period of the prior year. Transaction expense increased by $489 million, or 31%, in the six months ended June 30, 2017 compared to the same period of the prior year. The increase in transaction expense in the three and six months ended June 30, 2017 was primarily due to the increase in TPV of 23% in both periods compared to the same periods in the prior year and higher assessments charged by payment processors and other financial institutions. The increase in our transaction expense rate for the three and six months ended June 30, 2017 compared to the same period of the prior year was due primarily to higher assessments charged by payment processors and other financial institutions and unfavorable changes in funding mix.

Our transaction expense rate is impacted by changes in funding mix and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For the three and six months ended June 30, 2017 and 2016, approximately 2% of TPV was funded with PayPal Credit. For the three months ended June 30, 2017 and 2016, approximately 44% and 46% of TPV was generated outside of the U.S., respectively. For the six months ended June 30, 2017 and 2016, approximately 44% and 45% of TPV was generated outside of the U.S., respectively. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and loan losses

The components of our transaction and loan losses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Transaction losses	$185	$157	18%	$356	$314	13%
Loan losses	123	98	26%	252	196	29%
Transaction and loan losses	$308	$255	21%	$608	$510	19%

Transaction losses increased by $28 million, or 18% in the three months ended June 30, 2017 compared to the same period of the prior year. Transaction losses increased by $42 million, or 13%, in the six months ended June 30, 2017 compared to the same period of the prior year. The increase in transaction losses in the three and six months ended June 30, 2017 was due to the increase in TPV compared to the same periods of the prior year. Transaction losses as a percentage of TPV decreased by one basis point in the three months ended June 30, 2017, and two basis points in the six months ended June 30, 2017 compared to the same periods of the prior year due to strong performance of our risk management programs.

Loan losses increased by $25 million, or 26%, in the three months ended June 30, 2017 and $56 million, or 29%, in the six months ended June 30, 2017 compared to the same periods of the prior year due primarily to an increase in the loans receivable balance. The total consumer loans and interest receivable balance as of June 30, 2017 and June 30, 2016 was $5.5 billion and $4.2 billion, respectively, reflecting a year-over-year increase of 31%.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	June 30,	June 30,
	2017	2016
Weighted average U.S. consumer FICO scores(1)(2)	679	681
Percentage of loans receivable with FICO scores > 680(1)	52.1%	53.2%
Percentage of loans receivable with FICO scores < 599(1)	11.1%	10.5%
Percent of loans and interest receivable current	90.9%	90.3%
Percent of loans and interest receivable > 90 days outstanding	3.7%	3.7%
Net charge off rate(3)	6.9%	6.3%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $172 million and $84 million at June 30, 2017 and June 30, 2016, respectively.
(2) Prior period revised to conform to the current period presentation.
(3) Net charge off rate is the annualized ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. Total PayPal Working Capital advances and fees receivable ("merchant receivables") outstanding as of June 30, 2017 and June 30, 2016 were $633 million and $555 million, respectively, reflecting a year-over-year increase of 14% due to the increase in the availability of our credit products domestically and internationally. To assess a merchant seeking a PayPal Working Capital advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess a participating merchant’s PRM score on a recurring basis. At June 30, 2017 and June 30, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 631 and 637, respectively.

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

The following table provides information regarding the credit quality of our merchant receivables:

	June 30,	June 30,
	2017	2016
Percentage of Merchant Receivables with PRM scores > 610	70.3%	73.0%
Percentage of Merchant Receivables with PRM scores < 525	12.6%	10.8%
Percent of Merchant Receivables within original expected repayment period	84.7%	85.4%
Percent of Merchant Receivables > 90 days outstanding after the end of original expected repayment period	7.0%	6.5%

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans. For additional information, see "Note 10—Loans and Interest Receivable, Net" in the notes to the condensed consolidated financial statement in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses increased by $17 million, or 5%, in the three months ended June 30, 2017 compared to the same period of the prior year. Customer support and operations expenses increased by $38 million, or 6%, in the six months ended June 30, 2017 compared to the same period in the prior year. The increase in the three and six months ended June 30, 2017 was due primarily to an increase in contractor and employee related expenses to support the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform.

Sales and marketing

Sales and marketing expenses increased by $34 million, or 14%, in the three months ended June 30, 2017 compared to the same period of the prior year. Sales and marketing expenses increased by $39 million, or 8%, in the six months ended June 30, 2017 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2017 was due primarily to higher employee related costs and higher spend on external marketing campaigns.

Product development

Product development expenses increased by $23 million, or 11%, in the three months ended June 30, 2017 compared to the same period of the prior year. Product development expenses increased by $42 million, or 10%, in the six months ended June 30, 2017 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2017 was due primarily to an increase in employee and contractor related expenses.

General and administrative

General and administrative expenses increased by $21 million, or 8%, in the three months ended June 30, 2017 compared to the same period of the prior year. General and administrative expenses increased by $55 million, or 11%, in the six months ended June 30, 2017 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2017 was due primarily to an increase in employee related expenses, professional expenses and continued investments in our compliance programs.

Depreciation and amortization

Depreciation and amortization expenses increased by $25 million, or 14%, in the three months ended June 30, 2017 compared to the same period of the prior year. Depreciation and amortization expenses increased by $33 million, or 9%, in the six months ended June 30, 2017 compared to the same period of the prior year. The increase in the three and six months ended June 30, 2017 was due primarily to additional depreciation expense associated with investments in our technology platforms offset by lower amortization expense related to acquired intangible assets.

Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of the existing global workforce. Restructuring expenses were $40 million in the six months ended June 30, 2017. No restructuring expenses were recognized in the three months ended June 30, 2017 or the three and six months ended June 30, 2016. The restructuring is expected to be substantially completed by the end of 2017. The reduction in expense resulting from the workforce reduction is expected to be offset by the Company's reinvestment back into the business to drive additional growth.

Income Tax Expense

Our effective income tax rate was 8% and 15% for the three months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 10% and 14% for the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate in the three and six months ended June 30, 2017 compared to the same periods of the prior year was due primarily to the adoption of new accounting guidance effective January 1, 2017 related to the accounting for tax benefits pertaining to stock-based compensation and the accounting for intra-entity transfers of assets. See "Note 1- Overview and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements in Part I of this Form 10-Q for additional information on effects of this adoption.

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

•
Certain other significant gains, losses, or charges that are not indicative of our core operating results. These are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly in the future. We exclude these amounts from our results because management does not believe they are indicative of our ongoing operating results.

•
Tax effect of non-GAAP adjustments. This adjustment is made to present stock-based compensation and the other amounts described above on an after-tax basis consistent with the presentation of non-GAAP net income.

The following table provides reconciliations of our condensed consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except percentages)
GAAP operating income	$430	$371	$861	$778
Stock-based compensation expense and related employer payroll taxes	192	122	341	218
Amortization of acquired intangible assets	22	35	45	69
Restructuring	—	—	40	—
Other(1)	15	—	15	—
Total non-GAAP operating income adjustments	229	157	441	287
Non-GAAP operating income	$659	$528	$1,302	$1,065
Non-GAAP operating margin	21%	20%	21%	21%
(1) Impairment of investment in intellectual property fund.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except percentages and per share data)
GAAP income before income taxes	$447	$380	$885	$802
GAAP income tax expense	36	57	90	114
GAAP net income	411	323	795	688
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	229	157	441	287
Tax effect of non-GAAP adjustments	(86)	(44)	(148)	(87)
Non-GAAP net income	$554	$436	$1,088	$888

Non-GAAP net income per diluted share	$0.46	$0.36	$0.89	$0.73
Shares used in non-GAAP diluted share calculation	1,215	1,215	1,216	1,220

GAAP income tax expense	$36	$57	$90	$114
Tax effect of non-GAAP adjustments	86	44	148	87
Non-GAAP income tax expense	$122	$101	$238	$201

GAAP effective tax rate	8%	15%	10%	14%
Tax effect of non-GAAP adjustments to net income	10%	4%	8%	4%
Non-GAAP effective tax rate	18%	19%	18%	18%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net cash provided by operating activities	$921	$696	$1,672	$1,434
Less: Purchases of property and equipment	(174)	(201)	(322)	(334)
Free cash flow	$747	$495	$1,350	$1,100

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and available-for-sale investment securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Cash, cash equivalents and available-for-sale investment securities(1)(2)	$6,446	$6,447
(1) Excludes assets related to customer accounts of $16.2 billion and $14.4 billion at June 30, 2017 and December 31, 2016, respectively.
(2) Excludes total restricted cash of $76 million and $17 million at June 30, 2017 and December 31, 2016, respectively, and cost method investments of $80 million and $50 million as of June 30, 2017 and December 31, 2016, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) were $5.5 billion as of June 30, 2017 and $5.0 billion at December 31, 2016, or 86% and 78% of our total cash, cash equivalents and investments as of those dates, respectively.

In July 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by our subsidiary PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of June 30, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

As of June 30, 2017, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at June 30, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowings.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2017, we had a total of $2.8 billion in cash withdrawals offsetting our $2.8 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary's Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent approximately 15% of European customer balances potentially available for corporate use by us at June 30, 2017 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

As of June 30, 2017, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.

In July 2017, we completed our acquisition of TIO Networks Corp. for approximately $238 million, consisting of cash. This acquisition will be accounted for as a business combination. We acquired TIO Networks to expand our scale of operations, complement our product portfolio, and to help accelerate our entry into bill payments.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in the condensed consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.17% and 0.19% of TPV. Historical trends may not be an indication of future results.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice. During the six months ended June 30, 2017, we repurchased approximately $606 million of our common stock under our stock repurchase program authorized in January 2016 . No activity has occurred under our stock repurchase program authorized in April 2017. As of June 30, 2017, a total of approximately $0.4 billion remained available for future repurchases of our common stock under our stock repurchase programs.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2016 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 11—Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks facing our business.

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

Cash Flows

The following table summarizes our condensed consolidated statement of cash flows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$1,672	$1,434
Investing activities	(3,002)	(1,481)
Financing activities	988	657
Effect of exchange rates on cash and cash equivalents	23	15
Net increase/(decrease) in cash and cash equivalents	$(319)	$625

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

We generated cash from operating activities of $1.7 billion in the six months ended June 30, 2017 due primarily to operating income of approximately $861 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $705 million during the six months ended June 30, 2017. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $608 million during the six months ended June 30, 2017. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $601 million primarily related to actual cash transaction losses incurred during the period and timing of employee related costs, including bonus payments under our annual incentive award program.

We generated cash from operating activities of $1.4 billion in the six months ended June 30, 2016 due primarily to operating income of $778 million. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $524 million during the six months ended June 30, 2016. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $510 million during the six months ended June 30, 2016. The cash generated from operating activities was negatively impacted by increases in accounts receivable of $30 million and changes in other assets and liabilities of $405 million primarily related to actual cash transaction losses incurred during the period and the timing of employee related costs, including bonus payments under our annual incentive award program, which were partially offset by a benefit from timing differences in funding deposits related to our Xoom business and other changes in our current assets and liabilities.

Cash paid for income taxes in the six months ended June 30, 2017 and 2016 was $73 million and $36 million, respectively.

Investing Activities

The net cash used in investing activities of $3.0 billion in the six months ended June 30, 2017 was due primarily to purchases of investments of $12.0 billion, changes in principal loans receivable, net of $627 million and purchases of property and equipment of $322 million. These net cash outflows were offset by maturities and sales of investments of $9.5 billion and decreases in funds receivable from customers and customer accounts of $367 million.

The net cash used in investing activities of $1.5 billion in the six months ended June 30, 2016 was due primarily to purchases of investments of $10.2 billion, changes in principal loans receivable, net of $476 million and purchases of property and equipment of $334 million. These net cash outflows were offset by maturities and sales of investments of $9.3 billion and decreases in funds receivable from customers and customer accounts of $222 million partially due to classifying $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents.

Financing Activities

The net cash provided by financing activities of $988 million in the six months ended June 30, 2017 was due primarily to increase in funds payable and amounts due to customers of $1.6 billion, partially offset by the repurchase of $606 million of our common stock under our January 2016 stock repurchase program and tax withholdings related to net share settlement of equity awards of $124 million.

The net cash provided by financing activities of $657 million in the six months ended June 30, 2016 was due primarily to increases in funds payable and amounts due to customers of $1.6 billion, partially offset by the repurchase of $896 million of our common stock under our January 2016 stock repurchase program.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $1.4 billion in the six months ended June 30, 2017, representing an increase of $250 million from the same period of the prior year. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $238 million and lower purchases of property and equipment of $12 million as compared to the same period of the prior year. Free cash flow generated during the six months ended June 30, 2017 was used for repurchasing our common stock under our stock repurchase programs, funding our credit portfolio and general business purposes.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The effect of foreign currency exchange rates on cash and cash equivalents during the six months ended June 30, 2017 and June 30, 2016 was a favorable impact of $23 million and $15 million, respectively, due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2017 and December 31, 2016, approximately 20% and 25% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of June 30, 2017, no borrowings or letters of credit were outstanding under the Credit Agreement.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at June 30, 2017 and December 31, 2016.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2017 and December 31, 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $374 million and $341 million lower, respectively. If the U.S. dollar strengthened by 20% at June 30, 2017 and December 31, 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $374 million and $341 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $187 million and $160 million at June 30, 2017 and December 31, 2016, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of June 30, 2017 would have positively impacted income before income taxes by approximately $177 million, resulting in a net negative impact of approximately $10 million. Foreign currency exchange contracts in place as of December 31, 2016 would have positively impacted income before income taxes by approximately $128 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of June 30, 2017 and December 31, 2016, our cost method investments totaled $80 million and $50 million, respectively, which represented approximately 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

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

The United Kingdom (“U.K.”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the EU (“Brexit”). In March 2017, the U.K. invoked Article 50 of the Treaty on European Union, which triggered a two-year period, subject to extension by unanimous consent of the EU member states, during which the U.K. government will negotiate its withdrawal agreement with the EU. The U.K. has started negotiations with the EU to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The outcome of the referendum and the triggering of Article 50 caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our customers and companies with which we do business, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

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

Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impact key aspects of our business, please see Item 1 “Business-Government Regulation” in our 2016 Form 10-K. In addition, some of the risks relating to government regulation and oversight of our business are discussed in Item 1A “Risk Factors” in our 2016 Form 10-K under a risk factor captioned “Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations”. The information appearing below under the captions “Consumer Protection” and “Privacy and Protection of User Data” supplements and supersedes the information appearing under the same captions in that risk factor in our 2016 Form 10-K but it does not supersede any of the other information in that risk factor. Accordingly, for additional information regarding some of the risks resulting from government regulation and oversight of our business, please also see the information under the other captions in that risk factor in our 2016 Form 10-K.

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

In October 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain loadable accounts whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. In April 2017, the CFPB delayed the effective date of the final rule on prepaid accounts by six months, to April 1, 2018, and indicated that it would review, among other issues, the linking of credit cards to digital wallets that are capable of storing funds. On June 15, 2017, the CFPB released proposed changes to its final rule. We are evaluating the rule (including the proposed changes) and its requirements. Implementation of the rule could require us to make substantial changes to our business practices and the design of certain products, allocate additional resources, and increase our costs, which could negatively affect our business.

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

PayPal (Europe) principally offers its services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU regulation. Regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its or the PayPal group’s activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Privacy and Protection of User Data

We are subject to a number of laws, rules, directives and regulations (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

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

PayPal relies on a variety of compliance methods to transfer personal data of EU citizens to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EU customers and/or employees outside of the EU have compliant transfer mechanisms. Prior to October 2015, the U.S.-EU Safe Harbor framework clauses offered certain EU companies a compliance mechanism to lawfully transfer personal data of EU citizens to U.S. companies that certified their compliance with the Safe Harbor framework. Some of PayPal’s vendors relied on the U.S.-EU Safe Harbor framework clauses. In October 2015, the European Court of Justice invalidated the U.S.-EU Sale Harbor framework clauses and PayPal entered into SCCs with those third parties who had previously relied on the U.S.-EU Safe Harbor framework. On July 12, 2016, the U.S. and EU authorities agreed on a replacement for Safe Harbor known as “Privacy Shield”. Both the Privacy Shield framework and SCCs are facing legal challenges in the European justice system. To the extent that the Privacy Shield or SCCs are invalidated, PayPal’s ability to process EU personal data with third parties outside of the EU could be jeopardized.

In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect in 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing personal data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR through so-called opening clauses, which permit region specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. We are evaluating the rule and its requirements. Implementation of the GDPR could require changes to certain of our business practices, thereby increasing our costs.

PayPal also faces additional potential challenges from local DPAs. Because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a 2015 European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and which may even conflict with, those in Luxembourg.

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

As PayPal is neither a chartered financial institution nor licensed to make loans in any state in the U.S., we rely on a third-party chartered financial institution to issue the PayPal Credit consumer product in the U.S., and a different chartered financial institution to issue the PayPal Working Capital product in the U.S. Both of these chartered financial institutions are state chartered industrial banks. In the event of a termination or interruption in the ability of the chartered financial institution that currently issues the PayPal Credit consumer product in the U.S. to lend under the PayPal Credit consumer product, the chartered financial institution that issues the PayPal Working Capital product in the U.S. has agreed to take ownership of (and originate loans with respect to) all PayPal Credit consumer accounts. Nevertheless, any termination or interruption of either bank’s ability to lend could result in the inability or unwillingness to originate any new PayPal Credit or PayPal Working Capital loans. In the event of either bank’s inability or unwillingness to lend, we would either need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all, and obtaining a bank charter or lending licenses would be a time-consuming and costly process and would subject us to additional laws and regulatory requirements, which could be burdensome and increase our costs. In addition, our commercial relationships with third parties which are federally supervised U.S. financial institutions could subject us to examination by their federal banking regulators with respect to certain services that we provide.

In 2015, the U.S. Court of Appeals for the Second Circuit, in Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), concluded that the buyer of a charged off credit card account could not rely on the National Bank Act's preemption of state interest rate limits for interest at rates imposed by the buyer after charge-off. A petition to the U.S. Supreme Court to review the decision was denied in June 2016, and the case has been remanded to the lower court to be determined in accordance with the ruling of the Second Circuit. On remand, the lower court determined that New York’s criminal usury law constitutes a “fundamental public policy” of the state and concluded that New York law, not Delaware law (the law chosen by the parties pursuant to the lending arrangement), governs the parties’ relationship. The Second Circuit decision has resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. Although the Madden decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like those that we rely on to issue our loan products in the U.S. Although we believe the Madden case can be distinguished from the manner in which we offer our credit products, there can be no assurances as to the outcome of any potential litigation, or that the possible impact of such litigation will not have a material adverse impact on our business. In addition, the lower court’s opinion highlights potential state law concerns both specifically (with respect to choice of law provisions) and more broadly as a result of the decisions. If these, or other, state law cases are successful, it could have a material adverse impact on our business in various states.

Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, or to facilitate other illegal activity. Any use of our payment system for illegal or improper uses could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one country may be illegal in another country, and a merchant may intentionally or inadvertently be found responsible for importing or exporting illegal goods, resulting in liability for us. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government authorities. Intellectual property rights owners or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume or increased costs could harm our business.

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

Acquisitions, joint ventures, strategic investments, and other strategic transactions are important elements of our overall corporate strategy. In July 2017, we announced the completion of our acquisition of TIO Networks Corp., a multi-channel bill payments processor. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as joint ventures, strategic investments, and commercial and strategic partnerships. These transactions may involve significant challenges and risks, including:

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Period ended January 31, 2017	—	—	—	—
Period ended February 28, 2017	7.6	$42.11	$320	(320)
Period ended March 31, 2017	4.6	$42.82	$197	(197)
Authorization of additional plan in April 2017				5,000
Period ended April 30, 2017	—	$—	$—	—
Period ended May 31, 2017	1.8	$49.41	$89	(89)
Period ended June 30, 2017
Balance as of June 30, 2017	14.0		$606	$5,399
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired. No activity has occurred under the April 2017 stock repurchase program.

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	July 27, 2017
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Executive Vice President, Chief Financial Officer
Date:	July 27, 2017
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	July 27, 2017

INDEX TO EXHIBITS

Exhibit 3.01	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of the State of Delaware on July 20, 2017.
Exhibit 3.02	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of the State of Delaware on July 20, 2017 (marked to show new text of previously filed amendment).
Exhibit 10.01+*	Independent Director Compensation Policy.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+   Indicates a management contract or compensatory plan or arrangement
*     Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on
June 28, 2017 and incorporated herein by reference