Form 10-Q
period 2017-09-30
PayPal Holdings, Inc.
filed 2017-10-24
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 18, 2017, there were 1,201,910,314 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2017	December 31, 2016
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,330	$1,590
Short-term investments	2,591	3,385
Accounts receivable, net	301	214
Loans and interest receivable, net of allowances of $429 in 2017 and $339 in 2016	6,321	5,348
Funds receivable and customer accounts	17,175	14,363
Prepaid expenses and other current assets	719	833
Total current assets	29,437	25,733
Long-term investments	2,217	1,539
Property and equipment, net	1,485	1,482
Goodwill	4,326	4,059
Intangible assets, net	226	211
Other assets	70	79
Total assets	$37,761	$33,103
LIABILITIES AND EQUITY
Current liabilities:
Accounts and notes payable	$974	$192
Funds payable and amounts due to customers	17,975	15,163
Accrued expenses and other current liabilities	1,665	1,459
Income taxes payable	89	64
Total current liabilities	20,703	16,878
Deferred tax liability and other long-term liabilities	1,626	1,513
Total liabilities	22,329	18,391
Commitments, Contingencies and Notes Payable (Note 11)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,202 and 1,207 outstanding	—	—
Treasury stock at cost, 43 and 27 shares	(1,701)	(995)
Additional paid-in-capital	14,071	13,579
Retained earnings	3,204	2,069
Accumulated other comprehensive income (loss)	(142)	59
Total equity	15,432	14,712
Total liabilities and equity	$37,761	$33,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data)
	(Unaudited)
Net revenues	$3,239	$2,667	$9,350	$7,861
Operating expenses:
Transaction expense	1,102	830	3,153	2,392
Transaction and loan losses	363	271	971	781
Customer support and operations	346	325	998	939
Sales and marketing	278	233	800	716
Product development	240	215	686	619
General and administrative	293	261	840	753
Depreciation and amortization	194	184	578	535
Restructuring	—	—	40	—
Total operating expenses	2,816	2,319	8,066	6,735
Operating income	423	348	1,284	1,126
Other income (expense), net	28	12	52	36
Income before income taxes	451	360	1,336	1,162
Income tax expense	71	37	161	151
Net income	$380	$323	$1,175	$1,011

Net income per share:
Basic	$0.32	$0.27	$0.98	$0.83
Diluted	$0.31	$0.27	$0.96	$0.83

Weighted average shares:
Basic	1,202	1,207	1,203	1,211
Diluted	1,223	1,214	1,218	1,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
	(Unaudited)
Net income	$380	$323	$1,175	$1,011
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	9	1	38	4
Unrealized gains (losses) on investments, net	4	(3)	5	18
Tax (expense) benefit on unrealized gains (losses) on investments, net	(1)	1	(2)	(4)
Unrealized gains (losses) on hedging activities, net	(57)	(13)	(246)	30
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	1	1	4	—
Other comprehensive income (loss), net of tax	(44)	(13)	(201)	48
Comprehensive income	$336	$310	$974	$1,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,175	$1,011
Adjustments:
Transaction and loan losses	971	781
Depreciation and amortization	578	535
Stock-based compensation	514	313
Deferred income taxes	13	71
Excess tax benefits from stock-based compensation	—	(36)
Gain on sale of principal loans receivable held for sale, net	(16)	(17)
Changes in assets and liabilities:
Accounts receivable	(5)	(50)
Principal loans receivable held for sale, net	16	17
Accounts payable	4	28
Income taxes payable	24	51
Other assets and liabilities	(596)	(469)
Net cash provided by operating activities	2,678	2,235
Cash flows from investing activities:
Purchases of property and equipment	(487)	(517)
Changes in principal loans receivable, net	(1,154)	(884)
Purchases of investments	(14,227)	(16,984)
Maturities and sales of investments	13,027	14,614
Acquisitions, net of cash acquired	(323)	(19)
Funds receivable and customer accounts	(1,236)	620
Net cash (used in) investing activities	(4,400)	(3,170)
Cash flows from financing activities:
Proceeds from issuance of common stock	100	58
Purchases of treasury stock	(706)	(945)
Excess tax benefits from stock-based compensation	—	36
Tax withholdings related to net share settlements of equity awards	(140)	(95)
Borrowings under financing arrangements, net of repayments	620	(21)
Funds payable and amounts due to customers	2,553	1,862
Net cash provided by financing activities	2,427	895
Effect of exchange rate changes on cash and cash equivalents	35	16
Net change in cash and cash equivalents	740	(24)
Cash and cash equivalents at beginning of period	1,590	1,393
Cash and cash equivalents at end of period	$2,330	$1,369
Supplemental cash flow disclosures:
Cash paid for interest	$3	$3
Cash paid for income taxes	$88	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. ("PayPal," the "Company," "we," "us," or "our") was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, Paydiant, and TIO products, compose our proprietary Payments Platform.

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

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new standard makes limited amendments to the guidance in GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new standard also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in limited situations. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption and on a prospective basis to all outstanding equity investments without a readily determinable fair value . We will adopt the guidance on January 1, 2018 and prospectively apply the measurement alternative to our cost method investments, which will require us to measure these equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The amount of the impact to long-term investments will depend on any price changes observed after adoption on January 1, 2018.

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

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The adoption of this standard will require changes in cash and cash equivalents

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

underlying customer accounts and restricted cash to be included in the reconciliation of beginning and ending balances shown on the statement of cash flows.

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

In 2017, the FASB issued new guidance intended to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments will also align the recognition and presentation of the effects of the hedge results in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. Additionally, the guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  We are required to apply the guidance with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted and prospectively apply the presentation and disclosure guidance. We are evaluating the impact this new accounting guidance will have on our financial statements.

Recently Adopted Accounting Guidance

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. We adopted the new guidance effective January 1, 2017. As a result of the adoption, starting in the first quarter of 2017, stock-based compensation ("SBC") excess tax benefits or tax deficiencies are reflected in the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. For the three and nine months ended September 30, 2017, we recognized approximately $6 million and $30 million, respectively, of SBC net excess tax benefits within the provision for income taxes. Additionally, starting in the first quarter of 2017, we presented the cash flows related to the applicable SBC net excess tax benefits in operating activities along with other income tax cash flows rather than in financing activities. The remaining amendments did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Adoption of the new guidance must be made on a modified retrospective basis. We elected to early adopt the new guidance effective January 1, 2017. As a result of the adoption, we recorded a decrease of approximately $41 million in retained earnings as of the beginning of the first quarter of 2017, with a corresponding decrease in

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets previously deferred. Additionally, for the three and nine months ended September 30, 2017 we did not recognize approximately $4 million and $12 million, respectively, of amortization of prepaid taxes attributed to prior period intra-entity asset transfers previously deferred within the provision for income taxes. As of adoption, when a new intra-entity transfer of assets occurs, we will recognize the income tax consequences associated with this activity in the consolidated statement of income in the period the transaction takes place. For both the three and nine months ended September 30, 2017, we recognized $23 million of income tax expense associated with intra-entity asset transfers which occurred during the periods.

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
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income	$380	$323	$1,175	$1,011
Denominator:
Weighted average shares of common stock - basic	1,202	1,207	1,203	1,211
Dilutive effect of equity incentive awards	21	7	15	7
Weighted average shares of common stock - diluted	1,223	1,214	1,218	1,218
Net income per share:
Basic	$0.32	$0.27	$0.98	$0.83
Diluted	$0.31	$0.27	$0.96	$0.83
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	11	2	9

Note 3 - Business Combinations

During the three and nine months ended September 30, 2017, we completed two acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $421 million:

TIO Networks Corp.

We completed the acquisition of TIO Networks Corp. (“TIO”) in July 2017 by acquiring all of the outstanding shares of TIO for $2.64 USD per share in cash. We acquired TIO to expand our scale of operations, complement our product portfolio, and to help accelerate our entry into bill payments. The total purchase price of $238 million consisted of cash consideration. The allocation of purchase consideration resulted in approximately $66 million of technology and customer-related intangible assets with an estimated useful life of 1 to 5 years, net assets of approximately $15 million and initial goodwill of approximately $157 million, which is attributable to the workforce of TIO and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Swift Financial Corporation

We completed the acquisition of Swift Financial Corporation (“Swift Financial”) in September 2017 by acquiring all of the outstanding shares for a total purchase price of approximately $183 million. We acquired Swift Financial to enable us to enhance our underwriting capabilities and strengthen our business financing offerings, helping us to deepen relationships with our existing merchants and expand services to new merchants. The allocation of purchase consideration resulted in approximately $44 million of technology and customer-related intangible assets with an estimated useful life of 1 to 3 years, $173 million of merchant receivables, net liabilities of approximately $139 million and initial goodwill of approximately $105 million, which is attributable to the workforce of Swift Financial and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The gross contractual merchant receivables acquired are approximately $213 million. Management estimates that the cash collected will approximate the contractual amounts of merchant receivables. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

We have included the financial results of TIO and Swift Financial in our consolidated financial statements from their respective date of acquisition. Revenues and expenses related to these acquisitions for the three and nine months ended September 30, 2017 were not material. Pro-forma results of operations have not been presented because the effect of these acquisitions were not material to our financial results.

There were no acquisitions or divestitures completed in 2016.

Note 4 - Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2017:

	December 31, 2016	Goodwill Acquired	Adjustments	September 30, 2017
	(In millions)
Total Goodwill	$4,059	$262	$5	$4,326

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$646	$(555)	$91	4	$605	$(542)	$63	4
Marketing related	198	(194)	4	1	197	(190)	7	2
Developed technologies	274	(204)	70	3	245	(206)	39	3
All other	245	(184)	61	5	245	(143)	102	5
Intangible assets, net	$1,363	$(1,137)	$226		$1,292	$(1,081)	$211

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for intangible assets was $28 million and $37 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for intangible assets was $96 million and $114 million for the nine months ended September 30, 2017 and 2016, respectively.

Expected future intangible asset amortization as of September 30, 2017 was as follows (in millions):

Fiscal years:
Remaining 2017	$29
2018	92
2019	52
2020	39
2021	14
$226

Note 5 - Geographical Information

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net revenues:
U.S.	$1,743	$1,436	$5,039	$4,186
U.K.	351	298	998	923
Other Countries	1,145	933	3,313	2,752
Total net revenues	$3,239	$2,667	$9,350	$7,861

	September 30, 2017	December 31, 2016
	(In millions)
Long-lived assets:
U.S.	$1,395	$1,391
Other Countries	90	91
Total long-lived assets	$1,485	$1,482

Net revenues are attributed to the U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside. Tangible long-lived assets as of September 30, 2017 and December 31, 2016 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$5,117	$4,319
Government and agency securities	6,757	5,625
Time deposits	568	522
Corporate debt securities	1,491	1,093
Funds receivable	3,242	2,804
Total funds receivable and customer accounts	$17,175	$14,363

As of September 30, 2017 and December 31, 2016, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	September 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$6,224	$—	$(3)	$6,221
Corporate debt securities	618	—	—	618
Total	$6,842	$—	$(3)	$6,839

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,198	$—	$(2)	$5,196
Corporate debt securities	531	—	—	531
Total	$5,729	$—	$(2)	$5,727

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. As of September 30, 2017 and December 31, 2016, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.4 billion and $1.0 billion, respectively. In the three months ended September 30, 2017 and 2016, $49 million and $10 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income. In the nine months ended September 30, 2017 and 2016, $154 million and $3 million of net gains from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $5.3 billion as of September 30, 2017 and $4.1 billion as of December 31, 2016. The aggregate gross unrealized loss on our investments was not material as of September 30, 2017 and December 31, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2017 and December 31, 2016, we had no material investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2017 and 2016.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at September 30, 2017 were as follows:

September 30, 2017
(In millions)
One year or less	$6,732
One year through two years	50
Two years through three years	57
Total	$6,839

Note 7 - Investments

As of September 30, 2017 and December 31, 2016, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	September 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$2,020	$1	$—	$2,021
Government and agency securities	157	—	—	157
Long-term investments(1):
Corporate debt securities	1,943	5	(2)	1,946
Government and agency securities	106	1	—	107
Total(1)	$4,226	$7	$(2)	$4,231
(1) Excludes short-term restricted cash of $81 million that we intend to use to support our global sabbatical program and a counterparty guarantee, and long-term restricted cash of $2 million.
(2) Excludes time deposits of $71 million, which are not considered available-for-sale securities.

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$2,867	$1	$(1)	$2,867
Government and agency securities	32	—	—	32
Long-term investments:
Corporate debt securities	1,473	1	(4)	1,470
Government and agency securities	10	—	—	10
Total(1)	$4,382	$2	$(5)	$4,379
(1) Excludes short-term restricted cash of $17 million that we intend to use to support our global sabbatical program.
(2) Excludes time deposits of $122 million, which are not considered available-for-sale securities.

We elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

investments in other income (expense), net on the condensed consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of September 30, 2017 and December 31, 2016, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $340 million and $356 million, respectively. In the three and nine months ended September 30, 2017, $10 million and $35 million, respectively, of net gains from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income. In the three and nine months ended September 30, 2016, $11 million and $26 million, respectively, of net losses from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $1.7 billion as of September 30, 2017 and $2.2 billion as of December 31, 2016. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of September 30, 2017 and December 31, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of September 30, 2017 and December 31, 2016, we had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2017 and 2016.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity at September 30, 2017 were as follows:

September 30, 2017
(In millions)
One year or less	$2,178
One year through two years	1,092
Two years through three years	675
Three years through four years	146
Four years through five years	127
Greater than five years	13
Total	$4,231

Other Investments

We have cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. Our cost method investments consist primarily of minority equity interests in privately held companies and totaled $83 million and $50 million as of September 30, 2017 and December 31, 2016, respectively. The increase in our cost method investments was due to additional investments made in the nine months ended September 30, 2017.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Balances at September 30, 2017	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$675	$675
Short-term investments(2):
Corporate debt securities	2,149	2,149
Government and agency securities	290	290
Total short-term investments	$2,439	$2,439
Funds receivable and customer accounts(3)	8,248	8,248
Derivatives	80	80
Long-term investments(2):
Corporate debt securities	2,012	2,012
Government and agency securities	120	120
Total long-term investments	2,132	2,132
Total financial assets	$13,574	$13,574
Liabilities:
Derivatives	$214	$214
(1) Excludes cash of $1.7 billion not subject to fair value measurement on a recurring basis.
(2) Excludes restricted cash of $83 million and time deposits of $71 million not subject to fair value measurement on a recurring basis.
(3) Excludes cash, time deposits and funds receivable of $8.9 billion underlying funds receivable and customer accounts not subject to fair value measurement on a recurring basis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balances at December 31, 2016	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$268	$268
Short-term investments(2):
Corporate debt securities	2,882	2,882
Government and agency securities	364	364
Total short-term investments	3,246	3,246
Funds receivable and customer accounts(3)	6,898	6,898
Derivatives	223	223
Long-term investments:
Corporate debt securities	1,479	1,479
Government and agency securities	10	10
Total long-term investments	1,489	1,489
Total financial assets	$12,124	$12,124
Liabilities:
Derivatives	$59	$59
(1) Excludes cash of $1.3 billion not subject to fair value measurement on a recurring basis.
(2) Excludes restricted cash of $17 million and time deposits of $122 million not subject to fair value measurement on a recurring basis.
(3) Excludes cash, time deposits and funds receivable of $7.5 billion underlying funds receivable and customer accounts not subject to fair value measurement on a recurring basis.

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

We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, time deposits, accounts receivable, loans and interest receivable, funds receivable, certain customer accounts, accounts and notes payable, and funds payable and amounts due to customers are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1, time deposits, certain customer accounts, and notes payable would be classified as Level 2, and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the three and nine months ended September 30, 2017 and 2016, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of September 30, 2017, we estimated that $107 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

We have an additional foreign currency exposure management program whereby we use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in Other income (expense), net, which is offset by the gains and losses on the foreign exchange contracts.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2017 and December 31, 2016 was as follows:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$4	$135
Foreign exchange contracts not designated as hedging instruments	Other current assets	76	88
Total derivative assets		$80	$223

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$95	$4
Foreign exchange contracts designated as cash flow hedges	Other long-term liabilities	7	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	112	55
Total derivative liabilities		$214	$59

Net fair value of derivative instruments		$(134)	$164

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other.
However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $53 million as of September 30, 2017 and $44 million as of December 31, 2016. During the three months ended September 30, 2017, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $33 million of cash collateral related to our derivative liabilities as of September 30, 2017. This amount, which is recognized in other current assets on our condensed consolidated balance sheet, is related to the right to reclaim cash collateral. We did not post or receive any collateral as of December 31, 2016.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2017 and December 31, 2016, and the impact of designated derivative instruments on accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016:

	December 31, 2016	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	September 30, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(200)	$46	$(115)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015	Amount of gain recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	September 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	$99	$69	$87

Effect of Derivative Contracts on Consolidated Statements of Income
The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(13)	$28	$46	$69
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	5	11	(50)	28
Total gain (loss) recognized from derivative contracts in the statement of income	$(8)	$39	$(4)	$97

The gains and losses related to foreign exchange contracts not designated as cash flow hedges are offset by the foreign currency gains and losses on our assets and liabilities recognized in Other income (expense), net.

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

	September 30, 2017	December 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,157	$1,865
Foreign exchange contracts not designated as hedging instruments	4,970	4,612
Total	$7,127	$6,477

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Loans and Interest Receivable, Net

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout and working capital advances to certain small and medium-sized PayPal merchants through our PayPal Working Capital product. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital advances in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution and are responsible for servicing functions related to all our credit products. During the nine months ended September 30, 2017 and 2016, we purchased approximately $7.0 billion and $6.0 billion, respectively, in credit receivables. As part of our arrangements with independent chartered financial institutions in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit program for consumers and a participation interest in the pool of merchant receivables outstanding under the PayPal Working Capital program for merchants. We account for the participation interest transfers made with respect to each program as a sale and derecognize the portion of participation interest for which control has been surrendered. The ownership interest in each pool that we retain is included in loans and interest receivable and is accounted for at amortized cost, net of an allowance for loan losses. We maintain the servicing rights of the entire pool of consumer and merchant receivables outstanding and receive a fee approximating fair value for servicing the assets underlying the participation interest sold. Under these arrangements, we do not recognize gains or losses on the sale of the participation interest as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sold to these investors a participation interest in the pool of certain consumer loans receivable that we purchased, where the consideration received exceeded the carrying amount of the participation interest sold, which resulted in a gain reflected as net revenues in our condensed consolidated financial statements. Loans, advances and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold, including unamortized deferred origination costs and estimated collectible interest and fees.

Consumer receivables

As of September 30, 2017 and December 31, 2016, the total outstanding balance in our pool of consumer receivables was $5.9 billion and $5.1 billion, respectively, net of the participation interest sold to the independent chartered financial institution and other investors of $1.0 billion. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders.

We use a consumer's FICO score, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are generally obtained each quarter in which the U.S. consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average U.S. consumer FICO scores related to our loans and interest receivable balance outstanding at September 30, 2017 and December 31, 2016 was 680 and 679, respectively. The Company has revised its weighted average U.S. consumer FICO score as of December 31, 2016 to conform to the current period presentation.

As of September 30, 2017 and December 31, 2016, approximately 50.6% and 52.1%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. consumers with FICO scores greater than or equal to 680, which is generally considered "prime" by the consumer credit industry. As of September 30, 2017 and December 31, 2016, approximately 11.7% and 11.1%, respectively, of the pool of U.S. consumer receivables and interest receivable balance was due from U.S. customers with FICO scores below 599. As of  September 30, 2017 and December 31, 2016, approximately 90.1% and 90.0%, respectively, of the portfolio of consumer receivables and interest receivable was current.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	September 30, 2017	December 31, 2016
	(In millions)
> 760	$710	$665
680 - 759	2,157	1,938
600 - 679	2,137	1,840
< 599	665	553
Total	$5,669	$4,996

The table above excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $215 million and $117 million at September 30, 2017 and December 31, 2016, respectively.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date:

September 30, 2017
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$5,301	$243	$98	$242	$583	$5,884

December 31, 2016
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$4,601	$219	$82	$211	$512	$5,113

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable, net of participation interest sold for the nine months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning Balance	$265	$40	$305	$179	$32	$211
Provisions	354	100	454	278	82	360
Charge-offs	(315)	(94)	(409)	(232)	(77)	(309)
Recoveries	28	—	28	20	—	20
Ending Balance	$332	$46	$378	$245	$37	$282

The table above excludes receivables from other consumer credit products of $33 million and $16 million at September 30, 2017 and December 31, 2016, respectively, and allowances of $5 million and $3 million at September 30, 2017 and December 31, 2016, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses, and the provision for interest receivable is recognized in net revenues from other value added services as a reduction in revenue.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product. As of September 30, 2017, the total outstanding balance in our pool of working capital advances was $660 million, net of the participation interest sold to the independent chartered financial institution of $26 million. As of December 31, 2016, the total outstanding balance in our pool of working capital advances was $558 million. The independent chartered financial institution has no recourse against us related to its participation interest for failure of debtors to pay when due. The participation interest held by the chartered financial institution has the same priority to the interests held by us and is subject to the same credit risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on the ownership interest held among the stakeholders.

We closely monitor credit quality for all working capital advances that we extend or purchase through that product to manage and evaluate our related exposure to credit risk. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances that we own, we assess the participating merchant’s PRM score on a recurring basis. At September 30, 2017 and December 31, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 631 and 625, respectively.

The following table presents the principal amount of PayPal Working Capital advances and fees receivable segmented by our internal PRM score range:

	September 30, 2017	December 31, 2016
	(In millions)
> 610	$459	$378
526-609	113	108
<525	88	72
Total(1)	$660	$558
(1) Excludes $173 million of receivables acquired from Swift Financial during September 2017.

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. The fee is fixed at the time the advance is extended and recognized as deferred revenues included in other current liabilities in our condensed consolidated balance sheet. Advances plus the fixed fee are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. The fixed fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on PayPal's payment processing history with the merchant. There is no stated interest rate and there is a general requirement that at least 10% of the original amount advanced plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present our estimate of the principal amount of PayPal Working Capital advances and fees receivable past their original expected repayment period.

September 30, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$555	$38	$22	$33	$12	$105	$660

The table above excludes $173 million of receivables acquired from Swift Financial during September 2017.

December 31, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$462	$35	$19	$30	$12	$96	$558

The following table summarizes the activity in the allowance for PayPal Working Capital advances and fees receivable, for the nine months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
	PayPal Working Capital Advances	Fees Receivable	Total Allowance	PayPal Working Capital Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$28	$3	$31	$19	$3	$22
Provisions	42	8	50	32	4	36
Charge-offs	(34)	(6)	(40)	(27)	(4)	(31)
Recoveries	5	—	5	3	—	3
Ending Balance	$41	$5	$46	$27	$3	$30

We charge off the receivable when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the repayments are 360 days past due regardless of whether or not the merchant has made a payment within the last 60 days. The provision for loan losses relating to our PayPal Working Capital advances is recognized in transaction and loan losses, and the provisions for fees receivable is recognized in deferred revenues included in other current liabilities in our condensed consolidated balance sheet as a reduction in deferred revenue.

Note 11 - Commitments, Contingencies and Notes Payable

Commitments

As of September 30, 2017 and December 31, 2016, approximately $27.4 billion and $28.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the third quarter of 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by our subsidiary PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. During the three months ended September 30, 2017, we drew down $800 million under the revolving credit facility. The borrowing bears interest at the London Interbank Offered Rate ("LIBOR") of one month plus a margin of 1.125% resulting in a weighted-average interest rate of 2.36%. As of September 30, 2017, $800 million was outstanding under the Credit Agreement. Accordingly, at September 30, 2017, $1.2 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement subject to customary conditions to borrowing.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2017. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Legal Proceedings

On December 28, 2016, a putative securities class action captioned Cho v. PayPal Holdings, Inc., et al., Case No. 3:16-cv-07371 (the “Securities Case”), was filed in the U.S. District Court for the Northern District of California (the “Court”). The Securities Case asserted claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a CID from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The Securities Case purported to be brought on behalf of purchasers of eBay’s stock on or after December 19, 2013 who subsequently received the Company’s stock pursuant to eBay’s spin-off of the Company, effective as of July 17, 2015, and/or purchasers of the Company’s stock between July 20, 2015 and April 28, 2016, and asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company, its Chief Executive Officer, Chief Financial Officer, and former interim Chief Financial Officer, and eBay and certain of its former officers, including the Chairman of our Board of Directors. The Securities Case alleged that defendants made materially false and misleading statements or omissions regarding our compliance with applicable laws and regulations, including the failure to disclose that we were purportedly engaging in unfair trade practices through our Venmo service and that as a result of alleged false and misleading statements or omissions, our stock traded at artificially inflated prices. The Securities Case sought unspecified compensatory damages on behalf of the putative class members. On March 23, 2017, the Court appointed a lead plaintiff and lead counsel to represent the putative class. On May 12, 2017, the lead plaintiff filed an amended complaint that, among other things, did not name eBay or the former eBay officers as defendants. On June 1, 2017, the lead plaintiff voluntarily dismissed the Securities Case without prejudice.

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162, was filed in the U.S. District Court for the Northern District of California (the "Court") based on substantially similar allegations underlying the Securities Case described above (the “California Derivative Case”). On February 8, 2017, the Court entered an order formally relating the California Derivative Case to the Securities Case and assigning the case to the same judge handling the Securities Case. On the same day, the Court also entered an order staying the California Derivative Case pending resolution of the defendants’ anticipated motions to dismiss the Securities Case. On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the U.S. District Court for the Northern District of California so that the Delaware Derivative Case can be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the U.S. District Court for the Northern District of California. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428-HRL and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Exchange Act, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulations with respect to its Venmo service, as alleged in the Securities Case, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative Cases that consolidates these cases and appoints co-lead plaintiffs’ counsel for the consolidated case, captioned In re PayPal Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. 5:17-cv-00162-RS (“Consolidated Derivative Case”). The Court’s order states that it applies to each purported derivative action that is subsequently filed in, removed to, or transferred to the Court, arising out of the same or substantially the same transactions or events as the Derivative Cases. On July 31, 2017, plaintiffs’ counsel designated the complaint filed in the Liss action as the operative complaint for the Consolidated Derivative Case.  On September 28, 2017, PayPal Holdings, Inc. filed a motion to dismiss the operative complaint on grounds that plaintiffs lack standing to pursue claims on behalf of the Company because they did not make a pre-suit demand on the Company's Board of Directors prior to filing the Derivative Cases and failed to establish that making such a demand would have been futile. That

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

motion is currently scheduled to be heard by the Court on December 14, 2017. On October 5, 2017, another putative shareholder derivative suit was filed in the Court captioned Iron Workers Local No. 25 Pension Fund v. John J. Donahoe, et al., Case No. 5:17-cv-05741-NC, that makes similar allegations and advances similar claims against the same defendants as those at issue in the Consolidated Derivative Case.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Maximum potential exposure	$147,395	$131,739

The following table provides the amount of allowance for transaction losses related to our protection programs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Allowance for transaction losses	$237	$222

Note 12 - Related Party Transactions

As of September 30, 2017 and December 31, 2016, there were no material amounts payable to or amounts receivable from related parties. All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. For all periods presented, there were no material related party transactions.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under the January 2016 stock repurchase program during the nine months ended September 30, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Repurchases of shares of common stock for three months ended:
March 31, 2017	12.2	$42.38	517	(517)
June 30, 2017	1.8	$49.41	89	(89)
September 30, 2017	1.7	$59.49	100	(100)
Balance as of September 30, 2017	15.7		$706	$299
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

No activity has occurred under the April 2017 stock repurchase program.

Note 14 - Stock-Based Plans

Stock Options

As of September 30, 2017, 2.4 million options to purchase shares of common stock were outstanding. No new options were granted in the nine months ended September 30, 2017.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PBRSUs)

The following table summarizes the RSU and PBRSU activity under our equity incentive plans for the nine months ended September 30, 2017:

Units
(In thousands)
Outstanding at January 1, 2017	29,185
Awarded	18,731
Vested	(9,461)
Forfeited	(3,448)
Outstanding at September 30, 2017	35,007
Expected to vest	30,604

The weighted average grant-date fair value of RSUs and PBRSUs granted during the nine months ended September 30, 2017 was $42.96 per share.

In the nine months ended September 30, 2017, the Company granted RSUs that vest in equal annual installments over a three-year period, 2.8 million PBRSUs with a one-year performance period and cliff vesting following the completion of the performance period in February 2018 (one year from the annual incentive award cycle grant date) and 1.3 million PBRSUs with a three-year performance period. Over the respective performance period, the number of PBRSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount.

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Customer support and operations	$38	$21	$102	$61
Sales and marketing	36	21	97	59
Product development	64	34	168	102
General and administrative	54	31	147	91
Depreciation and amortization	3	2	8	4
Total stock-based compensation expense	$195	$109	$522	$317
Capitalized as part of internal use software and website development costs	$7	$4	$17	$10

Note 15 - Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2017 was 16% and 12%, respectively. The difference between our effective tax rate for these periods and the U.S. federal statutory rate of 35% in both periods was primarily the result of foreign income taxed at different rates.

In accordance with the new accounting guidance that we elected to early adopt effective January 1, 2017, we recognized income tax expense associated with intra-entity asset transfers that occurred during the three and nine months ended September 30, 2017.

Note 16 - Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of its existing global workforce. The total cost of this plan is expected to be approximately $40 million. The strategic reduction and timing of cash payments associated with this plan are expected to be substantially completed by the end of 2017.

The following table summarizes the restructuring costs recognized during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In millions)
Employee severance and benefits	$—	$40
Total	$—	$40

No restructuring costs were recognized during the three and nine months ended September 30, 2016.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2017:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2017	$—
Charges	40
Payments	(32)
Accrued liability as of September 30, 2017	$8

Note 17 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(58)	$(4)	$(39)	$3	$(98)
Other comprehensive income (loss) before reclassifications	(70)	4	9	—	(57)
Less: Amount of gain reclassified from accumulated other comprehensive income	(13)	—	—	—	(13)
Net current period other comprehensive income (loss)	(57)	4	9	—	(44)
Ending balance	$(115)	$—	$(30)	$3	$(142)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$100	$5	$(50)	$(3)	$52
Other comprehensive income (loss) before reclassifications	15	(4)	1	2	14
Less: Amount of gain reclassified from accumulated other comprehensive income	28	(1)	—	—	27
Net current period other comprehensive income (loss)	(13)	(3)	1	2	(13)
Ending balance	$87	$2	$(49)	$(1)	$39

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2017:

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(200)	4	38	2	(156)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	46	(1)	—	—	45
Net current period other comprehensive income (loss)	(246)	5	38	2	(201)
Ending balance	$(115)	$—	$(30)	$3	$(142)

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	99	14	4	(4)	113
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	69	(4)	—	—	65
Net current period other comprehensive income (loss)	30	18	4	(4)	48
Ending balance	$87	$2	$(49)	$(1)	$39

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
	2017	2016
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$(13)	$28	Net revenues
Unrealized losses on investments	—	(1)	Other income (expense), net
	$(13)	$27	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(13)	$27	Net income
The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
	2017	2016
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$46	$69	Net revenues
Unrealized losses on investments	(1)	(4)	Other income (expense), net
	$45	$65	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$45	$65	Net income

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

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, Paydiant, and TIO products, compose our proprietary Payments Platform.

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

The United Kingdom ("U.K.") held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("EU") (“Brexit”). The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations and uncertainty about the terms and impact of Brexit may continue to do so in the future. In March 2017, the U.K. government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the U.K.'s relationship with the EU. Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro.

We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. For the both three months ended September 30, 2017 and 2016, net revenues generated from our U.K. operations constituted 11% of total net revenues. For the nine months ended September 30, 2017 and 2016, net revenues generated from our U.K. operations constituted 11% and 12%, respectively, of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. For additional information on how Brexit could affect our business, see Part II, Item 1A—Risk Factors—“The United Kingdom’s departure from the EU could adversely affect us” in this Form 10-Q.

Overview of Results of Operations

The following table provides a summary of our consolidated GAAP financial measures for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages and per share data)
Net revenues	$3,239	$2,667	21%	$9,350	$7,861	19%
Operating expenses	2,816	2,319	21%	8,066	6,735	20%
Operating income	$423	$348	22%	$1,284	$1,126	14%
Operating margin	13%	13%	**	14%	14%	**
Income tax expense	$71	$37	92%	$161	$151	7%
Effective tax rate	16%	10%	**	12%	13%	**
Net income	$380	$323	18%	$1,175	$1,011	16%
Net income per diluted share	$0.31	$0.27	17%	$0.96	$0.83	16%
Net cash provided by operating activities	$1,006	$801	26%	$2,678	$2,235	20%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three months ended September 30, 2017 and 2016

Net revenues increased $572 million, or 21%, in the three months ended September 30, 2017 compared to the same period of the prior year driven primarily by growth in TPV (as defined below under "Net Revenues") of 30% compared to the same period of the prior year.

Total operating expenses increased $497 million, or 21%, in the three months ended September 30, 2017 compared to the same period of the prior year due primarily to increases in transaction expense, transaction and loan losses, and sales and marketing expenses.

Operating income increased $75 million, or 22%, in the three months ended September 30, 2017 compared to the same period of the prior year due to the increase in net revenues partly offset by the growth in operating expenses. Our operating margin was 13% in both the three months ended September 30, 2017 and 2016. Operating margin for the three months ended September 30, 2017 was negatively impacted by growth in transaction expense and transaction and loan losses, which increased 33% in the three months ended September 30, 2017 compared to net revenues, which increased 21% in the same period. These impacts were offset by operating efficiencies in our business.

Net income increased by $57 million, or 18%, in the three months ended September 30, 2017 compared to the same period of the prior year due primarily to the increase in operating income of $75 million, partly offset by an increase in income tax expense of $34 million, which was mainly impacted by a change in accounting guidance related to the timing of recognition of tax consequences of intra-entity transfers of assets and recognition of net excess tax benefits related to stock-based compensation in the condensed consolidated statement of income, and an increase in other income (expense), net of $16 million. For the three months ended September 30, 2017, our diluted net income per share was $0.31, a $0.04 increase compared to the same period of the prior year.

Nine months ended September 30, 2017 and 2016

Net revenues increased $1,489 million, or 19%, in the nine months ended September 30, 2017 compared to the same period of the prior year driven primarily by growth in TPV of 26% compared to the same period of the prior year.

Total operating expenses increased $1,331 million, or 20%, in the nine months ended September 30, 2017 compared to the same period of the prior year due primarily to increases in transaction expense, transaction and loan losses, sales and marketing, general and administrative and restructuring expenses.

Operating income increased $158 million, or 14%, in the nine months ended September 30, 2017 compared to the same period of the prior year due primarily to the increase in net revenues partly offset by the growth in operating expenses. Our operating margin was 14% in both the nine months ended September 30, 2017 and 2016. Operating margin was negatively impacted by growth in transaction expense and transaction and loan losses, which increased 30% in the nine months ended September 30, 2017, compared to net revenues which increased 19% in the same period, and restructuring expense of $40 million recognized in the nine months ended September 30, 2017. These impacts were offset by operating efficiencies in our business.

Net income increased by $164 million, or 16%, in the nine months ended September 30, 2017 compared to the same period of the prior year due to the increase in operating income of $158 million partly offset by an increase in income tax expense of $10 million, primarily due to discrete tax adjustments, and an increase in other income (expense), net of $16 million. For the nine months ended September 30, 2017, our diluted net income per share was $0.96, a $0.13 increase compared to the same period of the prior year.

Non-GAAP financial measures

The following table provides a summary of our consolidated non-GAAP financial measures for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages and per share data)
Non-GAAP operating income	$646	$490	32%	$1,948	$1,555	25%
Non-GAAP operating margin	20%	18%	**	21%	20%	**
Non-GAAP income tax expense	$114	$77	48%	$352	$278	27%
Non-GAAP net income	$560	$425	32%	$1,648	$1,313	26%
Non-GAAP net income per diluted share	$0.46	$0.35	31%	$1.35	$1.08	26%
Free cash flow	$841	$618	36%	$2,191	$1,718	28%
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

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In both the three months ended September 30, 2017 and 2016, we generated approximately 46% of our net revenues from customers domiciled outside of the United States ("U.S."). In the nine months ended September 30, 2017 and 2016, we generated approximately 46% and 47% of our net revenues from customers domiciled outside of the U.S., respectively. Other than the U.S., the U.K. was the only country where we generated more than 10% of total net revenues in the three and nine months ended September 30, 2017 and 2016. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our 2016 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.
We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges to help reduce the impact on earnings from foreign currency rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the three and nine months ended September 30, 2017 and September 30, 2016, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In millions)
Favorable (Unfavorable) impact to net revenues (exclusive of hedging impact)	$34	$(78)
Hedging impact	(13)	46
Favorable (Unfavorable) impact to net revenues	21	(32)
Favorable (Unfavorable) impact to operating expense	(20)	13
Net impact to operating income	$1	$(19)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(47)	$(119)
Hedging impact	28	69
Unfavorable impact to net revenues	(19)	(50)
Favorable impact to operating expense	15	56
Net impact to operating income	$(4)	$6

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the effects of this exposure.
Additionally, in connection with our services in multiple currencies, we generally set our foreign currency exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in Other income (expense), net, which are offset by the gains and losses on the foreign currency exchange contracts. These foreign exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

Financial Results

Net revenues

We earn revenue from the following types of transactions:

•
Transaction revenues: Net transaction fees charged to consumers and merchants primarily based on the volume of activity, or Total Payments Volume (“TPV”), processed through our Payments Platform. We define TPV as the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer are in different countries).

•
Other value added services: Net revenues derived principally from interest and fees earned on our PayPal Credit loans receivable portfolio, subscription fees, gateway fees, gain on sale of participation interests in certain consumer loans receivable and merchant working capital advances, revenue share we earn through partnerships, interest earned on certain PayPal customer account balances, fees earned through our Paydiant products and other services that we provide to consumers and merchants.

Net revenue analysis

The components of our net revenue for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Transaction revenues	$2,833	$2,314	22%	$8,181	$6,875	19%
Other value-added services	406	353	15%	1,169	986	19%
Net revenues	$3,239	$2,667	21%	$9,350	$7,861	19%

Transaction revenue grew by $519 million, or 22%, for the three months ended September 30, 2017. Transaction revenue grew by $1,306 million, or 19%, for the nine months ended September 30, 2017. The increase in transaction revenues in the three and nine months ended September 30, 2017 was due primarily to the growth in TPV, mainly from our PayPal and Braintree products.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Active customer accounts[1]	218	192	14%	218	192	14%
Number of payment transactions[2]	1,900	1,512	26%	5,407	4,374	24%
Payment transactions per active account[3]	32.8	30.2	9%	32.8	30.2	9%
Total TPV[4]	$114,045	$87,403	30%	$319,816	$254,666	26%
Percent of cross-border TPV	21%	22%	**	21%	22%	**
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
4 TPV is the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products.
** Not meaningful

Transaction revenues grew more slowly than both TPV and payment transactions for the three and nine months ended September 30, 2017 compared to the same periods in the prior year due to a higher portion of person-to-person ("P2P") transactions, primarily from our PayPal and Venmo products, from which we earn lower rates, foreign exchange hedging losses and the impact of acquisitions. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three and nine months ended September 30, 2017.

For the three months ended September 30, 2017, net revenues from other value-added services increased $53 million, or 15%, compared to the same period in the prior year. For the nine months ended September 30, 2017, net revenue from other value-added services increased $183 million, or 19%, compared to the same period in the prior year. Growth in net revenues from other value-added services in the three and nine months ended September 30, 2017 was due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. The total consumer and merchant loans and interest receivable balance as of September 30, 2017 and September 30, 2016 was $6.7 billion and $5.1 billion, respectively, reflecting a year-over-year increase of 31%.

Operating Expenses

The following table summarizes our operating expenses and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Transaction expense	$1,102	$830	33%	$3,153	$2,392	32%
Transaction and loan losses	363	271	34%	971	781	24%
Customer support and operations	346	325	6%	998	939	6%
Sales and marketing	278	233	19%	800	716	12%
Product development	240	215	12%	686	619	11%
General and administrative	293	261	12%	840	753	12%
Depreciation and amortization	194	184	5%	578	535	8%
Restructuring	—	—	**	40	—	**
Total operating expenses	$2,816	$2,319	21%	$8,066	$6,735	20%
Transaction expense rate[1]	0.97%	0.95%	**	0.99%	0.94%	**
Transaction and loan loss rate[2]	0.32%	0.31%	**	0.30%	0.31%	**
1 Transaction expense rate is calculated by dividing transaction expense by TPV.
2 Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV.
** Not meaningful

Transaction expense

Transaction expense increased by $272 million, or 33%, in the three months ended September 30, 2017 compared to the same period of the prior year. Transaction expense increased by $761 million, or 32%, in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in transaction expense in the three and nine months ended September 30, 2017 was primarily due to the increase in TPV of 30% and 26%, respectively, compared to the same periods in the prior year and higher assessments charged by payment processors and other financial institutions. The increase in our transaction expense rate for the three and nine months ended September 30, 2017 compared to the same period of the prior year was due primarily to higher assessments charged by payment processors and other financial institutions.

Our transaction expense rate is impacted by changes in funding mix and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three and nine months ended September 30, 2017 and 2016, approximately 2% of TPV was funded with PayPal Credit. For the three and nine months ended September 30, 2017 and 2016, approximately 44% and 45% of TPV was generated outside of the U.S., respectively. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and loan losses

The components of our transaction and loan losses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2017	2016		2017	2016
	(In millions, except percentages)
Transaction losses	$219	$157	39%	$575	$471	22%
Loan losses	144	114	26%	396	310	28%
Transaction and loan losses	$363	$271	34%	$971	$781	24%

Transaction losses increased by $62 million, or 39%, in the three months ended September 30, 2017 compared to the same period of the prior year. Transaction losses increased by $104 million, or 22%, in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in transaction losses in the three and nine months ended September 30, 2017 was primarily due to the increase in TPV compared to the same periods of the prior year. Transaction losses as a percentage of

TPV increased by one basis point in the three months ended September 30, 2017, and remained flat in the nine months ended September 30, 2017, in each case, compared to the same periods of the prior year.

Loan losses increased by $30 million, or 26%, in the three months ended September 30, 2017 and $86 million, or 28%, in the nine months ended September 30, 2017 compared to the same periods of the prior year due primarily to an increase in the loans receivable balance. The total consumer loans and interest receivable balance as of September 30, 2017 and September 30, 2016 was $5.9 billion and $4.5 billion, respectively, reflecting a year-over-year increase of 31%.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	September 30,	September 30,
	2017	2016
Weighted average U.S. consumer FICO scores(1)(2)	680	684
Percentage of loans receivable with FICO scores > 680(1)	50.6%	53.7%
Percentage of loans receivable with FICO scores < 599(1)	11.7%	8.9%
Percent of loans and interest receivable current	90.1%	89.9%
Percent of loans and interest receivable > 90 days outstanding	4.1%	4.2%
Net charge off rate(3)	6.4%	6.0%
(1) Excludes certain outstanding consumer loans outside of the U.S., for which no FICO scores are available, with an outstanding balance of $215 million and $94 million at September 30, 2017 and September 30, 2016, respectively.
(2) Prior period revised to conform to the current period presentation.
(3) Net charge off rate is the annualized ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer credit products to certain small and medium-sized merchants that are existing users of our other payment services through our PayPal Working Capital product. Total PayPal Working Capital advances and fees receivable ("merchant receivables") outstanding as of September 30, 2017, net of participation interest sold, were $660 million, excluding receivables acquired from Swift Financial. Total merchant receivables outstanding as of September 30, 2016 were $581 million, representing a year-over-year increase of 14% which we believe is due primarily to the increase in the availability of our credit products domestically and internationally. To assess a merchant who wishes to obtain a PayPal Working Capital advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the principal balance and fixed fee related to the working capital advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital advances, we assess a participating merchant’s PRM score on a recurring basis. At September 30, 2017 and September 30, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 631 and 633, respectively.

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

The following table provides information regarding the credit quality of our merchant receivables:

	September 30,	September 30,
	2017	2016
Percentage of Merchant Receivables with PRM scores > 610	69.5%	72.1%
Percentage of Merchant Receivables with PRM scores < 525	13.3%	11.4%
Percent of Merchant Receivables within original expected repayment period	84.1%	83.8%
Percent of Merchant Receivables > 90 days outstanding after the end of original expected repayment period	6.8%	6.9%

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans. For additional information, see "Note 10—Loans and Interest Receivable, Net" in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses increased by $21 million, or 6%, in the three months ended September 30, 2017 compared to the same period of the prior year. Customer support and operations expenses increased by $59 million, or 6%, in the nine months ended September 30, 2017 compared to the same period in the prior year. The increase in the three and nine months ended September 30, 2017 was due primarily to an increase in network infrastructure expenses and contractor and employee related expenses to support the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform.

Sales and marketing

Sales and marketing expenses increased by $45 million, or 19%, in the three months ended September 30, 2017 compared to the same period of the prior year. Sales and marketing expenses increased by $84 million, or 12%, in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2017 was due primarily to higher spend on external marketing campaigns and higher employee related expenses.

Product development

Product development expenses increased by $25 million, or 12%, in the three months ended September 30, 2017 compared to the same period of the prior year. Product development expenses increased by $67 million, or 11%, in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2017 was due primarily to an increase in employee related expenses.

General and administrative

General and administrative expenses increased by $32 million, or 12%, in the three months ended September 30, 2017 compared to the same period of the prior year. General and administrative expenses increased by $87 million, or 12%, in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2017 was due primarily to an increase in employee related expenses, professional expenses and continued investments in our compliance programs.

Depreciation and amortization

Depreciation and amortization expenses increased by $10 million, or 5%, in the three months ended September 30, 2017 compared to the same period of the prior year. Depreciation and amortization expenses increased by $43 million, or 8%, in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2017 was due primarily to additional depreciation expense associated with investments in our technology platforms partly offset by lower amortization expense related to acquired intangible assets.

Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of the existing global workforce. Restructuring expenses were $40 million in the nine months ended September 30, 2017. No restructuring expenses were recognized in the three months ended September 30, 2017 or the three and nine months ended September 30, 2016. The restructuring is expected to be substantially completed by the end of 2017. The reduction in expense resulting from the workforce reduction is expected to be offset by the Company's reinvestment back into the business to drive additional growth.

Income Tax Expense

Our effective income tax rate was 16% and 10% for the three months ended September 30, 2017 and 2016, respectively. The increase in our effective income tax rate was due primarily to discrete tax adjustments, including the net effect of timing of recognition of income tax expenses associated with intra-entity asset transfers due to the adoption of new accounting guidance effective January 1, 2017, partially offset by the accounting for tax benefits related to stock-based compensation.

Our effective income tax rate was 12% and 13% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in our effective income tax rate was due primarily to the impact of adopting new accounting guidance related to the accounting for tax benefits pertaining to stock-based compensation, partially offset by discrete tax adjustments.

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

The following table provides reconciliations of our condensed consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except percentages)
GAAP operating income	$423	$348	$1,284	$1,126
Stock-based compensation expense and related employer payroll taxes	197	110	538	328
Amortization of acquired intangible assets	26	32	71	101
Restructuring	—	—	40	—
Other(1)	—	—	15	—
Total non-GAAP operating income adjustments	223	142	664	429
Non-GAAP operating income	$646	$490	$1,948	$1,555
Non-GAAP operating margin	20%	18%	21%	20%
(1) Impairment of investment in intellectual property fund.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except percentages and per share data)
GAAP income before income taxes	$451	$360	$1,336	$1,162
GAAP income tax expense	71	37	161	151
GAAP net income	380	323	1,175	1,011
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	223	142	664	429
Other(1)	23	—	23	—
Tax effect of non-GAAP adjustments	(66)	(40)	(214)	(127)
Non-GAAP net income	$560	$425	$1,648	$1,313

Non-GAAP net income per diluted share	$0.46	$0.35	$1.35	$1.08
Shares used in non-GAAP diluted share calculation	1,223	1,214	1,218	1,218

GAAP income tax expense	$71	$37	$161	$151
Tax effect of non-GAAP adjustments	66	40	214	127
Non-GAAP income tax expense	$137	$77	$375	$278

GAAP effective tax rate	16%	10%	12%	13%
Tax effect of non-GAAP adjustments to net income	1%	5%	6%	4%
Non-GAAP effective tax rate	17%	15%	18%	17%
(1) Tax expense related to intra-entity transfer of intellectual property.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net cash provided by operating activities	$1,006	$801	$2,678	$2,235
Less: Purchases of property and equipment	(165)	(183)	(487)	(517)
Free cash flow	$841	$618	$2,191	$1,718

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investments as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Cash, cash equivalents and investments(1)(2)	$6,972	$6,447
(1) Excludes assets related to customer accounts of $17.2 billion and $14.4 billion at September 30, 2017 and December 31, 2016, respectively.
(2) Excludes total restricted cash of $83 million and $17 million at September 30, 2017 and December 31, 2016, respectively, and cost method investments of $83 million and $50 million as of September 30, 2017 and December 31, 2016, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) were $5.8 billion as of September 30, 2017 and $5.0 billion at December 31, 2016, or 83% and 78% of our total cash, cash equivalents and investments as of those respective dates.

In July 2015, we entered into a credit agreement ("Credit Agreement") that provides for an unsecured $2.0 billion five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the Credit Agreement are guaranteed by our subsidiary PayPal, Inc. (the "Guarantor"). We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided that we and the Guarantor guarantee all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

As of September 30, 2017, we had $800 million of borrowings outstanding under the Credit Agreement at an interest rate of 2.36% (one month LIBOR plus a margin of 1.125%). Accordingly, at September 30, 2017, $1.2 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowings.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2017, we had a total of $3.0 billion in cash withdrawals offsetting our $3.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio, including, but not limited to, commercial banks, securitization markets, private equity firms and sovereign wealth funds. Consistent with this strategy, in March 2016, as approved by management and our Luxembourg banking subsidiary's Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. These funds are classified as cash and cash equivalents in our condensed consolidated balance sheet and represent approximately 15% of European customer balances potentially available for corporate use by us at September 30, 2017 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

As of September 30, 2017, we were rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing costs, including the interest rate on loans under our Credit Agreement.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in the programs and modifications to the programs resulting from changes to regulatory requirements. For the periods presented in the condensed consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.19% and 0.18% of TPV. Historical trends may not be an indication of future results.

In January 2016, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice. During the nine months ended September 30, 2017, we repurchased approximately $706 million of our common stock under our stock repurchase program authorized in January 2016. No activity has occurred under our stock repurchase program authorized in April 2017. As of September 30, 2017, a total of approximately $5.3 billion remained available for future repurchases of our common stock under our stock repurchase programs.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2016 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 11—Commitments, Contingencies and Notes Payable” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, such as commercial banks, private equity firms, and sovereign wealth funds, will be sufficient to fund our operating activities, anticipated capital expenditures, and PayPal Credit products for the foreseeable future.

Cash Flows

The following table summarizes our condensed consolidated statement of cash flows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$2,678	$2,235
Investing activities	(4,400)	(3,170)
Financing activities	2,427	895
Effect of exchange rates on cash and cash equivalents	35	16
Net increase/(decrease) in cash and cash equivalents	$740	$(24)

Operating Activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and loan losses and actual cash transaction losses incurred, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization and stock-based compensation. The cash impact from actual transaction losses incurred during a period is reflected as a negative impact to changes in other assets and liabilities in cash from operating activities. The expenses recognized during the period for provision for loan losses are estimates of probable incurred losses on our PayPal Credit products for which the receivable has not been charged off. Actual charge offs of receivables related to our PayPal Credit products are reflected as a reduction in changes in principal loans receivable which are reflected as investing activities and thus have no impact on cash from operating activities.

We generated cash from operating activities of $2.7 billion in the nine months ended September 30, 2017 due primarily to operating income of approximately $1.3 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.1 billion during the nine months ended September 30, 2017. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $971 million during the nine months ended September 30, 2017. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $596 million primarily related to actual cash transaction losses incurred during the period.

We generated cash from operating activities of $2.2 billion in the nine months ended September 30, 2016 due primarily to operating income of $1.1 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $812 million during the nine months ended September 30, 2016. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $781 million during the nine months ended September 30, 2016. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $469 million primarily related to actual transaction losses paid during the period.

Cash paid for income taxes in the nine months ended September 30, 2017 and 2016 was $88 million and $43 million, respectively.

Investing Activities

The net cash used in investing activities of $4.4 billion in the nine months ended September 30, 2017 was due primarily to purchases of investments of $14.2 billion, changes in principal loans receivable, net of $1.2 billion, increase in funds receivable from customers and customer accounts of $1.2 billion, acquisitions, net of cash acquired of $323 million, and purchases of property and equipment of $487 million. These net cash outflows were offset by maturities and sales of investments of $13.0 billion.

The net cash used in investing activities of $3.2 billion in the nine months ended September 30, 2016 was due primarily to purchases of investments of $17.0 billion, changes in principal loans receivable, net of $884 million and purchases of property and equipment of $517 million. These net cash outflows were partially offset by maturities and sales of investments of $14.6 billion and decreases in funds receivable from customers and customer accounts of $620 million, due in part to classifying $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents.

Financing Activities

The net cash provided by financing activities of $2.4 billion in the nine months ended September 30, 2017 was due primarily to increase in funds payable and amounts due to customers of $2.6 billion and borrowings of $800 million, partially offset by repayment of a loan of $170 million assumed in connection with our acquisition of Swift Financial, the repurchase of $706 million of our common stock under our January 2016 stock repurchase program and tax withholdings related to net share settlement of equity awards of $140 million.

The net cash provided by financing activities of $895 million in the nine months ended September 30, 2016 was due primarily to increases in funds payable and amounts due to customers of $1.9 billion, partially offset by the repurchase of $945 million of our common stock under our January 2016 stock repurchase program.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment. Free cash flow was $2.2 billion in the nine months ended September 30, 2017, representing an increase of $473 million from the same period of the prior year. The increase in free cash flow during the period was primarily due to higher cash generated from operating activities of $443 million and lower purchases of property and equipment of $30 million as compared to the same period of the prior year. Free cash flow generated during the nine months ended September 30, 2017 was used for repurchasing our common stock under our stock repurchase programs, funding our credit portfolio and general business purposes.

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash

The effect of foreign currency exchange rates on cash and cash equivalents during the nine months ended September 30, 2017 and September 30, 2016 was a favorable impact of $35 million and $16 million, respectively, due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2017 and December 31, 2016, approximately 33% and 25% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers. On July 17, 2015, we entered into a $2 billion senior unsecured credit facility maturing in 2020. Borrowings under the revolving credit facility, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. As of September 30, 2017, we had $800 million of borrowings outstanding under the Credit Agreement at an interest rate of 2.36% (one month LIBOR plus a margin of 1.125%).

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at September 30, 2017 and December 31, 2016.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2017 and December 31, 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $445 million and $341 million lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2017 and December 31, 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $445 million and $341 million higher, respectively.

We have an additional foreign exchange management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in Other income (expense), net, which are offset by the gains and losses on the foreign exchange contracts.

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $302 million and $160 million at September 30, 2017 and December 31, 2016, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of September 30, 2017 would have positively impacted income before income taxes by approximately $226 million, resulting in a net negative impact of approximately $76 million. Foreign currency exchange contracts in place as of December 31, 2016 would have positively impacted income before income taxes by approximately $128 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of September 30, 2017 and December 31, 2016, our cost method investments totaled $83 million and $50 million, respectively, which represented approximately 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

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

(b) Changes in internal controls. Except as discussed below, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2017, we completed the implementation of a customer and transaction sub-ledger within our enterprise resource planning system. As a result of this implementation, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Part II, Item 1A—Risk Factors—"Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business" in this Form 10-Q.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The information set forth under “Note 11—Commitments, Contingencies and Notes Payable—Litigation and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive and time-consuming. If we fail to timely and successfully implement new information systems and technologies or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as expected, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations and financial condition.

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

Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impacts key aspects of our business, please see Item 1 “Business-Government Regulation” in our 2016 Form 10-K. In addition, some of the risks relating to government regulation and oversight of our business are discussed in Item 1A “Risk Factors” in our 2016 Form 10-K under a risk factor captioned “Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations”. The information appearing below, including under the captions “Consumer Protection” and “Privacy and Protection of User Data” supplements and supersedes the information appearing under the introductory paragraphs and the same captions in that risk factor in our 2016 Form 10-K but it does not supersede any of the other information in that risk factor. Accordingly, for additional information regarding some of the risks resulting from government regulation and oversight of our business, please also see the information under the other captions in that risk factor in our 2016 Form 10-K.

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

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; increase regulatory scrutiny of our business; restrict our operations; force us to change our business practices, make product or operational changes or delay planned product launches or improvements. The foregoing could, individually or in the aggregate, expose us to significant liability, impose significant costs, require us to expend substantial resources, increase the cost and complexity of compliance, damage our brands and business, make our products and services less attractive, result in the loss of customers, limit our ability to grow the business, adversely affect our results of operations, and harm our reputation. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws, and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

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

In October 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. In April 2017, the CFPB delayed the effective date of the final rule on prepaid accounts by six months, to April 1, 2018, and indicated that it would review, among other issues, the linking of credit cards to digital wallets that are capable of storing funds. On June 15, 2017, the CFPB released proposed changes to its final rule. We are evaluating the rule (including the proposed changes) and its requirements. Implementation of the rule could require us to make substantial changes to our business practices and the design of certain products, allocate additional resources, and increase our costs, which could negatively affect our business.

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

War, terrorism, geopolitical uncertainties, public health issues, natural disasters, and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global or regional basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries or requests, and other proceedings involving competition and antitrust law, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, escheatment of unclaimed or abandoned property, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to Internet and mobile commerce, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws, rules and regulations.

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

Acquisitions, joint ventures, strategic investments, and other strategic transactions are important elements of our overall corporate strategy. In July 2017, we announced the completion of our acquisition of TIO Networks Corp., a multi-channel bill payments processor, and in September 2017, we announced the completion of our acquisition of Swift Financial Corporation, a provider of working capital solutions to small businesses in the U.S. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as joint ventures, strategic investments, and commercial and strategic partnerships. These transactions may involve significant challenges and risks, including:

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

There are risks associated with our indebtedness.

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on outstanding or future debt. These risks could adversely affect our financial condition and results of operations.

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

The stock repurchase activity under our January 2016 stock repurchase program during the nine months ended September 30, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Period ended January 31, 2017	—	—	—	—
Period ended February 28, 2017	7.6	$42.11	$320	(320)
Period ended March 31, 2017	4.6	$42.82	$197	(197)
Authorization of additional plan in April 2017				5,000
Period ended April 30, 2017	—	$—	$—	—
Period ended May 31, 2017	1.8	$49.41	$89	(89)
Period ended June 30, 2017	—	$—	$—
Period ended July 31, 2017	0.1	$58.96	3	(3)
Period ended August 31, 2017	1.5	$59.35	90	(90)
Period ended September 30, 2017	0.1	$61.48	7	(7)
Balance as of September 30, 2017	15.7		$706	$5,299
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

No activity has occurred under the April 2017 stock repurchase program.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit 10.01+	Letter Agreement dated August 22, 2017 between Tomer Barel and PayPal Holdings, Inc.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+   Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	October 24, 2017
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Executive Vice President, Chief Financial Officer
Date:	October 24, 2017
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	October 24, 2017