Form 10-K
period 2017-12-31
PayPal Holdings, Inc.
filed 2018-02-07
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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
Yes [x]    No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [x]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  [ ]    No  [x]
As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $64.5 billion based on the closing sale price as reported on the NASDAQ Global Select Market.
As of February 2, 2018, there were 1,200,160,405 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Presentation of Information
On July 17, 2015, PayPal Holdings, Inc. (“PayPal Holdings”) became an independent publicly traded company through the pro rata distribution by eBay (defined below) of 100% of the outstanding common stock of PayPal Holdings to eBay’s stockholders (which we refer to as the “separation” or the “distribution”). For additional information, see “Business—Separation from eBay Inc.” To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc., which ultimately became the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to our separation from eBay, the consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that were historically held at the eBay corporate level, but were specifically identifiable and attributable to the payments business, and references to our “Payments Platform” mean our combined payment solution capabilities, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products.
References in this Annual Report on Form 10-K to “eBay” refer to eBay Inc., a Delaware corporation, and its consolidated subsidiaries, which prior to the separation and distribution, but not after such date, included the business and operations of PayPal.
Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, Braintree, Venmo, and Xoom, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K is, to PayPal’s knowledge, owned by such other company.

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

We operate a two-sided proprietary global technology platform that links our customers, which consist of both merchants and consumers, around the globe to facilitate the processing of payment transactions, allowing us to connect millions of merchants and consumers worldwide. We offer our customers the flexibility to use their account to both purchase and receive payment for goods and services, as well as to transfer and withdraw funds. We enable consumers to more safely exchange funds with merchants using a variety of funding sources, which may include a bank account, a PayPal account balance, a PayPal Credit account, a credit or debit card or other stored value products such as coupons and gift cards. Our PayPal, Venmo and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds. We help merchants connect with their customers and manage risk. We enable consumers to engage in cross-border shopping and merchants to extend their global reach while reducing the complexity and friction involved in enabling overseas and cross-border trade.

We generate revenues by charging fees for providing transaction processing and other payment-related services based primarily on the volume of activity processed through our Payments Platform. We generally do not charge consumers to fund or draw from their accounts; however, we generate revenue from consumers on fees charged for foreign currency exchange. We also earn revenue by providing value added services to consumers and merchants, such as our PayPal Credit and gateway services. Our gateway services, which include our Payflow Gateway services and Braintree Gateway services, provide the technology that links a merchant’s website to its processing network and merchant account and enable merchants to accept payments online with credit or debit cards.

Strategy

Our ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with Internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate new methods of payment that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•
Growing our core: through expanding our global capabilities, customer base and scale, increasing our customers' use of our products and services by better addressing their everyday needs related to accessing, managing and moving money and expanding the adoption of our solutions by new merchants and consumers;

•
Expanding our value proposition for customers: by focusing on trust and simplicity, providing risk management and insights from our two-sided Payments Platform and being technology and platform agnostic;

•
Extending through strategic partnerships: by building new strategic partnerships to provide better experiences for our customers, offering greater choice and flexibility, acquiring new customers and reinforcing our role in the ecosystem; and

•	Seeking new areas of growth: through new international markets around the world and focusing on innovation both in the digital and the physical world.

Key Performance Metrics

2017 Key Performance Metrics

Expanding Our Base:
Active Customer Accounts of **227 Million** — **Up 15%** from 2016

Driving Customer Engagement:
7.6 Billion Payment Transactions — **Up 24%** from 2016

Gaining Share:
$451 Billion in Total Payment Volume — **Up 27%** from 2016

We measure the relevance of our products to our customers, and therefore the success of our business, through active customer accounts, payment volume and payment transactions:

Active Customer Accounts: An active customer account is a registered account that successfully sent or received at least one payment or payment reversal through our Payments Platform, excluding transactions processed through our gateway and Paydiant products, in the past 12 months. As of December 31, 2017, we had approximately 227 million active customer accounts across more than 200 markets. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer our services. A country, territory or protectorate is identified by a distinct set of laws and regulations.

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

Our Strengths

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•
Two-sided Platform - our platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into customer behavior through our data. Our platform provides for simple digital and mobile transactions while being both brand and technology agnostic.

•
Scale - our global scale allows us to drive organic growth. As of December 31, 2017, we had 227 million active customer accounts, which included 18 million active merchant accounts. In 2017, we processed $451 billion of TPV in more than 200 markets around the world.

•	Brand - we have built a well-recognized and trusted brand. Our marketing efforts play an important role in building brand visibility, usage and overall preference among customers.

•
Risk Management - our risk management system and tokenization usage are designed to keep our customers safe and to ensure we process legitimate transactions around the world, while reducing illegal, high-risk, or fraudulent transactions.

•	Regulatory - we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and support business growth.

Technology

Our Payments Platform utilizes a combination of proprietary technologies and services as well as technologies and services provided by third parties to efficiently and securely facilitate transactions between millions of merchants and consumers worldwide across different channels, markets and networks. Our Payments Platform connects with financial institutions around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our Payments Platform can send payments in more than 200 markets across the globe and in more than 100 currencies, withdraw funds to their bank accounts in 56 currencies and hold balances in their PayPal accounts in 25 currencies.

A transaction on our Payments Platform can involve multiple participants in addition to us including a merchant, a consumer and the consumer’s funding source provider. We have developed intuitive user interfaces, customer tools on our Payments Platform, transaction processing, and database and network applications that help our customers utilize our suite of products and services. Our Payments Platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust applications to our global ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ financial information.

The technology infrastructure supporting our Payments Platform simplifies the storage and processing of large amounts of data, and facilitates the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our Payments Platform incorporates multiple layers of protection, both for continuity and system redundancy purposes and to help address cybersecurity challenges. We engage in multiple efforts to protect our technology infrastructure and Payments Platform against these challenges, including regularly testing our systems to address potential vulnerabilities. We strive to continually improve our technology infrastructure and Payments Platform to enhance the customer experience and to increase efficiency, scalability and security.

Merchant and Consumer Payment Solutions

Our combined payment solution capabilities offer our merchants and consumers a broad range of products and services, enabling our merchants to safely and simply receive payments from their customers while allowing our consumers to make seamless transactions across different markets and networks.

We partner with our merchants to help grow and expand their businesses by improving sales conversion, providing global reach, offering alternative payment methods, reducing losses through proprietary protection programs and leveraging data analytics. Merchants can onboard quickly with PayPal and are not required to invest in new or specialized hardware. For our standard service, we do not charge merchants setup or recurring fees. We offer access to credit products for certain small and medium-sized merchants through PayPal Working Capital and, with the recent acquisition of Swift Financial Corporation ("Swift"), other business loan products. Our PayPal Working Capital product allows businesses to borrow a certain percentage of their annual payment volume processed by PayPal for a fee. Our Swift business loan products provide businesses with access to short-term business financing based on an evaluation of both the applying business as well as the business owner. We believe that our business financing offerings allow us to deepen our engagement with our small and medium-sized business merchants by providing them with access to capital to grow their business that they may not otherwise be able to effectively or efficiently access from traditional banks or other lending providers. Our recent acquisition of Swift also enables us to enhance our underwriting capabilities and strengthen our business financing offerings, helping us to deepen relationships with our existing merchants and expand services to new merchants.

PayPal is a popular form of payment for mobile commerce, and our business has grown with the increased adoption of mobile devices. We believe our Braintree products strengthen our position in mobile payments and extend our coverage to a new class of retailers and service providers that offer their services primarily through mobile applications. Through a single Braintree integration, a merchant can begin accepting payments with credit or debit cards, PayPal, Android Pay, Apple Pay, Samsung Pay and other payment solutions. We also offer gateway services, including our Payflow Gateway services and Braintree Gateway services, that enable merchants to accept payments online with credit or debit cards. Our gateway services provide the payment gateway technology that links a merchant’s website to its processing network and enable merchants to accept payments online with credit and debit cards.

We focus on providing affordable consumer products intended to democratize the management and movement of money. We offer our customers the flexibility to use their account to both purchase and receive payment for goods and services, as well as transfer and withdraw funds. We enable consumers to more safely exchange funds with merchants using a variety of financial resources, which may include a bank account, a PayPal account balance, a PayPal Credit account, a credit or debit card or other stored value products such as coupons and gift cards. We generally do not charge consumers to fund or draw from their accounts. We generate revenue from consumers on fees charged for foreign currency exchange and on interest and fees from our PayPal Credit product. We offer our PayPal Credit product to consumers as a potential funding source at checkout. Once a consumer is approved for credit, PayPal Credit is made available as a funding source in their account. We believe that our consumer credit products allow us to increase engagement with both consumers and merchants on our two-sided network as well as differentiate ourselves from rival payment processors by helping merchants drive incremental sales through products like PayPal Credit. We are responsible for all servicing functions related to all of our credit products. In the U.S., credit originated through our PayPal Credit, PayPal Working Capital and Swift business loan products is currently extended through third-party financial institutions, from whom we purchase the related receivables. For our consumer and merchant credit products outside the U.S., we extend credit through certain international PayPal subsidiaries.

During the fourth quarter of 2017, we expanded our strategic consumer credit relationship with Synchrony Financial ("Synchrony") and agreed to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Following the closing of this transaction, which is expected to occur in the third quarter of 2018, Synchrony Bank will become the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. and we will no longer hold any participation interest in the receivables generated through the program (other than charged off receivables).

We offer consumers person-to-person (“P2P”) payment solutions through our PayPal, Venmo and Xoom products. PayPal continues to drive the majority of our total P2P volumes, enabling both domestic and international P2P transfers across our Payments Platform. Our Venmo app in the U.S. is a leading mobile application used to move money between friends and family. Xoom is an international money transfer service that enables our customers to send money to, pay bills for and send prepaid mobile phone reloads for family and friends around the world in a secure, fast and cost-effective way, using their mobile device or personal computers. P2P is a significant customer acquisition channel with network effects that helps us to establish relationships with potential PayPal users by allowing them to join our Payments Platform at the time of making or receiving P2P payments, which drives organic growth.

Protecting Merchants and Consumers

Protecting merchants and consumers on our Payments Platform from financial and data loss is imperative to successfully competing in the payments industry and sustainably growing our business. Fraudulent activities, such as account takeover, identity theft and counterparty malicious activities, represent a significant and growing risk to merchants and consumers, as well as their payment partners. We provide merchants and consumers with protection programs on most purchase transactions completed through our Payments Platform, except for transactions using our gateway and Paydiant products. We believe that these programs, which protect both merchants and consumers from financial and data loss due primarily to fraud and counterparty non-performance, are generally much broader than similar protections provided by other participants in the payments industry. Many payment providers do not offer merchant protection in general, and those that do generally do not provide protection for online or card not present transactions. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that they would not incur if they used our payments services. We also provide consumer protection against losses on qualifying purchases and accept claims for 180 days post transaction in the markets that we serve. We believe that this protection is generally consistent with, or better than, that offered by other payments providers. We believe that as a result of these programs, consumers can be confident that they will only be required to pay if they receive the product in the condition as described, and merchants can be confident that they will receive payment for the product that they are delivering to the customer.

Our ability to protect both consumers and merchants is based largely on our proprietary end-to-end payments platform and our ability to leverage the data we collect on both sides of the transactions on our two-sided network (i.e., from buyers and sellers, and from senders and receivers of payments). We believe mobile devices will continue to play a significant and increasing role in commerce, including by creating the opportunities to make our ecosystem safer. For example, PayPal is able to use location data from mobile devices and growing protection for the mobile operating environment to reduce risk to merchants and consumers. Our ongoing investment in systems and processes, designed to enhance the safety and security of our products, reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

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
We compete primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers with our two-sided platform;

•	ability to show merchants that they may achieve incremental sales by offering our end-to-end services;

•
consumer confidence in safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or the party they are paying;

•	simplicity of our fee structure;

•	ability to develop products and services across multiple commerce channels, including mobile payments, credit products and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition and preference;

•	website, mobile platform and application onboarding, ease-of-use, speed, availability, and dependability;

•	the technology and payment agnostic nature of our Payments Platform;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools such as our application programming interfaces and software development kits.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “Substantial and increasingly intense competition worldwide in the global payments industry may harm our business” for further discussion of the potential impact of competition on our business.

Research and Development

Total research and development expense was $953 million, $834 million and $792 million in 2017, 2016 and 2015, respectively.

Intellectual Property

The protection of our intellectual property, including our trademarks (particularly those covering the PayPal name), patents, copyrights, domain names, trade dress and trade secrets is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We have routinely entered into confidentiality and invention assignment agreements with our employees and contractors and non-disclosure agreements with parties with whom we conduct business to control access to and limit disclosure of our proprietary information.

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

Government Regulation

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. Non-compliance with laws and regulations, increased penalties and enforcement actions related to non-compliance, changes in laws and regulations, or their interpretation, and the enactment of new laws and regulations applicable to us could have a material adverse impact on our business, results of operations and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets we operate.

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. holds licenses to operate as a money transmitter (or its equivalent), which, among other things, subjects PayPal, Inc. to reporting requirements, bonding requirements, limitations on the investment of customer funds and inspection by state regulatory agencies. Outside the U.S., we provide localized versions of our service to customers through various foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the Australian Securities and Investment Commission, the Monetary Authority of Singapore, the Reserve Bank of India, and the Central Bank of Russia have asserted jurisdiction over some or all of our activities in country. This list is not exhaustive, as there are numerous other regulatory agencies that have or may assert jurisdiction over our activities. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Banking Agency Supervision. We serve our customers in the European Union through PayPal (Europe) S.à.r.l. et Cie, SCA, a wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg by the CSSF. Consequently, we must comply with rules and regulations of the banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting and inspection. We also are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by these financial institutions’ regulators.

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

Anti-Money Laundering and Counter-Terrorist Financing. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Our AML program is designed to prevent our payment network from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in other countries. Our AML compliance program, overseen by our AML/Bank Secrecy Act Officer, is composed of policies, procedures and internal controls, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

Interchange Fees. Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the European Union ("EU"), the Multilateral Interchange Fee (“MIF”) Regulation caps credit and debit interchange fees for cards payments and provides for business rules to be complied with by any company dealing with card transactions, including PayPal. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

Data Protection and Information Security. Aspects of our operations or business are subject to privacy and data protection regulation in the United States ("U.S."), the EU and elsewhere. For example, the EU has adopted a comprehensive General Data Protection Regulation (the "GDPR"), which comes into effect in May 2018 and expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. In the United States, we are subject to information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program and in Europe, the operations of our Luxembourg bank are subject to information safeguarding requirements under the Luxembourg Banking Act, among other laws. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection. In addition, the interpretation and application of these privacy and data protection laws in the United States, Europe and elsewhere are often uncertain and in a state of flux.

Anti-Corruption. PayPal is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar anti-corruption laws in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, accepting or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.

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

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2017, 2016 or 2015 accounted for more than 30% of annual net revenue.

Financial Information About Segments

We operate in one business segment and have one reportable segment. See “Note 11—Segment and Geographical Information” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information including certain financial information about our operations in the U.S. and internationally. Additionally, please see the information in “Item 1A. Risk Factors” under the caption “Our international operations are subject to increased risks, which could harm our business,” which describes risks associated with our foreign operations.

Employees

As of December 31, 2017, we employed approximately 18,700 people globally, of whom approximately 10,600 were located in the U.S. We consider our relationship with our employees to be good.

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

Available Information

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at http://investor.paypal-corp.com. From time to time, we may use our investor relations site and other online and social media channels, including our PayPal Stories Blog (https://www.paypal.com/stories/us), Twitter handle (@PayPal), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/), YouTube channel (https://www.youtube.com/paypal), Dan Schulman's LinkedIn profile (https://www.linkedin.com/in/dan-schulman/) and Dan Schulman's Facebook profile (https://www.facebook.com/DanSchulmanPayPal/) to disclose material non-public information and comply with our disclosure obligations under Regulation Fair Disclosure. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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

The global payments industry is highly competitive, and we compete against a wide range of businesses, some of which are larger than we are, have a dominant and secure position, or offer other products and services to consumers and merchants that we do not offer. The global payments industry is rapidly changing, highly innovative and increasingly subject to regulatory scrutiny. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition may also intensify as businesses against which we compete or merchants enter into business combinations and alliances, and established companies in other segments expand to become competitive with our business.

We compete against a wide range of businesses with varying roles in all forms of payments, including:

•	paper-based transactions (principally cash and checks);

•	providers of traditional payment methods, particularly credit and debit cards and Automated Clearing House transactions (in particular, well-established banks);

•	payment networks which facilitate payments for credit card users;

•
providers of “digital wallets” which offer customers the ability to pay online and/or in-store through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment cards;

•
providers of mobile payments solutions that use tokenized card data approaches and contactless payments (e.g., near field communication ("NFC") or host card emulation functionality) to eliminate the need to swipe or insert a card or enter a personal identification number or password;

•
payment-card processors that offer their services to merchants, including for “card on file” payments where the merchant invites the consumer to select a payment method for their first transaction and to use the same payment method for subsequent transactions;

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

We often partner with many of these businesses and we consider the ability to continue establishing these partnerships as important to our business. Competition for relationships with these partners is intense and there can be no assurance that we will be able to continue to establish, grow or maintain these partner relationships.

We also face competition and potential competition from:

•	service providers that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit;

•	issuers of stored value targeted at online payments;

•	other global online and mobile payment-services providers;

•	other providers of online and mobile account-based payments;

•	services targeting users of social networks and online gaming, including those offering social commerce and peer-to-peer payments;

•	mobile payment services between bank accounts;

•	payment services enabling banking customers to send and receive payments through their bank account, including through immediate or real-time payments systems;

•	ecommerce services that provide special offers linked to a specific payment provider;

•	services that help merchants accept and manage virtual currencies; and

•	electronic funds transfer services as a method of payment for both online and offline transactions.

Some of these competitors have larger customer bases, volume, scale, resources, and market share than we do, which may provide significant competitive advantages. Some of our competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements. They may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative programs, products and services that adversely impact our growth.

We compete primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers;

•	ability to demonstrate that merchants will achieve incremental sales by offering PayPal services;

•
consumer confidence in safety and security of transactions on our Payments Platform, including the ability for consumers to use PayPal products and services without sharing their financial information with the merchant or the party they are paying;

•	simplicity of our fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use, speed, availability, and dependability;

•	the technology- and payment-agnostic nature of our Payments Platform;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools, such as our application programming interfaces and software development kits.

If we are not able to differentiate our products and services from those of our competitors, drive value for our customers, or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors.

Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter, which may result in significant fluctuations in our operating results that could adversely affect our business, financial condition, results of operations, and cash flows, as well as the trading price of our common stock.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter. As a result, our operating and financial results have varied on a quarterly basis during our operating history, and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock may decline significantly as a result of the factors described in this paragraph.

Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic events and conditions may result in consumers and businesses postponing or lowering spending in response to tighter credit, higher unemployment, financial market volatility, fluctuations in foreign currency exchange rates and interest rates, government austerity programs, negative financial news, declines in income or asset values, and other factors. These and other global and regional economic events and conditions could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our Payments Platform. In addition, any financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility or distress in the fixed income, credit, currency and equity markets, which could have a material adverse impact on our business.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including developments in payment card tokenization, mobile, social commerce (i.e., ecommerce through social networks), authentication, virtual currencies (including distributed ledger technologies), and NFC and other proximity payment devices, such as contactless payments. We cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, and nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, or from an existing PayPal account balance or through our PayPal Credit products. Our financial success is sensitive to changes in the rate at which our consumers fund payments using credit and debit cards (collectively, “payment cards”), which can significantly increase our costs. Although we provide consumers with the opportunity to use their existing PayPal account balance to fund payment transactions, some of our consumers may prefer to use payment cards, especially if these payment cards offer features and benefits that are not provided as part of their PayPal accounts. An increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions with lower-cost funding options, could materially and adversely affect our financial performance and significantly harm our business.

We have entered into strategic partnerships with major payment card networks and/or issuing banks to promote greater consumer choice and make it easier for merchants to accept and consumers to pay with these partners’ credit and/or debt cards and to allow us to gain access to these partners’ tokenization services for in-store point of sale PayPal transactions. These arrangements may have an uncertain impact on our business. While we anticipate that these and similar strategic partnerships we may enter into in the future will result in an increase in the number of transactions and transaction volume that we process, we also anticipate that a greater percentage of customer transactions will be executed using a payment card, which would likely increase the transaction costs associated with our funding mix, which could adversely affect our business and results of operations.

Our business is subject to cyberattacks and security and privacy breaches.

Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information and information about how they interact with our Payments Platform. In addition, a significant number of our customers authorize us to bill their payment card or bank accounts directly for all transaction and other fees charged by us. We have built our reputation on the premise that our Payments Platform offers customers a more secure way to make payments. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions, and government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites and infrastructure.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities or those of our customers, partners or vendors, or attempting to fraudulently induce (often through spear phishing attacks) our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We believe that PayPal is a particularly attractive target for such breaches and attacks due to our name and brand recognition and the widespread adoption and use of our products and services. Although we have developed systems and processes designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant resources to bolster these protections, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of our security could interrupt our operations, result in our systems or services being unavailable, result in improper disclosure of data, materially harm our reputation and brands, result in significant regulatory scrutiny and legal and financial exposure, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to them or claims by them, and adversely affect our business and results of operations. In addition, any cyberattacks or data security breaches affecting companies that we acquire or our customers, partners or vendors (including data center and cloud computing providers) could have similar negative effects. See Note 3—"Business Combinations," Note 4—"Goodwill and Intangible Assets" and Note 13—"Commitments and Contingencies" to our consolidated financial statements for disclosure relating to the suspension of operations of TIO Networks ("TIO") (which we acquired in July 2017) as part of an ongoing investigation of security vulnerability of the TIO platform. Actual or perceived vulnerabilities or data breaches have led and may lead to claims against us.

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We also expect to expend significant additional resources to protect against security or privacy breaches, and may be required to redress problems caused by breaches. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business. Additionally, while we maintain insurance policies, they may not be adequate to reimburse us for losses caused by security breaches.

Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

Our systems and those of our services providers and partners may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Our systems also may be subject to break-ins, sabotage, and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and expect to continue to experience system failures, denial of service attacks, and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Our business is subject to cyberattacks and security and privacy breaches.”

Our Payments Platform has experienced and may in the future experience intermittent unavailability. The full-time availability and expeditious delivery of our products and services is critical to our goal of gaining widespread acceptance among consumers and merchants for digital payments. We have undertaken certain system upgrades and re-platforming efforts designed to improve our reliability and speed. These efforts are costly and time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Because we are a regulated financial institution in certain jurisdictions, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We also rely on facilities, components and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, or fail to perform their obligations and meet our expectations, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction and damage to our reputation and brands, and materially and adversely affect our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive and time-consuming. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations and financial condition.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

We rely on banks or other payment processors to process transactions and pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks. Payment card networks have or may impose special fees or assessments for transactions that are executed through a “digital wallet” such as PayPal’s, which could particularly impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income. We have entered into strategic partnerships with Visa and Mastercard to further expand our relationships in a way that will make it easier for merchants to accept and consumers to choose to pay with Visa and Mastercard credit and debit cards. During the terms of these agreements, Visa and Mastercard have each agreed to not enact or impose any fees or rules that solely target PayPal. Upon termination of the agreements, PayPal could become subject to special digital wallet fees or other special assessments.

In addition, in some jurisdictions, governmental regulations have required payment card networks to reduce interchange fees. Any material change in credit or debit card interchange rates in the U.S. or other markets, including as a result of changes in interchange fee limitations, could adversely affect our competitive position against traditional credit and debit card service providers and our business.

We are required by our processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants. We have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. From time to time, the networks have alleged that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their payment card to be charged. If we are unable to accept payment cards or are limited in our ability to do so, our business would be adversely affected.

We and our payment card processors have implemented specific business processes for merchants to comply with payment card network operating rules for providing services to merchants. Any failure to comply with these rules could result in fines. We are also subject to fines from payment card networks if we fail to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” including the sale of certain types of digital content. For “high risk” merchants, we must either prevent such merchants from using PayPal services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Although the amount of these fines has not been material to date, additional fines in the future could become significant and could result in a termination of our ability to accept payment cards or require changes in our process for registering new customers, which would adversely affect our business. Payment card network rules may also increase the cost of, impose restrictions on, or otherwise negatively impact the development of, our retail point-of-sale solutions, which may negatively impact their deployment and adoption.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.

In the event that merchants do not fulfill their obligations to consumers or a merchant's goods or services do not match the merchant’s description, we may incur substantial losses as a result of claims from consumers. We seek to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. In addition, in the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods and subscriptions), we could be liable to the buyers of such goods or services, either through our buyer protection program or through chargebacks on payment cards used by customers to fund their payment. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may be insufficient.

We also incur substantial losses from claims that the consumer did not authorize the purchase, from customer fraud, from erroneous transactions, and as a result of customers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, they could potentially result in our losing the right to accept payment cards for payment, which would harm our business. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against fraud, particularly new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be harmed.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations internationally that are denominated in foreign currencies, including the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. In connection with providing our services in multiple currencies, we may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set them. Given that we also hold some corporate and customer funds in non-U.S. currencies, our financial results are affected by the remeasurement of these non-U.S. currencies into U.S. dollars. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. While we regularly enter into transactions to hedge foreign currency risk for portions of our foreign currency translation and balance sheet exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could materially and adversely impact our financial results.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenue and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets.

Cross-border trade is subject to, and may be negatively impacted by, foreign exchange rate fluctuations. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade could impose additional requirements and restrictions, impose conflicting obligations, and increase the costs associated with cross-border trade. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the EU (“Brexit”). In March 2017, the U.K. invoked Article 50 of the Treaty on European Union, which triggered a two-year period, with extension subject to unanimous consent by the other EU member states, during which the U.K. government will negotiate its withdrawal agreement with the EU. Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect our customers and companies with which we do business, particularly in the U.K. In addition, Brexit could lead to legal uncertainty and see national laws and regulations in the U.K. diverge from EU laws and regulations, as the U.K. determines which EU laws to replace or replicate. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
we could lose our ability for our EU operations to offer services on a cross-border basis into the U.K. market utilizing regulatory permissions of PayPal (Europe) S.à r.l. et Cie, SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg, and our corresponding ability to work with the Luxembourg regulators as the lead authority for various aspects of our U.K. operations;

•
we could be required to obtain additional regulatory permissions to operate in the U.K. market, adding costs and potential inconsistency to our business (and, depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, there is a risk that our business in the U.K. could be materially affected or disrupted);

•	we could be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU; and

•	our ability to attract and retain the necessary human resources in appropriate locations to support the U.K. business and the EU business of PayPal could be adversely impacted.

Any of the effects of Brexit described above and others that we cannot anticipate could adversely affect our business, results of operations, financial condition and cash flows.

Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations.

Our business is subject to laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, cybersecurity, banking secrecy, payment services (including payment processing and settlement services), consumer protection, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

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

Any failure or perceived failure to comply with existing or new laws, regulations or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, increase regulatory scrutiny of our business, restrict our operations, and force us to change our business practices, make product or operational changes or delay planned product launches or improvements. Any of the foregoing could, individually or in the aggregate, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws, and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Braintree, Venmo, Xoom and TIO branded products and services. As a licensed money transmitter, PayPal is subject to restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

While we currently allow our customers with payment cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may adversely affect our ability to grow our business in these markets.

We provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, including the EU Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 and is in the process of being implemented into national legislation, with certain requirements effective January 13, 2018. The implementation of the PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider would be able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business.

Finally, if the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) determines that PayPal (Europe) is a significant supervised entity or that some activity of PayPal (Europe) is deemed subject to oversight by the ECB, PayPal (Europe) could become directly regulated by the ECB in addition to the Luxembourg regulator, the Commission de Surveillance du Secteur Financier (the "CSSF"), as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.

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

In Hong Kong, we serve our customers through PayPal Hong Kong Limited (“PayPal Hong Kong”), which is licensed by the Hong Kong Monetary Authority as an issuer of stored value facility (“SVF Licensee”). Accordingly, PayPal Hong Kong is subject to significant fines or other enforcement action if it violates the reporting, anti-money laundering, capital requirements, privacy, corporate governance, risk management, float management, and/or any other requirements imposed on SVF Licensees.

In many of the other markets in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and designated as a holder of a stored value facility, but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution or otherwise.

We are also subject to regulation in other markets in which we do business, and we have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where we provide our services. There can be no assurance that we will be able to obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing our products or services in a given market.

In many countries, it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange transactions in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through local banks or otherwise prohibit us from doing business in a country. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing any products or services in a given market.

Consumer Protection

The financial services sector is subject to significant regulation and we are subject to consumer protection laws and regulations in the countries in which we operate. In the U.S., we are subject to federal and state consumer protection laws and regulations applicable to our activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”). These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

In October 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. In April 2017, the CFPB delayed the effective date of the final rule on prepaid accounts to April 1, 2018, and indicated that it would review, among other issues, the linking of credit cards to digital wallets that are capable of storing funds. In June 2017, the CFPB released proposed changes to its final rule, and in January 2018, the CFPB issued its final rule,with an effective date of April 1, 2019. We are evaluating the final rule and its requirements. Implementation of the rule could require us to make substantial changes to our business practices and the design of certain products, allocate additional resources, and increase our costs, which could negatively affect our business.

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

PayPal (Europe) principally offers its services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU regulation. Regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its or the PayPal group's activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Economic and Trade Sanctions

We are required to comply with U.S. economic and trade sanctions administered by OFAC. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business. Furthermore, compliance with economic and trade sanctions in force in one jurisdiction may conflict with the laws and regulations of other jurisdictions in which we operate and can expose us to the risk of fines, sanctions and penalties.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and will continue to be required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. In the EU, the implementation of the Fourth Anti-Money Laundering Directive and the regulation on information accompanying transfer of funds (commonly known as the Revised Wire Transfer Regulation) are expected to make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. As of December 2017, PayPal (Europe)’s home state, Luxembourg, had not yet implemented all of the provisions of the Fourth Anti-Money Laundering Directive and there is uncertainty as to the exact requirements with which PayPal (Europe) will be required to comply. Penalties for non-compliance with the Fourth Anti-Money Laundering Directive could include fines of up to 10% of PayPal (Europe)’s total annual turnover. EU institutions are also proposing changes to the Fourth Anti-Money Laundering Directive which could be even more stringent.

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

Regulatory scrutiny of privacy, data protection, and the collection, use and sharing of data is increasing around the world. There is uncertainty associated with the legal and regulatory environment relating to privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws may expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EU citizens to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EU customers and/or employees outside of the EU have compliant transfer mechanisms. In October 2015, the European Court of Justice invalidated U.S.-EU Safe Harbor framework clauses that were previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties who had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for Safe Harbor known as “Privacy Shield.” Both the Privacy Shield framework and SCCs are facing legal challenges in the European justice system. To the extent that the Privacy Shield or SCCs are invalidated, PayPal’s ability to process EU personal data with third parties outside of the EU could be jeopardized.

In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect in May 2018. The proposed EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. We are evaluating the rule and its requirements. Implementation of the GDPR could require us to change our business practices and increase the costs and complexity of compliance.

PayPal also faces additional potential challenges from local DPAs. Because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a 2015 European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and may conflict with, Luxembourg privacy laws.

In addition, because of the large number of text messages, emails, phone calls and other communications we send or make to our customers for various business purposes, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), in the U.S., plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We have been, and may continue to be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the large number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

Data protection, privacy and information security have become the subject of increasing public, media, regulatory and legislative concern. We post on our websites and applications our privacy policies and practices regarding the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies, with any applicable regulatory requirements or orders, or with privacy, data protection, information security or consumer protection-related laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of privacy laws.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As part of our currency hedging activities, we enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business.
As PayPal is neither a chartered financial institution nor licensed to make loans in any state in the U.S., we rely on a third-party chartered financial institution to issue the PayPal Credit consumer product in the U.S., and different chartered financial institutions to issue the PayPal Working Capital product and other business loan products in the U.S. These chartered financial institutions are state chartered industrial banks. Any termination or interruption in a partner bank’s ability to lend could result in us being unable or unwilling to offer our consumer and business loan products, which could materially and adversely affect our ability to issue our loan products in the U.S. and our business. In the event of a partner bank’s inability or unwillingness to lend, we may need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or lending licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all, and obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, subject us to additional laws and regulatory requirements, which could be burdensome, increase our costs and require us to change our business practices. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.
A case decided in the U.S. Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. Although the decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like those that we rely on to issue our loan products in the U.S. After the Madden decision, there continue to be a number of U.S. state and federal court legal actions challenging the viability of business models where a non-bank entity relies on a third party chartered financial institution in connection with the issuance of credit products. While we believe the manner in which we offer our credit products can be distinguished from Madden, there can be no assurance as to the outcome of any potential litigation, which could materially and adversely impact our ability to issue our loan products in the U.S. and our business.
On November 16, 2017, we announced an arrangement under which Synchrony Bank will acquire the U.S. consumer credit receivables portfolio held by us and certain of our affiliates, which totaled approximately $6.4 billion in receivables as of December 31, 2017. The purchase price is subject to a post-closing true-up and certain adjustments. The transaction is expected to be completed during the third quarter of 2018, subject to certain closing conditions. The transaction may not close within the expected timeframe or at all. Even if the transaction is consummated, it may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Under our expanded program agreement with Synchrony Bank, at the closing of the consumer credit receivables portfolio sale, Synchrony Bank will become the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. for a 10-year term, and we retain an option to designate a purchaser of the portfolio at the end of that term, Our increased reliance on Synchrony will subject us to risks in the nature of those discussed in this “Risk Factors” section under the caption "We rely on third parties in many aspects of our business, which creates additional risk."
Our credit products expose us to additional risks.
We offer our PayPal Credit consumer product and PayPal Working Capital and other business loan products to a wide range of consumers and merchants in various markets, and the financial success of these products depends on the effective management of related risk. The credit decisioning process for our PayPal Credit consumer product uses proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on their past purchasing and payment history with PayPal as well as their credit scores. Similarly proprietary risk models and other indicators are applied to assess merchants who wish to use our business loan products to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to factors such as inaccurate assumptions, including assumptions related to the particular consumer or merchant, market conditions, economic environment or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment and other factors. Our international expansion of our credit product offerings also exposes us to additional risks, including those discussed below under the risk factor titled “Our international operations are subject to increased risks, which could harm our business.”
Like other businesses with significant exposure to losses from consumer and merchant credit, we face the risk that account holders will default on their payment obligations, creating the risk of potential charge-offs. The non-payment rate among account holders may increase due to, among other things, changes to underwriting standards, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.
We currently purchase receivables related to our credit products in the U.S. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, our business could be harmed.

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.

War, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global or regional basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, which could have a material adverse impact on our business, financial condition and results of operations.

Changes to our buyer and seller protection programs could increase our loss rate.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions, and consumers if they do not receive the item ordered or if the item received is significantly different from its description. In 2015, we increased the scope of our buyer protection program to cover digital goods and intangible goods and services. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card issuer (usually a bank), which in turn will seek recovery from us. The risk of losses from our buyer and seller protection programs are specific to individual buyers, sellers and transactions, and may also be impacted by regional variations to these programs, modifications to these programs resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered by one or more of these programs. Upon PayPal becoming an independent publicly traded company in July 2015, we extended our protection programs in several countries to cover certain customers’ purchases on eBay, and our costs associated with these programs have therefore increased. Increases in our loss rate, including as a result of changing our buyer and seller protection programs, could harm our business.

Our international operations are subject to increased risks, which could harm our business.

Our international operations have generated approximately one-half of our net revenues in recent years. There are risks inherent in doing business internationally on both a domestic (i.e., in-country) and cross-border basis, including:

•
foreign currency and cross-border trade risks discussed earlier in this “Risk Factors” section under the captions “We are exposed to fluctuations in foreign currency exchange rates” and “Any factors that reduce cross-border trade or make such trade more difficult could harm our business”;

•	risks related to other government regulation or required compliance with local laws;

•	local licensing and reporting obligations (e.g., data localization requirements);

•
expenses associated with localizing our products and services, including offering customers the ability to transact business in the local currency, and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

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

•	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	antitrust and competition regulations;

•	potentially adverse tax developments and consequences;

•	economic uncertainties relating to sovereign and other debt;

•	national or regional differences in macroeconomic growth rates;

•	different, uncertain, overlapping, or more stringent user protection, data protection, privacy, and other laws and regulations; and

•	increased difficulties in collecting accounts receivable.

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

We are exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our balance sheet as customer accounts. A low interest rate environment or reductions in interest rates may negatively impact our investment income and our net income. In addition, fluctuations in interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable which could have an adverse effect on our net income.

We have entered into a revolving credit facility and a 364-day delayed-draw term loan credit facility. We have borrowed under these credit facilities from time to time, and any borrowings under these credit facilities bear interest at a floating rate, exposing us to interest rate fluctuations.

Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, or to facilitate other illegal activity. Any use of our payment system for illegal or improper uses could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, inquiries or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one country may be illegal in another country, and a merchant may intentionally or inadvertently be found responsible for importing or exporting illegal goods, resulting in liability for us. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume or increased costs could harm our business.

Our failure to manage our customer funds and the assets underlying our customer funds properly could harm our business.

We hold a substantial amount of funds belonging to our customers, including deposits in customer accounts and funds being remitted to sellers of goods and services. In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulators in each jurisdiction, equal to at least 100% of the aggregate amount of all customer balances. Our ability to manage and account accurately for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. PayPal (Europe), with the permission of the CSSF, utilizes certain European customer balances held by our Luxembourg banking subsidiary to fund credit balances relating to our customers. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately and in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business.

We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. An increasing number of jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, other countries, or the European Commission, or otherwise constitute unfair competition. An increasing number of governments are regulating and increasing their scrutiny of competition law activities. Our business agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be very expensive to defend or respond to, involve negative publicity and substantial diversion of management time and effort, and could result in reputational harm, significant judgments against us, or require us to change our business practices.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. At any given time, we are typically a defendant in a number of patent lawsuits and have been notified of several other potential patent disputes. We expect that we will continue to be subject to patent infringement claims because, among other reasons:

•	our products and services continue to expand in scope and complexity;

•	we continue to expand into new business areas, including through acquisitions; and

•
the number of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

Such claims may be brought directly against us or against our customers whom we may indemnify because we are contractually obligated to do so or we choose to do so as a business matter. We believe that many of the claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, are time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business.

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

Effective intellectual property protection may not be available in every country in which we offer our products and services. We may be required to expend significant time and expense in order to prevent infringement or to enforce our rights.

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

As the number of products in the technology and payments industries increases and the functionality of these products further overlaps, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to intellectual property infringement and other claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is often uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries or requests, and other proceedings alleging violations of laws, rules and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our business has expanded in scale, scope and geographic reach, and our products and services have increased in complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to Internet and mobile commerce, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations.

The scope, outcome and impact of claims, lawsuits, government investigations, and proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, reputational damage, and other factors. Determining reserves for our pending litigation and regulatory proceedings is a complex, fact-intensive process that involves a high degree of judgment. Resolving one or more such legal and regulatory proceedings could potentially require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially and adversely affect our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders that prevent us from offering certain products or services, require us to change our business practices in costly ways or develop non-infringing or otherwise altered products or technologies. Any of these consequences could materially and adversely affect our business, results of operations and financial condition.

While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of, such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional consumer class action litigation, and significantly limit our ability to avoid exposure from consumer class action litigation.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial conditions.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world. Any adverse outcome of any such audit or review could have a negative effect on our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

A number of U.S. states, the U.S. federal government and foreign countries have implemented or are in the process of implementing reporting or record-keeping obligations on companies that engage in or facilitate ecommerce to improve tax compliance. Additionally, a number of jurisdictions are reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We have modified our systems to meet known requirements and expect further modifications will be required to comply with future requirements, which may negatively impact our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

•
difficulty making strategic hires of new employees, declining employee morale and retention issues affecting employees (particularly the potential loss of key personnel) of companies that we acquire or dispose of, which may result from changes in compensation, management, reporting relationships, future prospects, or the direction of the acquired or disposed business;

•	diversion of management time and focus;

•
the need to and difficulty of integrating the operations, systems (including accounting, compliance, management, information, human resource and other administrative systems), technologies, products and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;

•
the need to and difficulty of implementing and/or enhancing controls, procedures and policies appropriate for a larger public company at acquired companies which, prior to the acquisition, may have lacked such controls, procedures and policies or whose controls, procedures and policies did not meet applicable legal and regulatory standards;

•	the inefficiencies and lack of control that may result if integration of acquired companies is delayed or not implemented, and unforeseen difficulties and costs that may arise as a result;

•	potential exposure to new or increased regulatory oversight and regulatory obligations associated with new products and services or entry into new markets;

•	risks associated with our expansion into new international markets;

•	risks associated with the complexity of entering into and effectively managing joint ventures, strategic investments, and other strategic partnerships;

•	risks associated with undetected cyberattacks or security breaches at companies that we acquire or with which we may combine or partner;

•	lawsuits or regulatory actions resulting from the transaction;

•
liability for activities or conduct of the acquired company before the acquisition, including legal and regulatory claims or disputes, violations of laws and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

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

At any given time, we may be engaged in discussions or negotiations with respect to one or more of these or other types of transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), recognize liabilities, and record amortization expenses related to intangible assets or write-offs of goodwill or intangibles, which could dilute the economic and voting rights of our stockholders and adversely affect our results of operations and the interests of holders of our indebtedness, as applicable.

Joint ventures and minority investment inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management or other persons or entities who control them and who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control them and who may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.

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

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including the following:

•	networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	unaffiliated third-party lenders to originate loans in the U.S. for our PayPal Credit consumer product. PayPal Working Capital and other business loan products;

•	third parties that provide loan servicing and customer statements processing;

•	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

Because we rely on third parties to provide services to us and our customers and to facilitate certain of our business activities, we face increased operational risk. These third parties may be subject to financial, legal, regulatory, labor or other issues, such as service terminations, disruptions or interruptions, that prevent them from providing services to us or our customers. Moreover, these third parties are themselves subject to the risks discussed earlier in the "Risk Factors" section under the caption "Our business is subject to cyberattacks and security and privacy breaches." In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services. There can be no assurance that third parties who provide services directly to us or our customers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our customers on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner, and on acceptable terms or at all. If third parties we rely on do not adequately or appropriately provide their services or perform their responsibilities, we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

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

We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We have entered into strategic partnerships with major payment card networks to further expand our relationship in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing these companies' credit and debit cards. Those agreements provide us with access to each of these partner's tokenization services in the U.S. for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. As we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

•	increased expectations from offline retailers regarding the reliability and availability of our systems and services and correspondingly lower amounts of downtime, which we may not be able to meet;

•	significant competition at the retail point of sale, particularly from established payment card providers , many of which have substantially greater resources than we do;

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

Our future performance depends substantially on the continued services of key personnel, including our executive team and other highly skilled employees, and our ability to attract, retain, and motivate such personnel. Competition for key personnel is intense, especially in the San Francisco Bay Area, where our corporate headquarters are located and where the cost of living is high, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the technology and payments industries, job candidates often consider the value of the equity awards they would receive in connection with their employment, and fluctuations in our stock price, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other technology or payments companies, may make it more difficult to attract, retain, and motivate employees. We may be limited in our ability to recruit internationally by restrictive domestic immigration laws or policies. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our key personnel, or our inability to attract highly qualified key personnel, could harm our business.

We are subject to risks associated with information disseminated through our products and services.

Companies providing online services may be subject to claims relating to information disseminated through them, including claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, among other things. The laws relating to the liability of companies providing online services for information disseminated through their services are subject to frequent challenges. We are also subject to potential liability to third parties for the customer-provided content on our products and services, particularly in jurisdictions outside the U.S. where the applicable laws are unsettled. If we become liable for information provided by our customers and carried on our products and services, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain product or service offerings, which could harm our business.

Risks Related to the Separation from eBay

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

On July 17, 2015, we became an independent publicly traded company through the pro rata distribution by eBay Inc. of 100% of our outstanding common stock to eBay’s stockholders (which we sometimes refer to as the “separation” or the “distribution”). eBay received an opinion from its outside legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of eBay and of us, including those relating to the past and future conduct of eBay and of us. If any of these representations, statements or undertakings were, or became, inaccurate or incomplete, or if eBay or we breach any of our respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

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

There are risks associated with certain agreements that we entered into with eBay at the separation.

In connection with the separation, we entered into a separation and distribution agreement with eBay as well as various other agreements, including an operating agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and the intellectual property matters agreement determine the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include associated indemnification obligations. The operating agreement, the data sharing addendum and the product development agreement establish certain commercial relationships between eBay and us related to payment processing, credit and data sharing. If we or eBay is unable to satisfy its performance, payment or indemnification obligations under these agreements, we could incur operational difficulties or losses or be required to make substantial indemnification or other payments to eBay.

Our relationship with eBay is governed in part by an operating agreement entered into at separation with a term of five years. This operating agreement defines a number of important elements of our commercial relationship with eBay, as well as certain obligations and limitations that limit PayPal’s provision of services to certain competitive platform operators of eBay (as specified in the operating agreement). eBay remains a significant source of our revenues and operating income. If our operating agreement with eBay expires or is terminated prior to its expiration, or if there is a significant change in our relationship with eBay, including if eBay becomes a merchant of record, eliminates or modifies any of its risk management or customer protection programs, directs transactions to a different provider of payment services or offers eBay customers alternative payment options, it could lead to customer dissatisfaction, reputational damage, and other adverse consequences, and our business, financial condition and results of operations could be materially harmed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the U.S. and other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. As of December 31, 2017, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.2	—	1.2
Leased facilities	1.1	1.6	2.7
Total facilities	2.3	1.6	3.9
We own a total of 22 acres of land in the U.S. Our corporate headquarters are located in San Jose, California and occupy approximately 0.7 million of owned square feet.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

PayPal common stock is quoted on the NASDAQ Stock Market under the ticker symbol “PYPL.” The following table sets forth the range of high and low per share market prices as reported for each period indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$43.80	$39.02	$41.75	$30.52
Second Quarter	$55.14	$42.06	$41.49	$34.00
Third Quarter	$65.24	$52.83	$41.30	$35.72
Fourth Quarter	$79.39	$63.69	$44.52	$38.06

As of February 2, 2018, there were approximately 3,905 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Activity

We did not repurchase any shares of our common stock in 2015. In January 2016, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program became effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2017 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized for Repurchases
	(In millions, except per share amounts)
Period ended October 31, 2017	—	—	—	$5,299
Period ended November 30, 2017	—	—	—	$5,299
Period ended December 31, 2017	4.0	$74.30	$300	$4,999
	4.0		$300
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data reflect the consolidated operations of PayPal. PayPal derived the selected consolidated income statement data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 as set forth below, from its audited consolidated financial statements, which are included in “Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K. PayPal derived the selected consolidated income statement data for the years ended December 31, 2014 and 2013 and selected consolidated balance sheet data as of December 31, 2015 and 2014 from audited consolidated financial statements not included in this Annual Report on Form 10-K. PayPal derived the selected consolidated balance sheet data as of December 31, 2013 from PayPal’s underlying financial records, which were derived from the financial records of eBay. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Consolidated Statement of Income Data:
Net revenues	$13,094	$10,842	$9,248	$8,025	$6,727
Operating income	2,127	1,586	1,461	1,268	1,091
Net income	1,795	1,401	1,228	419	955
Net income per share:
Basic	$1.49	$1.16	$1.00	$0.34	$0.78
Diluted	$1.47	$1.15	$1.00	$0.34	$0.78
Weighted average shares(1)(2):
Basic	1,203	1,210	1,222	1,218	1,218
Diluted	1,221	1,218	1,229	1,224	1,224
Consolidated Balance Sheet Data:
Total assets	$40,774	$33,103	$28,881	$21,917	$19,160
Total long-term liabilities	1,917	1,513	1,505	386	509
(1) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Basic and diluted net income per share for the years ended December 31, 2014, and 2013 were calculated using the number of common shares distributed on July 17, 2015.
(2) The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.

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

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. Non-compliance with laws and regulations, increased penalties and enforcement actions related to non-compliance, changes in laws and regulations or their interpretation, and the enactment of new laws and regulations applicable to us could have a material adverse impact on our business, results of operations and financial condition. Therefore, we monitor these areas closely to ensure compliant solutions for our customers who depend on us.

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

We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. In 2017, 2016 and 2015, net revenues generated from our U.K. operations constituted 11%, 12% and 13%, respectively, of total net revenues. In 2017, 2016 and 2015, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues. For additional information on how Brexit could affect our business, see “Item 1A. Risk Factors” under the caption—“The United Kingdom’s departure from the EU could adversely affect us.”

Information security risks for global payments and technology companies have significantly increased in recent years. Although we are not aware of any material impacts relating to cyberattacks or other information security breaches on our Payments Platform, we are not immune to these risks and there can be no assurance that we will not suffer such losses in the future. See “Item 1A. Risk Factors” under the caption—“Our business is subject to cyberattacks and security and privacy breaches.”

Overview of Results of Operations

The following table provides a summary of our consolidated operating results for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Percent Increase/(Decrease)
	2017	2016	2015	2017	2016
	(In millions, except percentages and per share amounts)
Net revenues	$13,094	$10,842	$9,248	21%	17%
Operating expenses	10,967	9,256	7,787	18%	19%
Operating income	2,127	1,586	1,461	34%	9%
Operating margin	16%	15%	16%	**	**
Income tax expense	405	230	260	76%	(12)%
Effective tax rate	18%	14%	17%	**	**
Net income	$1,795	$1,401	$1,228	28%	14%
Net income per diluted share(1)(2)	$1.47	$1.15	$1.00	28%	15%
Net cash provided by operating activities	$2,531	$3,158	$2,546	(20)%	24%
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
** Not Meaningful

Net revenues increased $2.3 billion, or 21%, in 2017 and $1.6 billion, or 17%, in 2016. The increases were primarily driven by growth in TPV (as defined below under “Net Revenues”) of 27% in 2017 and 26% in 2016. Net revenues from our recent acquisitions of TIO and Swift were not material. Net revenues from Xoom (acquired in November 2015) contributed two percentage points to the 2016 growth rate.

Total operating expenses increased $1.7 billion, or 18%, in 2017 and $1.5 billion or 19% in 2016. The increase in 2017 was due primarily to an increase in transaction expense, sales and marketing, general and administrative, product development, and restructuring and other charges. Operating expenses related to TIO and Swift collectively contributed one percentage point to the 2017 growth rate. The increase in total operating expense in 2016 was due primarily to an increase in transaction expense and transaction and loan losses which increase with TPV and higher customer support and operations, general and administrative expenses, and depreciation and amortization incurred to operate as an independent public company, partially offset by a decrease in restructuring expense. Xoom operating expenses contributed three percentage points to the 2016 growth rate.

Operating income increased $541 million, or 34%, in 2017 and $125 million, or 9% in 2016. Operating income increased in 2017 and 2016 due primarily to the increase in net revenues, partially offset by the growth in operating expenses. TIO and Swift collectively had a negative impact our 2017 growth rate of four percentage points. Xoom negatively impacted our 2016 growth rate by four percentage points. Our operating margin was 16%, 15% and 16% in 2017, 2016 and 2015, respectively. Operating margin in 2017 was negatively impacted by growth in our transaction expense which increased 32% in 2017 compared to 2016, compared to net revenues which increased 21% in the same period, as well as restructuring expense of $40 million incurred in 2017. These impacts were offset by operating efficiencies in our business, and a one time benefit of $322 million pertaining to reversal of allowances related to loans and interest receivables due to the designation as held for sale of our U.S. consumer credit portfolio. Operating margin decreased in 2016 due primarily to growth in our transaction expense and transaction and loan losses, which together increased 30% in 2016 compared to 2015.

Net income increased by $394 million, or 28%, in 2017 and $173 million, or 14%, in 2016. The increase in net income in 2017 was attributable to an increase in operating income of $541 million and an increase in other income (expense), net of $28 million, partially offset by an increase in income tax expense of $175 million. The increase in net income in 2016 was attributable to an increase in operating income of $125 million, a decrease in income tax expense of $30 million and an increase in other income (expense), net of $18 million.

Non-GAAP financial measures
The following table provides a summary of our consolidated non-GAAP financial measures for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Percent Increase/(Decrease)
	2017	2016	2015	2017	2016
	(In millions, except percentages and per share amounts)
Non-GAAP net revenues	$13,055	$10,842	$9,248	20%	17%
Non-GAAP operating income	$2,755	$2,174	$1,975	27%	10%
Non-GAAP operating margin	21%	20%	21%	**	**
Non-GAAP income tax expense	$510	$394	$402	29%	(2)%
Non-GAAP net income	$2,318	$1,825	$1,588	27%	15%
Non-GAAP net income per diluted share(1)(2)	$1.90	$1.50	$1.29	27%	16%
Free Cash Flow	$1,864	$2,489	$1,824	(25)%	36%
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
** Not Meaningful
Non-GAAP net revenues, non-GAAP operating income, non-GAAP operating margin, non-GAAP income tax expense, non-GAAP net income, non-GAAP net income per diluted share and free cash flow are not financial measures prepared in accordance with generally accepted accounting principles (“GAAP”). For information on how we compute these non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP, please refer to “Non-GAAP Financial Information” below.

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2017, 2016 and 2015, we generated approximately 46%, 47% and 50% of our net revenues from customers domiciled outside of the United States, respectively. During each of these periods, U.K. was the only country, other than the United States, where we generated more than 10% of total net revenues in. In 2017, 2016 and 2015, net revenues generated from the EU (excluding the U.K.) constituted approximately 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in countries outside of the U.S. as discussed under “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition.”
We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges designed to reduce the impact on earnings from foreign currency exchange rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the years ended December 31, 2017 and 2016, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2017	2016
	(In millions)
Favorable (Unfavorable) impact to net revenues (exclusive of hedging impact)	$10	$(196)
Hedging impact	17	119
Favorable (Unfavorable) impact to net revenues	27	(77)
(Unfavorable) Favorable impact to operating expense	(21)	86
Net impact to operating income	$6	$9

While we enter into foreign exchange contracts to help reduce the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with our services in multiple currencies, we generally set our foreign currency exchange rates twice per day, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

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

•
Other value added services: Net revenues derived principally from interest and fees earned on our loans and interest receivable, net and held for sale portfolio, subscription fees, gateway fees, gains on sale of participation interests in certain consumer loans receivable and working capital loans and advances, revenue share we earn through partnerships, interest earned on certain PayPal customer account balances, fees earned through our Paydiant products and other services that we provide to consumers and merchants.

Our revenues can be significantly impacted by the following:

•	The mix of merchants, products and services;

•	The mix between domestic and cross-border transactions;

•	The geographic region or country in which a transaction occurs; and

•	The amount of PayPal credit loans receivable outstanding with consumers and merchants.
Net revenues analysis
The components of our net revenue for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2017	2016	2015	2017	2016
	(In millions, except percentages)
Transaction revenues	$11,402	$9,490	$8,128	20%	17%
Other value added services	1,692	1,352	1,120	25%	21%
Net revenues	$13,094	$10,842	$9,248	21%	17%
Transaction revenues
Transaction revenues increased by $1.9 billion, or 20%, in 2017 compared to 2016, and by $1.4 billion, or 17%, in 2016 compared to 2015. The increase in transaction revenues in 2017 and 2016 was due primarily to the growth in TPV, mainly from our PayPal and Braintree products, and in the number of payment transactions, both of which were due primarily to an increase in our active customer accounts and increased engagement from our customers (measured by payment transactions per active account). Xoom transaction revenues contributed two percentage points to the 2016 growth rate. Net gains from our foreign currency exchange contracts recognized as a component of transaction revenues in 2017 were $17 million, compared to $119 million in 2016. Refer to “Note 8—Derivative Instruments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our foreign currency exposure management program.

The following table provides a summary of our active customer accounts, number of payment transactions, TPV and related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2017	2016	2015	2017	2016
	(In millions, except percentages)
Active customer accounts(1)	227	197	179	15%	10%
Number of payment transactions(2)	7,606	6,129	4,928	24%	24%
Payment transactions per active account(3)	33.6	31.1	27.5	8%	13%
Total TPV(4)	$451,265	$354,014	$281,764	27%	26%
Percent of cross-border TPV	21%	22%	22%	**	**
All amounts in tables are rounded to the nearest millions except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) An active customer account is a registered account that successfully sent or received at least one payment or payment reversal through our Payments Platform, excluding transactions processed through our gateway and Paydiant products, in the past 12 months.
(2) Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products.
(3) Number of payment transactions per active customer account reflects the total number of payment transactions within the previous 12 month period, divided by active customer accounts at the end of the period.
(4) TPV is the value of payments, net of payment reversals, successfully completed through our Payments Platform, excluding transactions processed through our gateway and Paydiant products.
** Not meaningful
Transaction revenues grew more slowly than both TPV and number of payment transactions in 2017 due primarily to a higher proportion of person-to-person (“P2P”) transactions, primarily from our PayPal and Venmo products from which we earn lower rates and foreign exchange hedging losses. The percentage growth in transaction revenues was lower than the percentage growth in TPV and payment transactions in 2016 primarily due to a higher proportion of P2P transactions (including our Venmo products) for which we earn lower rates, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volume. The impact of increases or decreases in prices charged to our customers did not significantly impact transaction revenue growth in 2017 or 2016.

Other value added services

Net revenues from other value added services increased by $340 million, or 25%, in 2017 compared to 2016, and by $232 million, or 21%, in 2016 compared to 2015. Growth in net revenues from other value-added services in 2017 was due primarily to interest and fee income earned on our PayPal credit loans receivable portfolio. Swift revenues contributed approximately three percentage points to the 2017 growth rate. The total consumer and merchant loans receivable balance, including loans and receivables, held for sale, as of December 31, 2017 and December 31, 2016 was $7.8 billion and $5.7 billion, respectively, reflecting a year-over-year increase of 37%.
In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank, which we believe will enable us, at closing, to free up balance sheet capacity and cash flow for other uses, and mitigate balance sheet risk. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of the decision to sell these receivables from our Board of Directors, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value. Due to the designation as held for sale, the associated allowance for this portfolio was reversed, resulting in an increase of approximately $39 million in revenue from other value added services. This transaction will be accounted for as a sale, and the receivables will no longer be reported in our consolidated financial statements

Following the closing of this transaction, which is expected to occur in the third quarter of 2018, Synchrony Bank will become the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we will no longer hold an ownership interest in the receivables generated through the program (other than charged off receivables). In addition, we will earn a profit share on the portfolio of consumer receivables owned by Synchrony Bank.

Growth in net revenues from other value added services in 2016 was due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. The total consumer and merchant loans receivable balance as of December 31, 2016 and December 31, 2015 was $5.7 billion and $4.4 billion, respectively, reflecting a year-over-year increase of 29%.

In the third quarter of 2015, we amended the terms of our credit program agreement with Synchrony Bank. As a result of the amendment, we recognized $78 million of revenue under the agreement during 2015. In addition, as part of the amended agreement, our obligation to purchase the portfolio of consumer loan receivables relating to the customer accounts arising out of the credit program agreement with Synchrony Bank was terminated. The amended credit program agreement will, upon closing of the sale of our U.S. consumer credit receivable portfolio to Synchrony Bank, be superseded by the new program agreement signed in November 2017.

In the second quarter of 2015, we completed an arrangement with certain investors under which we sold participation interests in certain consumer loans and interest receivables related to our PayPal Credit product with a gross book value of approximately $708 million. In connection with its purchase of our U.S. consumer credit receivable portfolio, Synchrony Bank has also agreed to acquire the participation interests held by the investors.

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

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2017	2016	2015	2017	2016
	(In millions, except percentages)
Transaction expense	$4,419	$3,346	$2,610	32%	28%
Transaction and loan losses	1,011	1,088	809	(7)%	34%
Customer support and operations	1,364	1,267	1,110	8%	14%
Sales and marketing	1,128	969	937	16%	3%
Product development	953	834	792	14%	5%
General and administrative	1,155	1,028	873	12%	18%
Depreciation and amortization	805	724	608	11%	19%
Restructuring and other charges	132	—	48	**	**
Total operating expenses	$10,967	$9,256	$7,787	18%	19%
Transaction expense rate(1)	0.98%	0.95%	0.93%
Transaction and loan loss rate(2)	0.22%	0.31%	0.29%
(1) Transaction expense rate is calculated by dividing transaction expense by TPV
(2) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV
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

Transaction expense increased by $1.1 billion, or 32%, in 2017 compared to 2016, and increased by $736 million, or 28%, in 2016 compared to 2015. The increase in transaction expense in 2017 was primarily attributable to an increase in TPV of 27% and higher assessments charged by payment processors and other financial institutions. The increase in transaction expense in 2016 was primarily attributable to an increase in TPV of 26%.

The increase in our transaction expense rate in 2017 compared to 2016 was due primarily to higher assessments charged by payment processors and other financial institutions. Our transaction expense rate in 2016 increased compared to 2015 due primarily to changes in funding mix. For the years ended December 31, 2017, 2016 and 2015, approximately 2% of TPV was funded with PayPal Credit. For the years ended December 31, 2017, 2016 and 2015, approximately 44%, 45%, and 45% of TPV, respectively, was generated outside of the U.S. Interest expense on borrowings incurred to finance our portfolio of loans receivable, included in transaction expense, was not material for the years ended December 31, 2017, 2016 and 2015.
Transaction and loan losses

Transaction losses include the expense associated with our customer protection programs, fraud, and chargebacks. Loan losses include the losses associated with our consumer and merchant loans receivable portfolio, except loans and interest receivable, held for sale. Our transaction and loan losses fluctuate depending on many factors, including TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchant sellers. Additionally, prior to the distribution we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual amount of protection losses associated with eBay's customer protection programs that we administered and funded on behalf of eBay, which were included as a reduction of transaction and loan losses. Recoveries associated with protection losses incurred on eligible eBay purchases during the year ended December 31, 2015 were $27 million. Following the distribution, we no longer administer eBay's customer protection programs or recover amounts from eBay associated with protection losses incurred on eligible eBay purchases; instead, we and eBay each independently administer our own customer protection programs. Further, our customer protection programs extend to customers’ eligible purchases on eBay and therefore we have incurred and expect to continue to incur incremental costs associated with our customer protection programs following the distribution.

The components of our transaction and loan losses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,			Percent Increase/(Decrease)
	2017	2016	2015	2017	2016
	(In millions, except percentages)
Transaction losses	$823	$655	$511	26%	28%
Loan losses	188	433	298	(57)%	45%
Transaction and loan losses	$1,011	$1,088	$809	(7)%	34%

Transaction and loan losses decreased by $77 million, or 7%, in 2017 compared to 2016, and increased by $279 million, or 34%, in 2016 compared to 2015.

Transaction losses increased by $168 million, or 26%, in 2017 compared to 2016, and increased by $144 million, or 28%, in 2016 compared to 2015, due primarily to higher TPV. Our transaction loss rate, calculated by dividing transaction loss by TPV, in 2017 and 2016 was roughly flat compared to 2016 and 2015, respectively. The growth in transaction losses in 2016 was higher than the growth in TPV in 2016 due primarily to lower incremental costs in 2015 associated with our customer protection programs following the distribution.

Loan losses decreased by $245 million, or 57%, in 2017 compared to 2016 and increased by $135 million, or 45%, in 2016 compared to 2015. The decrease in loan losses in 2017 was due primarily to the reversal of approximately $283 million of allowance on loans receivable due to the designation of our U.S. consumer credit portfolio as held for sale. The increase in loan losses in 2016 was due primarily to an increase in the loans receivable balance year over year and additional reserves recorded in that period due to increases to forecasted principal balance delinquency rates. The total consumer loans receivable balance as of December 31, 2017, 2016 and 2015 was $326 million, $5.1 billion, and $4.0 billion, respectively, reflecting year-over-year decrease of 94% from 2016 to 2017 and an increase of 28% from 2015 to 2016. The decrease in consumer loan receivables in 2017 was due to designation of U.S. consumer credit portfolio as held for sale. The increase in consumer loans receivable in 2016 was due to the growth in the portfolio of loans receivable outstanding arising from consumers who chose PayPal Credit as a funding option and an increase in working capital advances to selected merchant sellers.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balances:

	December 31,
	2017	2016
Percent of consumer loans and interest receivables current(1)	96.0%	90.0%
Percent of consumer loans and interest receivables > 90 days outstanding(1)(2)	1.2%	4.1%
Net charge off rate(1)(3)	3.9%	6.4%
(1) Amounts as of December 31, 2017 represent loans and interest receivables due from consumer accounts not classified as held for sale and amounts as of December 31, 2016 represent total consumer loans and interest receivables including U.S. consumer receivables because they were not classified as held for sale as of that date.
(2) Represents percentage of balances which are 90 days past the billing date to the consumer.
(3) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the year.

Through our PayPal Working Capital product, we offer credit products to certain small and medium-sized merchants that are existing users of our other payment services. Total PayPal Working Capital loans, advances and fees receivable outstanding as of December 31, 2017, net of participation interest sold, were $703 million. Total PayPal Working Capital loans, advances and fees receivable outstanding as of December 31, 2016 were $558 million, reflecting a year-over-year increase of 26% due to the increase in the availability of our credit products domestically and internationally.

To assess a merchant who requests a PayPal Working Capital loan or advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay the amount of the loan or advance and fixed fee. The PRM uses multiple variables as predictors of the merchant's ability to repay a working capital loan or advance. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product, and other measures. Merchants are assigned a PRM credit score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital loan or advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. For all outstanding working capital loans and advances, we assess a participating merchant’s PRM score on a recurring basis. At December 31, 2017 and December 31, 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 619 and 625, respectively.

The number of days our PayPal Working Capital loans and advances receivables are past due is based on the current expected repayment period of the loan or advance and fixed fee as compared to an original expected repayment period. We generally calculate the repayment rate of the merchant's estimated future payment volume such that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. We monitor receivables with repayment periods greater than the original expected repayment period.

As of December 31, 2017, the total outstanding balance in our pool of Swift merchant loans, advances, interest and fees receivable was $309 million. We closely monitor credit quality for all merchant loans and advances, so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or an advance, we use, among other indicators, a risk model developed internally which utilizes information obtained from multiple data sources, both external and internal, to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fixed fee. Drivers of the model include elements sourced from a consumer credit bureau report, business credit bureau report, prior repayment history with our products where available, and other information obtained during the application process. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our internal model, plan our collection practices and strategies and in the end our determination of our allowance for these loans and advances.

For Swift business loan and advance products, the determination of delinquency, from current to 180 days past due, is based on the current expected repayment period of the loan and fixed fee payment as compared to the original expected repayment period.

The following table provides information regarding the credit quality of our merchant receivables:

	December 31,
	2017	2016
PayPal Working Capital loans and advances
Percentage of merchant receivables with PRM scores > 610	64.0%	67.7%
Percentage of merchant receivables with PRM scores < 525	16.1%	12.9%
Percent of merchant receivables within original expected repayment period	83.8%	82.8%
Percent of merchant receivables > 90 days outstanding after the end of original expected repayment period	7.1%	7.5%

Swift business loans and advances
Percent of merchant receivables within original expected repayment period	95.5%	N/A
Percent of merchant receivables > 90 days outstanding after the end of original expected repayment period	1.9%	N/A

Modifications to the acceptable risk parameters of our PayPal credit products for the periods presented did not have a material impact on our loans. For additional information, see "Note 10—Loans and Interest Receivable" in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Customer support and operations

Customer support and operations expenses include costs incurred to provide 24-hour call support to our customers, our site operations and other infrastructure costs incurred to support our Payments Platform, costs to support our trust and security programs protecting our merchants and consumers and other costs incurred related to the delivery of our products.

Customer support and operations costs increased $97 million, or 8%, in 2017 compared to 2016 and increased $157 million, or 14%, in 2016 compared to 2015. The increase in 2017 was due primarily to an increase in network infrastructure expenses and contractor and employee related expenses to support the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform. The increase in 2016 was due primarily to an increase in contractor and employee related expenses to service the growth in our active customer accounts and the number of payment transactions occurring on our Payments Platform.

Sales and marketing

Sales and marketing expenses consist primarily of customer acquisition, business development, advertising, marketing programs, and employee compensation and contractor costs to support these programs.

Sales and marketing expenses increased $159 million, or 16%, in 2017 compared to 2016 and increased $32 million, or 3%, in 2016 compared to 2015. The increase in 2017 was due primarily to higher spend on external marketing campaigns and higher employee related expenses. The increase in 2016 was due primarily to higher marketing spend related to Xoom on advertising campaigns intended to enhance our global brand recognition.

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
Product development expenses increased $119 million, or 14%, in 2017 compared to 2016 and increased $42 million, or 5%, in 2016 compared to 2015. The increase in 2017 was due primarily to an increase in employee related expenses. The increase in

2016 was due primarily to an increase in employee related expenses, driven primarily by Xoom, offset by a decrease in contractor related expenses.
General and administrative
General and administrative expenses consist primarily of costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive and other support operations. Our legal expenses, including those related to ongoing legal and regulatory proceedings, settlements, judgments and fines, may fluctuate substantially from period to period.
For the period prior to the separation, our consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to stock-based compensation. The expenses incurred by eBay were allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. The corporate costs and allocation of expenses from eBay may not be indicative of the expenses that may have been incurred had we been a separate stand-alone entity during the period presented, nor are the results stated herein indicative of the expenses we may incur in the future. Such expenses could be higher or lower. In the period presented prior to the separation, a significant portion of expenses associated with these functions and allocated to us in our consolidated financial statements are included in general and administrative expenses.

General and administrative expenses increased $127 million, or 12%, in 2017 compared to 2016 and increased $155 million, or 18%, in 2016 compared to 2015. The increase in 2017 was due primarily to an increase in employee related expenses and professional expenses, and continued investments in compliance programs. The increase in 2016 was due primarily to an increase in employee expenses, contractor related expenses incurred to operate as an independent public company, and continued investments in compliance programs.

Depreciation and amortization

The primary components of our depreciation and amortization expenses include the depreciation and amortization of software, including the amortization of capitalized software and website development costs, amortization of equipment used to deliver our services and the amortization of acquired intangible assets.

Depreciation and amortization expenses increased $81 million, or 11%, in 2017 compared to 2016, and increased $116 million, or 19%, in 2016 compared to 2015. The increases in 2017 and 2016 were due primarily to additional depreciation expenses associated with investments in our technology platform. Amortization expense for intangible assets was $126 million, $150 million and $93 million in the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in amortization of acquired intangibles in 2017 was due primarily to lower amortization expense resulting from fully amortized assets. Additionally, the increase in depreciation and amortization in 2017 was partially attributable to an impairment charge of $30 million related to a portion of the acquired customer-related intangible assets. For additional information, see “Note 4—Goodwill and Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The increase in amortization of intangibles in 2016 was due primarily to our acquisitions completed in 2015.

Restructuring and other charges

Restructuring and other charges consist of restructuring expenses and cost adjustments related to our loans and receivables, held for sale portfolio. Restructuring and other charges increased by $132 million in 2017 compared to 2016 due to restructuring charges of $40 million and cost adjustments of $92 million related to our loans and receivables, held for sale portfolio.

In the first quarter of 2017, management approved a plan to implement a strategic reduction of the existing global workforce which was substantially completed by the end of 2017. We recognized $40 million of restructuring expenses during the year ended December 31, 2017. No restructuring expenses were recognized in 2016. In January 2015, at a regular meeting of eBay’s board of directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was completed by the end of 2015 primarily impacting sales and marketing and product development expenses. Restructuring expenses were $48 million in 2015.

Subsequent to the designation as held for sale of the U.S. consumer credit receivables portfolio in November 2017, approximately $92 million related to adjustments to the cost basis, which are primarily driven by charge offs against those loans and interest receivables, were recorded in restructuring and other charges during the year ended December 31, 2017.

Income Tax Expense

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional estimate of discrete net tax expense of $180 million in the period ended December 31, 2017. This discrete expense consists of provisional estimates of $1,468 million net expense for the Transition Tax payable in installments over eight years, $1,295 million net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $7 million net expense for remeasurement of our deferred tax assets/liabilities for the corporate rate reduction and changes in our valuation allowance.

We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017.

Our effective tax rate was 18% in 2017, 14% in 2016, and 17% in 2015. The increase in our effective tax rate in 2017 was primarily due to discrete net tax expense recorded for U.S. tax reform, partially offset by the adoption of the new stock-based compensation accounting standard in 2017. The decrease in our effective tax rate during 2016 compared to 2015 was due primarily to favorable discrete tax adjustments during the year ended December 31, 2016 and other separation-related costs incurred during the year ended December 31, 2015. See “Note 17—Income Taxes” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our effective tax rate.

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

•
Certain other significant gains, losses, benefits, or charges that are not indicative of our core operating results. These are significant gains, losses, benefits, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly in the future. We exclude these amounts from our non-GAAP results because management does not believe they are indicative of our ongoing operating results.

•
Tax effect of non-GAAP adjustments. This adjustment is made to present stock-based compensation and the other amounts described above on an after-tax basis consistent with the presentation of non-GAAP net income.

The following table provides reconciliations of our consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
GAAP net revenues	$13,094	$10,842	$9,248
Other(1)	(39)	—	—
Non-GAAP net revenues	$13,055	$10,842	$9,248
(1) Elimination of allowance on interest receivable due to the U.S. consumer credit portfolio designation as held for sale.

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
GAAP operating income	$2,127	$1,586	$1,461
Stock-based compensation expense and related employer payroll taxes	761	455	356
Amortization of acquired intangible assets(1)	129	133	85
Separation	—	—	15
Restructuring	40	—	48
Other(2)	(302)	—	—
Acquisition related transaction expense	—	—	10
Total non-GAAP operating income adjustments	628	588	514
Non-GAAP operating income	$2,755	$2,174	$1,975
Non-GAAP operating margin	21%	20%	21%
(1) Includes $30 million impairment related to a portion of acquired TIO customer-related intangible assets in 2017.
(2) Includes elimination of allowance on loans receivable ($283 million), allowance on interest receivable ($39 million) due to the U.S. consumer credit portfolio designation as held for sale and certain fees associated with the sale ($5 million), and impairment of an investment in an intellectual property fund ($15 million).

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
GAAP income before income taxes	$2,200	$1,631	$1,488
GAAP income tax expense	405	230	260
GAAP net income	1,795	1,401	1,228
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	$628	$588	$514
Other(1)	224	—	—
Separation (other income and expense)	—	—	(12)
Tax effect of non-GAAP adjustments	(329)	(164)	(142)
Non-GAAP net income	$2,318	$1,825	$1,588

GAAP income tax expense	$405	$230	$260
Non-GAAP tax adjustments	105	164	142
Non-GAAP income tax expense	$510	$394	$402

GAAP net income per diluted share	$1.47	$1.15	$1.00
Non-GAAP net income per diluted share	$1.90	$1.50	$1.29
Shares used in GAAP diluted share calculation(2)(3)	1,221	1,218	1,229
Shares used in non-GAAP diluted share calculation(2)(3)	1,221	1,218	1,229

GAAP effective tax rate	18%	14%	17%
Tax effect of non-GAAP adjustments to net income	—%	4%	3%
Non-GAAP effective tax rate	18%	18%	20%
(1) Tax expense related to the Tax Act ($180 million) and intra-entity transfer of intellectual property ($44 million).
(2) On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date.
(3) The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.

In addition to the non-GAAP measures discussed above, we also use free cash flow to assess our performance. Free cash flow represents cash flows from operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property and equipment, and including investments in our Payments Platform, which can then be used to, among other things, invest in our business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by operating activities	$2,531	$3,158	$2,546
Less: Purchases of property and equipment	(667)	(669)	(722)
Free cash flow	$1,864	$2,489	$1,824

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investments as of December 31, 2017 and December 31, 2016:

	Year Ended December 31,
	2017	2016
	(In millions)
Cash, cash equivalents and investments(1)(2)	$7,487	$6,447
(1) Excludes assets related to customer accounts of $18.2 billion and $14.4 billion at December 31, 2017 and December 31, 2016, respectively.
(2) Excludes total restricted cash of $81 million and $17 million at December 31, 2017 and December 31, 2016, respectively, and cost method investments of $88 million and $50 million as of December 31, 2017 and December 31, 2016, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries were $6.1 billion as of December 31, 2017 and $5.0 billion at December 31, 2016, or 81% and 78% of our total cash, cash equivalents and investments as of those respective dates. At December 31, 2017 all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time transition tax as further discussed in “Note 17—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Subsequent repatriations will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax.

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of December 31, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes of us and our subsidiaries.

Loans under the 2017 Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.25 percent or (ii) a formula based on the agent bank's prime rate, the NYFRB rate (the greater of the federal funds effective rate and the overnight bank funding rate) or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.25 percent. The 2017 Credit Agreement will terminate and all amounts owing thereunder will be due and payable in December 2018, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Subject to certain exceptions, if we were to issue debt securities or enter into a credit facility, a corresponding portion of the aggregate commitments and outstanding loans under the 2017 Credit Agreement will be terminated and be required to be paid, as applicable. The 2017 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

As of December 31, 2017, $1.0 billion was outstanding under the 2017 Credit Agreement at an interest rate of 2.78% (one month LIBOR plus a margin of 1.125%). Accordingly, at December 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2017 Credit Agreement, subject to customary conditions to borrowing.

The company maintains uncommitted credit facilities in various regions throughout the world, aggregating to approximately $250 million. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2017, no amounts were outstanding under these facilities, and therefore, approximately $250 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement (“2015 Credit Agreement” and collectively with the 2017 Credit Agreement, the "Credit Agreements") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million.

Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of December 31, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

Loans under the 2015 Credit Agreement will bear interest at either (i) LIBOR plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to certain conditions stated in the 2015 Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the 2015 Credit Agreement. The 2015 Credit Agreement will terminate and all amounts owing thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The 2015 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

During the third quarter of 2017, we drew down $800 million under the 2015 Credit Agreement, which was repaid during the fourth quarter of 2017. As of December 31, 2017, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at December 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of December 31, 2017, we had a total of $3.3 billion in cash withdrawals offsetting our $3.3 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In March 2016, as approved by management and our Luxembourg banking subsidiary's Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. In the fourth quarter of 2017, an additional amount of $700 million of European customer balances held in our Luxembourg banking subsidiary was approved and designated to be used to extend credit to our U.S. consumers. These funds were classified as cash and cash equivalents in our consolidated balance sheet on the date of designation and represent approximately 30% of European customer balances potentially available for corporate use by us at December 31, 2017 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. Following the closing of this transaction, which is expected to occur in the third quarter of 2018, Synchrony Bank will become the exclusive issuer of the PayPal credit online consumer financing program in the U.S., and we will no longer hold an ownership interest in the receivables generated through the program (other than charged off receivables).

As of December 31, 2017, we continue to be rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under the Credit Agreements. The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.18% and 0.19% of TPV. Historical trends may not be an indication of future results.

In January 2016, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program became effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

During the year ended December 31, 2017, we repurchased approximately $1.0 billion of our common stock under our January 2016 and April 2017 stock repurchase programs. As of December 31, 2017, a total of approximately $5.0 billion remained available for future repurchases of our common stock under our April 2017 stock repurchase program. During the year ended December 31, 2016, we repurchased approximately $995 million of our common stock under our January 2016 stock repurchase program. As of December 31, 2016, a total of approximately $1.0 billion remained available for future repurchases of our common stock under our January 2016 stock repurchase program.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Note 13—Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to fund our operating activities, anticipated capital expenditures, and PayPal credit products for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, repurchase shares under our share repurchase program, or reduce our cost of capital.

Cash Flows

In March 2016, we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. In the fourth quarter of 2017, an additional amount of $700 million of European customer balances held in our Luxembourg banking subsidiary was approved and designated to be used to extend credit to our U.S. consumers. We have presented changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts which includes purchases of investments, maturities and sales of investments and changes in funds receivable and customer accounts. We have elected to conform the prior period statement of cash flows to the current period presentation to enhance transparency and provide comparability. See “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the effects of the changes on the presentation of our statement of cash flows to our previously reported consolidated statement of cash flows.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in):
Operating activities	$2,531	$3,158	$2,546
Investing activities	(5,358)	(4,999)	(8,038)
Financing activities	4,084	2,038	4,728
Effect of exchange rates on cash and cash equivalents	36	—	(44)
Net increase/(decrease) in cash and cash equivalents	$1,293	$197	$(808)

Operating Activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and loan losses and actual cash transaction losses incurred, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization and stock-based compensation. The cash impact from actual transaction losses incurred during a period is reflected as a negative impact to changes in other assets and liabilities in cash from operating activities. The expenses recognized during the period for provision for loan losses are estimates of probable incurred losses on our consumer and merchant credit products (excluding the U.S. consumer credit portfolio from and after November 2017). Actual charge-offs of receivables related to our consumer and merchant credit products (excluding the U.S. consumer credit portfolio from and after November 2017) have no impact on cash from operating activities.

We generated cash from operating activities of $2.5 billion in 2017 due primarily to operating income of approximately $2.1 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.5 billion during 2017. Adjustments for non-cash expenses related to the provision for transaction and loan losses were approximately $1.0 billion during 2017. The cash generated from operating activities was negatively impacted by adjustments for non-cash expenses related to deferred income taxes of approximately $1.3 billion during 2017. The cash generated from operating activities was negatively impacted by changes in working capital primarily related to loans and interest receivable held for sale, net of $1.3 billion due to changes in the presentation of originations and collections on loans within the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017, which are now presented in operating activities instead of investing activities, offset by changes in other assets and liabilities of $634 million. Collections on the U.S. consumer credit portfolio for originations that occurred prior to November 2017 will continue to be reflected in investing activities.

We generated cash from operating activities of $3.2 billion in 2016 due primarily to operating income of approximately $1.6 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $1.1 billion during 2016. Adjustments for non-cash expenses related to the provision for transaction and loan losses were approximately $1.1 billion during 2016. The cash generated from operating activities was negatively impacted by changes in working capital primarily related to transaction loss allowance for cash losses, net.

We generated cash from operating activities of $2.5 billion in 2015 due primarily to operating income of approximately $1.5 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation (including excess tax benefits from stock-based compensation) were approximately $928 million during 2015. Adjustments to non-cash expenses related to transaction and loan losses were approximately $809 million during 2015. The cash generated from operating activities was negatively impacted by changes in working capital primarily related to actual transaction losses paid during the period. Additional uses of cash impacting cash generated from operating activities include net cash outflows relating to settlement of eBay payables and receivables of approximately $96 million and increases in accounts receivable of approximately $22 million.

Cash paid for income taxes in 2017, 2016 and 2015 was $117 million, $48 million and $216 million, respectively.

Investing Activities

Cash flows from investing activities includes purchases, maturities and sales of investments, cash paid for acquisitions, purchases and sales of property and equipment, changes in principal loans receivable, funds receivable and customer accounts. For periods prior to the distribution, it also includes notes payable and receivable from eBay.

The net cash used in investing activities of $5.4 billion in 2017 was due primarily to purchases of investments of $19.4 billion, increase in funds receivable and customer accounts of $2.5 billion including the reclassification of $700 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents, changes in principal loans receivable portfolio (net of collections) originated through our consumer and merchant credit products excluding originations and collections pertaining to the U.S. consumer credit portfolio from and after November 2017 which are now presented in operating activities, of $920 million, acquisitions, net of cash acquired of $323 million, and purchases of property and equipment of $667 million. These net cash outflows were offset by maturities and sales of investments of $18.5 billion. Collections on the U.S. consumer credit portfolio for originations that occurred prior to November 2017 will continue to be reflected in investing activities.

The net cash used in investing activities of $5.0 billion in 2016 was due primarily to purchases of investments of $21.0 billion, increases in our loan receivable portfolio (net of collections) originated through our PayPal credit products of $1.5 billion, purchases of property and equipment of $669 million and net increases in funds receivable from customers and customer accounts of $176 million, including the reclassification of $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents. These net cash outflows were offset by maturities and sales of investments of $18.4 billion.
The net cash used in investing activities of $8.0 billion in 2015 was due primarily to purchases of investments of $21.6 billion, acquisitions, net of cash acquired of $1.2 billion, increases in our loan receivable portfolio (net of collections) originated through our PayPal credit products of $819 million, and purchases of property and equipment of $722 million. These net cash outflows were offset in part by maturities and sales of investments of $16.1 billion and net cash inflows relating to receivables from eBay of $575 million.
Financing Activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings net of repayments under financing arrangements, funds payable and amounts due to customers, and excess tax benefits from stock based compensation (for periods prior to 2017). For periods prior to the distribution, it also includes contribution from eBay.

The net cash provided by financing activities of $4.1 billion in 2017 was due primarily to increases in funds payable and amounts due to customers of $4.3 billion and borrowings of $1.0 billion, partially offset by repayment of a loan of $170 million assumed in connection with our acquisition of Swift Financial, the repurchase of $1.0 billion of our common stock under our stock repurchase programs and tax withholdings related to net share settlement of equity awards of $166 million.

The net cash provided by financing activities of $2.0 billion in 2016 was due primarily to increases in funds payable and amounts due to customers of $3.0 billion, offset in part by the repurchase of $995 million of our common stock under our stock repurchase program.

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

Free cash flow was $1.9 billion in 2017, a decrease of $625 million from 2016. The decrease in free cash flow during the period was primarily due to lower cash generated from operating activities of $627 million, which was impacted by the change in presentation from investing activities to operating activities of originations and collections on the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017. Free cash flow generated during 2017 was used for repurchasing our common stock under our stock repurchase programs, funding our credit portfolio, acquisitions and general business purposes.

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

Effect of Exchange Rates on Cash

The positive effect of currency exchange rates on cash and cash equivalents during 2017 of $36 million was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. Currency exchange rates did not have a material impact on cash and cash equivalents in 2016. The negative effect of currency exchange rates on cash and cash equivalents during 2015 of $44 million was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Future Liquidity and Obligations

As of December 31, 2017, approximately $26.4 billion of unused credit was available to PayPal Credit account holders compared to $28.8 billion of unused credit as of December 31, 2016. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of our U.S. PayPal Credit consumer products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account. Upon the closing of the sale of our loans and interest receivables, held for sale, which is expected to occur in the third quarter of 2018, we will no longer purchase receivables related to the U.S. consumer loans extended by the chartered financial institution.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2017 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Total
Payments Due During the Year Ending December 31,	(In millions)
2018	$287	$119	$—	$406
2019	137	112	127	376
2020	65	82	117	264
2021	4	62	117	183
2022	3	50	117	170
Thereafter	19	130	990	1,139
	$515	$555	$1,468	$2,538

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services and construction contracts) and other goods and services entered into in the ordinary course of business.

•
Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•
Transition Tax represents the one-time mandatory tax on previously deferred foreign earnings under the Tax Act, as further discussed in “Note 17—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $383 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2017.
Seasonality
The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2017, 2016 or 2015 accounted for more than 30% of annual net revenue.

Critical Accounting Policies and Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection and disclosure of these estimates with the Audit, Risk and Compliance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.

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

Transaction and loan losses

Transaction and loan losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and loan losses fluctuate depending on many factors, including: total TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our PayPal credit products, which include our PayPal Credit consumer product and merchant loans and advances consisting of PayPal Working Capital and Swift business loans and advances to merchant sellers.
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
We also establish an allowance for loans receivable, which represents our estimate of probable incurred loan losses inherent in our consumer loans receivable and merchant loans and advances. Increases to the allowance for loans receivable are reflected as transaction and loan losses in our consolidated financial statements. This evaluation process is subject to numerous estimates and judgments. In connection with the pending sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, and the designation of that portfolio as held for sale in November 2017, we released corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loan receivables from and after November

2017 will not be established. Adjustments to the cost basis of this portfolio, which are primarily driven by charge offs, are recorded in restructuring and other charges in our consolidated statement of income. For our consumer loan receivables not subject to the sale agreement with Synchrony Bank, consisting primarily of our international consumer receivables, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to the principal amount of our international consumer receivables for each stage of delinquency, from current to 180 days past the payment due date, in order to estimate the principal loans which have incurred losses and are probable to be charged off. For merchant loans and advances receivable, that includes PayPal Working Capital and Swift business loan and advance products, the allowance is primarily based on principal balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model.
The determination of delinquency, from current to 180 days past due, for principal balances related to merchant loans and advances is based on the current expected repayment period of the loan or advance and interest or fixed fee as compared to the original expected repayment period. For PayPal Working Capital product we calculate the repayment rate based on the merchant's expected future payment volume such that repayment of the advance and fixed fee is typically expected to occur within 9 to 12 months from the date of the loan or advance. On a regular basis, we recalculate the repayment period based on the actual repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes.
The allowance for loss against the interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for fees receivable is recognized as a reduction in deferred revenues included in other current liabilities in our consolidated balance sheet.

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. We charge off the PayPal Working Capital receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the updated repayment period is 360 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until such time as they are charged off, with the portion of the reserve related to the interest receivable balance classified as a reduction of revenue for international consumers and recorded in restructuring and other charges for the U.S. consumer receivables, in our consolidated statement of income. For Swift business loan and advance products, we charge off the receivable when the repayments are 180 days past our expectation of repayments. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Determining appropriate allowances for these losses is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2017, an aggregate ten percent increase in our transaction and loan loss rate would negatively impact transaction and loan losses by approximately $101 million.

Accounting for Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through new provisions under the Tax Act such as the new GILTI tax and BEAT or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations.
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

Based on our results for the year ended December 31, 2017, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $22 million.

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

As of December 31, 2017 and 2016, approximately 39% and 25%, respectively, of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the fourth quarter of 2017, we entered into an unsecured $3.0 billion, 364 day delayed-draw term loan credit facility, which is available in up to three borrowings ("2017 Credit Agreement"). In the third quarter of 2015, we entered into a $2.0 billion senior unsecured credit facility maturing in 2020 ("2015 Credit Agreement"). The company maintains uncommitted credit facilities in various regions throughout the world, aggregating to approximately $250 million.

Borrowings under the 2017 Credit Agreement and 2015 Credit Agreement, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2017, $1.0 billion was outstanding under the 2017 Credit Agreement at an interest rate of 2.78% (one month LIBOR plus a margin of 1.125%). Accordingly, at December 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2017 Credit Agreement, subject to customary conditions to borrowing. As of December 31, 2017, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement or uncommitted facilities.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowance for loan and interest receivable, which could have an adverse effect on our net income.

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at December 31, 2017 and 2016.

Foreign Currency Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 8—Derivative Instruments” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2017 and 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $536 million and $341 million lower, respectively. If the U.S. dollar strengthened by 20% at December 31, 2017 and 2016, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $536 million and $341 million higher, respectively.

We have an additional foreign exchange management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts.

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $243 million and $160 million at December 31, 2017 and 2016, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of December 31, 2017 would have positively impacted income before income taxes by approximately $211 million, resulting in a net negative impact of approximately $32 million. Foreign currency exchange contracts in place as of December 31, 2016 would have positively impacted income before income taxes by approximately $128 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in currency exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Price Risk

As of December 31, 2017 and 2016, our cost method investments totaled $88 million and $50 million, respectively, which represented approximately 1% of our total cash and investment portfolio and were primarily related to cost method investments in privately held companies. As of December 31, 2017 and 2016, we did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2017, 2016 and 2015 and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10‑K are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management's report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets	66
Consolidated Statements of Income	67
Consolidated Statements of Comprehensive Income	68
Consolidated Statements of Stockholders' Equity	69
Consolidated Statements of Cash Flows	70
Notes to Consolidated Financial Statements	72

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	119
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 7, 2018

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,883	$1,590
Short-term investments	2,812	3,385
Accounts receivable, net	283	214
Loans and interest receivable, net of allowances of $129 in 2017 and $339 in 2016	1,314	5,348
Loans and interest receivable, held for sale	6,398	—
Funds receivable and customer accounts	18,242	14,363
Prepaid expenses and other current assets	713	833
Total current assets	32,645	25,733
Long-term investments	1,961	1,539
Property and equipment, net	1,528	1,482
Goodwill	4,339	4,059
Intangible assets, net	168	211
Other assets	133	79
Total assets	$40,774	$33,103
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$257	$192
Notes payable	1,000	—
Funds payable and amounts due to customers	19,742	15,163
Accrued expenses and other current liabilities	1,781	1,459
Income taxes payable	83	64
Total current liabilities	22,863	16,878
Deferred tax liability and other long-term liabilities	1,917	1,513
Total liabilities	24,780	18,391
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,200 and 1,207 shares outstanding as of December 31, 2017 and 2016, respectively	—	—
Treasury stock at cost, 47 and 27 shares as of December 31, 2017 and 2016, respectively	(2,001)	(995)
Additional paid-in-capital	14,314	13,579
Retained earnings	3,823	2,069
Accumulated other comprehensive income (loss)	(142)	59
Total equity	15,994	14,712
Total liabilities and equity	$40,774	$33,103
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions, except for per share amounts)
Net revenues	$13,094	$10,842	$9,248
Operating expenses:
Transaction expense	4,419	3,346	2,610
Transaction and loan losses	1,011	1,088	809
Customer support and operations	1,364	1,267	1,110
Sales and marketing	1,128	969	937
Product development	953	834	792
General and administrative	1,155	1,028	873
Depreciation and amortization	805	724	608
Restructuring and other charges	132	—	48
Total operating expenses	10,967	9,256	7,787
Operating income	2,127	1,586	1,461
Other income (expense), net	73	45	27
Income before income taxes	2,200	1,631	1,488
Income tax expense	405	230	260
Net income	$1,795	$1,401	$1,228

Net income per share:
Basic	$1.49	$1.16	$1.00
Diluted	$1.47	$1.15	$1.00

Weighted average shares:
Basic	1,203	1,210	1,222
Diluted	1,221	1,218	1,229
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net income	$1,795	$1,401	$1,228
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	43	(15)	(37)
Unrealized (losses) gains on investments, net	(7)	11	(16)
Tax benefit (expense) on unrealized gains/losses on investments, net	1	(1)	3
Change in unrealized gains/losses on hedging activities, net	(242)	74	(69)
Tax benefit (expense) on unrealized gains/losses on hedging activities, net	4	(1)	—
Other comprehensive (loss) income, net of tax	(201)	68	(119)
Comprehensive income	$1,594	$1,469	$1,109
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
Balances at December 31, 2014	1,218	$—	$—	$8,138	$110	$—	$8,248
Net income	—	—	—	560	—	668	1,228
Net transfers from eBay	—	—	—	4,143	—	—	4,143
Foreign currency translation	—	—	—	—	(37)	—	(37)
Unrealized losses on investments, net	—	—	—	—	(16)	—	(16)
Tax benefit on unrealized losses on investments, net	—	—	—	—	3	—	3
Change in unrealized gains (losses) on hedging activities, net	—	—	—	—	(69)	—	(69)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	64	—	—	—	64
Stock-based compensation	—	—	185	—	—	—	185
Stock-based compensation tax impact	—	—	10	—	—	—	10
Reclassification of net parent investment in connection with separation	—	—	12,841	(12,841)	—	—	$—
Balances at December 31, 2015	1,224	$—	$13,100	$—	$(9)	$668	$13,759
Net income	—	—	—	—	—	1,401	1,401
Foreign currency translation	—	—	—	—	(15)	—	(15)
Unrealized losses on investments, net	—	—	—	—	11	—	11
Tax benefit on unrealized losses on investments, net	—	—	—	—	(1)	—	(1)
Change in unrealized gains/losses on hedging activities, net	—	—	—	—	74	—	74
Tax expense on unrealized gains on hedging activities, net	—	—	—	—	(1)	—	(1)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	10	—	(10)	—	—	—	(10)
Common stock repurchased	(27)	(995)	—	—	—	—	(995)
Stock-based compensation	—	—	449	—	—	—	449
Stock-based compensation tax impact	—	—	40	—	—	—	40
Balances at December 31, 2016	1,207	$(995)	$13,579	$—	$59	$2,069	$14,712
Net income	—	—	—	—	—	1,795	1,795
Foreign currency translation	—	—	—	—	43	—	43
Unrealized losses on investments, net	—	—	—	—	(7)	—	(7)
Tax benefit on unrealized losses on investments, net	—	—	—	—	1	—	1
Change in unrealized gains/losses on hedging activities, net	—	—	—	—	(242)	—	(242)
Tax expense on unrealized gains on hedging activities, net	—	—	—	—	4	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	13	—	(21)	—	—	—	(21)
Common stock repurchased	(20)	(1,006)	—	—	—	—	(1,006)
Stock-based compensation	—	—	756	—	—	—	756
Income tax adjustment for intra entity transfers	—	—	—	—	—	(41)	(41)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$—	$(142)	$3,823	$15,994
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$1,795	$1,401	$1,228
Adjustments:
Transaction and loan losses	1,011	1,088	809
Depreciation and amortization	805	724	608
Stock-based compensation	733	438	346
Deferred income taxes	(1,299)	52	127
Excess tax benefits from stock-based compensation	—	(40)	(26)
Gain on sale of principal loans receivable held for sale, net	(25)	(24)	(40)
Cost basis adjustments to loans and interest receivable held for sale	92	—	—
Changes in assets and liabilities:
Accounts receivable	12	(77)	(22)
Receivable from eBay	—	—	121
Changes in loans and interest receivable held for sale, net	(1,308)	24	14
Transaction loss allowance for cash losses, net	(817)	(643)	(493)
Other current assets and non-current assets	(188)	(145)	(384)
Accounts payable	62	11	12
Payable to eBay	—	—	(217)
Income taxes payable	19	69	40
Other current liabilities and non-current liabilities	1,639	280	423
Net cash provided by operating activities	2,531	3,158	2,546
Cash flows from investing activities:
Purchases of property and equipment	(667)	(669)	(722)
Proceeds from sales of property and equipment	—	—	26
Changes in principal loans receivable, net	(920)	(1,523)	(819)
Purchases of investments	(19,418)	(21,041)	(21,626)
Maturities and sales of investments	18,450	18,429	16,148
Acquisitions, net of cash acquired	(323)	(19)	(1,225)
Funds receivable and customer accounts	(2,480)	(176)	(395)
Notes payable and receivable from eBay	—	—	575
Net cash used in investing activities	(5,358)	(4,999)	(8,038)
Cash flows from financing activities:
Proceeds from issuance of common stock	144	109	75
Purchases of treasury stock	(1,006)	(995)	—
Excess tax benefits from stock-based compensation	—	40	26
Contribution from eBay	—	—	3,858
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(166)	(118)	(18)
Borrowings under financing arrangements, net of repayments	820	(21)	(862)
Funds payable and amounts due to customers	4,292	3,023	1,649
Net cash provided by financing activities	4,084	2,038	4,728
Effect of exchange rate changes on cash and cash equivalents	36	—	(44)
Net increase (decrease) in cash and cash equivalents	1,293	197	(808)
Cash and cash equivalents at beginning of period	1,590	1,393	2,201
Cash and cash equivalents at end of period	$2,883	$1,590	$1,393

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$6	$4	$16
Cash paid for income taxes	$117	$48	$216
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. We also facilitate person-to-person payments through our PayPal, Venmo and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and Paydiant products, compose our proprietary Payments Platform. The terms “we,” “our,” “us,” “the Company,” and “PayPal” mean PayPal Holdings, Inc. and, unless otherwise expressly stated or the context requires, its subsidiaries.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning with the first quarter of 2016, we reclassified certain operating expenses in our consolidated statements of income to better align our external and internal financial reporting. These classification changes relate primarily to real estate and information technology operating expenses that were previously allocated among customer support and operations expense, sales and marketing expense and product development expense. As of the first quarter of 2016, our management did not allocate these operating expenses for internal financial reporting and general management of the business, and we therefore discontinued this allocation for external financial reporting purposes. As a result, starting with the first quarter of 2016, these operating expenses were reported as part of general and administrative expenses. These changes have no impact on the previously reported consolidated net income for prior periods, including total operating expenses, financial position or cash flows for any periods presented, and do not eliminate any of the costs allocated to us by eBay for any periods prior to the separation. Prior period amounts have been reclassified to conform to the current period presentation.

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
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the consolidated financial statements for all periods presented. We have evaluated all subsequent events through the date the financial statements were issued. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2017.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses, including allocations from eBay, during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are composed of primarily bank deposits, government and agency securities and commercial paper.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Short-term investments include time deposits, government and agency securities and corporate debt securities with original maturities of greater than three months but less than one year when purchased. Government and agency securities and corporate debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

Long-term investments include corporate debt securities, government and agency securities and cost method investments with maturities exceeding one year. Corporate debt securities and government and agency securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

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

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. If any impairment is considered other-than-temporary, we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, and whether we expect to recover the entire amortized cost basis of the security (that is, whether a credit loss exists).

Loans and interest receivable, held for sale
In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of the decision to sell these receivables from our Board of Directors, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value, determined on an aggregate basis. Following the closing of this transaction, which is expected to occur in the third quarter of 2018, Synchrony Bank will become the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we will no longer hold an ownership interest in the receivables generated through the program (other than charged off receivables). This transaction will be accounted for as a sale, and the receivables will no longer be reported on our consolidated financial statements.

Loans and interest receivable, held for sale, represents consumer receivables originated under PayPal credit consumer accounts that are subject to the sale agreement with Synchrony Bank. Until the transaction with Synchrony Bank closes, we will continue to work with independent chartered financial institutions to extend credit to U.S. consumers using our PayPal credit product. We purchase the related receivables extended by an independent chartered financial institution and are responsible for the related servicing functions. During the years ended December 31, 2017 and 2016, we purchased approximately $8.7 billion and $7.4 billion, respectively, in U.S. consumer credit receivables.

As part of the arrangements with the independent chartered financial institutions in the U.S., we sell back a participation interest in the pool of consumer receivables outstanding under PayPal Credit consumer accounts. For this arrangement, gains or losses on the sale of the participation interest are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. However, we have a separate arrangement with certain investors under which we sell to these investors a participation interest in certain consumer loans receivable that we purchased where the consideration received exceeds the carrying amount of the participation interest sold, which results in a gain reflected as net revenues in our consolidated financial statements. The independent chartered financial institution and other investors have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of the participation interest for which control has been surrendered. In connection with its purchase of our U.S. consumer credit receivable portfolio, Synchrony Bank has also agreed to acquire the participation interests held in the pool of consumer receivables held by the chartered financial institution and other investors.

The terms of our consumer relationships require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

Loans and interest receivable, net

Loans and interest receivable, net represents consumer loans not classified as held for sale and merchant receivables originated under our PayPal Working Capital product and Swift merchant loan and advance products. In the U.S., we work with independent chartered financial institutions that extend credit to the consumer or merchant using our PayPal Working Capital product and Swift merchant loan product, and purchase the related receivables extended by the independent chartered financial institutions. During the years ended December 31, 2017 and 2016, we purchased approximately $1.5 billion and $1.0 billion, respectively, in credit receivables.

For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary.

As part of our arrangements with independent chartered financial institutions in the U.S., we sell back a participation interest in the pool of merchant receivables outstanding under the PayPal Working Capital program for merchants. For this arrangement, gains or losses on the sale of the participation interest are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. The independent chartered financial institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of the participation interest for which control has been surrendered.

Loans, advances, interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We maintain the servicing rights for the entire pool of consumer and merchant receivables outstanding and receive a fee approximating the fair value for servicing the assets underlying the participation interest sold.

Allowance for loans and interest receivable
In connection with the pending sale of our U.S. consumer credit receivables to Synchrony Bank, and the designation of that portfolio as held for sale, we reversed the corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loans and interest receivables held for sale will not be established. Adjustments to the cost basis of this portfolio, which are primarily driven by charge-offs, will be recorded in restructuring and other charges in our consolidated statement of income.

The allowance for loans and interest receivable represents management’s estimate of incurred losses inherent in our portfolio of loans and receivables, net. Increases to the allowance for loans receivables are reflected as transaction and loan losses in our consolidated financial statements. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and judgments.

For our consumer loans receivable not classified as held for sale, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to the principal amount of our consumer receivables for each stage of delinquency, from

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current to 180 days past the payment due date, in order to estimate the principal loans which have incurred losses and are probable to be charged off.

For merchant loans and advances receivable, the allowance is primarily based on principal balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model. The determination of delinquency, from current to 180 days past due, for principal balances related to merchant receivables outstanding is based on the current expected repayment period of the loan or advance and interest or fixed fee as compared to the original expected repayment period.

For PayPal Working Capital loans and advances, we calculate the repayment rate based on the merchant's expected future payment volume such that repayment of the advance and fixed fee is typically expected to occur within 9 to 12 months from the date of the advance. On a regular basis, we recalculate the repayment period based on the actual repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes.

The allowance for loss against interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable are reflected as a reduction of net revenues in our consolidated statement of income. Increases to the allowance for fees receivable are recognized as a reduction in deferred revenues included in other current liabilities in our consolidated balance sheet.

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. We charge off PayPal Working Capital merchant receivable when the updated repayment period is 180 days past the original expected repayment period and the merchant has not made a payment in the last 60 days. We also charge off the PayPal Working Capital merchant receivable when the updated repayment period is 360 days past the original expected repayment period regardless of whether or not the merchant has made a payment within the last 60 days. We charge off Swift merchant loans and advances when the repayments are 180 days past our expectation of repayments.

Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Consumer loans receivable past the payment due date continue to accrue interest until such time as they are charged off. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Customer accounts

We hold all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on our consolidated balance sheet as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we use the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheet. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers.

In March 2016, as approved by management and our Luxembourg banking subsidiary Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. In the fourth quarter of 2017, an additional amount of $700 million of European customer balances held in our Luxembourg banking subsidiary was approved and designated to be used to extend credit to our U.S. consumers. This is consistent with our strategy of diversifying funding sources for our credit business and does not represent a change in our credit business development strategy or risk appetite. These funds were classified as cash and cash equivalents in our consolidated balance sheet on the date of designation and collectively represent approximately 30% of European customer balances potentially available for corporate use by the Company at December 31, 2017 as determined by applying financial regulations maintained by the CSSF. The remaining assets underlying the customer balances remain separately classified as customer accounts in our consolidated balance sheet. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities and U.S. and foreign government and agency securities. See “Note 5—Funds Receivable and Customer Accounts” for additional information related to customer accounts.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, we have presented changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts. We have elected to conform the prior year statement of cash flows to the current period presentation to provide comparability. The following table presents the effects of the changes on the presentation of the statement of cash flows to the previously reported cash flows from investing activities and cash flows from financing activities in the consolidated statement of cash flows for the years ended December 31, 2015. These changes had no impact on the previously reported total net cash flows:

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

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2017 and 2016. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2017, we determined that no events occurred or circumstances changed from August 31, 2017 through December 31, 2017 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for transaction losses and negative customer balances

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance of and credit losses from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, ACH returns, buyer protection program claims, account takeovers, and account overdrafts. This allowance represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual claims data reported by our claims processors and other actual data received. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types. Additions to the allowance are reflected as transaction and loan losses in our consolidated statement of income. At December 31, 2017 and 2016, the allowance for transaction losses totaled $92 million and $78 million, respectively, and was included in accrued expenses and other current liabilities in our consolidated balance sheet.

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for Automated Clearing House (“ACH”) returns, debit card transactions, merchant-related chargebacks due to nondelivery or unsatisfactory delivery of goods or services. Negative balances can be cured by the customer by adding funds to the account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for uncollectible accounts. The allowance is estimated based on known facts and circumstances, internal factors including our experience with similar cases, and historical trends involving collection and write-off patterns. Negative customer balances are included in other current assets, net of the allowance in our consolidated balance sheet. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and loan loss in our consolidated statement of income. The allowance for negative customer balances was $174 million and $144 million at December 31, 2017 and 2016, respectively.

Derivative instruments

We have significant international revenues and costs denominated in foreign currencies, subjecting our operations to foreign currency risk. We enter into foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. All outstanding derivatives are recognized in our consolidated balance sheet at fair value. The effective portion of the designated derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the period the forecasted transaction affects earnings.
We also hedge our economic exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. The gains and losses on the foreign exchange contracts economically offset transaction gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized in our consolidated balance sheet at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of income. Our hedging program is not designed or operated for trading or speculative purposes.

We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges and our non-designated derivatives that hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities in our consolidated statement of cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting counterparties to major financial institutions, by spreading the risk across several major financial institutions and by entering into collateral security arrangements. In addition, the potential risk of loss with one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 8—Derivative Instruments” for additional information related to the derivative instruments.

Fair value of financial instruments

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. As of December 31, 2017 and 2016, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3). Our financial instruments, including cash, time deposits, accounts receivable, loans and interest receivable, loans and interest receivable held for sale, funds receivable, certain customer accounts, accounts payable, notes payable, and funds payable and amounts due to customers are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, and funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash, cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions or credit card companies which management believes are of high credit quality. We invest our cash, cash equivalents and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer and merchant financing activities for customers located in the U.S. and internationally. As of December 31, 2017 and 2016, one customer accounted for 16% and 24% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2017 and 2016. During the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2017, 2016 and 2015, we earned approximately 20%, 22%, and 26% of revenue from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

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
We also earn net revenues from other value added services, including interest and fees earned on our loans and interest receivable, net and held for sale portfolio, subscription fees, gateway fees, gain on sale of participation interest in certain consumer loans receivable and merchant loans and advances, revenue share we earn through partnerships, interest earned on certain PayPal customer account balances, fees earned through our Paydiant products and other services that we provide to our consumers and merchants. Net revenues earned from other value added services are recognized over the period services are performed and when amounts are deemed to be fixed or determinable. Interest and fees earned on our portfolio of loans and advances receivable are computed and recognized based on contractual interest and fee rates, and are net of any required reserves and amortization of deferred origination costs.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $438 million, $350 million and $303 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Internal use software and website development costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized generally over an estimated useful life of one to three years and are recorded as depreciation and amortization. PayPal capitalized $309 million and $341 million of internally developed software and website development costs for the years ended December 31, 2017 and 2016, respectively. Amortization expense for these capitalized costs was $262 million, $208 million and $166 million for the years ended December 31, 2017, 2016 and 2015, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

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

For periods up to separation, we determined compensation expense associated with restricted stock units based on the fair value of eBay’s common stock on the date of grant. Following separation, we determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual option forfeitures.

Foreign currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses of our non-U.S. subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income. Gains and losses from the remeasurement of foreign currency transactions are recognized as other income (expense), net in our consolidated statement of income.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net income per share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2017 and 2016 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date. On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance. We have evaluated the impact of this new standard and have concluded that our financial statements will not be materially impacted upon adoption; however, we will expand certain disclosures as required. We will adopt the guidance on January 1, 2018 on a full retrospective basis, reflecting the application of the new standard in each prior reporting period.

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new standard makes limited amendments to the guidance in GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new standard also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in limited situations. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption and on a prospective basis to all outstanding equity investments without a readily determinable fair value. We will adopt the guidance on January 1, 2018 and prospectively apply the measurement alternative to our cost method investments, which will require us to measure these equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The amount of the impact to long-term investments will depend on any price changes observed after adoption on January 1, 2018.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2016, the FASB issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the standard applicable to lessors do not apply. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We will adopt the new standard January 1, 2019, using a modified retrospective basis and anticipate applying the optional practical expedients related to the transition. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect our current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are required to apply this standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

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

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied retrospectively after adoption. The adoption of this standard will require changes in cash and cash equivalents underlying customer accounts and restricted cash to be included in the reconciliation of beginning and ending balances shown on the statement of cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted. The guidance will be applied prospectively upon adoption. The amount of the impact to share-based compensation expense will depend on the terms specified in any new changes to the share-based payment awards.

In 2017, the FASB issued new guidance intended to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments will also align the recognition and presentation of the effects of the hedge results in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. Additionally, the guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are required to apply the guidance with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted and prospectively apply the presentation and disclosure guidance. We will early adopt the guidance in the first quarter of 2018 using a modified retrospective approach to reflect application of the new guidance effective January 1, 2018. Adoption of the guidance will not have a material impact on our financial statements.

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

In 2016, the FASB issued new guidance on the accounting for share-based payment compensation. The new guidance makes amendments to the following areas: accounting for income taxes upon vesting or settlement of awards, presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, minimum statutory withholding requirements and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. We adopted the new guidance effective January 1, 2017. As a result of the adoption, starting in the first quarter of 2017, stock-based compensation ("SBC") excess tax benefits or tax deficiencies are reflected in the consolidated statement of income within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. For the year ended December 31, 2017, we recognized approximately $52 million of SBC net excess tax benefits within the provision for income taxes. Additionally, starting in the first quarter of 2017, we presented the cash flows related to the applicable SBC net excess tax benefits in operating activities along with other income tax cash flows rather than in financing activities. The remaining amendments did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Adoption of the new guidance must be made on a modified retrospective basis. We elected to early adopt the new guidance effective January 1, 2017. As a result of the adoption, we recorded a decrease of approximately $41 million in retained earnings as of the beginning of the first quarter of 2017, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets previously deferred. Additionally, for the year ended December 31, 2017 we did not recognize approximately $16 million of amortization of prepaid taxes attributed to prior period intra-entity asset transfers previously deferred within the provision for income taxes. As of adoption, when a new intra-entity transfer of assets occurs, we will recognize the income tax consequences associated with this activity in the consolidated statement of income in the period the transaction takes place. For the year ended December 31, 2017, we recognized $44 million of income tax expense associated with intra-entity asset transfers which occurred during the period.

In 2017, the FASB issued new guidance to clarify the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015(1)
	(In millions, except per share amounts)
Numerator:
Net income	$1,795	$1,401	$1,228
Denominator:
Weighted average shares of common stock - basic	1,203	1,210	1,222
Dilutive effect of equity incentive awards	18	8	7
Weighted average shares of common stock - diluted	1,221	1,218	1,229
Net income per share:
Basic	$1.49	$1.16	$1.00
Diluted	$1.47	$1.15	$1.00
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	8	12
(1) The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.

Note 3—Business Combinations

During 2017, we completed two acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $421 million:

TIO Networks Corp.

We completed the acquisition of TIO Networks Corp. (“TIO”) in July 2017 by acquiring all of the outstanding shares of TIO for $2.64 per share in cash. We acquired TIO to expand our scale of operations, complement our product portfolio, and to help accelerate

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our entry into bill payments. The total purchase price of $238 million consisted of cash consideration. The allocation of purchase consideration resulted in approximately $66 million of technology and customer-related intangible assets with an estimated useful life of 1 to 5 years, net assets of approximately $2 million and initial goodwill of approximately $170 million, which is attributable to the workforce of TIO and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

In November 2017, we suspended the operations of TIO to protect customer data as part of an ongoing investigation of security vulnerabilities of the TIO platform. Refer to Note 4—"Goodwill and Intangible Assets" and Note 13—"Commitments and Contingencies" for further details.

Swift Financial Corporation

We completed the acquisition of Swift Financial Corporation (“Swift Financial”) in September 2017 by acquiring all of the outstanding shares for a total purchase price of approximately $183 million. We acquired Swift Financial to enable us to enhance our underwriting capabilities and strengthen our business financing offerings, helping us to deepen relationships with our existing merchants and expand services to new merchants. The allocation of purchase consideration resulted in approximately $44 million of technology and customer-related intangible assets with an estimated useful life of 1 to 3 years, $169 million of merchant receivables, net liabilities of approximately $136 million and initial goodwill of approximately $106 million, which is attributable to the workforce of Swift Financial and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The gross contractual merchant receivables acquired were approximately $213 million. Management estimates that the cash collected will approximate the contractual amounts of merchant receivables. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

We have included the financial results of these acquired businesses in our consolidated financial statements from their respective date of acquisition. Revenues and expenses related to these acquisitions for the year ended December 31, 2017 were not material. Pro forma results of operations have not been presented because the effect of these acquisitions were not material to our financial results.

There were no acquisitions or divestitures completed in 2016.

During 2015, we completed four acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate amount of $1.4 billion. During 2016, we finalized the allocation of the purchase consideration for Xoom, Paydiant, CyActive and one other acquisition, which resulted in a $10 million adjustment to goodwill, primarily related to Xoom.

Xoom

We completed the acquisition of Xoom Corporation (“Xoom”) in November 2015 by acquiring all of the outstanding shares of Xoom for $25 per share in cash. We acquired Xoom to offer a broader range of services to our global customer base, increase customer engagement and accelerate our entrance into the international remittances markets. The total purchase price of $1.1 billion included cash consideration paid of approximately $961 million, net of cash acquired of $92 million, and the fair value of assumed unvested equity totaling $7 million.

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$645
Intangibles	217
Cash	92
Short-term investments	72
Accounts receivable	40
Other net liabilities	(6)
Total purchase consideration	$1,060

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4—Goodwill and Intangible Assets
Goodwill
The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2017 and 2016:

	December 31, 2015	Goodwill Acquired	Adjustments	December 31, 2016	Goodwill Acquired	Adjustments	December 31, 2017
	(In millions)
Total goodwill	$4,069	$—	$(10)	$4,059	$276	$4	$4,339
The goodwill acquired during 2017 was due primarily to the two acquisitions that we completed in 2017. The adjustments to goodwill during 2017 relate to foreign exchange rate translations. The adjustments to goodwill during 2016 pertain to measurement period adjustments related primarily to our acquisition of Xoom.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets
The components of identifiable intangible assets are as follows:

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$613	$(563)	$50	3	$605	$(542)	$63	4
Marketing related	198	(196)	2	1	197	(190)	7	2
Developed technologies	274	(215)	59	3	245	(206)	39	3
All other	245	(188)	57	5	245	(143)	102	5
Intangible assets, net	$1,330	$(1,162)	$168		$1,292	$(1,081)	$211
All identifiable intangible assets are subject to amortization and no significant residual value is estimated for the intangible assets. Amortization expense for intangible assets was $126 million, $150 million and $93 million for the years ended December 31, 2017, 2016 and 2015, respectively. We test intangible assets for recoverability when changes in circumstances indicate that the carrying value of an asset group may not be recoverable.
As a result of the suspension of TIO's operations announced in November 2017, we performed a test for recoverability of the customer-related intangible assets acquired in connection with our acquisition of TIO in July 2017. The test involved comparing the intangible assets' carrying values to their future net undiscounted cash flows that we expected would be generated by the intangible assets. Based on the results of this test, we recorded an impairment charge of approximately $30 million in depreciation and amortization in our consolidated statement of income, which was measured as the excess of carrying value over the estimated fair value of the assets. The calculation of the estimated fair value of these customer-related intangible assets is based on the income approach utilizing a discounted cash flow methodology. Following recognition of the impairment charge, we will amortize the adjusted carrying amount of those assets over their remaining useful life. We also determined that the suspension of TIO's operations did not indicate that the fair value of the reporting unit the TIO goodwill was assigned to would be below its carrying amount.
Expected future intangible asset amortization as of December 31, 2017 is as follows:

Fiscal years:	(In millions)
2018	$99
2019	42
2020	27
2021	—
2022	—
$168
Note 5—Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of December 31, 2017 and December 31, 2016:

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2017	2016
	(In millions)
Cash and cash equivalents	$5,192	$4,319
Government and agency securities	6,651	5,625
Time deposits	739	522
Corporate debt securities	1,248	1,093
Funds receivable	4,412	2,804
Total funds receivable and customer accounts	$18,242	$14,363

As of December 31, 2017 and December 31, 2016, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,946	$—	$(5)	$5,941
Corporate debt securities	529	—	—	529
Total	$6,475	$—	$(5)	$6,470

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,198	$—	$(2)	$5,196
Corporate debt securities	531	—	—	531
Total	$5,729	$—	$(2)	$5,727

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. At December 31, 2017 and 2016, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.4 billion and $1.0 billion, respectively. In the years ended December 31, 2017 and 2016, $176 million of net gains and $66 million of net losses from fair value changes, respectively, were recognized in other income (expense), net on the consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $6.0 billion and $4.1 billion as of as of December 31, 2017 and December 31, 2016, respectively.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of December 31, 2017 and December 31, 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of December 31, 2017 and 2016, we had no material investments that had been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2017 and 2016.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at December 31, 2017 were as follows:

December 31, 2017
(In millions)
One year or less	$6,396
One year through two years	38
Two years through three years	36
Total	$6,470

Note 6—Investments
At December 31, 2017 and 2016, the estimated fair value of our short-term and long-term investments classified as available for sale was as follows:

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$2,092	$1	$(1)	$2,092
Government and agency securities	210	—	—	210
Long-term investments(1):
Corporate debt securities	1,769	2	(7)	1,764
Government and agency securities	98	—	—	98
Total(1)(2)	$4,169	$3	$(8)	$4,164
(1) Excludes short-term restricted cash of $79 million that we intend to use to support our global sabbatical program and a counterparty guarantee, and long-term restricted cash of $2 million.
(2) Excludes time deposits of $163 million, which are not considered available-for-sale securities.

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$2,867	$1	$(1)	$2,867
Government and agency securities	32	—	—	32
Long-term investments:
Corporate debt securities	1,473	1	(4)	1,470
Government and agency securities	10	—	—	10
Total(1)(2)	$4,382	$2	$(5)	$4,379
(1) Excludes short-term restricted cash of $17 million that we intend to use to support our global sabbatical program.
(2) Excludes time deposits of $122 million, which are not considered available-for-sale securities.

In the second quarter of 2016, we elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of December 31, 2017 and 2016, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $277 million and $356 million, respectively. In the years ended December 31, 2017 and 2016, $36 million of net gains and $48 million of net losses, respectively, from fair value changes were recognized in other income (expense), net on the consolidated statement of income.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate fair value of short-term and long-term investments in an unrealized loss position was $2.8 billion as of December 31, 2017 and $2.2 billion as of December 31, 2016, of which $207 million and $10 million, respectively, was in a continuous unrealized loss position for greater than 12 months.  The aggregate gross unrealized loss on our short-term and long-term investments was not material as of December 31, 2017 and 2016. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2017 and 2016.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at December 31, 2017 were as follows:

December 31, 2017
(In millions)
One year or less	$2,302
One year through two years	942
Two years through three years	672
Three years through four years	179
Four years through five years	58
Greater than five years	11
Total	$4,164
Other Investments
We have cost method investments which are reported in long-term investments on our consolidated balance sheet. Our cost method investments consist primarily of minority equity interests in privately held companies and totaled $88 million and $50 million as of December 31, 2017 and 2016, respectively. The increase in our cost method investments was due to additional investments made in 2017.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Fair Value Measurement of Assets and Liabilities
Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Balances at December 31, 2017	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$791	$791
Short-term investments(2):
Corporate debt securities	2,219	2,219
Government and agency securities	351	351
Total short-term investments	$2,570	$2,570
Funds receivable and customer accounts(3)	8,007	8,007
Derivatives	66	66
Long-term investments(2):
Corporate debt securities	1,773	1,773
Government and agency securities	98	98
Total long-term investments	1,871	1,871
Total financial assets	$13,305	$13,305
Liabilities:
Derivatives	$218	$218
(1) Excludes cash of $2.1 billion not subject to fair value measurement on a recurring basis.
(2) Excludes restricted cash of $81 million and time deposits of $163 million not subject to fair value measurement on a recurring basis.
(3) Excludes cash, time deposits and funds receivable of $10.2 billion underlying funds receivable and customer accounts not subject to fair value measurement.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2017 and 2016. As of December 31, 2017, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

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
Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, time deposits, accounts receivable, loans and interest receivable, loans and interest receivable held for sale, funds receivable, certain customer accounts, accounts payable, notes payable, and funds payable and amounts due to customers are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1, time deposits, certain customer accounts, and notes payable would be classified as Level 2, and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Foreign Exchange Contracts
We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in foreign currencies. The objective of the foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis by comparing the change in the fair value of the derivative instruments with the change in the fair value of the forecasted cash flows of the hedged item. We do not use any foreign exchange contracts for trading or speculative purposes.

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. During the years ended December 31, 2017, 2016 and 2015 we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. As of December 31, 2017, we estimated that $111 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts
The fair value of our outstanding derivative instruments as of December 31, 2017 and 2016 was as follows:

	Balance Sheet Location	As of December 31,
		2017	2016
Derivative Assets:		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$—	$135
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	66	88
Total derivative assets		$66	$223

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$94	$4
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	124	55
Total derivative liabilities		$218	$59

Net fair value of derivative instruments		$(152)	$164
Master Netting Agreements - Rights of Setoff
Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our consolidated balance sheet. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $56 million as of December 31, 2017 and $44 million as of December 31, 2016. During the year ended December 31, 2017, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $38 million of collateral related to our derivative liabilities as of December 31, 2017. This amount, which is recognized in other current assets on our consolidated balance sheet, is related to the right to reclaim cash collateral. We did not post or receive any collateral related to our derivative liabilities as of December 31, 2016.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of December 31, 2017 and December 31, 2016, and the impact of designated derivative instruments on accumulated other comprehensive income for the twelve months ended December 31, 2017 and 2016:

	December 31, 2016	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	December 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(225)	$17	$(111)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Less: Amount of gain reclassified from accumulated other comprehensive income to net revenue (effective portion)	December 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$57	$193	$119	$131
Effect of Derivative Contracts on Consolidated Statements of Income
The following table provides the location in the financial statements of the recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$17	$119	$182
Foreign exchange contracts not designated as cash flow hedges recognized in other income (expense), net	(54)	76	17
Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$(37)	$195	$199

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

	Year Ended December 31,
	2017	2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,639	$1,865
Foreign exchange contracts not designated as hedging instruments	5,669	4,612
Total	$8,308	$6,477

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Property and Equipment, Net

	As of December 31,
	2017	2016
	(In millions)
Property and equipment, net:
Computer equipment and software	$2,301	$2,049
Internal use software and website development costs	1,828	1,372
Land and buildings	364	357
Leasehold improvements	388	335
Furniture and fixtures	129	119
Development in progress and other	148	268
Total property and equipment, gross	5,158	4,500
Accumulated depreciation	(3,630)	(3,018)
Total property and equipment, net	$1,528	$1,482
Depreciation expense was $649 million in 2017, $574 million in 2016 and $515 million in 2015.
The net change in purchases of property and equipment included in accounts payable was not material in 2017, $35 million in 2016, and not material in 2015.
Note 10—Loans and Interest Receivable

Loans and Interest Receivable, Held for Sale

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale and recorded at the lower of cost or fair value, determined on an aggregate basis. Due to the designation as held for sale, the associated allowance for this portfolio was reversed, resulting in an increase of approximately $39 million in revenue from other value added services and a decrease of approximately $283 million in transaction and loan losses in our consolidated statement of income. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information. As of December 31, 2017, the total outstanding balance in our held for sale portfolio was $6.4 billion, net of the participation interest sold to an independent chartered financial institution and other investors of $1.1 billion.

We use consumer FICO scores, where available, among other measures in evaluating the credit quality of our U.S. PayPal Credit consumer receivables, held for sale. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are generally obtained each quarter in which the U.S. consumer has an outstanding consumer receivable that we own. The weighted average U.S. consumer FICO scores related to our loans and interest receivable, held for sale balance outstanding at December 31, 2017 and December 31, 2016 were 680 and 679, respectively. The Company has revised its weighted average U.S. consumer FICO score as of December 31, 2016 to conform to the current period presentation.

As of December 31, 2017 and December 31, 2016, approximately 51.1% and 52.1%, respectively, of the pool of loans and interest receivable, held for sale was due from U.S. consumers with FICO scores greater than or equal to 680, which is generally considered “prime” by the consumer credit industry. As of December 31, 2017 and December 31, 2016, approximately 11.7% and 11.1%, respectively, of the pool of loans and interest receivable, held for sale was due from U.S. customers with FICO scores below 599.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the principal amount of U.S. consumer loans and interest receivable, segmented by a FICO score range:

	As of December 31,
	2017	2016
	(In millions)
> 760	$832	$665
680-759	2,439	1,938
600-679	2,378	1,840
< 599	752	553
Total	$6,401	$4,996

None of our loans and interest receivable were designated as held for sale as of December 31, 2016. FICO score segmentation as of December 31, 2016 included in the table above provides the credit quality of these receivables for comparative purposes only.

The following table presents the delinquency status of U.S. consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. As of December 31, 2017, approximately 90.6%, of the portfolio of consumer receivables and interest receivable, was current.

December 31, 2017(1)
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$5,800	$240	$103	$258	$601	$6,401
(1) Includes approximately $50 million of U.S. consumer receivables not designated as held for sale that are fully reserved and are expected to be charged off, and excludes approximately $47 million related to accrued unbilled interest.

No allowances are recorded for potential losses against the loans and interest receivable, held for sale portfolio. Adjustments to the cost basis of the held for sale portfolio, which are primarily driven by charge-offs, are recorded as incurred and recognized in restructuring and other charges in our consolidated statement of income.

Loans and Interest Receivable, Net

Consumer receivables

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout. As of December 31, 2017, the outstanding balance in our pool of consumer receivables that excludes amounts classified as held for sale and consists of loans and interest receivable due from international consumer accounts was $326 million. As of December 31, 2016, the outstanding balance in our pool of consumer receivables was $5.1 billion, which includes receivables due from both U.S. and international consumers as the U.S. consumer receivables were not designated as held for sale as of that date.

We closely monitor credit quality for our international consumer receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources such as credit bureaus where available and internal historical experience including the consumer’s prior repayment history with PayPal Credit products as well as other measures. We use delinquency status and trends to assist in making new and ongoing credit decisions, adjust our models, plan our collection practices and strategies and in our determination of our allowance for international consumer loans and interest receivable.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. Amounts as of December 31, 2017 represent loans and interest receivable due from consumer accounts excluding amounts classified as held for sale, of which approximately 96.0% were current. Amounts as of December 31, 2016 represent total consumer loans and interest receivable, including U.S. consumer receivables because they were not designated as held for sale as of that date, of which approximately 90.0% were current.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2017
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$313	$7	$2	$4	$13	$326

December 31, 2016
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$4,601	$219	$82	$211	$512	$5,113

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until they are charged off. We record an allowance for loss against the interest and fees receivable.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016(1)
	Consumer Loans Receivable	Interest Receivable	Total(2) Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning Balance(1)	$265	$40	$305	$179	$32	$211
Reversal of allowance related to loans and interest receivable, held for sale	(283)	(39)	(322)	—	—	—
Provisions	406	113	519	388	116	504
Charge-offs	(362)	(108)	(470)	(330)	(108)	(438)
Recoveries	31	—	31	28	—	28
Ending Balance	$57	$6	$63	$265	$40	$305
(1) Includes allowance related to loans and interest receivable, held for sale portfolio prior to its designation as held for sale.
(2) Includes approximately $50 million of U.S. consumer receivables not designated as held for sale that are fully reserved and are expected to be charged off.

The tables above exclude receivables from other consumer credit products of $55 million and $16 million at December 31, 2017 and 2016, respectively, and allowances of $7 million and $3 million at December 31, 2017 and 2016, respectively.

The provision for loan losses relating to our international consumer loans receivable portfolio is recognized in transaction and loan losses. The provision for interest receivable on the interest and fees earned on our international consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction in revenue.

Merchant receivables

We offer credit products to certain existing small and medium-sized merchants through our PayPal Working Capital product and, subsequent to our acquisition of Swift in late September 2017, Swift business loan and advance products. As of December 31, 2017, the total outstanding balance in our pool of merchant loans, advances, interest and fees receivable was $1.01 billion, net of the participation interest sold to an independent chartered financial institution. As of December 31, 2016, the total outstanding balance in our pool of merchant loans, advances, interest and fees receivable was $558 million. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

PayPal Working Capital receivables

As of December 31, 2017, the total outstanding balance in our pool of PayPal Working Capital loans, advances and fees receivable was $703 million, net of the related participation interest sold to an independent chartered financial institution of $28 million. As

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 31, 2016, the total outstanding balance in our pool of working capital loans, advances and fees receivable was $558 million.

Through our PayPal Working Capital product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. The fee is fixed at the time the loan or advance is extended and recognized as deferred revenues included in other current liabilities in our consolidated balance sheet. The fixed fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant's payment processing history with PayPal. There is no stated interest rate. There is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. We actively monitor receivables with repayment periods greater than the original expected repayment period.

We closely monitor credit quality for all working capital loans and advances that we extend or purchase to manage and evaluate our related exposure to credit risk. To assess a merchant who requests a PayPal Working Capital loan or advance, we use, among other indicators, an internally developed risk model that we refer to as our PayPal Working Capital Risk Model (“PRM”), as a credit quality indicator to help predict the merchant's ability to repay loans or advances. Primary drivers of the model include the merchant's annual payment volume and payment processing history with PayPal, prior repayment history with the PayPal Working Capital product and other measures. Merchants are assigned a PRM score within the range of 350 to 750. We generally expect that merchants to which we extend a working capital loan or advance will have PRM scores greater than 525. We generally consider scores above 610 to be very good and to pose less credit risk. We assess the participating merchant’s PRM score on a recurring basis for all outstanding working capital loans and advances owned by PayPal. At December 31, 2017 and 2016, the weighted average PRM score related to our PayPal Working Capital balances outstanding was 619 and 625, respectively.

The following table presents the principal amount of PayPal Working Capital loans, advances and fees receivable segmented by PRM score ranges:

	As of December 31,
	2017	2016
	(In millions)
> 610	$450	$378
526-609	140	108
<525	113	72
Total	$703	$558

Swift Merchant loans and advance receivables

As of December 31, 2017, the total outstanding balance in our pool of Swift merchant loans, advances, interest and fees receivable was $309 million. Through our Swift merchant loan products, we provide merchants with access to short-term business financing based on an evaluation of both the applying business as well as the business owner.

We closely monitor credit quality for all merchant loans and advances that we underwrite and issue, so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or an advance, we use, among other indicators, a risk model developed internally which utilizes information obtained from multiple data sources, both external and internal, to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fixed fee. Drivers of the model include elements sourced from consumer credit bureau and business credit bureau reports, prior repayment history with our products where available, and other information obtained during the application process. We use delinquency status and trends to assist in making new and ongoing credit decisions, adjusting our internal model, plan our collection practices and strategies and in our determination of our allowance for these loans and advances.

Swift merchant loans and advances are collected by daily or weekly payments until the balance has been satisfied. The interest or fee is fixed at the time the loan is extended and recognized as deferred revenues included in other current liabilities in our consolidated

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. The fixed interest or fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. There is no stated interest rate and the terms are generally less than 12 months.

Merchant receivable delinquency and allowance

The following tables present our estimate of the principal amount of PayPal Working Capital and Swift business loans, advances, interest and fees receivable past their original expected repayment period. In the second quarter of 2016, we refined our estimate of the original expected repayment period for PayPal Working Capital loans and advances to take into account the variability in repayment patterns. Prior period amounts have been updated to reflect this change.

December 31, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$884	$44	$28	$43	$13	$128	$1,012

December 31, 2016
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$462	$35	$19	$30	$12	$96	$558

The following table summarizes the activity in the allowance for PayPal Working Capital and Swift business loans, advances, interest and fees receivable, for the years ended December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	PayPal Working Capital & Swift Loans and Advances	Interest & Fees Receivable	Total Allowance	PayPal Working Capital Loans and Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$28	$3	$31	$19	$3	$22
Provisions	65	12	77	45	6	51
Charge-offs	(46)	(8)	(54)	(41)	(6)	(47)
Recoveries	5	—	5	5	—	5
Ending Balance	$52	$7	$59	$28	$3	$31

For our PayPal Working Capital product, we charge off the receivable when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days. We also charge off the receivable when the repayments are 360 days past due regardless of whether or not the merchant has made a payment within the last 60 days. The provision for loan losses relating to our PayPal Working Capital loans and advances is recognized in transaction and loan losses, and the provisions for fees receivable is recognized in deferred revenues included in other current liabilities in our consolidated balance sheet as a reduction in deferred revenue.

For Swift merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected repayment period. We charge off the receivable when the repayments are 180 days past our expectation of repayments. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Segment and Geographical Information

We determine operating segments based on how our chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. Our chief operating decision maker is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment.

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net revenues:
U.S.	$7,084	$5,760	$4,640
U.K.	1,402	1,257	1,191
Other countries	4,608	3,825	3,417
Total net revenues	$13,094	$10,842	$9,248

	As of December 31,
	2017	2016
	(In millions)
Long-lived assets:
U.S.	$1,432	$1,391
Other countries	96	91
Total long-lived assets	$1,528	$1,482

Net revenues earned from transaction revenues are attributed to U.S., U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside. Tangible long-lived assets for the years ended December 31, 2017 and 2016 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Information regarding net revenues by major products and services for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Transaction revenues	$11,402	$9,490	$8,128
Other value added services:	1,692	1,352	1,120
Total net revenues	$13,094	$10,842	$9,248
Note 12—Notes Payable

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by PayPal, Inc. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of December 31, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes. During the three months ended December 31, 2017, we effected a single draw down $1.0 billion under the 2017 Credit Agreement. The borrowing bears interest at the London Interbank Offered Rate ("LIBOR")

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of one month plus a margin of 1.125% resulting in a weighted average interest rate of 2.78%. As of December 31, 2017, $1.0 billion was outstanding under the 2017 Credit Agreement. Accordingly, at December 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2017 Credit Agreement, subject to customary conditions to borrowing.

The company maintains uncommitted credit facilities in various regions throughout the world, aggregating to approximately $250 million. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2017, no amounts were outstanding under those facilities, and therefore, approximately $250 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement (“2015 Credit Agreement”) that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by PayPal, Inc. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of December 31, 2017, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. During the third quarter of 2017, we drew down $800 million under the 2015 Credit Agreement, which was repaid during the fourth quarter of 2017. The borrowing bore interest at LIBOR of one month plus a margin of 1.125% resulting in a weighted-average interest rate of 2.36% . As of December 31, 2017, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at December 31, 2017, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement subject to customary conditions to borrowing.
Note 13—Commitments and Contingencies
Commitments
As of December 31, 2017, approximately $26.4 billion of unused credit was available to PayPal Credit account holders compared to $28.8 billion of unused credit as of December 31, 2016. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information.
Lease Arrangements
We have lease obligations under certain non-cancelable operating leases. Our non-cancelable operating lease agreements typically have terms between 3-10 years and generally contain multi-year renewal options. We recognize rent expense under such agreements on a straight-line basis.
Future minimum rental payments under non-cancelable operating leases at December 31, 2017, are as follows:

Operating Leases
(In millions)
2018	$119
2019	112
2020	82
2021	62
2022	50
Thereafter	130
Total minimum lease payments	$555

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2017, 2016 and 2015 totaled $69 million, $76 million and $59 million, respectively. The future minimum lease payments include the minimum commitments for our facilities.

Litigation and Regulatory Matters

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages, and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 13, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2017. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Regulatory Proceedings

We are required to comply with U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business

On March 28, 2016, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The CID requested the production of documents and answers to written questions related to our Venmo service. We have cooperated with the FTC in connection with the CID.

Legal Proceedings

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162 (the “California Derivative Case”) was filed in the U.S. District Court for the Northern District of California (the “Court”). The California Derivative Case was based on substantially similar allegations as the allegations underlying a putative securities class action captioned Cho v. PayPal Holdings, Inc., et al., Case No. 3:16-cv-07371 (the “Securities Case”), which was filed in the Court and asserted claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a CID from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. On February 8, 2017, the Court entered an order formally relating the California Derivative Case to the Securities Case and assigning the case to the same judge handling the Securities Case. On the same day, the Court also entered an order staying the California

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Case pending resolution of the defendants’ anticipated motions to dismiss the Securities Case. On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Delaware court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the Court so that the Delaware Derivative Case could be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the Court. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428-HRL, and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Exchange Act, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulations with respect to its Venmo service, as alleged in the Securities Case, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative Cases that consolidates these cases and appoints co-lead plaintiffs’ counsel for the consolidated case, captioned In re PayPal Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. 5:17-cv-00162-RS (the “Consolidated Derivative Case”). The Court’s order states that it applies to each purported derivative action that is subsequently filed in, removed to, or transferred to the Court, arising out of the same or substantially the same transactions or events as the Derivative Cases. On July 31, 2017, plaintiffs’ counsel designated the complaint filed in the Liss action as the operative complaint for the Consolidated Derivative Case. On October 5, 2017, another putative shareholder derivative suit was filed in the Court captioned Iron Workers Local No. 25 Pension Fund v. John J. Donahoe, et al., Case No. 5:17-cv-05741-NC, that makes similar allegations and advances similar claims against the same defendants as those at issue in the Consolidated Derivative Case. Pursuant to the Court’s consolidation order, this shareholder derivative suit is part of the Consolidated Derivative Case. On September 28, 2017, we filed a motion to dismiss the operative complaint on grounds that plaintiffs lack standing to pursue claims on behalf of the Company because they did not make a pre-suit demand on the Company’s Board of Directors prior to filing the Derivative Cases and failed to establish that making such a demand would have been futile. That motion was heard by the Court on December 14, 2017. On January 18, 2018, the Court granted our motion to dismiss with leave to amend and gave plaintiffs 30 days from that date to file an amended complaint.

We have received subpoenas from the U.S. Department of Justice (“DOJ”) seeking the production of certain information related to our historical anti-money laundering program. We are cooperating with the DOJ in providing information in response to the subpoenas. We are unable to predict the outcome of the government’s investigation.

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017 we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956 was filed in the U.S. District Court for the Northern District of California against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. Specifically, the lawsuit alleges that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff seeks to represent a class of shareholders who acquired shares of the Company’s stock between February 14, 2017 through December 1, 2017 and seeks damages and attorneys’ fees, among other relief. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future. See Note 3—"Business Combinations" and Note 4—"Goodwill and Intangible Assets" to our consolidated financial statements for additional disclosure relating to the suspension of operations of TIO.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification Provisions

We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement and various other agreements with eBay to govern the separation and relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and eBay, which may be significant. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.
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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of December 31, 2017 and December 31, 2016:

	As of December 31,
	2017	2016
	(In millions)
Maximum potential exposure	$165,207	$131,739

The following table provides the amount of allowance for transaction losses and negative customer balances related to our protection programs as of December 31, 2017 and December 31, 2016:

	As of December 31,
	2017	2016
	(In millions)
Allowance for transaction losses and negative customer balances	$266	$222

Note 14—Related Party Transactions

As of December 31, 2017, there were no material amounts payable to or amounts receivable from related parties. For all periods subsequent to the distribution, there were no material related party transactions.

Prior to the distribution, our business comprised the Payments segment of eBay and thus our transactions with eBay were considered related party transactions. In connection with the separation, we entered into a separation and distribution agreement as well as various other agreements that govern our relationships with eBay going forward, including an operating agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement and colocation services agreements. Information included in this Note 14 with respect to eBay is strictly limited to our related party transactions with eBay prior to the separation (i.e., periods up to July 17, 2015). Following separation, transactions with eBay represent third-party transactions on an arms-length basis.

We earned net revenues of $59 million from eBay and its subsidiaries during the year ended December 31, 2015. Prior to the distribution, we recovered certain amounts from eBay related to customer protection programs offered on eligible eBay purchases made with PayPal. These costs included the actual transaction losses associated with customer-filed claims as well as an allocation of salary-related expenses for our customer support teams working on customer claims and disputes related to eligible eBay purchases. Recoveries associated with transaction losses incurred on eligible eBay purchases during the year ended December 31, 2015 were $27 million, which were recorded as a reduction to transaction and loan loss. Other costs recovered from eBay related to the customer protection programs during the year ended December 31, 2015 were $12 million, and were included as a reduction

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to customer support and operations and general and administrative expenses in our consolidated statement of income. Following the distribution, eBay's customer protection programs are no longer administered by us, and therefore these costs are no longer reimbursed by eBay.

Prior to the distribution, we incurred user acquisition fees from eBay on payment volume which we processed from purchases made on eBay’s platform. User acquisition fees during the year ended December 31, 2015 were $64 million. Following the distribution, pursuant to the operating agreement, we incur referral services fees from eBay based on a fixed rate per new user.

Prior to the distribution, these consolidated financial statements include expenses associated with workplace resources and information technology that were previously allocated to the Payments segment of eBay, and additional expenses related to certain corporate functions, including senior management, legal, human resources and finance. These expenses also include allocations related to share based compensation. These expenses allocated to us by eBay were based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, or other systematic measure. We consider the expense allocation methodology and results to be reasonable for all periods presented. The corporate costs and allocation of expenses to us from eBay included within customer support and operations, sales and marketing, product development, and general and administrative expenses were $303 million for the year ended December 31, 2015.

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

Note 15—Stock Repurchase Programs

In January 2016, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program became effective upon completion of the January 2016 stock repurchase program. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our stock repurchase programs during the year ended December 31, 2017 is summarized as follows:

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares Repurchased	Average Price Paid per Share(1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2017				$1,005
Repurchases of shares of common stock for three months ended:
March 31, 2017	12.2	$42.38	$517	$488
New Authorization in April 2017 of $5 billion	—	$—	$—	$5,488
June 30, 2017	1.8	$49.41	$89	$5,399
September 30, 2017	1.7	$59.49	$100	$5,299
December 31, 2017	4.0	$74.30	$300	$4,999
Balance as of December 31, 2017	19.7		$1,006	$4,999
(1) Average price paid per share includes broker commissions.

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.
Note 16—Stock-Based and Employee Savings Plans

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

Equity Incentive Plans

The Board of Directors adopted the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”) on June 16, 2015. Under the terms of the Plan, equity awards, including stock options, RSUs, restricted stock awards, PBRSUs, deferred stock units, and stock payments may be granted to our directors, officers and employees. At December 31, 2017, there were 79 million shares authorized under our equity incentive plans and 46 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.
All stock options granted under these plans generally vest 12.5% six months from the date of grant (or 25% one year from the date of hire for grants to new employees) with the remainder vesting at a rate of 2.08% per month thereafter, and generally expire seven years from the date of grant. The cost of stock options is determined using the Black-Scholes option pricing model on the date of grant.
RSUs are granted to eligible employees under our equity incentive plans. In general, RSUs vest in equal annual installments over a period of three to four years, are subject to an employee's continuing service to us and do not have an expiration date. The cost of RSUs granted prior to the separation was determined using the fair value of eBay's common stock on the date of grant. The cost of RSUs granted following separation was determined using the fair value of PayPal's common stock on the date of grant.

Certain of our executives are eligible to receive PBRSUs, which are equity awards that may be earned based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the Company’s performance against pre-established performance metrics over a predefined performance period. PBRSUs granted under eBay's equity incentive plans generally had two-year performance periods with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting more than one year following the completion of the performance period. In the first quarter of 2016, the Compensation Committee approved a revised structure for PBRSUs granted under PayPal's 2015 Equity

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Award Plan to officers and certain employees providing services to the Company. PBRSUs granted under PayPal's 2015 Equity Incentive Award Plan have one to three-year performance periods with cliff vesting following the completion of the performance period, subject to the Committee's approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PBRSUs that may be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount.
Employee Stock Purchase Plan
Prior to separation, eligible employees participated in eBay’s employee stock purchase plan. Effective July 17, 2015, the Board of Directors adopted the PayPal Holdings, Inc. Employee Stock Purchase Plan (“ESPP”). Under the terms of this plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. The company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. For the year ended December 31, 2017, our employees purchased 2.7 million shares of PayPal common stock at an average price of $34.06. For the year ended December 31, 2016, our employees purchased 2.7 million shares of PayPal common stock at an average price of $29.49. For the year ended December 31, 2015, our employees purchased 0.9 million shares of eBay common stock at an average price of $44.37 and 1.2 million shares of PayPal common stock at an average price of $28.12. As of December 31, 2017, approximately 5.4 million shares were reserved for future issuance under the ESPP.

Stock Option Activity
The following table summarizes stock option activity of our employees under our equity incentive plans for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2017	4,288	$28.65
Granted and assumed	308	$13.94
Exercised	(1,986)	$25.66
Forfeited/expired/canceled	(170)	$32.90
Outstanding at December 31, 2017	2,440	$28.94	4.33	$111,371
Expected to vest	731	$28.01	5.48	$34,052
Options exercisable	1,653	$29.48	3.76	$74,561
The weighted average grant date fair value of options granted to our employees (including options assumed from acquisitions) during the years 2017, 2016 and 2015 was $49.47, $8.79 and $11.20, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at December 31, 2017. During the years 2017 and 2016, the aggregate intrinsic value of options exercised under PayPal's equity incentive plans was $53 million and $31 million, respectively, determined as of the date of option exercise. During the year 2015, the aggregate intrinsic value of options exercised under eBay's and PayPal's equity incentive plans was $72 million, determined as of the date of option exercise. At December 31, 2017, 2.4 million options were in-the-money.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSU and PBRSU Activity

The following table summarizes the RSUs and PBRSUs granted under our equity incentive plans as of December 31, 2017 and changes during the year ended December 31, 2017:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2017	29,185	$37.06
Awarded	19,744	$44.24
Vested	(10,912)	$36.70
Forfeited	(4,142)	$38.98
Outstanding at December 31, 2017	33,875	$41.14
Expected to vest	30,506

During the years 2017 and 2016, the aggregate intrinsic value of RSUs and PBRSUs vested under PayPal's equity incentive plans was $519 million and $378 million, respectively. During the year 2015, the aggregate intrinsic value of RSUs and PBRSUs vested under eBay's and PayPal's equity incentive plans was $315 million.

In the year ended December 31, 2017, the Company granted 2.9 million PBRSUs with a one-year performance period and cliff vesting following the completion of the performance period in February 2018 (one year from the annual incentive award cycle grant date) and 1.3 million PBRSUs with a three-year performance period.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense
We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the eBay and PayPal equity incentive plans for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Customer support and operations	$142	$85	$62
Sales and marketing	140	84	52
Product development	240	139	132
General and administrative	210	130	94
Depreciation and amortization	12	6	7
Total stock-based compensation expense	$744	$444	$347

Capitalized as part of internal use software and website development costs	$24	$13	$7
Income tax benefit recognized for stock-based compensation arrangements	$218	$127	$98
As of December 31, 2017, there was approximately $830 million of unearned stock-based compensation estimated to be expensed from 2018 through 2019. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and RSUs or assume unvested equity awards in connection with acquisitions.
Stock Option Valuation Assumptions
We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.6%	1.5%	1.4%
Expected life (in years)	3.3	4.6	4.3
Dividend yield	—	—	—
Expected volatility	26%	25%	26%
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
For periods subsequent to the separation, the risk-free interest rate for periods within the contractual life of the award was based upon the U.S. Treasury yield curve in effect at the time of the grant. Due to our limited history of stock option exercises, we estimated the expected term of options granted based on the midpoint between the vesting date and the end of the contractual term using the “simplified” method under the SEC guidance. The computation of expected volatility for assumed stock option awards was based on a combination of historical and implied volatility from traded options on PayPal’s stock.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Saving Plans

Prior to separation, eligible U.S. employees participated in eBay's savings plan, which qualifies under Section 401(k) of the Code. Effective July 17, 2015, the Board of Directors adopted the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code. Under the terms of this plan, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2017, 2016 and 2015, under the PayPal and eBay savings plans, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution of $10,800, $10,600 and $10,600, respectively, per employee. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2017, 2016 and 2015, the matching contribution expense for our U.S. and international savings plans were approximately $47 million, $42 million and $42 million, respectively.

Note 17—Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. We reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we recorded a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional estimate of discrete net tax expense of $180 million for the period ended December 31, 2017. This discrete expense consists of provisional estimates of $1,468 million net expense for the Transition Tax payable in installments over eight years, $1,295 million net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $7 million net expense for remeasurement of our deferred tax assets/liabilities for the corporate rate reduction and changes in our valuation allowance.

We have not completed our accounting for the income tax effects of certain elements of the Tax Act. The Tax Act creates a new requirement that certain income such as Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. Because of the complexity of the new GILTI and BEAT tax rules, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI or BEAT should be recorded as a current-period expense when incurred, or factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense or benefit related to these items for the period ended December 31, 2017.

For periods ended on or prior to July 17, 2015, we were a member of the eBay consolidated group and our U.S. taxable income was included in the consolidated U.S. federal income tax return of eBay as well as in returns filed by eBay with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis. For periods ended on or prior to July 17, 2015, our income tax liability has been computed and presented herein under the “separate return method” as if PayPal were a separate tax paying entity, as modified by the benefits-for-loss approach. Accordingly, our operating losses and other tax attributes are characterized as utilized when those attributes have been utilized by other members of the eBay consolidated group; however, the benefits-for-loss approach does not impact our tax expense. Federal and unitary state income taxes incurred for periods ended on or prior to July 17, 2015 are remitted to eBay pursuant to a tax sharing agreement between the companies.

In connection with the distribution, eBay and PayPal entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. The tax matters agreement was entered into on the distribution date. Under the tax matters agreement, eBay is generally responsible for all additional taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that were transferred to PayPal pursuant to the separation)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arising after the distribution date with respect to the taxable periods (or portions thereof) ended on or prior to July 17, 2015, except for those taxes for which PayPal has reflected an unrecognized tax benefit in its financial statements on the distribution date.
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
United States	$(593)	$(342)	$(253)
International	2,793	1,973	1,741
Income before income taxes	$2,200	$1,631	$1,488
The income tax expense is composed of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Current:
Federal	$1,522	$44	$34
State and local	36	19	(5)
Foreign	146	115	104
	$1,704	$178	$133
Deferred:
Federal	$(1,304)	$90	$126
State and local	(3)	(35)	1
Foreign	8	(3)	—
	(1,299)	52	127
Income tax expense	$405	$230	$260
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate.

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8%	(1.0)%	(0.3)%
Foreign income taxed at different rates	(25.7)%	(23.2)%	(20.9)%
Stock-based compensation expense	(0.8)%	1.6%	1.5%
Tax credits	(1.4)%	(1.0)%	(0.7)%
Change in valuation allowances	1.4%	0.5%	0.3%
U.S. tax reform (the Tax Act)	8.2%	—%	—%
Other	0.9%	2.2%	2.6%
Effective income tax rate	18.4%	14.1%	17.5%

The difference between the effective income tax rate and the federal statutory rate of 35.0% to income before income taxes is primarily the result of foreign income taxed at different rates and, for the year ended December 31, 2017, the effects of the Tax Act discussed above.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2017	2016
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$134	$84
Accruals and allowances	118	187
Partnership investment	7	15
Stock-based compensation	124	99
Net unrealized (gains) losses	10	14
Total deferred tax assets	393	399
Valuation allowance	(74)	(24)
Net deferred tax assets	$319	$375
Deferred tax liabilities:
Unremitted foreign earnings	$(39)	$(1,246)
Fixed assets and other intangibles	(145)	(226)
Acquired intangibles	(49)	(95)
Net unrealized losses (gains)	—	(2)
Total deferred tax liabilities	(233)	(1,569)
Net deferred tax assets (liabilities)	$86	$(1,194)
The following table shows the deferred tax assets and liabilities within our consolidated balance sheet.

		As of December 31,
		2017	2016
	Balance Sheet Location	(In millions)
Total deferred tax assets (non-current)	Other assets	$95	$21
Total deferred tax liabilities (non-current)	Long-term liabilities	(9)	(1,215)
Total net deferred tax assets (liabilities)		$86	$(1,194)
As of December 31, 2017, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $64 million, $332 million, and $177 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2018. Approximately $26 million of the foreign net operating loss carryforwards will expire in 2034 and a majority of the remainder has no expiration date and may be carried forward indefinitely. As of December 31, 2017, our federal and state tax credit carryforwards for income tax purposes were approximately $25 million and $101 million, respectively. The federal tax credits will begin to expire in 2032. Most of the state tax credits may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. During the years ended December 31, 2017, and 2016, we increased our valuation allowance by $50 million and $11 million, respectively. At December 31, 2017 and 2016, we maintained a valuation allowance with respect to certain of our deferred tax assets relating to operating losses in certain states and foreign jurisdictions and tax credits in certain states that we believe are not likely to be realized.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Immediately prior to enactment of the Tax Act on December 22, 2017, we had $10.0 billion of undistributed foreign earnings. We had accrued $1,334 million of deferred U.S. income and foreign withholding taxes on the portion of these earnings that were not intended to be indefinitely reinvested in our international operations. Upon passage of the Tax Act, all $10.0 billion of undistributed foreign earnings became subject to U.S. federal tax at a reduced rate payable over an 8-year period. As a result, we reversed $1,295 million of deferred U.S. income and foreign withholding taxes and recorded a long-term U.S. tax payable of $1,468 million. Due to the change in U.S. federal tax law, management has decided not to indefinitely reinvest any of our unremitted foreign earnings as of December 31, 2017. We have accrued $39 million of deferred U.S. state and foreign withholding taxes on the $10.0 billion of undistributed foreign earnings. This is a provisional estimate pending further legislative action from the states regarding conformity with the Tax Act.
We benefit from tax rulings concluded in several different jurisdictions, most significantly Singapore and Luxembourg. These rulings result in significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under these tax rulings. These rulings resulted in tax savings of approximately $443 million, $310 million and $285 million in 2017, 2016 and 2015, respectively. The benefit of these tax rulings on our net income per share (diluted) was approximately $0.36, $0.25 and $0.23 in 2017, 2016 and 2015, respectively. These tax rulings are currently in effect and expire over periods ranging from 2020 to 2021.
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$312	$267	$165
Increases related to prior period tax positions	61	14	39
Decreases related to prior period tax positions	(23)	(18)	(4)
Increases related to current period tax positions	112	51	68
Settlements	(35)	(1)	(1)
Statute of limitation expirations	(3)	(1)	—
Gross amounts of unrecognized tax benefits as of the end of the period	$424	$312	$267
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $406 million.

During all years presented, we recognized interest and penalties related to uncertain tax positions in income tax expense. In 2017 we recognized net interest and penalties of $13 million in income tax expense. The amount of interest and penalties accrued as of December 31, 2017 and 2016 was approximately $75 million and $67 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2003 to 2015 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2002 primarily include the U.S. (Federal and California), France, Germany, India, Israel, Italy, and Singapore. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. During 2017, a number of audits were closed/settled including one with Israel and another with the United Kingdom.
Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2017 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Restructuring

In the first quarter of 2017, management approved a plan to implement a strategic reduction of the existing global workforce. The reduction was substantially completed by the end of 2017. We recognized $40 million of restructuring expenses related to employee severance and benefits classified in restructuring and other charges in our consolidated statement of income during the year ended December 31, 2017, substantially all of which were paid by the end of 2017.
No restructuring expenses were recognized during the year ended December 31, 2016.

In January 2015, at a regular meeting of the eBay board of directors (the “eBay Board”), the eBay Board approved a plan to implement a strategic reduction of its existing global workforce. The reduction was completed by the end of 2015. We recognized $48 million of restructuring expenses classified in restructuring and other charges in our consolidated statement of income during the year ended December 31, 2015, all of which were paid by the end of 2015.
Note 19—Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(225)	(16)	43	5	(193)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	17	(9)	—	—	8
Net current period other comprehensive income (loss)	(242)	(7)	43	5	(201)
Ending balance	$(111)	$(12)	$(25)	$6	$(142)

The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	193	7	(15)	(2)	183
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	119	(4)	—	—	115
Net current period other comprehensive income	74	11	(15)	(2)	68
Ending balance	$131	$(5)	$(68)	$1	$59

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Year Ended December 31,
	2017	2016
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$17	$119	Net revenues
Unrealized losses on investments	(9)	(4)	Other income (expense), net
	$8	$115	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$8	$115	Net income

PayPal Holdings, Inc.

Supplementary Data — Quarterly Unaudited Financial Data

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2017 and 2016.

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$2,975	$3,136	$3,239	$3,744
Net income	$384	$411	$380	$620
Net income per share - basic	$0.32	$0.34	$0.32	$0.52
Net income per share - diluted	$0.32	$0.34	$0.31	$0.50
Weighted average shares:
Basic	1,203	1,202	1,202	1,203
Diluted	1,216	1,215	1,223	1,228

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$2,544	$2,650	$2,667	$2,981
Net income	$365	$323	$323	$390
Net income per share - basic	$0.30	$0.27	$0.27	$0.32
Net income per share - diluted	$0.30	$0.27	$0.27	$0.32
Weighted average shares:
Basic	1,216	1,210	1,207	1,207
Diluted	1,225	1,215	1,214	1,216

PayPal Holdings, Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2015	$166	$511	$(492)	$185
Year Ended December 31, 2016	185	655	(618)	222
Year Ended December 31, 2017	$222	$823	$(779)	$266
Allowance for Loans and Interest Receivable
Year Ended December 31, 2015	$195	$385	$(347)	$233
Year Ended December 31, 2016	233	555	(449)	339
Year Ended December 31, 2017	$339	$274	$(484)	$129

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
2.02	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and Bill Me Later, Inc.		8-K	11/16/2017
2.03	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and PayPal (Europe) SÀ R.L. et CIE, S.C.A.		8-K	11/16/2017
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws.	X		1/18/2018
10.01	Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.		8-K	7/20/2015
10.02
Amendment, dated June 30, 2016, to the Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S, dated July 17, 2015.
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
10.07
364-Day Credit and Guarantee Agreement, dated as of December 5, 2017, by and among PayPal Holdings, Inc., PayPal, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
			8-K	12/6/2017
10.08+	PayPal Employee Incentive Plan, as amended and restated.		DEF 14A	4/14/2016
10.09+	PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated.		DEF 14A	4/14/2016
10.10+	PayPal Holdings, Inc. Deferred Compensation Plan.		8-K	7/20/2015
10.11+	PayPal Holdings, Inc. Change in Control Severance Plan for Key Employees, dated June 16, 2015.		10-12B/A	6/18/2015
10.12+	PayPal Holdings, Inc. SVP and Above Standard Severance Plan, dated June 16, 2015.		10-12B/A	6/18/2015
10.13	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers.		10-12B/A	5/14/2015
10.14+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.15+
Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unite Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated.
			10-Q	4/27/2017
10.16+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.17+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.18+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.19+	Form of PayPal Holdings, Inc. Employee Stock Purchase Plan.		10-12B/A	5/14/2015
10.20+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.21+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.22+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland.		10-K	2/11/2016
10.23+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach.		10-K	2/11/2016
10.24+	Letter dated May 19, 2015 from eBay Inc. to William Ready.		10-12B/A	6/2/2015
10.25+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.26+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.27+	Letter dated May 5, 2013 from eBay Inc. to Tomer Barel.		10-K	2/11/2016
10.28+	Letter Agreement, dated August 22, 2017, between Tomer Barel and PayPal Holdings, Inc.		10-Q	10/24/2017
10.29+	Independent Director Compensation Policy.	X
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 7, 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 7, 2018.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Daniel H. Schulman	By:	/s/ John D. Rainey
	Daniel H. Schulman		John D. Rainey
	President, Chief Executive Officer and Director		Executive Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Wences Casares
	Rodney C. Adkins		Wences Casares
	Director		Director

By:	/s/ Jonathan Christodoro	By:	/s/ John J. Donahoe
	Jonathan Christodoro		John J. Donahoe
	Director		Director

By:	/s/ David W. Dorman	By:	/s/ Belinda Johnson
	David W. Dorman		Belinda Johnson
	Director		Director

By:	/s/ Gail J. McGovern	By:	/s/ David M. Moffett
	Gail J. McGovern		David M. Moffett
	Director		Director

By:	/s/ Ann M. Sarnoff	By:	/s/ Frank D. Yeary
	Ann M. Sarnoff		Frank D. Yeary
	Director		Director