Form 10-Q
period 2018-03-31
PayPal Holdings, Inc.
filed 2018-04-26
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of April 20, 2018, there were 1,187,386,825 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,879	$2,883
Short-term investments	3,427	2,812
Accounts receivable, net	258	283
Loans and interest receivable, net of allowances of $139 and $129 as of March 31, 2018 and December 31, 2017, respectively	1,579	1,314
Loans and interest receivable, held for sale	6,537	6,398
Funds receivable and customer accounts	19,162	18,242
Prepaid expenses and other current assets	900	713
Total current assets	34,742	32,645
Long-term investments	1,487	1,961
Property and equipment, net	1,523	1,528
Goodwill	4,338	4,339
Intangible assets, net	138	168
Other assets	94	133
Total assets	$42,322	$40,774
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$187	$257
Notes payable	3,000	1,000
Funds payable and amounts due to customers	20,662	19,742
Accrued expenses and other current liabilities	1,767	1,781
Income taxes payable	98	83
Total current liabilities	25,714	22,863
Deferred tax liability and other long-term liabilities	1,967	1,917
Total liabilities	27,681	24,780
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,183 and 1,200 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Treasury stock at cost, 71 and 47 shares as of March 31, 2018 and December 31, 2017, respectively	(3,811)	(2,001)
Additional paid-in-capital	14,287	14,314
Retained earnings	4,334	3,823
Accumulated other comprehensive loss	(169)	(142)
Total equity	14,641	15,994
Total liabilities and equity	$42,322	$40,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
	(Unaudited)
Net revenues	$3,685	$2,975
Operating expenses:
Transaction expense	1,275	987
Transaction and loan losses	305	300
Customer support and operations	351	317
Sales and marketing	285	238
Product development	258	214
General and administrative	339	265
Depreciation and amortization	185	183
Restructuring and other charges	153	40
Total operating expenses	3,151	2,544
Operating income	534	431
Other income (expense), net	14	7
Income before income taxes	548	438
Income tax expense	37	54
Net income	$511	$384

Net income per share:
Basic	$0.43	$0.32
Diluted	$0.42	$0.32

Weighted average shares:
Basic	1,192	1,203
Diluted	1,217	1,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(In millions)
	(Unaudited)
Net income	$511	$384
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation	2	13
Unrealized (losses) gains on investments, net	(15)	1
Tax benefit (expense) on unrealized (losses) gains on investments, net	4	—
Unrealized (losses) gains on hedging activities, net	(18)	(72)
Tax benefit (expense) on unrealized (losses) gains on hedging activities, net	—	1
Other comprehensive (loss) income, net of tax	(27)	(57)
Comprehensive income	$484	$327
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$511	$384
Adjustments:
Transaction and loan losses	305	300
Depreciation and amortization	185	183
Stock-based compensation	205	145
Deferred income taxes	91	53
Gain on sale of principal loans receivable held for sale, net	(5)	(6)
Cost basis adjustments to loans and interest receivable held for sale	128	—
Changes in assets and liabilities:
Accounts receivable	25	36
Changes in loans and interest receivable held for sale, net	(1,291)	6
Accounts payable	(35)	(1)
Income taxes payable	—	17
Other assets and liabilities	(468)	(366)
Net cash (used in) provided by operating activities	(349)	751
Cash flows from investing activities:
Purchases of property and equipment	(178)	(148)
Changes in principal loans receivable, net	738	(136)
Purchases of investments	(5,275)	(7,109)
Maturities and sales of investments	4,291	5,583
Funds receivable	429	567
Net cash provided by (used in) investing activities	5	(1,243)
Cash flows from financing activities:
Proceeds from issuance of common stock	13	12
Purchases of treasury stock	(1,825)	(517)
Tax withholdings related to net share settlements of equity awards	(335)	(101)
Borrowings under financing arrangements, net of repayments	2,075	—
Funds payable and amounts due to customers	865	552
Net cash provided by (used in) financing activities	793	(54)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	11
Net change in cash, cash equivalents and restricted cash	442	(535)
Cash, cash equivalents and restricted cash at beginning of period	8,285	6,119
Cash, cash equivalents and restricted cash at end of period	$8,727	$5,584
Supplemental cash flow disclosures:
Cash paid for interest	$8	$1
Cash paid (refund received) for income taxes, net	$(6)	$48

The below table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$2,879	$1,240
Short term investments	16	19
Funds receivable and customer accounts	5,832	4,325
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,727	$5,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. ("PayPal," the "Company," "we," "us," or "our") was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. We also facilitate person-to-person payments through our PayPal, Venmo and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, and Xoom products, compose our proprietary Payments Platform.

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we hold less than a 20% ownership interest are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes, and our share of the investees’ results of operations and is included in other income (expense), net on our condensed consolidated statement of income to the extent dividends are received. Our investment balance is included in long-term investments on our condensed consolidated balance sheet.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") filed with the Securities and Exchange Commission.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods. We have evaluated all subsequent events through the date the financial statements were issued. Certain amounts for prior years have been reclassified to conform to the financial presentation as of and for the three months ended March 31, 2018.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses, during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Guidance

In 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the guidance applicable to lessors do not apply. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance on January 1, 2019, using a modified retrospective basis and anticipate applying the optional practical expedients related to the transition. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect our current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact and approach to adopting this new accounting guidance on our financial statements.

In 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted.  Therefore, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Transition is on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are evaluating the impact this new accounting guidance will have on our financial statements.

In 2018, the FASB issued new guidance in response to tax reform that allows the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") from accumulated other comprehensive income to retained earnings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. If such an option is elected, transition can be applied either retrospectively to each period in which the effect of tax reform is recognized or applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are evaluating the impact this new accounting guidance will have on our financial statements.

Recently Adopted Accounting Guidance

In 2014, the FASB issued new accounting guidance related to revenue recognition, which was further updated in 2016 for reporting revenue gross versus net. This new guidance replaced all existing GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018 on a full retrospective basis. We performed an impact analysis for the opening balance sheet as of January 1, 2016 as well as for the years ended December 31, 2016 and 2017. The impacts were deemed de minimis. No practical expedients or exemptions were elected in conjunction with the adoption of this new guidance. For additional information, see "Note 2—Revenue."

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new guidance amends GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new guidance also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it amends certain disclosure requirements associated with the fair value of financial instruments. Additionally, in 2018, the FASB issued technical corrections and improvements to this guidance effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption and on a prospective basis to all outstanding equity investments without a readily determinable fair value. We adopted the guidance,

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including early adoption of the technical corrections and improvements, effective January 1, 2018. Beginning in the first quarter of 2018, we applied the measurement alternative to all our equity investments, which required us to measure these equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The adoption of this guidance did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on classifying certain cash receipts and cash payments on the statement of cash flows. The new guidance addresses the classification of cash flows related to: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance should be applied retrospectively after adoption. We adopted the guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance should be applied retrospectively after adoption. We adopted the guidance effective January 1, 2018 on a retrospective basis. The beginning and ending balances of cash and cash equivalents on the statement of cash flows now include restricted cash and restricted cash equivalents, such as cash and cash equivalents underlying customer accounts and restricted cash and restricted cash equivalents within short-term investments.

In 2017, the FASB issued new guidance clarifying the scope and application of the de-recognition of non-financial assets and the sale or transfer of non-financial assets, including partial sales. We adopted the guidance effective January 1, 2018 on a full retrospective basis. The adoption of this guidance did not have a material impact on our financial statements.

In 2017, the FASB issued new guidance clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would apply modification accounting only if the fair value, vesting conditions, or classification of the awards changes as a result of changes in the terms or conditions. We adopted the guidance effective January 1, 2018 and applied it prospectively upon adoption. The adoption of this guidance did not have a material impact on our financial statements.

In 2017, the FASB issued new guidance intended to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments will also align the recognition and presentation of the effects of the hedge results in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. Additionally, the guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. We are required to apply the guidance with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted and prospectively apply the presentation and disclosure guidance. We early adopted the guidance in the first quarter of 2018 using a modified retrospective approach to reflect application of the new guidance effective January 1, 2018. Adoption of the guidance did not have a material impact on our financial statements.

In 2018, the FASB issued new guidance to provide clarity around application of income tax accounting in situations where the assessment of tax implications of the Tax Act might not be complete as of period end in which the Tax Act was enacted. This guidance prescribes that an entity must reflect the income tax impact of the Tax Act in the period in which the tax accounting is complete and allows an entity to report provisional amounts for those specific effects of the Act for which the accounting is incomplete but a reasonable estimate can be determined. No provisional amounts should be reported for specific effects of the Tax Act for which a reasonable estimate cannot be determined, and the entity should continue to apply the provisions of the tax laws that were in effect prior to the enactment of the Tax Act. It further allows a measurement period of one year from the date of enactment within which to complete the accounting for all impacts of the Tax Act. Our financial statements reflect tax accounting in compliance with this guidance.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Revenue

We earn revenue primarily by processing customer transactions on our Payments Platforms and from other value added services. Our revenues are classified into two categories, transaction revenues and revenues from other value added services:
Transaction Revenues
We earn transaction revenues primarily from fees charged to consumers and merchants on a transaction basis. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount, and is known at the time the transaction is processed. If the underlying transaction is approved for refund, we reimburse the variable component of the fee. We estimate the amount of fee refunds that will be processed during the quarter and record a provision against our net revenues. The volume of activity processed through our Payments Platform, which results in transaction revenue, is referred to as Total Payments Volume (“TPV”). We define TPV as the value of payments, net of reversals, successfully completed through our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. We earn additional fees on transactions where we perform a currency conversion and when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries).

Our contracts with our customers are usually open ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts renew automatically without significant material rights. Some of our contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to class of customers with similar volume. We provide account set up and payment-processing services and account for these services as one performance obligation satisfied at a point in time when the payment transaction is complete. The transaction price is therefore fully allocated to one performance obligation. We deduct our fees from the transaction payment processed. We do not have any capitalized contract costs, and do not carry any contract balances.

We recognize fees charged to our customers primarily on a gross basis as transaction revenue when we are the principal in respect of processing payments. As a principal to the transaction, we bear primary responsibility for the fulfillment of the payment service, contract directly with our customers, control the product specifications and define the value proposal from our services. Further, we have full discretion in determining the fee charged to our customers, and therefore, we bear the full margin risk. We are also responsible for providing customer support. Related transaction costs paid to our payment processors and other financial institutions are recognized as transaction expense.

We provide merchants and consumers with protection programs on substantially all transactions completed through our Payments Platforms, except for transactions using our gateway products. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs are considered standard service warranties for which we estimate and record associated costs in transaction and loan losses during the period the payment transaction is processed.
Revenues from Other Value Added Services
We earn revenues from other value added services which comprise revenue earned through partnerships, subscription fees, gateway fees, and other services that we provide to our consumers and merchants. The contracts for these services cannot usually be terminated by either party without penalty. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period, however, for some agreements, it may be necessary to estimate the transaction price using the expected value method.
We recognize revenue received from our financial institution partners on a net basis when we are considered the agent in respect of processing transactions. As we are an agent to the transaction, our financial institution partners directly contract with the end customers and are ultimately responsible for the fulfillment of the services. In an agent relationship, we may have some discretion in determining the fee charged to end customers, but always in conjunction with a financial institution partner. As a result, related costs incurred by our financial institution partners when we are an agent are included as a reduction to the revenue share received.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also earn revenues from interest and fees earned on our loans receivable portfolio, gain on sale of participation interest in certain loans and advances and interest earned on certain PayPal customer account balances. Interest and fees earned on the PayPal credit portfolio of loans receivable are computed and recognized based on contractual interest and fee rates, and are net of any required reserves and amortization of deferred origination costs.
Disaggregation of Revenue

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors is most appropriately depicted through our primary geographical markets and type of revenue (transaction and other value added services) categories. Revenues recorded within these categories are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.

The following table presents our revenues disaggregated by primary geographical markets:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Primary geographical markets
United States ("U.S.")	$2,023	$1,606
United Kingdom ("U.K.")	392	313
Other countries(1)	1,270	1,056
Total revenues(2)	$3,685	$2,975

Types of revenues
Transaction revenues	$3,197	$2,624
Other value added services	488	351
Total revenues(2)	$3,685	$2,975
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include interest, fees and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances of $359 million and $307 million for the three months ended March 31, 2018 and 2017, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers.

Net revenues are attributed to the U.S., the U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from value added services are typically attributed to the country in which either the customer or partner reside.

Note 3—Net Income Per Share
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$511	$384
Denominator:
Weighted average shares of common stock - basic	1,192	1,203
Dilutive effect of equity incentive awards	25	13
Weighted average shares of common stock - diluted	1,217	1,216
Net income per share:
Basic	$0.43	$0.32
Diluted	$0.42	$0.32
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	6

Note 4—Business Combinations
There were no acquisitions or divestitures completed in either the three months ended March 31, 2018 or 2017.

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2018:

	December 31, 2017	Goodwill Acquired	Adjustments	March 31, 2018
	(In millions)
Total goodwill	$4,339	$—	$(1)	$4,338

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$613	$(574)	$39	3	$613	$(563)	$50	3
Marketing related	198	(197)	1	1	198	(196)	2	1
Developed technologies	274	(227)	47	3	274	(215)	59	3
All other	245	(194)	51	5	245	(188)	57	5
Intangible assets, net	$1,330	$(1,192)	$138		$1,330	$(1,162)	$168

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for intangible assets was $30 million and $27 million for the three months ended March 31, 2018 and 2017, respectively.

Expected future intangible asset amortization as of March 31, 2018 was as follows (in millions):

Fiscal years:
Remaining 2018	$69
2019	42
2020	27
$138

Note 6—Geographical Information

The following table summarizes long-lived assets based on geography:

	March 31, 2018	December 31, 2017
	(In millions)
Long-lived assets:
U.S.	$1,422	$1,432
Other countries	101	96
Total long-lived assets	$1,523	$1,528

Tangible long-lived assets as of March 31, 2018 and December 31, 2017 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 7—Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$5,832	$5,387
Government and agency securities	8,036	6,651
Time deposits	373	739
Corporate debt securities	1,129	1,248
Funds receivable	3,792	4,217
Total funds receivable and customer accounts	$19,162	$18,242

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2018 and December 31, 2017, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	March 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$6,962	$—	$(6)	$6,956
Corporate debt securities	392	—	(1)	391
Total	$7,354	$—	$(7)	$7,347

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,946	$—	$(5)	$5,941
Corporate debt securities	529	—	—	529
Total	$6,475	$—	$(5)	$6,470

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. As of March 31, 2018 and December 31, 2017, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $1.8 billion and $1.4 billion, respectively. In the three months ended March 31, 2018 and 2017, $40 million and $15 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $6.4 billion as of March 31, 2018 and $6.0 billion as of December 31, 2017. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of March 31, 2018 and December 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of March 31, 2018 and December 31, 2017, we had no material investments that had been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2018 and 2017.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at March 31, 2018 were as follows:

March 31, 2018
(In millions)
One year or less	$7,292
One year through two years	26
Two years through three years	29
Total	$7,347

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Investments

As of March 31, 2018 and December 31, 2017, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	March 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$2,340	$—	$(4)	$2,336
Government and agency securities	495	—	(1)	494
Long-term investments(1):
Corporate debt securities	1,324	1	(16)	1,309
Government and agency securities	88	—	—	88
Total(1)(2)	$4,247	$1	$(21)	$4,227
(1) Excludes short-term restricted cash of $81 million that we intend to use to support our global sabbatical program and a counterparty guarantee, and long-term restricted cash of $2 million.
(2) Excludes time deposits of $199 million, which are not considered available-for-sale securities.

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

We elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of March 31, 2018 and December 31, 2017, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $317 million and $277 million, respectively. In the three months ended March 31, 2018 and 2017, $8 million and $6 million, respectively, of net gains from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of short-term and long-term investments in an unrealized loss position was $3.4 billion as of March 31, 2018 and $2.8 billion as of December 31, 2017, of which $206 million and $207 million, respectively, was in a continuous unrealized loss position for greater than 12 months. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of March 31, 2018 and December 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2018 and 2017.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity at March 31, 2018 were as follows:

March 31, 2018
(In millions)
One year or less	$2,830
One year through two years	823
Two years through three years	344
Three years through four years	171
Four years through five years	49
Greater than five years	10
Total	$4,227

Other Investments

We have equity investments which consist primarily of minority equity interests in companies that are not publicly traded and are reported in long-term investments on our condensed consolidated balance sheet. Our equity investments totaled $88 million as of March 31, 2018 and December 31, 2017.

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$1,104	$1,104
Short-term investments(2):
Corporate debt securities	2,419	2,419
Government and agency securities	728	728
Total short-term investments	$3,147	$3,147
Funds receivable and customer accounts(3)	9,424	9,424
Derivatives	56	56
Long-term investments(2):
Corporate debt securities	1,309	1,309
Government and agency securities	88	88
Total long-term investments	1,397	1,397
Total financial assets	$15,128	$15,128
Liabilities:
Derivatives	$197	$197
(1) Excludes cash of $1.8 billion not subject to fair value measurement on a recurring basis.
(2) Excludes restricted cash of $83 million, time deposits of $199 million, and equity investments of $88 million not subject to fair value measurement on a recurring basis.
(3) Excludes cash, time deposits and funds receivable of $9.7 billion underlying funds receivable and customer accounts not subject to fair value measurement on a recurring basis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$791	$791
Short-term investments(2):
Corporate debt securities	2,219	2,219
Government and agency securities	351	351
Total short-term investments	2,570	2,570
Funds receivable and customer accounts(3)	8,007	8,007
Derivatives	66	66
Long-term investments(2):
Corporate debt securities	1,773	1,773
Government and agency securities	98	98
Total long-term investments	1,871	1,871
Total financial assets	$13,305	$13,305
Liabilities:
Derivatives	$218	$218
(1) Excludes cash of $2.1 billion not subject to fair value measurement on a recurring basis.
(2) Excludes restricted cash of $81 million, time deposits of $163 million, and equity investments of $88 million not subject to fair value measurement on a recurring basis.
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

We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2018 and 2017. As of March 31, 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are comprised primarily of bank deposits, government and agency securities and commercial paper.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short term investments and long term investments under the fair value option as further discussed in "Note 7—Funds Receivable and Customer Accounts" and "Note 8—Investments."

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, time deposits, accounts receivable, loans and interest receivable, net, loans and interest receivable held for sale, funds receivable, certain customer accounts, accounts payable, notes payable, and funds payable and amounts due to customers are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1, time deposits, certain customer accounts, and notes payable would be classified as Level 2, and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

Note 10—Derivative Instruments

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

Foreign Exchange Contracts

We transact in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in foreign currencies. The objective of the foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis by comparing the change in the fair value of the derivative instruments with the change in the fair value of the forecasted cash flows of the hedged item. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We do not use any foreign exchange contracts for trading or speculative purposes.

As of March 31, 2018, we estimated that $126 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. During the three months ended March 31, 2018 and 2017, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedge and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2018 and December 31, 2017 was as follows:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$5	$—
Foreign exchange contracts not designated as hedging instruments	Other current assets	51	66
Total derivative assets		$56	$66

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$122	$94
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	75	124
Total derivative liabilities		$197	$218

Net fair value of derivative instruments		$(141)	$(152)

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other.
However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $52 million as of March 31, 2018 and $56 million as of December 31, 2017. During the year ended December 31, 2017, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $70 million and $38 million of cash collateral related to our derivative liabilities as of March 31, 2018 and December 31, 2017, respectively, which is recognized in other current assets on our condensed consolidated balance sheet and is related to the right to reclaim cash collateral. We received $6 million in counterparty cash collateral related to our derivative assets as of March 31, 2018 which is recognized in other current liabilities on our condensed consolidated balance sheet and is related to the obligation to return cash collateral. We did not receive any counterparty cash collateral as of December 31, 2017.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2018 and December 31, 2017, and the impact of designated derivative instruments on accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	December 31, 2017	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	March 31, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(111)	$(62)	$(44)	$(129)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	March 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(32)	$40	$59

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of the recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended March 31,
	2018	2017
	(In millions)
	Revenue	Revenue
Total amounts presented in the condensed consolidated statement of income in which the effects of cash flow hedges are recorded	$3,685	$2,975
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income into net income	$(44)	$40

The following table provides the location in the condensed consolidated statements of income and amount of the recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$(44)	$(40)
Gains (losses) on foreign exchange contracts recognized in net revenues	(6)	$—
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$(50)	$(40)

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

	March 31, 2018	December 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$3,309	$2,639
Foreign exchange contracts not designated as hedging instruments	6,515	5,669
Total	$9,824	$8,308

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution and are responsible for servicing functions related to all our credit products. During the three months ended March 31, 2018 and 2017, we purchased approximately $3.0 billion and $2.1 billion, respectively, in credit receivables.

Loans and Interest Receivable, Held for Sale

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale and recorded at the lower of cost or fair value, determined on an aggregate basis. As of March 31, 2018 and December 31, 2017, the total outstanding balance in our held for sale portfolio was $6.5 billion and $6.4 billion, respectively, net of the participation interest sold to an independent chartered financial institution and other investors of $1.1 billion and $1.1 billion, respectively.

We use consumer FICO scores, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables, held for sale. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are generally obtained each quarter in which the U.S. consumer has an outstanding consumer receivable that we own. The weighted average U.S. consumer FICO scores related to our loans and interest receivable, held for sale balance outstanding at March 31, 2018 and December 31, 2017 was 679 and 680, respectively.

As of March 31, 2018 and December 31, 2017, approximately 50.4% and 51.1%, respectively, of the pool of loans and interest receivable, held for sale was due from U.S. consumers with FICO scores greater than or equal to 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2018 and December 31, 2017, approximately 12.3% and 11.7%, respectively, of the pool of loans and interest receivable, held for sale was due from U.S. customers with FICO scores below 599.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	March 31, 2018	December 31, 2017
	(In millions)
> 760	$812	$832
680 - 759	2,474	2,439
600 - 679	2,432	2,378
< 599	804	752
Total	$6,522	$6,401

FICO score segmentation included in the table above provides the credit quality of these receivables for comparative purposes only.

The following table presents the delinquency status of U.S. consumer loans and interest receivable, held for sale. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. As of March 31, 2018 and December 31, 2017, approximately 91.9% and 90.6%, respectively, of the portfolio of U.S. consumer loans and interest receivable, held for sale was current.

March 31, 2018(1)
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$5,994	$208	$88	$232	$528	$6,522
(1) Includes approximately $31 million of U.S. consumer loans and interest receivables not designated as held for sale that are fully reserved and are expected to be charged off, and excludes approximately $46 million related to accrued unbilled interest.

December 31, 2017(1)
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$5,800	$240	$103	$258	$601	$6,401
(1) Includes approximately $50 million of U.S. consumer loans and interest receivables not designated as held for sale that are fully reserved and are expected to be charged off, and excludes approximately $47 million related to accrued unbilled interest.

No allowances are recorded for potential losses against the loans and interest receivable, held for sale portfolio. Adjustments to the cost basis of the held for sale portfolio, which are primarily driven by charge-offs, are recorded as incurred and recognized in restructuring and other charges in our consolidated statement of income.

Loans and Interest Receivable, Net

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout. As of March 31, 2018 and December 31, 2017, the outstanding balance in our pool of consumer receivables that excludes amounts classified as held for sale and primarily consists of loans and interest receivable due from international consumer accounts was $403 million and $326 million, respectively.

We closely monitor credit quality for our international consumer receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources such as credit bureaus where available and internal historical experience including the consumer’s prior repayment history with PayPal Credit products as well as other measures. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies and in our determination of our allowance for international consumer loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the delinquency status of the principal amount of international consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. Amounts as of March 31, 2018 and December 31, 2017 represent loans and interest receivable due from consumer accounts excluding amounts classified as held for sale, of which approximately 95.3% and 96.0%, respectively, were current.

March 31, 2018
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$384	$10	$3	$6	$19	$403

December 31, 2017
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$313	$7	$2	$4	$13	$326

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017(1)
	Consumer Loans Receivable	Interest Receivable	Total Allowance(2)	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$57	$6	$63	$265	$40	$305
Provisions	23	3	26	120	29	149
Charge-offs	(39)	(3)	(42)	(104)	(32)	(136)
Recoveries	—	—	—	10	—	10
Ending balance	$41	$6	$47	$291	$37	$328
(1) Includes allowance related to loans and interest receivable, held for sale portfolio prior to its designation as held for sale.
(2) Beginning and ending balances include approximately $50 million and $31 million, respectively, of U.S. consumer receivables not designated as held for sale that are fully reserved and are expected to be charged off.

The tables above exclude receivables from other consumer credit products of $57 million and $55 million at March 31, 2018 and December 31, 2017, respectively, and allowances of $9 million and $7 million at March 31, 2018 and December 31, 2017, respectively.

The provision for loan losses relating to our international consumer loans receivable portfolio is recognized in transaction and loan losses. The provision for interest receivable due to interest and fees earned on our international consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction in revenue.

Merchant Receivables

We offer business financing solutions to certain existing small and medium-sized merchants through our PayPal Working Capital ("PPWC") product and, subsequent to our acquisition of Swift Capital ("Swift") in September 2017, through Swift business loan products. As of March 31, 2018 and December 31, 2017, the total outstanding balance in our pool of merchant loans, advances, interest and fees receivable was $1.2 billion and $1.0 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $28 million and $28 million, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. Through our Swift business loan products, we provide merchants with access to short-term business financing based on an evaluation of both the applying business as well as the business owner. Swift business loans are collected by periodic payments until the balance has been satisfied.

The interest or fee is fixed at the time the loan or advance is extended and recognized as deferred revenues included in other current liabilities in our condensed consolidated balance sheet. The fixed interest or fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant's payment processing history with PayPal, where available. For PPWC product, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For Swift business loans, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

We closely monitor credit quality for our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple data sources, both external and internal data to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fixed fee. Primary drivers of the models include the merchant's annual payment volume, payment processing history with PayPal and prior repayment history with the PayPal products where available, elements sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making ongoing credit decisions, to adjust our internal models, to plan our collection practices and strategies and in our determination of our allowance for these loans and advances.

Merchant Receivables Delinquency and Allowance

The following tables present our estimate of the principal amount of merchant loans, advances, interest and fees receivable past their original expected or contractual repayment period.

March 31, 2018
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,105	$44	$28	$40	$10	$122	$1,227

December 31, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$884	$44	$28	$43	$13	$128	$1,012

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the allowance for merchant loans and advances, interest and fees receivable, for the three months ended March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$52	$7	$59	$28	$3	$31
Provisions	39	6	45	9	2	11
Charge-offs	(21)	(2)	(23)	(10)	(2)	(12)
Recoveries	2	—	2	2	—	2
Ending balance	$72	$11	$83	$29	$3	$32

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. For Swift business loans, we charge off the receivable when the repayments are 180 days past due. For PPWC product, we charge off the receivable when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether or not the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses, and the provisions for interest and fees receivable is recognized in deferred revenues included in other current liabilities in our condensed consolidated balance sheet. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Note 12—Notes Payable

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by PayPal, Inc. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of March 31, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes. During the three months ended March 31, 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement. As of March 31, 2018, $3.0 billion was outstanding under the 2017 Credit Agreement at a weighted average interest rate of 2.88%. Accordingly, at March 31, 2018, no borrowing capacity was available under the 2017 Credit Agreement. The total interest expense and fees we recorded related to this credit facility was approximately $15 million for the three months ended March 31, 2018. On April 5, 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. No remaining borrowing capacity is available under this agreement.

We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million of borrowing capacity. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of March 31, 2018, no amounts were outstanding under those facilities, and therefore, approximately $350 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement ("2015 Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by PayPal, Inc. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Loans under the 2015 Credit Agreement will bear interest at either (i) London Interbank Offered Rate ("LIBOR") plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsidiaries under the 2015 Credit Agreement. As of March 31, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at March 31, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

Note 13—Commitments and Contingencies

Commitments

As of March 31, 2018 and December 31, 2017, approximately $27.3 billion and $26.4 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2018. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On March 28, 2016, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The CID requested the production of documents and answers to written questions related to our Venmo service. We have cooperated with the FTC in connection with the CID. On February 27, 2018, we entered into a Consent Order with the FTC in which we settled potential allegations arising from our Venmo services between 2013 and 2017. The Consent Order does not contain a monetary penalty, but requires PayPal to make various changes to Venmo’s disclosures and business practices. The Consent Order was subject to public comment through March 29, 2018 and is subject to final approval by the FTC. As required by the Consent Order, we will cooperate with the FTC’s requirements and work to ensure compliance with the Consent Order. Any failure to comply with the Consent Order may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources, all of which could result in a material loss or otherwise harm our business.

Legal Proceedings

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162 (the “California Derivative Case”) was filed in the U.S. District Court for the Northern District of California (the "Court"). On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Delaware court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the Court so that the Delaware Derivative Case could be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the Court. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428, and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and assert claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a CID from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The Derivative Cases allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and certain members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Exchange Act, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulations with respect to its Venmo service, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative Cases that consolidates these cases and appoints co-lead plaintiffs’ counsel for the consolidated case, captioned In re PayPal Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. 5:17-cv-00162-RS (the “Consolidated Derivative Case”). The Court’s order states that it applies to each purported derivative action that is subsequently filed in, removed to, or transferred to the Court, arising out of the same or substantially the same transactions or events as the Derivative Cases. On July 31, 2017, plaintiffs’ counsel designated the complaint filed in the Liss action as the operative complaint for the Consolidated Derivative Case. On October 5, 2017, another putative shareholder derivative suit was filed in the Court captioned Iron Workers Local No. 25 Pension Fund v. John J. Donahoe, et al., Case No. 5:17-cv-05741-NC, that makes similar allegations and advances similar claims against the same defendants as those at issue in the Consolidated Derivative Case. Pursuant to the Court’s consolidation order, this shareholder derivative suit is part of the Consolidated Derivative Case. On September 28, 2017, we filed a motion to dismiss the operative complaint on grounds that plaintiffs lack standing to pursue claims on behalf of the Company because they did not make a pre-suit demand on the Company’s Board of Directors prior to filing the Derivative Cases and failed to establish that making such a demand would have been futile. On January 18, 2018, the Court granted our motion to dismiss with leave to amend and gave plaintiffs 30 days from that date to file an amended

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

complaint. On February 16, 2018, plaintiffs in the Consolidated Derivative Case filed an amended complaint. Plaintiffs’ counsel also sent a letter dated February 15, 2018 to counsel for the defendants that purports to be a litigation demand on the Company's Board of Directors. In April 2018, defendants in the Consolidated Derivative Case entered into a tolling agreement that tolls the running of any statute of limitations applicable to the claims at issue in the lawsuit and the litigation demand plaintiffs sent to the Company's Board of Directors until 30 days from the time the Board issues a final response to the demand or three years elapse from the date of the tolling agreement, whichever comes first. Pursuant to the agreement, plaintiffs in the Consolidated Derivative Case have agreed to voluntarily dismiss the lawsuit without prejudice for now.

We have received subpoenas from the U.S. Department of Justice (“DOJ”) seeking the production of certain information related to our historical anti-money laundering program. We are cooperating with the DOJ in providing information in response to the subpoenas. We are unable to predict the outcome of the government's investigation.
In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017 we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956 was filed in the Court against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. Specifically, the lawsuit alleges that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. Pursuant to stipulations entered into by the parties to the case, the Court issued orders on March 30 and April 6, 2018 providing for the publication by interim co-lead counsel of an amended notice under the Private Securities Litigation Reform Act given the anticipated amendment of the complaint to include an amended class definition that includes individuals who purchased options to purchase our common stock between February 14, 2017 through December 1, 2017, the filing of an amended complaint by co-lead plaintiffs within seventy-five days of the March 30, 2018 order, and a briefing schedule on the Defendants’ anticipated motions to dismiss the amended complaint. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides management's estimate of the maximum potential exposure related to our protection programs as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Maximum potential exposure	$173,764	$165,207

The following table provides the amount of allowance for transaction losses and negative customer balances related to our protection programs as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Allowance for transaction losses and negative customer balances	$283	$266

Note 14—Related Party Transactions

As of March 31, 2018 and December 31, 2017, there were no material amounts payable to or amounts receivable from related parties. For all periods presented, there were no material related party transactions.

Note 15—Stock Repurchase Programs

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice.

In February 2018, we entered into an accelerated share repurchase ("ASR") agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of approximately $1.0 billion to the third party financial institution and received approximately 12.8 million shares of our common stock during the term of the transaction, which ended in March 2018. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the applicable ASR agreement.

We recorded the initial payment of $1.0 billion as a reduction to stockholders' equity on our condensed consolidated balance sheet. All common stock received was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The stock repurchase activity under the April 2017 stock repurchase program during the three months ended March 31, 2018 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1) (2)	Cash Paid for Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2018				$4,999
Repurchases of shares of common stock in the open market	10.8	$76.82	825	4,174
Repurchases of shares of common stock under the ASR agreement	12.8	$78.03	1,000	3,174
Balance as of March 31, 2018	23.6		$1,825	$3,174
(1)Average price paid per share for open market purchases includes broker commissions.
(2) Average price paid per share under the ASR agreement represents the volume-weighted average share price, less a discount and adjustments pursuant to the terms of the agreement. Treasury stock recorded for repurchases under the ASR agreement amounts to $985 million.

These repurchased shares of common stock were recorded as treasury stock for purposes of calculating earnings per share, and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 16—Stock-Based Plans

Stock Options

As of March 31, 2018, 1.9 million options to purchase shares of common stock were outstanding. No new options were granted in the three months ended March 31, 2018.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PBRSUs)

The following table summarizes the RSU and PBRSU activity under our equity incentive plans for the three months ended March 31, 2018:

Units
(In thousands)
Outstanding at January 1, 2018	33,875
Awarded(1)	12,103
Vested(1)	(9,663)
Forfeited	(484)
Outstanding at March 31, 2018	35,831
Expected to vest	30,871
(1) Includes approximately 2.1 million additional PBRSUs issued due to company performance in connection with the Company's 2017 annual incentive plan.

The weighted average grant-date fair value of RSUs and PBRSUs granted during the three months ended March 31, 2018 was $78.58 per share.

In the three months ended March 31, 2018, the Company granted RSUs that vest in equal annual installments over a three-year period, 1.5 million PBRSUs with a one-year performance period (fiscal 2018) and cliff vesting following the completion of the performance period in February 2019 (one year from the annual incentive award cycle grant date) and 0.7 million PBRSUs with a three-year performance period. Over the respective performance period, the number of PBRSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Customer support and operations	$38	$30
Sales and marketing	44	28
Product development	64	45
General and administrative	59	42
Depreciation and amortization	4	2
Total stock-based compensation expense	$209	$147
Capitalized as part of internal use software and website development costs	$7	$3

Note 17—Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 7% and 12%, respectively. The difference between our effective tax rate for the three months ended March 31, 2018 and the U.S. federal statutory rate of 21% was primarily the result of foreign income taxed at different rates and discrete tax benefits related to stock-based compensation. The difference between our effective tax rate for the three months ended March 31, 2017 and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates.

During the three months ended March 31, 2018, we recognized tax expense adjustments of $3 million to the provisional amounts recorded at December 31, 2017 for the enactment-date effects of the Tax Act. All amounts recorded related to the enactment-date effects of the Tax Act as of March 31, 2018 are considered provisional estimates because we have not completed our accounting for certain elements of the Tax Act, including whether taxes due on future U.S. inclusions related to Global Intangible Low Taxed Income ("GILTI") are recorded as a current-period expense when incurred or whether such amounts should be factored into our measurement of its deferred taxes. As a result, for the period ended March 31, 2018, we have treated GILTI as a period cost. We will continue to refine our calculations as additional analysis is completed. Our provisional estimates may be affected as we gain a more thorough understanding of the Tax Act and any such changes to those estimates could be material to income tax expense.

Note 18—Restructuring

During the first quarter of 2018 and 2017, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $25 million and $40 million, respectively. The reduction approved in the first quarter of 2018 also includes restructuring charges related to the decision to wind down TIO's operations. The reduction and timing of cash payments associated with the 2018 restructuring are expected to be substantially completed by the end of 2018. We incurred employee and severance benefits expenses under the 2017 strategic reduction, which was substantially completed by the end of the year.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2018:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2018	$2
Charges	25
Payments	(2)
Accrued liability as of March 31, 2018	$25

Note 19—Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	(62)	(16)	2	4	(72)
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	(44)	(1)	—	—	(45)
Net current period other comprehensive income (loss)	(18)	(15)	2	4	(27)
Ending balance	$(129)	$(27)	$(23)	$10	$(169)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(32)	—	13	1	(18)
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	40	(1)	—	—	39
Net current period other comprehensive income (loss)	(72)	1	13	1	(57)
Ending balance	$59	$(4)	$(55)	$2	$2

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2018	2017
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$(44)	$40	Net revenues
Unrealized gains (losses) on investments	(1)	(1)	Other income (expense), net
	$(45)	$39	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(45)	$39	Net income

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"), as supplemented and, to the extent inconsistent, superseded (if applicable) by some of the information in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. Our vision is to democratize financial services, as we believe that managing and moving money is a right for all people, not just the affluent. Our goal is to increase our relevance for consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. We also facilitate person-to-person payments through our PayPal, Venmo and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, and Xoom products, compose our proprietary Payments Platform.

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

We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. For both the three months ended March 31, 2018 and 2017, net revenues generated from our U.K. operations constituted 11% of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.

Information security risks for global payments and technology companies have significantly increased in recent years. Although we are not aware of any material impacts relating to cyberattacks or other information security breaches on our Payments Platform, we are not immune to these risks and there can be no assurance that we will not suffer such losses in the future.

Overview of Results of Operations

The following table provides a summary of our condensed consolidated GAAP financial measures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2018	2017
	(In millions, except percentages and per share data)
Net revenues	$3,685	$2,975	24%
Operating expenses	3,151	2,544	24%
Operating income	$534	$431	24%
Operating margin	14%	14%	**
Income tax expense	$37	$54	(31)%
Effective tax rate	7%	12%	**
Net income	$511	$384	33%
Net income per diluted share	$0.42	$0.32	33%
Net cash provided by operating activities	$(349)	$751	(146)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended March 31, 2018 and 2017

Net revenues increased $710 million, or 24%, in the three months ended March 31, 2018 compared to the same period of the prior year driven primarily by growth in TPV (as defined below under "Net revenues") of 32% compared to the same period of the prior year. Net revenues from our recent acquisition of Swift contributed one percentage point to the growth rate.

Total operating expenses increased $607 million, or 24%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to increases in transaction expense, restructuring and other, general and administrative, sales and marketing and product development expenses. Operating expenses related to our recent acquisitions of TIO and Swift collectively contributed three percentage points to the growth rate in total operating expenses. In March 2018, our management decided to wind down TIO's operations.

Operating income increased $103 million, or 24%, in the three months ended March 31, 2018 compared to the same period of the prior year due to the increase in net revenues and positive impact of held for sale accounting for our U.S. consumer credit portfolio offset by the growth in operating expenses and impact of recent acquisitions. Our operating margin was 14% in both the three months ended March 31, 2018 and 2017. Operating margin for the three months ended March 31, 2018 was negatively impacted by growth in transaction expense which increased 29% in the three months ended March 31, 2018 compared to net revenues, which increased 24% in the same period. These impacts were offset by operating efficiencies in our business.

Net income increased by $127 million, or 33%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to the increase in operating income of $103 million and a decrease in income tax expense of $17 million, which was driven by discrete tax benefits related to stock-based compensation partially offset by tax expense associated with the increase in operating income. For the three months ended March 31, 2018, our diluted net income per share was $0.42, a $0.10 increase compared to the same period of the prior year.

Non-GAAP Financial Measures

The following table provides a summary of our condensed consolidated non-GAAP financial measures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2018	2017
	(In millions, except percentages and per share data)
Non-GAAP operating income	$829	$643	29%
Non-GAAP operating margin	22%	22%	**
Non-GAAP income tax expense	$151	$116	30%
Non-GAAP net income	$692	$534	30%
Non-GAAP net income per diluted share	$0.57	$0.44	29%
Free cash flow	$(527)	$603	(187)%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Non-GAAP operating income, non-GAAP operating margin, non-GAAP income tax expense, non-GAAP net income, non-GAAP net income per diluted share and free cash flow are not financial measures prepared in accordance with the U.S. GAAP. For information on how we compute these non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP, please refer to “Non-GAAP Financial Information” below.

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended March 31, 2018 and 2017, we generated approximately 45% and 46% of our net revenues from customers domiciled outside of the United States ("U.S."), respectively. Other than the U.S., the U.K. was the only country where we generated more than 10% of total net revenues in the three months ended March 31, 2018 and 2017. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three months ended March 31, 2018 and March 31, 2017, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2018
(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$141
Hedging impact	(50)
Favorable impact to net revenues	91
Unfavorable impact to operating expense	(59)
Net impact to operating income	$32

Three Months Ended March 31, 2017
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(56)
Hedging impact	40
Unfavorable impact to net revenues	(16)
Favorable impact to operating expense	15
Net impact to operating income	$(1)

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with our services in multiple currencies, we generally set our foreign currency exchange rates daily, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

Financial Results

Net Revenues

Due to the diversification of PayPal’s business through strategic partnerships, new products and acquisitions, we have updated our definitions of "active accounts" and "total payment volume (TPV)" as described below.

Active Accounts: An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction through our Payments Platform, not including gateway-exclusive transactions, within the past 12 months. The definition of active accounts has been expanded to include payments made or outstanding balances held on our co-branded credit card program. The definition has also been expanded to include accounts from our platform access partners. A platform access partner is a third party whose customers are provided access to PayPal’s Payments Platform through such third party’s login credentials. This expanded definition captures uniquely identifiable accounts for which PayPal receives economic benefits for completed transactions processed on behalf of customers who have established a relationship with PayPal.

Total Payment Volume: The value of payments, net of reversals, successfully completed through our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. The definition of TPV has been expanded to include PayPal’s diversification into new partner payment solutions such as certain tokenized transactions and contextual commerce which expand our opportunities for growth.

The revised definition will also capture TPV from our merchant debit card program. Due to their inclusion in TPV, revenues from these transactions were reclassified from “other value added services” to “transaction revenues” with no change to “total net revenues.”

These revisions also impacted previously reported results for other non-financial key performance metrics, including number of payment transactions and payment transactions per active account. Prior period metrics have been revised in this filing to conform to the new definitions.

We earn revenue from the following types of transactions:

•
Transaction revenues: Net transaction fees charged to consumers and merchants on a transaction basis primarily based on the volume of activity, or total payments volume (“TPV”), processed through our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, not including gateway-exclusive transactions. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer are in different countries).

•
Other value added services: Net revenues derived principally from interest and fees earned on our loans and interest receivable, net and held for sale portfolio, subscription fees, gateway fees, gains on sale of participation interests in certain consumer loans receivable and working capital loans and advances, revenue share we earn through partnerships, interest earned on certain PayPal customer account balances, and fees earned through other services that we provide to consumers and merchants.

Net Revenues Analysis

The components of our net revenue for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2018	2017(1)
	(In millions, except percentages)
Transaction revenues	$3,197	$2,624	22%
Other value-added services	488	351	39%
Net revenues	$3,685	$2,975	24%
(1) Amounts in the prior period were reclassified to conform to current period presentation.

Transaction revenues grew by $573 million, or 22%, for the three months ended March 31, 2018 compared to the same period of the prior year due primarily to the growth in TPV, mainly from our PayPal and Braintree products.

The following table provides a summary of our active accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2018	2017(1)
	(In millions, except percentages)
Active accounts(2)	237	205	15%
Number of payment transactions(3)	2,214	1,771	25%
Payment transactions per active account(4)	34.7	32.2	8%
Total TPV(5)	$132,364	$100,639	32%
Percent of cross-border TPV	21%	21%	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Prior period amounts were revised to reflect updated definitions of our metrics.
(2) Reflects active accounts as of the end of the applicable period. An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction through our Payments Platform, not including gateway-exclusive transactions, within the past 12 months.
(3) Number of payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, not including gateway-exclusive transactions.
(4) Number of payment transactions per active account reflects the total number of payment transactions within the previous 12 month period, divided by active accounts at the end of the period.
(5) TPV is the value of payments, net of reversals, successfully completed through our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.
** Not meaningful

Transaction revenues grew more slowly than both TPV and number of payment transactions for the three months ended March 31, 2018 compared to the same period in the prior year due to a higher proportion of person-to-person ("P2P") transactions (primarily from our PayPal and Venmo products) from which we earn lower rates, foreign exchange hedging losses, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volumes. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three months ended March 31, 2018.

For the three months ended March 31, 2018, net revenues from other value added services increased $137 million, or 39%, compared to the same period in the prior year due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio which was also positively impacted by held for sale accounting for our U.S. consumer credit portfolio. Swift revenues contributed approximately eight percentage points to the growth rate. The total consumer and merchant loans and interest receivable balance, including consumer loans and receivables, held for sale, as of March 31, 2018 and March 31, 2017 was $8.3 billion and $5.7 billion, respectively, reflecting a year-over-year increase of 46%.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank, which we believe will enable us, at closing, to free up balance sheet capacity and cash flow for other uses, and mitigate balance sheet risk. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of the decision to sell these receivables from our Board of Directors, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value. This transaction will be accounted for as a sale, and the receivables will no longer be reported in our consolidated financial statements, upon close of the transaction.

Following the closing of this transaction, which is expected to occur in the third quarter of 2018, Synchrony Bank will become the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we will no longer hold an ownership interest in the receivables generated through the program (other than charged off receivables). In addition, we will earn a profit share on the portfolio of consumer receivables owned by Synchrony Bank, which will be recorded in net revenues from other value added services.

Operating Expenses

The following table summarizes our operating expenses and related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2018	2017
	(In millions, except percentages)
Transaction expense	$1,275	$987	29%
Transaction and loan losses	305	300	2%
Customer support and operations	351	317	11%
Sales and marketing	285	238	20%
Product development	258	214	21%
General and administrative	339	265	28%
Depreciation and amortization	185	183	1%
Restructuring and other charges	153	40	283%
Total operating expenses	$3,151	$2,544	24%
Transaction expense rate(1)	0.96%	0.98%	**
Transaction and loan loss rate(2)	0.23%	0.30%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV. Prior year amount was revised to reflect updated TPV definition, as discussed above.
(2) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV. Prior year amount was revised to reflect updated TPV definition, as discussed above.
** Not meaningful

Transaction Expense

Transaction expense increased by $288 million, or 29%, in the three months ended March 31, 2018 compared to the same period of the prior year primarily due to the increase in TPV of 32%. The decrease in our transaction expense rate for the three months ended March 31, 2018 compared to the same period of the prior year was due primarily to the impact of foreign currency exchange rates and a higher volume of P2P transactions.

Our transaction expense rate is impacted by changes in regional and funding mix, and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three months ended March 31, 2018 and 2017, approximately 2% of TPV was funded with PayPal Credit. For the three months ended March 31, 2018 and 2017, approximately 44% and 42% of TPV was generated outside of the U.S., respectively. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Loan Losses

The components of our transaction and loan losses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2018	2017
	(In millions, except percentages)
Transaction losses	$243	$171	42%
Loan losses	62	129	(52)%
Transaction and loan losses	$305	$300	2%

Transaction losses increased by $72 million, or 42%, in the three months ended March 31, 2018 compared to the same period of the prior year primarily due to the increase in TPV. Transaction losses as a percentage of TPV increased by one basis point in the three months ended March 31, 2018, compared to the same period of the prior year.

Loan losses decreased by $67 million, or 52%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to the designation of our U.S. consumer credit portfolio as held for sale, partially offset by an increase in our PayPal Working Capital loans and Swift business loans receivable balance. The total consumer loans and interest receivable balance as of March 31, 2018 and March 31, 2017 was $403 million and $5.1 billion, respectively, reflecting a year-over-year decrease of 92%.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	March 31,
	2018	2017
Percent of consumer loans and interest receivables current(1)	95.3%	91.3%
Percent of consumer loans and interest receivables > 90 days outstanding(1)(2)	1.5%	3.9%
Net charge off rate(1)(3)	2.3%	6.9%
(1) Amounts as of March 31, 2018 represent loans and interest receivables due from consumer accounts not classified as held for sale. Amounts as of March 31, 2017 represent total consumer loans and interest receivables including U.S. consumer receivables because they were not classified as held for sale as of that date.
(2) Represents percentage of balances which are 90 days past the billing date to the consumer.
(3) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances interest and fees receivable outstanding as of March 31, 2018, net of participation interest sold, were $1.2 billion. Total merchant loans, advances, interest and fees receivable outstanding as of March 31, 2017 were $566 million, representing a year-over-year increase of 117%, which was due primarily to the acquisition of Swift portfolio and its growth subsequent to acquisition, combined with increase in the availability of our PPWC credit products.

We closely monitor credit quality for our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple data sources, both external and internal data to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fixed fee. Primary drivers of the models include the merchant's annual payment volume, payment processing history with PayPal and prior repayment history with the PayPal products where available, elements sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making ongoing credit decisions, to adjust our internal models, to plan our collection practices and strategies and in our determination of our allowance for these loans and advances.

For PPWC product, the number of days our merchant loans and advances receivables are past due is based on the current expected repayment period of the loan or advance and fixed fee as compared to an original expected repayment period. We generally calculate the repayment rate of the merchant's estimated future payment volume such that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. For Swift business loans, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to12 months. We monitor receivables with repayment periods greater than the original expected or contractual repayment period.

The following table provides information regarding the credit quality of our merchant receivables:

	March 31,
	2018	2017
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	90.1%	83.2%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	4.1%	7.8%

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans. For additional information, see "Note 11—Loans and Interest Receivable" in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations expenses increased by $34 million, or 11%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to an increase in network infrastructure expenses and contractor and employee related expenses to support the growth in our active accounts and the number of payment transactions occurring on our Payments Platform.

Sales and Marketing

Sales and marketing expenses increased by $47 million, or 20%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to higher employee-related expenses. Our recent acquisitions contributed approximately nine percentage points to the growth rate.

Product Development

Product development expenses increased by $44 million, or 21%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to an increase in employee-related expenses. Our recent acquisitions contributed approximately two percentage points to the growth rate.

General and Administrative

General and administrative expenses increased by $74 million, or 28%, in the three months ended March 31, 2018 compared to the same period of the prior year due primarily to an increase in employee-related expenses and facilities cost. Our recent acquisitions contributed approximately three percentage points to the growth rate.

Depreciation and Amortization

Depreciation and amortization expenses in the three months ended March 31, 2018 remained consistent as compared to the same period of the prior year.

Restructuring and Other Charges

Restructuring and other charges increased by $113 million in the three months ended March 31, 2018 compared to the same period of the prior year due to cost basis adjustments related to our loans and receivables, held for sale portfolio, partially offset by lower restructuring charges incurred compared to the same period of the prior year.

In March 2018, management approved a strategic reduction of the existing global workforce, including a decision to wind down TIO's operations, which resulted in restructuring charges of $25 million. The reduction and cash payments associated are expected to be substantially completed by the end of 2018. Restructuring expenses were $40 million in the three months ended March 31, 2017.

Due to the designation of the U.S. consumer credit receivables portfolio as held for sale in November 2017, approximately $128 million related to adjustments to the cost basis, which are primarily driven by charge offs against those loans and interest receivables, were recorded in restructuring and other charges during the three months ended March 31, 2018.

Income Tax Expense

Our effective income tax rate was 7% and 12% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective income tax rate was due primarily to discrete tax adjustments related to the accounting for the tax benefits of stock-based compensation.

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

The following table provides reconciliations of our condensed consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In millions, except percentages)
GAAP operating income	$534	$431
Stock-based compensation expense and related employer payroll taxes	241	149
Amortization of acquired intangible assets	29	23
Restructuring	25	40
Total non-GAAP operating income adjustments	295	212
Non-GAAP operating income	$829	$643
Non-GAAP operating margin	22%	22%

	Three Months Ended March 31,
	2018	2017
	(In millions, except percentages and per share data)
GAAP income before income taxes	$548	$438
GAAP income tax expense	37	54
GAAP net income	511	384
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	295	212
Other(1)	3	—
Tax effect of non-GAAP adjustments	(117)	(62)
Non-GAAP net income	$692	$534

GAAP net income per diluted share	$0.42	$0.32
Non-GAAP net income per diluted share	$0.57	$0.44
Shares used in GAAP diluted share calculation	1,217	1,216
Shares used in non-GAAP diluted share calculation	1,217	1,216

GAAP income tax expense	$37	$54
Tax effect of non-GAAP adjustments	114	62
Non-GAAP income tax expense	$151	$116

GAAP effective tax rate	7%	12%
Tax effect of non-GAAP adjustments to net income	11%	6%
Non-GAAP effective tax rate	18%	18%
(1) Tax expense related to the Tax Act.

In addition to the non-GAAP measures discussed above, we also use free cash flow to assess our performance. Free cash flow represents cash flows from operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property and equipment, and investments in our Payments Platform, which can then be used to, among other things, invest in our business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash (used in) provided by operating activities(1)	$(349)	$751
Less: purchases of property and equipment	(178)	(148)
Free cash flow	$(527)	$603
(1) The period ended March 31, 2018 includes a $1.3 billion reduction due to the change in presentation of the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Cash, cash equivalents and investments(1)(2)	$7,622	$7,487
(1) Excludes assets related to customer accounts of $19.2 billion and $18.2 billion at March 31, 2018 and December 31, 2017, respectively.
(2) Excludes total restricted cash of $83 million and $81 million at March 31, 2018 and December 31, 2017, respectively, and equity investments of $88 million as of both March 31, 2018 and December 31, 2017.

Cash, cash equivalents and investments held by our foreign subsidiaries were $6.6 billion as of March 31, 2018 and $6.1 billion at December 31, 2017, or 87% and 81% of our total cash, cash equivalents and investments as of those respective dates. At December 31, 2017, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time transition tax. Subsequent repatriations will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax.

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of March 31, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes of us and our subsidiaries.

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

During the three months ended March 31, 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement. As of March 31, 2018, $3.0 billion was outstanding under the 2017 Credit Agreement at a weighted average interest rate of 2.88%. Accordingly, at March 31, 2018, no borrowing capacity was available under the 2017 Credit Agreement. On April 5, 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. No remaining borrowing capacity is available under this agreement.

We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million of borrowing capacity. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of March 31, 2018, no amounts were outstanding under these facilities, and therefore, approximately $350 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement ("2015 Credit Agreement" and collectively with the 2017 Credit Agreement, the "Credit Agreements") that provides for an unsecured $2.0 billion, 5-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of March 31, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

As of March 31, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at March 31, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2018, we had a total of $3.8 billion in cash withdrawals offsetting our $3.8 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In March 2016, as approved by management and our Luxembourg banking subsidiary's Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. In the fourth quarter of 2017, an additional amount of $700 million of European customer balances held in our Luxembourg banking subsidiary was approved and designated to be used to extend credit to our U.S. consumers. These funds were classified as cash and cash equivalents in our condensed consolidated balance sheet on the date of designation and represent approximately 26% of European customer balances potentially available for corporate use by us at March 31, 2018 as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal.

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

As of March 31, 2018, we continue to be rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under the Credit Agreements.
The risk of losses from our customer protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in the condensed consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.17% and 0.18% of TPV. Historical trends may not be an indication of future results.

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice.

During the three months ended March 31, 2018, we repurchased approximately $825 million of our common stock through open market repurchases and approximately $1.0 billion pursuant to the ASR agreement, under our stock repurchase program authorized in April 2017. As of March 31, 2018, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase program.

Our liquidity, access to capital and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 13—Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to fund our operating activities, anticipated capital expenditures, and PayPal Credit products for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, repurchase shares under our share repurchase program or reduce our cost of capital.

Cash Flows

The following table summarizes our condensed consolidated statement of cash flows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$(349)	$751
Investing activities	5	(1,243)
Financing activities	793	(54)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	11
Net increase/(decrease) in cash, cash equivalents and restricted cash	$442	$(535)

Operating Activities

The net cash used in operating activities of $349 million in the three months ended March 31, 2018 was primarily due to the $1.3 billion negative impact of changes in the loans and interest receivable held for sale, net and changes in other assets and liabilities of $468 million primarily related to actual cash transaction losses incurred during the period. These uses of cash were partially offset by operating income of $534 million and adjustments for non-cash expenses of depreciation and amortization and stock-based compensation of $390 million and expenses related to provision for transaction and loan losses of $305 million.

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

In the three months ended March 31, 2018, we received a net cash refund of income taxes of $6 million. Cash paid for income taxes in the three months ended March 31, 2017 was $48 million.

Investing Activities

We generated cash from investing activities of $5 million in the three months ended March 31, 2018 was due primarily to purchases of investments of $5.3 billion and purchases of property and equipment of $178 million offset by maturities and sales of investments of $4.3 billion, changes in principal loans receivable, net of $738 million, and changes in funds receivable from customers of $429 million.

The net cash used in investing activities of $1.2 billion in the three months ended March 31, 2017 was due primarily to purchases of investments of $7.1 billion, changes in principal loans receivable, net of $136 million and purchases of property and equipment of $148 million. These net cash outflows were partially offset by maturities and sales of investments of $5.6 billion and changes in funds receivable from customers of $567 million.

Financing Activities

We generated cash from financing activities of $793 million in the three months ended March 31, 2018 due primarily to borrowings on our 2017 Credit Agreement of $2.0 billion and increase in funds payable and amounts due to customers of $865 million. These net inflows were offset by the repurchase of $1.8 billion of our common stock under our stock repurchase program and tax withholdings related to net share settlement of equity awards of $335 million.

The net cash used in financing activities of $54 million in the three months ended March 31, 2017 was due primarily to the repurchase of $517 million of our common stock under our stock repurchase program and tax withholdings related to net share settlement of equity awards of $101 million offset by increases in funds payable and amounts due to customers of $552 million.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure. We define free cash flow as cash flows from operating activities less purchases of property and equipment.

We had negative free cash flow of $527 million in the three months ended March 31, 2018, representing a decrease of $1.1 billion from the same period of the prior year. The decrease in free cash flow during the period was due to lower cash generated from operating activities of $1.1 billion, which was impacted by the change in presentation from investing activities to operating activities of originations and collections on the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017, and higher purchases of property and equipment of $30 million as compared to the same period of the prior year.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

During the three months ended March 31, 2018, we had a negative effect of currency exchange rates on cash, cash equivalents and restricted cash of $7 million due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar. During the three months ended March 31, 2017 we had a positive effect of currency exchange rates on cash, cash equivalents and restricted cash of $11 million, due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We are exposed to interest-rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts. .

As of March 31, 2018 and December 31, 2017, approximately 38% and 39% of our total cash and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the fourth quarter of 2017, we entered into an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to three borrowings ("2017 Credit Agreement"). In the third quarter of 2015, we entered into a $2.0 billion senior unsecured credit facility maturing in 2020 ("2015 Credit Agreement"). We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million.

Borrowings under the 2017 Credit Agreement and 2015 Credit Agreement, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2018, we had $3.0 billion of borrowings outstanding under the 2017 Credit Agreement at a weighted average interest rate of 2.88%. Accordingly, at March 31, 2018, no borrowing capacity was available under the 2017 Credit Agreement. As of March 31, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement or uncommitted facilities.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at March 31, 2018 and December 31, 2017.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 10—Derivative Instruments” to the condensed consolidated financial statements included in this report.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at March 31, 2018 and December 31, 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $668 million and $536 million lower, respectively. If the U.S. dollar strengthened by 20% at March 31, 2018 and December 31, 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $668 million and $536 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $261 million and $243 million at March 31, 2018 and December 31, 2017, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of March 31, 2018 would have positively impacted income before income taxes by approximately $227 million, resulting in a net negative impact of approximately $34 million. Foreign currency exchange contracts in place as of December 31, 2017 would have positively impacted income before income taxes by approximately $211 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Investment Risk

As of March 31, 2018 and December 31, 2017, our equity investments totaled $88 million, which represented approximately 1% of our total cash and investment portfolio and were primarily related to minority equity interests in companies that are not publicly traded. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A: Risk Factors

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, and future results and the trading price of our common stock. You should carefully read the following information together with the information appearing in Part I, Item 1A, Risk Factors in our 2017 Form 10-K.  The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2017 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities or those of our customers, partners or vendors, or attempting to fraudulently induce (often through spear phishing attacks) our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We believe that PayPal is a particularly attractive target for such breaches and attacks due to our name and brand recognition and the widespread adoption and use of our products and services. Although we have developed systems and processes designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant resources to bolster these protections, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of our security could interrupt our operations, result in our systems or services being unavailable, result in improper disclosure of data, materially harm our reputation and brands, result in significant regulatory scrutiny and legal and financial exposure, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to them or claims by them, and adversely affect our business and results of operations. In addition, any cyberattacks or data security breaches affecting companies that we acquire or our customers, partners or vendors (including data center and cloud computing providers) could have similar negative effects. See "Note 13—Commitments and Contingencies" to our consolidated financial statements for disclosure relating to the suspension of operations of TIO Networks ("TIO") (which we acquired in July 2017) as part of an ongoing investigation of security vulnerability of the TIO platform. Actual or perceived vulnerabilities or data breaches have led and may lead to claims against us.

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

Our systems and those of our services providers and partners may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions to our systems due to break-ins, sabotage, and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming and may divert our resources from other business priorities.

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

Our business is subject to extensive government regulation and oversight. For a discussion of how government regulation impacts key aspects of our business, please see Item 1 “Business—Government Regulation” in our 2017 Form 10-K. In addition, some of the risks relating to government regulation and oversight of our business are discussed in Item 1A “Risk Factors” in our 2017 Form 10-K under a risk factor captioned “Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations”. The information appearing below under the captions “Payments Regulation” and “Privacy and Protection of User Data” supplements and supersedes the information appearing in the same captions in that risk factor in our 2017 Form 10-K but it does not supersede any of the other information in that risk factor. Accordingly, for additional information regarding some of the risks resulting from government regulation and oversight of our business, please also see the information under the other captions in that risk factor in our 2017 Form 10-K.

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

We provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations can be subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, including the EU Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 and is in the process of being implemented into national legislation, with certain requirements effective January 13, 2018. The implementation of the PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider would be able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business.

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

In certain other markets outside the U.S., we are locally regulated and hold payments licenses. For example, in Hong Kong, we serve our customers through a Hong Kong subsidiary, which is licensed by the Hong Kong Monetary Authority as an issuer of stored value facility (“SVF Licensee”). In Russia, we serve our customers through a Russian subsidiary which operates under a license of the Central Bank of Russia as a non-credit banking institution. In such markets, we could be subject to significant fines or other enforcement action if we violate the reporting, anti-money laundering, capital requirements, privacy, corporate governance, risk management, float management, and/or any other requirements imposed on license holders.

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

PayPal relies on a variety of compliance methods to transfer personal data of EU citizens to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EU customers and/or employees outside of the EU have compliant transfer mechanisms. In October 2015, the European Court of Justice invalidated U.S.-EU Safe Harbor framework that was previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties who had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for Safe Harbor known as “Privacy Shield.” Both the Privacy Shield framework and SCCs are facing legal challenges in the European justice system. To the extent that the Privacy Shield or SCCs are invalidated, PayPal’s ability to process EU personal data with third parties outside of the EU could be jeopardized.

In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect in May 2018. The proposed EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. We are evaluating the regulation and its requirements. Implementation of the GDPR could require us to change our business practices and increase the costs and complexity of compliance.

PayPal also faces additional potential challenges from local data protection authorities (“DPAs”). Because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a 2015 European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and may conflict with, Luxembourg privacy laws.

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

Data protection, privacy and information security have become the subject of increasing public, media, regulatory and legislative concern. We post on our websites and applications our privacy policies and practices regarding the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies, with applicable industry data protection or security standards, with any applicable regulatory requirements or orders, or with privacy, data protection, information security or consumer protection-related laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, and increase the costs and complexity of compliance that could, individually or in the aggregate, materially harm our business. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of privacy laws.

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, which could have a material adverse impact on our business, financial condition and results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice.

In February 2018, we entered into an accelerated share repurchase ("ASR") agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of approximately $1.0 billion to the third party financial institution and received approximately 12.8 million shares of our common stock during the term of the transaction, which ended in March 2018. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the applicable ASR agreement.

The stock repurchase activity under our April 2017 stock repurchase program during the three months ended March 31, 2018 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of January 2018				$4,999
Period ended January 31, 2018	—	—	—	4,999
Period ended February 28, 2018	9.9	$76.61	9.9	4,239
Period ended February 28, 2018 (ASR agreement)(2)	10.3	$78.03	10.3	3,239
Period ended March 31, 2018	0.9	$79.37	0.9	3,174
Period ended March 31, 2018 (ASR agreement)(2)	2.5	$78.03	2.5	3,174
Balance as of March 31, 2018	23.6		23.6	$3,174
(1) Average price paid per share for open market purchases includes broker commissions.
(2) Average price paid per share represents the volume-weighted average share price, less a discount and adjustments pursuant to the terms of the ASR agreement. We made an up-front payment of approximately $1.0 billion in connection with the ASR agreement in February 2018.

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	April 26, 2018
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Executive Vice President, Chief Financial Officer
Date:	April 26, 2018
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	April 26, 2018