Form 10-Q
period 2018-06-30
PayPal Holdings, Inc.
filed 2018-07-26
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 20, 2018, there were 1,183,672,508 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,840	$2,883
Short-term investments	2,125	2,812
Accounts receivable, net	283	283
Loans and interest receivable, net of allowances of $161 and $129 as of June 30, 2018 and December 31, 2017, respectively	1,803	1,314
Loans and interest receivable, held for sale	6,870	6,398
Funds receivable and customer accounts	19,188	18,242
Prepaid expenses and other current assets	1,075	713
Total current assets	34,184	32,645
Long-term investments	1,369	1,961
Property and equipment, net	1,567	1,528
Goodwill	4,331	4,339
Intangible assets, net	125	168
Other assets	101	133
Total assets	$41,677	$40,774
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$201	$257
Notes payable	2,000	1,000
Funds payable and amounts due to customers	20,688	19,742
Accrued expenses and other current liabilities	1,836	1,781
Income taxes payable	84	83
Total current liabilities	24,809	22,863
Deferred tax liability and other long-term liabilities	1,849	1,917
Total liabilities	26,658	24,780
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,184 and 1,200 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Treasury stock at cost, 77 and 47 shares as of June 30, 2018 and December 31, 2017, respectively	(4,311)	(2,001)
Additional paid-in-capital	14,434	14,314
Retained earnings	4,860	3,823
Accumulated other comprehensive income (loss)	36	(142)
Total equity	15,019	15,994
Total liabilities and equity	$41,677	$40,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)
	(Unaudited)
Net revenues	$3,857	$3,136	$7,542	$6,111
Operating expenses:
Transaction expense	1,362	1,064	2,637	2,051
Transaction and loan losses	334	308	639	608
Customer support and operations	357	335	708	652
Sales and marketing	313	284	598	522
Product development	255	232	513	446
General and administrative	368	282	707	547
Depreciation and amortization	180	201	365	384
Restructuring and other charges	116	—	269	40
Total operating expenses	3,285	2,706	6,436	5,250
Operating income	572	430	1,106	861
Other income (expense), net	37	17	51	24
Income before income taxes	609	447	1,157	885
Income tax expense	83	36	120	90
Net income	$526	$411	$1,037	$795

Net income per share:
Basic	$0.44	$0.34	$0.87	$0.66
Diluted	$0.44	$0.34	$0.86	$0.65

Weighted average shares:
Basic	1,187	1,202	1,190	1,203
Diluted	1,202	1,215	1,209	1,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
	(Unaudited)
Net income	$526	$411	$1,037	$795
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(29)	16	(27)	29
Unrealized gains (losses) on investments, net	5	—	(10)	1
Tax (expense) benefit on unrealized gains (losses) on investments, net	(1)	(1)	3	(1)
Unrealized gains (losses) on hedging activities, net	233	(117)	215	(189)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(3)	2	(3)	3
Other comprehensive income (loss), net of tax	205	(100)	178	(157)
Comprehensive income	$731	$311	$1,215	$638
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,037	$795
Adjustments:
Transaction and loan losses	639	608
Depreciation and amortization	365	384
Stock-based compensation	410	321
Deferred income taxes	89	102
Gain on sale of principal loans receivable held for sale, net	(10)	(12)
Cost basis adjustments to loans and interest receivable held for sale	244	—
Other	(31)	—
Changes in assets and liabilities:
Accounts receivable	1	38
Changes in loans and interest receivable held for sale, net	(2,268)	12
Accounts payable	(17)	4
Income taxes payable	(14)	21
Other assets and liabilities	(766)	(601)
Net cash (used in) provided by operating activities	(321)	1,672
Cash flows from investing activities:
Purchases of property and equipment	(376)	(322)
Changes in principal loans receivable, net	1,000	(627)
Purchases of investments	(10,616)	(11,956)
Maturities and sales of investments	9,669	9,536
Acquisitions, net of cash acquired	(16)	—
Funds receivable	902	397
Net cash provided by (used in) investing activities	563	(2,972)
Cash flows from financing activities:
Proceeds from issuance of common stock	78	86
Purchases of treasury stock	(2,325)	(606)
Tax withholdings related to net share settlements of equity awards	(372)	(124)
Borrowings under financing arrangements, net of repayments	999	(6)
Funds payable and amounts due to customers	1,078	1,638
Net cash (used in) provided by financing activities	(542)	988
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	23
Net change in cash, cash equivalents and restricted cash	(363)	(289)
Cash, cash equivalents and restricted cash at beginning of period	8,285	6,119
Cash, cash equivalents and restricted cash at end of period	$7,922	$5,830
Supplemental cash flow disclosures:
Cash paid for interest	$26	$2
Cash paid for income taxes, net	$180	$73

The below table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts shown in the condensed consolidated statement of cash flows:

Cash and cash equivalents	$2,840	$1,271
Short term investments	16	17
Funds receivable and customer accounts	5,066	4,542
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$7,922	$5,830

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we hold less than a 20% ownership interest are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes, which are included in other income (expense), net on our condensed consolidated statement of income. Our investment balance is included in long-term investments on our condensed consolidated balance sheet.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") filed with the Securities and Exchange Commission.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods. We have evaluated all subsequent events through the date the financial statements were issued. Certain amounts for prior years have been reclassified to conform to the financial presentation as of and for the three and six months ended June 30, 2018.

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

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect our current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt the new guidance effective January 1, 2020. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact of and approach to adopting this new accounting guidance on our financial statements.

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

In 2018, the FASB issued new guidance in response to tax reform that allows the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") from accumulated other comprehensive income to retained earnings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance effective January 1, 2019. If such an option is elected, transition can be applied either retrospectively to each period in which the effect of tax reform is recognized or applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are evaluating the impact this new accounting guidance will have on our financial statements.

Recently Adopted Accounting Guidance

In 2014, the FASB issued new accounting guidance related to revenue recognition, which was further updated in 2016 for reporting revenue on a gross versus net basis. This new guidance replaced all existing GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018 on a full retrospective basis. We performed an impact analysis for the opening balance sheet as of January 1, 2016 as well as for the years ended December 31, 2016 and 2017. The impacts were deemed de minimis. No practical expedients or exemptions were elected in conjunction with the adoption of this new guidance. For additional information, see "Note 2—Revenue."

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new guidance amends GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new guidance also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it amends certain disclosure requirements associated with the fair value of financial instruments. Additionally, in 2018, the FASB issued technical corrections and improvements to this guidance effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption and on a prospective basis to all outstanding equity investments without a readily determinable fair value. We adopted the guidance,

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including early adoption of the technical corrections and improvements, effective January 1, 2018. Beginning in the first quarter of 2018, we applied the measurement alternative to all our equity investments, which required us to measure these equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. For additional information on the impact the adoption of this guidance had on our financial statements during the three and six months ended June 30, 2018, please refer to "Note 8—Investments."

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

In 2017, the FASB issued new guidance intended to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments also align the recognition and presentation of the effects of the hedge results in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. Additionally, the guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. We are required to apply the guidance with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted and prospectively apply the presentation and disclosure guidance. We early adopted the guidance in the first quarter of 2018 using a modified retrospective approach to reflect application of the new guidance effective January 1, 2018. Adoption of the guidance did not have a material impact on our financial statements.

In 2018, the FASB issued new guidance to provide clarity around application of income tax accounting in situations where the assessment of tax implications of the Tax Act might not be complete as of period end in which the Tax Act was enacted. This guidance prescribes that an entity must reflect the income tax impact of the Tax Act in the period in which the tax accounting is complete and allows an entity to report provisional amounts for those specific effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. No provisional amounts should be reported for specific effects of the Tax Act for which a reasonable estimate cannot be determined, and the entity should continue to apply the provisions of the tax laws that were in effect prior to the enactment of the Tax Act. It further allows a measurement period of one year from the date of enactment within which to complete the accounting for all impacts of the Tax Act. Our financial statements reflect tax accounting in compliance with this guidance.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2018, the FASB amended existing guidance to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment prescribes that entities should apply the requirements for employee share-based payment compensation to nonemployee awards used to acquire goods and services, except for specific guidance on inputs to an option pricing model and the attribution of cost (period of time that the awards vest and pattern of recognition). The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We adopted the guidance effective April 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.
Note 2—Revenue

We earn revenue primarily by processing customer transactions on our Payments Platforms and from other value added services. Our revenues are classified into two categories, transaction revenues and revenues from other value added services.
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

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts renew automatically without significant material rights. Some of our contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to class of customers with similar volume. We provide account set up and payment-processing services and account for these services as one performance obligation satisfied at a point in time when the payment transaction is complete. The transaction price is therefore fully allocated to one performance obligation. We deduct our fees from the transaction payment processed. We do not have any capitalized contract costs, and do not carry any contract balances.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents our revenues disaggregated by primary geographical markets and type of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Primary geographical markets
United States ("U.S.")	$2,150	$1,690	$4,173	$3,296
United Kingdom ("U.K.")	402	334	794	647
Other countries(1)	1,305	1,112	2,575	2,168
Total revenues(2)	$3,857	$3,136	$7,542	$6,111

Types of revenues
Transaction revenues	$3,318	$2,775	$6,515	$5,399
Other value added services	539	361	1,027	712
Total revenues(2)	$3,857	$3,136	$7,542	$6,111
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include interest, fees and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances of $441 million and $300 million for the three months ended June 30, 2018 and 2017, respectively, and $800 million and $607 million for the six months ended June 30, 2018 and 2017, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers.

Net revenues are attributed to the U.S., the U.K. and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively reside. Net revenues earned from other value added services are typically attributed to the country in which either the customer or partner reside.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$526	$411	$1,037	$795
Denominator:
Weighted average shares of common stock - basic	1,187	1,202	1,190	1,203
Dilutive effect of equity incentive awards	15	13	19	13
Weighted average shares of common stock - diluted	1,202	1,215	1,209	1,216
Net income per share:
Basic	$0.44	$0.34	$0.87	$0.66
Diluted	$0.44	$0.34	$0.86	$0.65
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	—	1	3

Note 4—Business Combinations

In May 2018, we completed an acquisition which was accounted for as a business combination. The total purchase price for this acquisition was $16 million, consisting of cash consideration. The allocation of purchase consideration resulted in approximately $13 million of technology-related intangible assets with an estimated useful life of 2 years and initial goodwill of approximately $3 million, which is attributable to the workforce of the acquiree and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to this acquisition for the three and six months ended June 30, 2018 were not material. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our financial results.

There were no acquisitions or divestitures completed in the three and six months ended June 30, 2017.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2018:

	December 31, 2017	Goodwill Acquired	Adjustments	June 30, 2018
	(In millions)
Total goodwill	$4,339	$3	$(11)	$4,331

The adjustments to goodwill during the six months ended June 30, 2018 pertain to measurement period adjustments related to our acquisition of Swift Financial Corporation ("Swift") completed in September 2017 and foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$613	$(584)	$29	3	$613	$(563)	$50	3
Marketing related	198	(198)	—	1	198	(196)	2	1
Developed technologies	287	(236)	51	3	274	(215)	59	3
All other	245	(200)	45	5	245	(188)	57	5
Intangible assets, net	$1,343	$(1,218)	$125		$1,330	$(1,162)	$168

Amortization expense for intangible assets was $26 million and $41 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $56 million and $68 million for the six months ended June 30, 2018 and 2017, respectively.

Expected future intangible asset amortization as of June 30, 2018 was as follows (in millions):

Fiscal years:
Remaining 2018	$47
2019	49
2020	29
$125

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6—Geographical Information

The following table summarizes long-lived assets based on geography:

	June 30, 2018	December 31, 2017
	(In millions)
Long-lived assets:
U.S.	$1,472	$1,432
Other countries	95	96
Total long-lived assets	$1,567	$1,528

Tangible long-lived assets as of June 30, 2018 and December 31, 2017 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Note 7—Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$5,066	$5,387
Government and agency securities	9,075	6,651
Time deposits	356	739
Corporate debt securities	1,394	1,248
Funds receivable	3,297	4,217
Total funds receivable and customer accounts	$19,188	$18,242

As of June 30, 2018 and December 31, 2017, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	June 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$7,623	$—	$(3)	$7,620
Corporate debt securities	582	—	—	582
Total	$8,205	$—	$(3)	$8,202

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,946	$—	$(5)	$5,941
Corporate debt securities	529	—	—	529
Total	$6,475	$—	$(5)	$6,470

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in other income (expense), net on the condensed consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. As of June 30, 2018 and December 31, 2017, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $2.3 billion and $1.4 billion, respectively. In the three months ended June 30, 2018 and 2017, $109 million of net losses and $90 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income. In the six months ended June 30, 2018 and 2017, $69 million of net losses and $105 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of investments in an unrealized loss position was $4.3 billion as of June 30, 2018 and $6.0 billion as of December 31, 2017. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of June 30, 2018 and December 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists.

As of June 30, 2018 and December 31, 2017, we had no material investments that had been in a continuous unrealized loss position for greater than 12 months. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2018 and 2017.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity at June 30, 2018 were as follows:

June 30, 2018
(In millions)
One year or less	$8,146
One year through two years	56
Total	$8,202

Note 8—Investments

As of June 30, 2018 and December 31, 2017, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	June 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$1,506	$—	$(3)	$1,503
Government and agency securities	295	—	—	295
Long-term investments(1):
Corporate debt securities	1,133	—	(16)	1,117
Government and agency securities	78	—	—	78
Total(1)(2)	$3,012	$—	$(19)	$2,993
(1) Excludes short-term restricted cash of $77 million that we intend to use to support our global sabbatical program and a counterparty guarantee, and long-term restricted cash of $2 million.
(2) Excludes time deposits of $105 million, which are not considered available-for-sale securities.

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

We elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of June 30, 2018 and December 31, 2017, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $145 million and $277 million, respectively. In the three months ended June 30, 2018 and 2017, $14 million of net losses and $19 million of net gains, respectively, from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income. In the six months ended June 30, 2018 and 2017, $6 million of net losses and $25 million of net gains, respectively, from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of short-term and long-term investments in an unrealized loss position was $2.4 billion as of June 30, 2018 and $2.8 billion as of December 31, 2017, of which $181 million and $207 million, respectively, was in a continuous unrealized loss position for greater than 12 months. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of June 30, 2018 and December 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2018 and 2017.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity at June 30, 2018 were as follows:

June 30, 2018
(In millions)
One year or less	$1,798
One year through two years	867
Two years through three years	164
Three years through four years	145
Four years through five years	10
Greater than five years	9
Total	$2,993

Other Investments

We have equity investments which consist primarily of minority equity interests in companies that are not publicly traded and are reported in long-term investments on our condensed consolidated balance sheet. Our equity investments do not have a readily determinable fair value, therefore we measure these equity investments at cost minus impairment, if any, plus or minus changes

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the "Measurement Alternative"). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our condensed consolidated statement of income. The carrying value of our equity investments totaled $172 million and $88 million as of June 30, 2018 and December 31, 2017, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our equity investments in the six months ended June 30, 2018 were as follows:

(In millions)
Carrying amount, beginning of period	$88
Adjustments related to equity investments:
Additions, net of sales	53
Gross unrealized gains on equity investments	31
Carrying amount, end of period	$172

Unrealized gains for the six months ended June 30, 2018 and cumulative unrealized gains related to equity investments still held at the reporting date are approximately $31 million.

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$1,291	$1,291
Short-term investments(2):
Corporate debt securities	1,547	1,547
Government and agency securities	396	396
Total short-term investments	$1,943	$1,943
Funds receivable and customer accounts(3)	10,494	10,494
Derivatives	352	352
Long-term investments(2)(4):
Corporate debt securities	1,117	1,117
Government and agency securities	78	78
Total long-term investments	1,195	1,195
Total financial assets	$15,275	$15,275
Liabilities:
Derivatives	$208	$208
(1) Excludes cash of $1.5 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $79 million and time deposits of $105 million, not measured and recorded at fair value.
(3) Excludes cash, time deposits and funds receivable of $8.7 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes equity investments of $172 million measured using the Measurement Alternative.

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
(1) Excludes cash of $2.1 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $81 million, time deposits of $163 million, and equity investments of $88 million not measured and recorded at fair value.
(3) Excludes cash, time deposits and funds receivable of $10.2 billion underlying funds receivable and customer accounts not measured and recorded at fair value.

Our financial assets and liabilities are valued using market prices on less active markets (Level 2). Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

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

We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2018 and 2017. As of June 30, 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table summarizes our financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018:

	June 30, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Equity investments measured using the Measurement Alternative	$41	41

We measured these equity investments at cost plus adjustments resulting from observable price changes for a similar investment issued by the same issuer.

None of our financial assets and liabilities were measured at fair value on a non-recurring basis as of December 31, 2017.

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, loans and interest receivable, held for sale, certain customer accounts, and notes payable, are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1, restricted cash, time deposits, loans and interest receivable, held for sale, certain customer accounts and notes payable would be classified as Level 2, and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in foreign currencies. The objective of the foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign exchange contracts on a monthly basis by comparing the change in the fair value of the derivative instruments with the change in the fair value of the forecasted cash flows of the hedged item. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We do not use any foreign exchange contracts for trading or speculative purposes.

We estimate that $75 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (loss) at June 30, 2018 is expected to be reclassified into earnings within the next 12 months. During the three and six

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended June 30, 2018 and 2017, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedge and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2018 and December 31, 2017 was as follows:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$80	$—
Foreign exchange contracts designated as cash flow hedges	Other assets (non-current)	30	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	242	66
Total derivative assets		$352	$66

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$8	$94
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	200	124
Total derivative liabilities		$208	$218

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other.
However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $164 million as of June 30, 2018 and $56 million as of December 31, 2017. During the year ended December 31, 2017, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $27 million and $38 million of cash collateral related to our derivative liabilities as of June 30, 2018 and December 31, 2017, respectively, which is recognized in other current assets on our condensed consolidated balance sheet and is related to the right to reclaim cash collateral. We received $134 million in counterparty cash collateral related to our derivative assets as of June 30, 2018 which is recognized in other current liabilities on our condensed consolidated balance sheet and is related to the obligation to return cash collateral. Additionally, as of June 30, 2018, we received $5 million in counterparty non-cash collateral in the form of debt securities. We did not receive any counterparty cash or non-cash collateral as of December 31, 2017.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity of derivative contracts that qualify for hedge accounting as of June 30, 2018 and December 31, 2017, and the impact of designated derivative instruments on accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	December 31, 2017	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	June 30, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(111)	$142	$(73)	$104

	December 31, 2016	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	June 30, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(130)	$59	$(58)

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
	Revenue
Total amounts presented in the condensed consolidated statement of income in which the effects of cash flow hedges are recorded	$3,857	$3,136	$7,542	$6,111
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income into net income	$(29)	$19	$(73)	$59

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$59	$(15)	$15	$(55)
Gains (losses) on foreign exchange contracts recognized in net revenues	7	$—	1	$—
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$66	$(15)	$16	$(55)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	June 30, 2018	December 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$3,107	$2,639
Foreign exchange contracts not designated as hedging instruments	12,200	5,669
Total	$15,307	$8,308

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary. We purchase the related receivables extended by an independent chartered financial institution and are responsible for servicing functions related to all our credit products. During the six months ended June 30, 2018 and 2017, we purchased approximately $6.2 billion and $4.5 billion, respectively, in credit receivables.

Loans and Interest Receivable, Held for Sale

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale and recorded at the lower of cost or fair value, determined on an aggregate basis. As of June 30, 2018 and December 31, 2017, the total outstanding balance in our held for sale portfolio was $6.9 billion and $6.4 billion, respectively, net of the participation interest sold to an independent chartered financial institution and other investors of $1.1 billion and $1.1 billion, respectively. Refer to "Note 19—Subsequent Events" for additional details on the closing of this transaction with Synchrony Bank.

We use consumer FICO scores, where available, among other measures, in evaluating the credit quality of our U.S. PayPal Credit consumer receivables, held for sale. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are generally obtained each quarter in which the U.S. consumer has an outstanding consumer receivable that we own. The weighted average U.S. consumer FICO score related to our loans and interest receivable, held for sale balance outstanding was 680 at both June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, approximately 52.1% and 51.1%, respectively, of the pool of loans and interest receivable, held for sale was due from U.S. consumers with FICO scores greater than or equal to 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2018 and December 31, 2017, approximately 11.5% and 11.7%, respectively, of the pool of loans and interest receivable, held for sale was due from U.S. customers with FICO scores below 599.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the principal amount of U.S. consumer loans and interest receivable segmented by a FICO score range:

	June 30, 2018	December 31, 2017
	(In millions)
> 760	$890	$832
680 - 759	2,683	2,439
600 - 679	2,495	2,378
< 599	788	752
Total	$6,856	$6,401

FICO score segmentation included in the table above provides the credit quality of these receivables for comparative purposes only.

The following tables present the delinquency status of U.S. consumer loans and interest receivable, held for sale. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. As of June 30, 2018 and December 31, 2017, approximately 91.2% and 90.6%, respectively, of the portfolio of U.S. consumer loans and interest receivable, held for sale was current.

June 30, 2018(1)
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 Days	Total
$6,254	$259	$109	$234	$602	$6,856
(1) Includes approximately $31 million of U.S. consumer loans and interest receivables not designated as held for sale that are fully reserved and are expected to be charged off, and excludes approximately $45 million related to accrued unbilled interest.

December 31, 2017(1)
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 Days	Total
$5,800	$240	$103	$258	$601	$6,401
(1) Includes approximately $50 million of U.S. consumer loans and interest receivables not designated as held for sale that are fully reserved and are expected to be charged off, and excludes approximately $47 million related to accrued unbilled interest.

No allowances are recorded for potential losses against the loans and interest receivable, held for sale portfolio. Adjustments to the cost basis of the held for sale portfolio, which are primarily driven by charge-offs, are recorded as incurred and recognized in restructuring and other charges in our condensed consolidated statement of income.

Loans and Interest Receivable, Net

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit as their funding source at checkout. As of June 30, 2018 and December 31, 2017, the outstanding balance in our pool of consumer receivables that excludes amounts classified as held for sale and primarily consists of loans and interest receivable due from international consumer accounts was $464 million and $326 million, respectively.

We closely monitor credit quality for our consumer receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources such as credit bureaus where available and internal historical experience including the consumer’s prior repayment history with PayPal Credit products as well as other measures. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies and in our determination of our allowance for consumer loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. Amounts as of June 30, 2018 and December 31, 2017 represent loans and interest receivable due from consumer accounts excluding amounts classified as held for sale, of which approximately 95.0% and 96.0%, respectively, were current.

June 30, 2018
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$441	$11	$4	$8	$23	$464

December 31, 2017
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$313	$7	$2	$4	$13	$326

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017(1)
	Consumer Loans Receivable	Interest Receivable	Total Allowance(2)	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$57	$6	$63	$265	$40	$305
Provisions	55	7	62	229	63	292
Charge-offs	(68)	(7)	(75)	(209)	(63)	(272)
Recoveries	—	—	—	18	—	18
Ending balance	$44	$6	$50	$303	$40	$343
(1) Includes allowance related to loans and interest receivable, held for sale portfolio prior to its designation as held for sale.
(2) Beginning and ending balances include approximately $50 million and $31 million, respectively, of U.S. consumer receivables not designated as held for sale that are fully reserved and are expected to be charged off.

The tables above exclude receivables from other consumer credit products of $67 million and $55 million at June 30, 2018 and December 31, 2017, respectively, and allowances of $8 million and $7 million at June 30, 2018 and December 31, 2017, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses. The provision for interest receivable due to interest and fees earned on our consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction in revenue.

Merchant Receivables

We offer business financing solutions to certain existing small and medium-sized merchants through our PayPal Working Capital ("PPWC") product and, subsequent to our acquisition of Swift in September 2017, through Swift business loan products. As of June 30, 2018 and December 31, 2017, the total outstanding balance in our pool of merchant loans, advances, interest and fees receivable was $1.4 billion and $1.0 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $46 million and $28 million, respectively.

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

June 30, 2018
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,270	$49	$24	$46	$13	$132	$1,402

December 31, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$884	$44	$28	$43	$13	$128	$1,012

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the allowance for merchant loans and advances, interest and fees receivable, for the six months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$52	$7	$59	$28	$3	$31
Provisions	79	13	92	23	4	27
Charge-offs	(49)	(4)	(53)	(21)	(3)	(24)
Recoveries	5	—	5	3	—	3
Ending balance	$87	$16	$103	$33	$4	$37

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

Note 12—Notes Payable

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of June 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes of us and our subsidiaries. In the first quarter of 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement, which were in addition to the outstanding balance of $1.0 billion as of December 31, 2017. During the three months ended June 30, 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. As of June 30, 2018, $2.0 billion was outstanding under the 2017 Credit Agreement at a weighted average interest rate of 3.12%. The total interest expense and fees we recorded related to the 2017 Credit Agreement was approximately $18 million and $33 million for the three and six months ended June 30, 2018, respectively. No remaining borrowing capacity is available under the 2017 Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million of borrowing capacity. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2018, no amounts were outstanding under those facilities, and therefore, approximately $350 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement ("2015 Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Loans under the 2015 Credit Agreement will bear interest at either (i) London Interbank Offered Rate ("LIBOR") plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to specified conditions, we may designate one or more of our

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of June 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at June 30, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

Note 13—Commitments and Contingencies

Commitments

As of June 30, 2018 and December 31, 2017, approximately $27.7 billion and $26.4 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer funds a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable (excluding participation interests sold) and are responsible for all servicing functions related to the account.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2018. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Regulatory Proceedings

We are required to comply with U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We have self-reported to OFAC certain transactions that were inadvertently processed but

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On March 28, 2016, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The CID requested the production of documents and answers to written questions related to our Venmo service. We have cooperated with the FTC in connection with the CID. On February 27, 2018, we entered into a Consent Order with the FTC in which we settled potential allegations arising from our Venmo services between 2013 and 2017. The Consent Order does not contain a monetary penalty, but requires PayPal to make various changes to Venmo’s disclosures and business practices. The FTC approved the final Consent Order on May 24, 2018. As required by the Consent Order, we are cooperating with the FTC’s requirements and working to ensure compliance with the Consent Order. Any failure to comply with the Consent Order may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources, all of which could result in a material loss or otherwise harm our business.

Legal Proceedings

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162 (the “California Derivative Case”) was filed in the U.S. District Court for the Northern District of California (the "Court"). On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Delaware court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the Court so that the Delaware Derivative Case could be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the Court. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428, and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and assert claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a CID from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The Derivative Cases allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and certain members of its Board of Directors breached their fiduciary duties to the Company, violated Section 14(a) of the Securities Exchange Act of 1934, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulations with respect to its Venmo service, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative Cases that consolidates these cases and appoints co-lead plaintiffs’ counsel for the consolidated case, captioned In re PayPal Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. 5:17-cv-00162-RS (the “Consolidated Derivative Case”). The Court’s order states that it applies to each purported derivative action that is subsequently filed in, removed to, or transferred to the Court, arising out of the same or substantially the same transactions or events as the Derivative Cases. On July 31, 2017, plaintiffs’ counsel designated the complaint filed in the Liss action as the operative complaint for the Consolidated Derivative Case. On October 5, 2017, another putative shareholder derivative suit was filed in the Court captioned Iron Workers Local No. 25 Pension Fund v. John J. Donahoe, et al., Case No. 5:17-cv-05741-NC, that makes similar allegations and advances similar claims against the same defendants as those at issue in the Consolidated Derivative Case. Pursuant to the Court’s consolidation order, this shareholder derivative suit is part of the Consolidated Derivative Case. On September 28, 2017, we filed a motion to dismiss the operative complaint on grounds that plaintiffs lack standing to pursue claims on behalf of the Company because they did not make a pre-suit demand on the Company’s Board of Directors prior to filing the Derivative Cases and failed to establish that making such a demand would have been futile. On January 18, 2018, the Court granted our motion to dismiss with leave to amend and gave plaintiffs 30 days from that date to file

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an amended complaint. On February 16, 2018, plaintiffs in the Consolidated Derivative Case filed an amended complaint. Plaintiffs’ counsel also sent a letter dated February 15, 2018 to counsel for the defendants that purports to be a litigation demand on the Company's Board of Directors. In April 2018, defendants in the Consolidated Derivative Case entered into a tolling agreement that tolls the running of any statute of limitations applicable to the claims at issue in the lawsuit and the litigation demand plaintiffs sent to the Company's Board of Directors until 30 days from the time the Board issues a final response to the demand or three years elapse from the date of the tolling agreement, whichever comes first. Pursuant to the agreement, plaintiffs in the Consolidated Derivative Case have agreed to voluntarily dismiss the lawsuit without prejudice.

We have received subpoenas from the U.S. Department of Justice (“DOJ”) seeking the production of certain information related to our historical anti-money laundering program. We are cooperating with the DOJ in providing information in response to the subpoenas. We are unable to predict the outcome of the government's investigation.

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956 was filed in the Court against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. Specifically, the lawsuit alleges that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. Pursuant to stipulations entered into by the parties to the case, the Court issued orders on March 30 and April 6, 2018 providing for the publication by interim co-lead counsel of an amended notice under the Private Securities Litigation Reform Act given the anticipated amendment of the complaint to include an amended class definition that includes individuals who purchased options to purchase our common stock between February 14, 2017 through December 1, 2017, the filing of an amended complaint by co-lead plaintiffs within seventy-five days of the March 30, 2018 order, and a briefing schedule on the Defendants’ anticipated motions to dismiss the amended complaint. On June 13, 2018, the plaintiffs filed an amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The amended complaint is purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleges that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the amended complaint on July 13, 2018. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Indemnification Provisions
We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement and various other agreements with eBay Inc. ("eBay") to govern the separation of the two companies in 2015 and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and disputes that have arisen (and may arise) between us and eBay from time to time, which may be significant. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.
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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or customer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Beginning balance	$283	$213	$266	$222
Provisions, net of recoveries	262	185	505	356
Realized losses	(241)	(175)	(467)	(355)
Ending balance	$304	$223	$304	$223

Note 14—Stock Repurchase Programs

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase program at any time without notice. Refer to "Note 19—Subsequent Events" for details on an additional stock repurchase program authorization.

In February 2018, we entered into an accelerated share repurchase ("ASR") agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of approximately $1.0 billion to the third party financial institution and received approximately 12.8 million shares of our common stock during the term of the transaction, which ended in March 2018. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement.

We recorded the initial payment of $1.0 billion as a reduction to stockholders' equity on our condensed consolidated balance sheet. All common stock received was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The stock repurchase activity under the April 2017 stock repurchase program during the six months ended June 30, 2018 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1) (2)	Cash Paid for Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2018				$4,999
Repurchases of shares of common stock in the open market for the three months ended March 31, 2018	10.8	$76.82	825	4,174
Repurchases of shares of common stock under the ASR agreement for the three months ended March 31, 2018	12.8	$78.03	1,000	3,174
Repurchases of shares of common stock in the open market for the three months ended June 30, 2018	6.1	$81.33	500	2,674
Balance as of June 30, 2018	29.7		$2,325	$2,674
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

Note 15—Stock-Based Plans

In May 2018, our stockholders approved additional authorizations to the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan and the PayPal Holdings, Inc. Employee Stock Purchase Plan of 37 million shares and 50 million shares, respectively.

Stock Options

As of June 30, 2018, 1.6 million options to purchase shares of common stock were outstanding. No new options were granted in the six months ended June 30, 2018.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PBRSUs)

The following table summarizes the RSU and PBRSU activity under our equity incentive plans for the six months ended June 30, 2018:

Units
(In thousands)
Outstanding at January 1, 2018	33,875
Awarded(1)	12,965
Vested(1)	(15,853)
Forfeited	(1,818)
Outstanding at June 30, 2018	29,169
Expected to vest	24,971
(1) Includes approximately 2.1 million additional PBRSUs issued due to company performance in connection with the Company's 2017 annual incentive plan.

The weighted average grant-date fair value of RSUs and PBRSUs granted during the six months ended June 30, 2018 was $77.31 per share.

In the six months ended June 30, 2018, the Company granted RSUs that vest in equal annual installments over a three-year period,1.5 million PBRSUs with a one-year performance period (fiscal 2018) and cliff vesting following the completion of the performance period in February 2019 (one year from the annual incentive award cycle grant date) and 0.8 million PBRSUs with a three-year performance period. Over the respective performance period, the number of PBRSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount. Additionally, in the six months ended June 30, 2018, the Company granted 0.4 million PBRSUs with a five-year performance period, which is based on market conditions and the number of PBRSUs that may be issued is fixed.

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Customer support and operations	$39	$34	$77	$64
Sales and marketing	39	33	83	61
Product development	64	59	128	104
General and administrative	63	51	122	93
Depreciation and amortization	5	3	9	5
Total stock-based compensation expense	$210	$180	$419	$327
Capitalized as part of internal use software and website development costs	$10	$7	$17	$10

Note 16—Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 14% and 10%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments.

During the three and six months ended June 30, 2018, we recognized tax expense adjustments of $32 million and $35 million, respectively to the provisional amounts recorded at December 31, 2017, for the enactment-date effects of the Tax Act. All amounts recorded related to the enactment-date effects of the Tax Act as of June 30, 2018 are considered provisional estimates because we have not completed our accounting for certain elements of the Tax Act, including whether taxes due on future U.S. inclusions related to Global Intangible Low Taxed Income ("GILTI") are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, for the period ended June 30, 2018, we have treated GILTI as a period cost. We will continue to refine our calculations as additional analysis is completed. Our provisional estimates may be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense.

In the three and six months ended June 30, 2018, we increased our unrecognized tax benefits by approximately $77 million and $145 million, respectively due to uncertainties related to the impacts of the Tax Act.

Our effective tax rate for the three and six months ended and June 30, 2017 was 8% and 10%, respectively. The difference between our effective tax rate for the six months ended June 30, 2017 and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates.

Note 17—Restructuring

During the first quarter of 2018 and 2017, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $25 million and $40 million, respectively. The reduction approved in the first quarter of 2018 also includes restructuring charges related to the decision to wind down TIO's operations. The reduction and timing of cash payments associated with the 2018 restructuring are expected to be substantially completed by the end of 2018. We incurred employee and severance benefits expenses under the 2017 strategic reduction, which was substantially completed by the end of 2017.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2018:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2018	$2
Charges	25
Payments	(16)
Accrued liability as of June 30, 2018	$11

Note 18—Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax benefit (expense)	Total
	(In millions)
Beginning balance	$(129)	$(27)	$(23)	$10	$(169)
Other comprehensive income (loss) before reclassifications	204	5	(29)	(4)	176
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	(29)	—	—	—	(29)
Net current period other comprehensive income (loss)	233	5	(29)	(4)	205
Ending balance	$104	$(22)	$(52)	$6	$36

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax benefit	Total
	(In millions)
Beginning balance	$59	$(4)	$(55)	$2	$2
Other comprehensive income (loss) before reclassifications	(98)	—	16	1	(81)
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	19	—	—	—	19
Net current period other comprehensive income (loss)	(117)	—	16	1	(100)
Ending balance	$(58)	$(4)	$(39)	$3	$(98)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	142	(11)	(27)	—	104
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	(73)	(1)	—	—	(74)
Net current period other comprehensive income (loss)	215	(10)	(27)	—	178
Ending balance	$104	$(22)	$(52)	$6	$36

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(130)	—	29	2	(99)
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	59	(1)	—	—	58
Net current period other comprehensive income (loss)	(189)	1	29	2	(157)
Ending balance	$(58)	$(4)	$(39)	$3	$(98)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2018	2017
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$(29)	$19	Net revenues
Unrealized gains (losses) on investments	—	—	Other income (expense), net
	$(29)	$19	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(29)	$19	Net income

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2018	2017
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$(73)	$59	Net revenues
Unrealized gains (losses) on investments	(1)	(1)	Other income (expense), net
	$(74)	$58	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(74)	$58	Net income

Note 19—Subsequent Events

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term receivable in the amount of approximately $420 million which will be recorded at its present value of approximately $260 million. The purchase price is subject to post-closing true-up and certain other adjustments under the terms of the purchase agreement. Subsequent to the close of the transaction, we will earn a profit share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables.

In July 2018, we completed our acquisition of Simility, Inc. ("Simility") for approximately $120 million in cash. This acquisition will be accounted for as a business combination. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally.

In July 2018, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under this stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate this stock repurchase program at any time without notice.

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

We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. Net revenues generated from our U.K. operations constituted 10% and 11% of total net revenues for the three and six months ended June 30, 2018, respectively. For both the three and six months ended June 30, 2017, net revenues generated from our U.K. operations constituted 11% of total net revenues. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.

Information security risks for global payments and technology companies have significantly increased in recent years. Although we are not aware of any material impacts relating to cyberattacks or other information security breaches on our Payments Platform, we are not immune to these risks and there can be no assurance that we will not suffer such losses in the future.

Overview of Results of Operations

The following table provides a summary of our condensed consolidated GAAP financial measures for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages and per share data)
Net revenues	$3,857	$3,136	23%	$7,542	$6,111	23%
Operating expenses	3,285	2,706	21%	6,436	5,250	23%
Operating income	$572	$430	33%	$1,106	$861	28%
Operating margin	15%	14%	**	15%	14%	**
Income tax expense	$83	$36	131%	$120	$90	33%
Effective tax rate	14%	8%	**	10%	10%	**
Net income	$526	$411	28%	$1,037	$795	30%
Net income per diluted share	$0.44	$0.34	29%	$0.86	$0.65	31%
Net cash provided by operating activities	$28	$921	(97)%	$(321)	$1,672	(119)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended June 30, 2018 and 2017

Net revenues increased $721 million, or 23%, in the three months ended June 30, 2018, compared to the same period of the prior year, driven primarily by growth in TPV (as defined below under "Net revenues") of 29%, compared to the same period of the prior year. Net revenues from our recent acquisition of Swift Financial Corporation ("Swift") contributed approximately one percentage point to the growth rate.

Total operating expenses increased $579 million, or 21%, in the three months ended June 30, 2018, compared to the same period of the prior year, due primarily to increases in transaction expense, restructuring and other, general and administrative, sales and marketing and product development expenses. Operating expenses related to our recent acquisitions of TIO Networks ("TIO") and Swift collectively contributed two percentage points to the growth rate in total operating expenses.

Operating income increased $142 million, or 33%, in the three months ended June 30, 2018, compared to the same period of the prior year, due to the increase in net revenues and positive impact of held for sale accounting for our U.S. consumer credit portfolio offset by the growth in operating expenses and impact of recent acquisitions. Our operating margin was 15% in the three months ended June 30, 2018 as compared to 14% in the three months ended June 30, 2017. Operating margin for the three months ended June 30, 2018 was positively impacted by operating efficiencies in our business, which were offset by negative impact of growth in transaction expense, which increased 28% in the three months ended June 30, 2018, compared to net revenues, which increased 23% in the same period.

Net income increased by $115 million, or 28%, in the three months ended June 30, 2018, compared to the same period of the prior year, due primarily to the increase in operating income of $142 million and an increase of $20 million in other income (expense), net which was driven by unrealized gain on our equity investments, partially offset by an increase in income tax expense of $47 million. The increase in tax expense was driven by tax expense associated with the increase in operating income, incremental expense associated with the Tax Act, partially offset by an increase in tax benefits associated with stock-based compensation. For the three months ended June 30, 2018, our diluted net income per share was $0.44, a $0.10 increase compared to the same period of the prior year.

Six Months Ended June 30, 2018 and 2017

Net revenues increased $1.4 billion, or 23%, in the six months ended June 30, 2018, compared to the same period of the prior year, driven primarily by growth in TPV of 30% compared to the same period of the prior year. Net revenues from our recent acquisition of Swift contributed approximately one percentage point to the growth rate.

Total operating expenses increased $1.2 billion, or 23%, in the six months ended June 30, 2018, compared to the same period of the prior year, due primarily to increases in transaction expense, restructuring and other, general and administrative, sales and marketing and product development expenses. Operating expenses related to our recent acquisitions of TIO and Swift collectively contributed approximately two percentage points to the growth rate in total operating expenses. In March 2018, our management decided to wind down TIO's operations.

Operating income increased $245 million, or 28%, in the six months ended June 30, 2018, compared to the same period of the prior year, due to the increase in net revenues and positive impact of held for sale accounting for our U.S. consumer credit portfolio offset by the growth in operating expenses and impact of recent acquisitions. Our operating margin was 15% in the six months ended June 30, 2018 as compared to 14% in the six months ended June 30, 2017. Operating margin for the six months ended June 30, 2018 was positively impacted by operating efficiencies in our business, which were offset by negative impact of growth in transaction expense, which increased 29% in the six months ended June 30, 2018, compared to net revenues, which increased 23% in the same period.

Net income increased by $242 million, or 30%, in the six months ended June 30, 2018, compared to the same period of the prior year, due primarily to the increase in operating income of $245 million and an increase of $27 million in other income (expense), net which was driven by unrealized gain on our equity investments, partially offset by an increase in income tax expense of $30 million. The increase in tax expense was driven by tax expense associated with the increase in operating income, incremental expense associated with the Tax Act, partially offset by an increase in tax benefits associated with stock-based compensation. For the six months ended June 30, 2018, our diluted net income per share was $0.86, a $0.21 increase compared to the same period of the prior year.

Non-GAAP Financial Measures

The following table provides a summary of our condensed consolidated non-GAAP financial measures for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages and per share data)
Non-GAAP operating income	$820	$659	24%	$1,649	$1,302	27%
Non-GAAP operating margin	21%	21%	**	22%	21%	**
Non-GAAP income tax expense	$154	$122	26%	$305	$238	28%
Non-GAAP net income	$703	$554	27%	$1,395	$1,088	28%
Non-GAAP net income per diluted share	$0.58	$0.46	28%	$1.15	$0.89	29%
Free cash flow(1)	$(170)	$747	(123)%	$(697)	$1,350	(152)%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) The three and six months ended June 30, 2018 include a reduction of $907 million and $2.2 billion, respectively, due to the change in presentation of the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017.
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

Impact of Foreign Currency Exchange Rates
We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended June 30, 2018 and 2017, we generated approximately 44% and 46% of our net revenues from customers domiciled outside of the United States ("U.S."), respectively. In the six months ended June 30, 2018 and 2017, we generated approximately 45% and 46% of our net revenues from customers domiciled outside of the U.S., respectively. Other than the U.S., the U.K. was the only country where we generated 10% or more of total net revenues in the three and six months ended June 30, 2018 and 2017. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three and six months ended June 30, 2018 and June 30, 2017, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$75	$216
Hedging impact	(23)	(73)
Favorable impact to net revenues	52	143
Unfavorable impact to operating expense	(25)	(84)
Net favorable impact to operating income	$27	$59

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(56)	$(112)
Hedging impact	19	59
Unfavorable impact to net revenues	(37)	(53)
Favorable impact to operating expense	18	33
Net unfavorable impact to operating income	$(19)	$(20)

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with our services that are paid for in multiple currencies, we generally set our foreign currency exchange rates daily, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities.

Financial Results

Net Revenues

Due to the diversification of PayPal’s business through strategic partnerships, new products and acquisitions, in the first quarter of 2018, we updated our definitions of "active accounts" and "total payment volume (TPV)" as described below.

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

We earn revenue from the following types of transactions:

•
Transaction revenues: Net transaction fees charged to consumers and merchants on a transaction basis primarily based on the volume of activity, or TPV, processed through our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, not including gateway-exclusive transactions. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer are in different countries).

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

Net Revenues Analysis

The components of our net revenue for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2018	2017(1)		2018	2017(1)
	(In millions, except percentages)
Transaction revenues	$3,318	$2,775	20%	$6,515	$5,399	21%
Other value-added services	539	361	49%	1,027	712	44%
Net revenues	$3,857	$3,136	23%	$7,542	$6,111	23%
(1) Amounts in the prior period were reclassified to conform to current period presentation.

Transaction revenues grew by $543 million, or 20%, and $1.1 billion, or 21% for the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to growth in TPV, mainly from our PayPal and Braintree products.

The following table provides a summary of our active accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2018	2017(1)		2018	2017(1)
	(In millions, except percentages)
Active accounts(2)	244	212	15%	244	212	15%
Number of payment transactions(3)	2,327	1,817	28%	4,541	3,588	27%
Payment transactions per active account(4)	35.7	32.8	9%	35.7	32.8	9%
TPV(5)	$139,403	$107,800	29%	$271,767	$208,439	30%
Percent of cross-border TPV	20%	21%	**	20%	21%	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Prior period amounts were revised to reflect updated definitions of active accounts and TPV discussed above.
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
** Not meaningful

Transaction revenues grew more slowly than both TPV and number of payment transactions for the three and six months ended June 30, 2018, compared to the same periods in the prior year, due to a higher proportion of person-to-person ("P2P") transactions (primarily from our PayPal and Venmo products) from which we earn lower rates, foreign exchange hedging losses, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volumes. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2018, net revenues from other value added services increased $178 million, or 49%, and $315 million, or 44%, respectively, compared to the same periods in the prior year, due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio which was also positively impacted by held for sale accounting for our U.S. consumer credit portfolio. Swift revenues contributed approximately ten percentage points and nine percentage points to the growth rate for the three and six months ended June 30, 2018, respectively. The total consumer and merchant loans and interest receivable balance, including consumer loans and receivables, held for sale, as of June 30, 2018 and June 30, 2017 was $8.8 billion and $6.1 billion, respectively, reflecting a year-over-year increase of 44%.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank, which we believe will enable us to free up balance sheet capacity and cash flow for other uses, and mitigate balance sheet risk. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of the decision to sell these receivables from our Board of Directors, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value. This transaction will be accounted for as a sale, and the receivables will no longer be reported in our consolidated financial statements, upon close of the transaction.

Following the closing of this transaction, which occurred in July 2018, Synchrony Bank became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables). In addition, we will earn a profit share on the portfolio of consumer receivables owned by Synchrony Bank, which will be recorded as net revenues from other value added services. We expect this transaction to negatively impact other value-added services revenue growth for the third and the fourth quarter of 2018, and the first two quarters of 2019. The corresponding negative impact on total net revenue growth rate for each of those four quarters is expected to be between 6% and 8%.

Operating Expenses

The following table summarizes our operating expenses and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages)
Transaction expense	$1,362	$1,064	28%	$2,637	$2,051	29%
Transaction and loan losses	334	308	8%	639	608	5%
Customer support and operations	357	335	7%	708	652	9%
Sales and marketing	313	284	10%	598	522	15%
Product development	255	232	10%	513	446	15%
General and administrative	368	282	30%	707	547	29%
Depreciation and amortization	180	201	(10)%	365	384	(5)%
Restructuring and other charges	116	—	**	269	40	**
Total operating expenses	$3,285	$2,706	21%	$6,436	$5,250	23%
Transaction expense rate(1)	0.98%	0.99%	**	0.97%	0.98%	**
Transaction and loan loss rate(2)	0.24%	0.29%	**	0.24%	0.29%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV. Prior year amount was revised to reflect updated TPV definition, as discussed above.
(2) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV. Prior year amount was revised to reflect updated TPV definition, as discussed above.
** Not meaningful

Transaction Expense

Transaction expense increased by $298 million, or 28%, in the three months ended June 30, 2018, compared to the same period of the prior year, primarily due to the increase in TPV of 29%. Transaction expense increased by $586 million, or 29%, in the six months ended June 30, 2018, compared to the same period of the prior year, primarily due to the increase in TPV of 30%. The decrease in our transaction expense rate for the three and six months ended June 30, 2018, compared to the same periods of the prior year, was due primarily to the impact of foreign currency exchange rates and a higher volume of P2P transactions.

Our transaction expense rate is impacted by changes in regional and funding mix, and assessments charged by payments processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three and six months ended June 30, 2018 and 2017, approximately 2% of TPV was funded with PayPal Credit. For each of the three and six months ended June 30, 2018 and 2017, approximately 43% of TPV was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Loan Losses

The components of our transaction and loan losses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages)
Transaction losses	$262	$185	42%	$505	$356	42%
Loan losses	72	123	(41)%	134	252	(47)%
Transaction and loan losses	$334	$308	8%	$639	$608	5%

Transaction losses increased by $77 million, or 42%, and $149 million, or 42% in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, primarily due to the increase in TPV. Transaction losses as a percentage of TPV increased by two basis points in both the three and six months ended June 30, 2018, compared to the same periods of the prior year.

Loan losses decreased by $51 million, or 41%, and $118 million, or 47% in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to the designation of our U.S. consumer credit portfolio as held for sale, partially offset by an increase in our PayPal Working Capital loans and Swift business loans receivable balance. The total consumer loans and interest receivable balance as of June 30, 2018 and June 30, 2017 was $464 million and $5.5 billion, respectively, reflecting a year-over-year decrease of 92%.

The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	June 30,
	2018	2017
Percent of consumer loans and interest receivables current(1)	95.0%	90.9%
Percent of consumer loans and interest receivables > 90 days outstanding(1)(2)	1.7%	3.7%
Net charge off rate(1)(3)	2.7%	6.9%
(1) Amounts as of June 30, 2018 represent loans and interest receivables due from consumer accounts not classified as held for sale. Amounts as of June 30, 2017 represent total consumer loans and interest receivables including U.S. consumer receivables because they were not classified as held for sale as of that date.
(2) Represents percentage of balances which are 90 days past the billing date to the consumer.
(3) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances interest and fees receivable outstanding as of June 30, 2018, net of participation interest sold, were $1.4 billion. Total merchant loans, advances, interest and fees receivable outstanding as of June 30, 2017 were $633 million, representing a year-over-year increase of 121%, which was due primarily to the acquisition of Swift portfolio and its growth subsequent to acquisition, combined with increase in the availability of our PPWC credit products.

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

The following table provides information regarding the credit quality of our merchant receivables:

	June 30,
	2018	2017
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	90.6%	84.7%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	4.2%	7.0%

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans. For additional information, see "Note 11—Loans and Interest Receivable" in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations expenses increased by $22 million, or 7%, and $56 million or 9%, in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to an increase in network infrastructure expenses and employee related expenses to support the growth in our active accounts and the number of payment transactions occurring on our Payments Platform. Our acquisitions completed in 2017 contributed approximately one percentage point to the growth rate for the three and six months ended June 30, 2018, respectively.

Sales and Marketing

Sales and marketing expenses increased by $29 million, or 10%, and $76 million, or 15%, in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to higher employee-related expenses. Our acquisitions completed in 2017 contributed approximately five percentage points and seven percentage points to the growth rate for the three and six months ended June 30, 2018, respectively.

Product Development

Product development expenses increased by $23 million, or 10%, and $67 million, or 15%, in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to an increase in employee-related expenses, as well as an increase in contractor and consulting expenses. Our acquisitions completed in 2017 contributed approximately one percentage point and two percentage points to the growth rate for the three and six months ended June 30, 2018, respectively.

General and Administrative

General and administrative expenses increased by $86 million, or 30%, and $160 million, or 29%, in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to an increase in employee-related expenses, professional service expenses and facilities cost. Our acquisitions completed in 2017 contributed approximately three percentage points to the growth rate for both the three and six months ended June 30, 2018.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $21 million, or 10%, and $19 million, or 5%, in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due primarily to fully amortized assets.

Restructuring and Other Charges

Restructuring and other charges increased by $116 million and $229 million in the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year, due to cost basis adjustments related to our loans and receivables, held for sale portfolio. For the six months ended June 30, 2018, this increase was partially offset by lower restructuring charges year-over-year.

Due to the designation of the U.S. consumer credit receivables portfolio as held for sale in November 2017, approximately $116 million and $244 million for the three and six months ended June 30, 2018, respectively, were recorded in restructuring and other charges related to adjustments to the cost basis, which were primarily driven by charge offs against those loans and interest receivables.

In March 2018, management approved a strategic reduction of the existing global workforce, including a decision to wind down TIO's operations, which resulted in restructuring charges of $25 million in six months ended June 30, 2018. The reduction and associated cash payments are expected to be substantially completed by the end of 2018. Restructuring expenses were $40 million in the six months ended June 30, 2017.

Income Tax Expense

Our effective income tax rate was 14% and 8% for the three months ended June 30, 2018 and 2017, respectively and 10% for both the six months ended June 30, 2018 and 2017. The changes in our effective income tax rate for the three and six months ended June 30, 2018, compared to the same periods of the prior year, were due primarily to the impacts of the Tax Act and an unfavorable shift in earnings, partially offset by an increase in the tax benefits associated with stock-based compensation.

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

The following table provides reconciliations of our condensed consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except percentages)
GAAP operating income	$572	$430	$1,106	$861
Stock-based compensation expense and related employer payroll taxes	223	192	464	341
Amortization of acquired intangible assets	25	22	54	45
Restructuring	—	—	25	40
Other(1)	—	15	—	15
Total non-GAAP operating income adjustments	248	229	543	441
Non-GAAP operating income	$820	$659	$1,649	$1,302
Non-GAAP operating margin	21%	21%	22%	21%
(1) Impairment of investment in intellectual property fund.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except percentages and per share data)
GAAP income before income taxes	$609	$447	$1,157	$885
GAAP income tax expense	83	36	120	90
GAAP net income	526	411	1,037	795
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	248	229	543	441
Other(1)	32	—	35	—
Tax effect of non-GAAP adjustments	(103)	(86)	(220)	(148)
Non-GAAP net income	$703	$554	$1,395	$1,088

GAAP net income per diluted share	$0.44	$0.34	$0.86	$0.65
Non-GAAP net income per diluted share	$0.58	$0.46	$1.15	$0.89
Shares used in GAAP diluted share calculation	1,202	1,215	1,209	1,216
Shares used in non-GAAP diluted share calculation	1,202	1,215	1,209	1,216

GAAP income tax expense	$83	$36	$120	$90
Tax effect of non-GAAP adjustments	71	86	185	148
Non-GAAP income tax expense	$154	$122	$305	$238

GAAP effective tax rate	14%	8%	10%	10%
Tax effect of non-GAAP adjustments to net income	4%	10%	8%	8%
Non-GAAP effective tax rate	18%	18%	18%	18%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net cash (used in) provided by operating activities(1)	$28	$921	$(321)	$1,672
Less: purchases of property and equipment	(198)	(174)	(376)	(322)
Free cash flow	$(170)	$747	$(697)	$1,350
(1) The three and six months ended June 30, 2018 include a reduction of $907 million and $2.2 billion, respectively, due to the change in presentation of the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Cash, cash equivalents and investments(1)(2)	$6,083	$7,487
(1) Excludes assets related to customer accounts of $19.2 billion and $18.2 billion at June 30, 2018 and December 31, 2017, respectively.
(2) Excludes total restricted cash of $79 million and $81 million at June 30, 2018 and December 31, 2017, respectively, and equity investments of $172 million and $88 million as of June 30, 2018 and December 31, 2017, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries were $3.9 billion as of June 30, 2018 and $6.1 billion at December 31, 2017, or 65% and 81% of our total cash, cash equivalents and investments as of those respective dates. At December 31, 2017, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time transition tax. Subsequent repatriations will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax. Meeting our clients' requirements to access their cash and simultaneously meet our financial ratios commitments to various global regulators are very important aspects of our global cash management activities. Our global cash balances are required not only to provide operational liquidity to our businesses but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all our cash is available for general corporate purposes.

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of June 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes of us and our subsidiaries.

Loans under the 2017 Credit Agreement will bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.25 percent or (ii) a formula based on the agent bank's prime rate, the NYFRB rate (the greater of the federal funds effective rate and the overnight bank funding rate) or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.25 percent. The 2017 Credit Agreement will terminate and all amounts owed thereunder will be due and payable in December 2018, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Subject to certain exceptions, if we were to issue debt securities or enter into a credit facility, a corresponding portion of the aggregate commitments and outstanding loans under the 2017 Credit Agreement will be terminated and be required to be paid, as applicable. The 2017 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

In the first quarter of 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement, which were in addition to the outstanding balance of $1.0 billion as of December 31, 2017. During the three months ended June 30, 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. As of June 30, 2018, $2.0 billion was outstanding under the 2017 Credit Agreement at a weighted average interest rate of 3.12%. No remaining borrowing capacity is available under the 2017 Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million of borrowing capacity. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2018, no amounts were outstanding under these facilities, and therefore, approximately $350 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement ("2015 Credit Agreement" and collectively with the 2017 Credit Agreement, the "Credit Agreements") that provides for an unsecured $2.0 billion, 5-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of June 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

Loans under the 2015 Credit Agreement will bear interest at either (i) LIBOR plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to certain conditions stated in the 2015 Credit Agreement, we and any of our subsidiaries designated as additional borrowers may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the 2015 Credit Agreement. The 2015 Credit Agreement will terminate and all amounts owed thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The 2015 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

As of June 30, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at June 30, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2018, we had a total of $1.2 billion in cash withdrawals offsetting our $1.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In March 2016, as approved by management and our Luxembourg banking subsidiary's Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. In the fourth quarter of 2017, an additional amount of $700 million of European customer balances held in our Luxembourg banking subsidiary was approved and designated to be used to extend credit to our U.S. consumers. As of June 30,

2018, the cumulative amount designated for credit activities aggregated to $1.5 billion and represents approximately 25% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. In June 2018, superseding all prior approvals, CSSF agreed that PayPal's management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit for European and US credit activities. No additional amount was designated for corporate usage by the management under this new arrangement. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. In July 2018, we completed the transaction for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term receivable in the amount of approximately $420 million which will be recorded at its present value of approximately $260 million. Following the closing of this transaction Synchrony Bank became the exclusive issuer of the PayPal credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables).

As of June 30, 2018, we continue to be rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under the Credit Agreements.

In May 2018, we announced our agreement to acquire iZettle for approximately $2.2 billion in cash. With the acquisition of iZettle, we intend to expand our in-store presence and strengthen our platform to help small businesses around the world grow and thrive in an omnichannel retail environment. The acquisition is expected to close in the third quarter of 2018 and is subject to customary closing conditions, including regulatory approval.

In June 2018, we announced our agreement to acquire Hyperwallet for approximately $400 million in cash. With the acquisition of Hyperwallet, we intend to enhance our payout capabilities, improving our ability to provide an integrated suite of payment solutions to ecommerce platforms and marketplaces around the world. The acquisition is expected to close in the fourth quarter of 2018 and is subject to customary closing conditions, including regulatory approval.

In July 2018, we completed our acquisition of Simility for approximately $120 million in cash. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally.
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

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

During the six months ended June 30, 2018, we repurchased approximately $1.3 billion of our common stock through open market repurchases and approximately $1.0 billion pursuant to the ASR agreement, under our stock repurchase program authorized in

April 2017. As of June 30, 2018, a total of approximately $2.7 billion remained available for future repurchases of our common stock under our April 2017 stock repurchase program.

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

Cash Flows

The following table summarizes our condensed consolidated statement of cash flows:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$(321)	$1,672
Investing activities	563	(2,972)
Financing activities	(542)	988
Effect of exchange rates on cash, cash equivalents and restricted cash	(63)	23
Net decrease in cash, cash equivalents and restricted cash	$(363)	$(289)

Operating Activities

The net cash used in operating activities of $321 million in the six months ended June 30, 2018 was primarily due to the $2.3 billion negative impact of changes in the loans and interest receivable held for sale, net and changes in other assets and liabilities of $766 million primarily related to actual cash transaction losses incurred during the period. These uses of cash were partially offset by operating income of $1.1 billion, adjusted for non-cash expenses of depreciation and amortization and stock-based compensation of $775 million, expenses related to provision for transaction and loan losses of $639 million, and cost basis adjustments to loans and interest receivable held for sale of $244 million.

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

In the six months ended June 30, 2018 and 2017, cash paid for income taxes was $180 million and $73 million, respectively.

Investing Activities

We generated cash from investing activities of $563 million in the six months ended June 30, 2018 due primarily to maturities and sales of investments of $9.7 billion, changes in principal loans receivable, net of $1.0 billion, and changes in funds receivable from customers of $902 million, partially offset by purchases of investments of $10.6 billion and purchases of property and equipment of $376 million.

The net cash used in investing activities of $3.0 billion in the six months ended June 30, 2017 was due primarily to purchases of investments of $12.0 billion, changes in principal loans receivable, net of $627 million and purchases of property and equipment of $322 million. These net cash outflows were offset by maturities and sales of investments of $9.5 billion and decreases in funds receivable from customers and customer accounts of $397 million.

Financing Activities

The net cash used in financing activities of $542 million in the six months ended June 30, 2018 was due primarily to the repurchase of $2.3 billion of our common stock under our stock repurchase program and tax withholdings related to net share settlement of equity awards of $372 million. These cash outflows were partially offset by borrowings (net of repayments) on our 2017 Credit Agreement of $1.0 billion and increase in funds payable and amounts due to customers of $1.1 billion.

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

We had negative free cash flow of $697 million in the six months ended June 30, 2018, representing a decrease of $2.0 billion from the same period of the prior year. The decrease in free cash flow during the period was due to lower cash generated from operating activities of $2.0 billion, which was primarily impacted by the change in presentation from investing activities to operating activities of originations and collections on the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017, and higher purchases of property and equipment of $54 million, as compared to the same period of the prior year.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

During the six months ended June 30, 2018, we had a negative effect of currency exchange rates on cash, cash equivalents and restricted cash of $63 million, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar. During the six months ended June 30, 2017 we had a positive effect of currency exchange rates on cash, cash equivalents and restricted cash of $23 million, due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and investment risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign currency derivative activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.

Interest Rate Risk

We are exposed to interest-rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts.

As of June 30, 2018 and December 31, 2017, approximately 47% and 39% of our total cash, cash equivalents and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the fourth quarter of 2017, we entered into an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings ("2017 Credit Agreement"). In the third quarter of 2015, we entered into a $2.0 billion senior unsecured credit facility maturing in 2020 ("2015 Credit Agreement"). We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million.

Borrowings under the 2017 Credit Agreement and 2015 Credit Agreement, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2018, we had $2.0 billion of borrowings outstanding under the 2017 Credit Agreement at a weighted average interest rate of 3.12%. No remaining borrowing capacity is available under the 2017 Credit Agreement. As of June 30, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement or uncommitted facilities.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at June 30, 2018 and December 31, 2017.

Foreign Currency Exchange Rate Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar and Canadian Dollar, subjecting us to foreign currency exchange rate risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2018 and December 31, 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $583 million and $536 million lower, respectively. If the U.S. dollar strengthened by 20% at June 30, 2018 and December 31, 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $583 million and $536 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $168 million and $243 million at June 30, 2018 and December 31, 2017, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of June 30, 2018 would have positively impacted income before income taxes by approximately $148 million, resulting in a net negative impact of approximately $20 million. Foreign currency exchange contracts in place as of December 31, 2017 would have positively impacted income before income taxes by approximately $211 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Investment Risk

As of June 30, 2018 and December 31, 2017, our equity investments totaled $172 million and $88 million, respectively, which represented approximately 3% and approximately 1% of our total cash and investment portfolio as of those dates, respectively, and were primarily related to minority equity interests in companies that are not publicly traded. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

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

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We also expect to expend significant additional resources to protect against security or privacy breaches, and may be required to redress problems caused by breaches. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented data security and authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business. Additionally, while we maintain insurance policies, they may not be adequate to reimburse us for losses caused by security breaches.

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

Our business is subject to laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, data localization, cybersecurity, banking secrecy, payment services (including payment processing and settlement services), consumer protection, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the Internet, mobile and related technologies outside of the U.S. often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of Treasury’s Office of Foreign Assets Control or U.S. anti-money laundering or counter-terrorist financing regulations.

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

For additional discussion of how government regulation impacts key aspects of our business, please see Item 1 “Business—Government Regulation” in our 2017 Form 10-K. In addition, some of the risks relating to government regulation and oversight of our business are discussed in Item 1A “Risk Factors” in our 2017 Form 10-K under a risk factor captioned “Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations”. The information appearing below under the captions “Payments Regulation,” “Privacy and Protection of User Data” and "Anti-Money Laundering and Counter-Terrorist Financing" supplements and supersedes the information appearing in the same captions in that risk factor in our 2017 Form 10-K but it does not supersede any of the other information in that risk factor. Accordingly, for additional information regarding some of the risks resulting from government regulation and oversight of our business, please also see the information under the other captions in that risk factor in our 2017 Form 10-K.

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia, the U.S. Virgin Islands and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Braintree, Venmo, and Xoom branded products and services. As a licensed money transmitter, PayPal is subject to restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

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

We provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations can be subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, including the EU Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 with the majority of its requirements becoming effective as of January 13, 2018. However, a number of EU member states have not yet implemented PSD2 into domestic legislation, including the home member state of PayPal (Europe), Luxembourg, and accordingly there remains uncertainty as to the final requirements on PayPal (Europe). The implementation of the PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider is able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business.

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

In certain other markets outside the U.S., we are locally regulated and hold payments licenses. For example, in Hong Kong, we serve our customers through a Hong Kong subsidiary, which is licensed by the Hong Kong Monetary Authority as an issuer of stored value facility (“SVF Licensee”). In Russia, we serve our customers through a Russian subsidiary which operates under a license of the Central Bank of Russia as a non-credit banking institution. In such markets, we could be subject to significant fines or other enforcement action if we violate the reporting, anti-money laundering, capital requirements, privacy, corporate governance, risk management, float management, or any other requirements imposed on license holders.

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

We are also subject to regulation in other markets in which we do business, and we have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where we provide our services. There can be no assurance that we will be able to obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential business and product changes involved in maintaining such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing our products or services in a given market.

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

Privacy and Protection of User Data

We are subject to a number of laws, rules, directives and regulations (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personal data about our customers and employees in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, and the collection, storage, use and sharing of data is increasing around the world. There is uncertainty associated with the legal and regulatory environment relating to privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws may expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers.

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

In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR could require us to change our business practices and increase the costs and complexity of compliance.

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

In addition, because of the large number of text messages, emails, phone calls and other communications we send or make to our customers for various business purposes, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), in the U.S., plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We have been, and may continue to be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the large number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-

based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and will continue to be required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. In the EU, the implementation of the Fourth Anti-Money Laundering Directive and the regulation on information accompanying transfer of funds (commonly known as the Revised Wire Transfer Regulation) may make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with the Fourth Anti-Money Laundering Directive could include fines of up to 10% of PayPal (Europe)’s total annual turnover. On April 19 2018, the European Parliament adopted the European Commission’s proposal for a Fifth Anti-Money Laundering Directive, containing more stringent provisions in certain areas. We are evaluating the regulation and its requirements.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business.
As PayPal is neither a chartered financial institution, nor licensed to make loans in any state in the U.S., we rely on third-party chartered financial institutions to provide PayPal-branded credit products to our customers in the U.S., including consumer credits products such as PayPal Credit and PayPal-branded MasterCard credit cards, and business credit products such as PayPal Working Capital. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt, potentially materially, our ability to offer consumer and business loan products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or lending licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all, and obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could be burdensome, increase our costs and require us to change our business practices. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term receivable in the amount of approximately $420 million which will be recorded at its present value of approximately $260 million. The purchase price is subject to post-closing true-up and certain other adjustments under the terms of the purchase agreement. Subsequent to the close of the transaction, we will earn a profit share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on Synchrony subjects us to risks in the nature of those discussed in this “Risk Factors” section under the caption “We rely on third parties in many aspects of our business, which creates additional risk.”
Our ability to receive the benefit of the PayPal Working Capital program may be subject to challenge.

PayPal Working Capital loans are provided by a state chartered industrial bank under a program agreement with us. We acquire the receivables generated by those loans after they are originated.

A case decided in the U.S. Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. Although the decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like the issuing bank of PayPal Working Capital loans. After the Madden decision, there continue to be a number of U.S. state and federal court legal actions challenging the viability of business models where a non-bank entity enters into a relationship with a third party chartered financial institution for the issuance of credit products. While we believe the manner in which PayPal-branded credit products are offered can be distinguished from Madden, there can be no assurance as to the outcome of any potential litigation, and an adverse determination could materially and adversely impact our PayPal Working Capital and other business loan programs and our business.
Some of our credit products expose us to additional risks.
We offer the PayPal Credit consumer product and the PayPal Working Capital and other business loan products to a wide range of consumers and merchants in various markets, and the financial success of these products depends on the effective management of related risk. The credit decisioning process for the PayPal Credit consumer product uses proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchasing and payment history with PayPal as well as their credit scores. Similarly proprietary risk models and other indicators are applied to assess merchants who wish to use our business loan products to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to factors such as inaccurate assumptions, including assumptions related to the particular consumer or merchant, market conditions, economic environment or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment and other factors. Our international expansion of our credit product offerings also exposes us to additional risks, including those discussed in the risk factor in our 2017 Form 10-K captioned “Our international operations are subject to increased risks, which could harm our business."
Like other businesses with significant exposure to losses from merchant credit, we face the risk that account holders will default on their payment obligations, creating the risk of potential charge-offs. We face similar risks with resepct to consumer credit losses through the profit sharing relationship with Synchrony Bank. The non-payment rate among account holders may increase due to, among other things, changes to underwriting standards, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.
We currently purchase receivables related to the PayPal-branded merchant credit products in the U.S. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, our business could be harmed.

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and events beyond our control such as other industrial accidents, terrorist attacks and other hostile acts, labor disputes and public health issues. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, which could have a material adverse impact on our business, financial condition and results of operations.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries or requests, and other proceedings alleging violations of laws, rules and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, those matters described in "Note 13-

Commitments and Contingencies - Litigation and Regulatory Matters - General Matters” to our condensed consolidated financial statements, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our business has expanded in scale, scope and geographic reach, and our products and services have increased in complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to Internet and mobile commerce, data protection, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations.

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

Various levels of government, such as U.S. federal and state legislatures, and international organizations, such as the Organization for Economic Co-operation and Development and the EU, are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. Any such tax reform or other legislative or regulatory actions could increase our effective tax rate. In June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. that states may collect Internet sales tax on online purchases made outside of the state, which could adversely affect some of our merchants and indirectly harm our business.

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

•
potential exposure to new or increased regulatory oversight and regulatory obligations associated with the products and services of companies that we acquire or entry into new markets through acquisitions or joint ventures;

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

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and/or additional controls, policies and procedures and subject us to additional exposure and additional complexity and costs of compliance; and

•
our dependence on the accounting, financial reporting, operating metrics and similar systems, controls and processes of acquired businesses and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our financial statements or make it more difficult to manage the acquired business.

At any given time, we may be engaged in discussions or negotiations with respect to one or more of these or other types of transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. Any proposed transactions involve a number of risks, including the risk that we fail to complete the transaction, in a timely manner or at all. The integration of completed and future acquisitions may be difficult and disruptive to our ongoing operations, it may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), recognize liabilities, and record amortization expenses related to intangible assets or write-offs of goodwill or intangibles, which could dilute the economic and voting rights of our stockholders and adversely affect our results of operations and the interests of holders of our indebtedness, as applicable.

Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management or other persons or entities who control them and who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control them and who may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.

We rely on third parties in many aspects of our business, which creates additional risk.
We rely on third parties in many aspects of our business, including the following:

•	networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	unaffiliated third-party lenders to originate loans in the U.S. for PayPal Working Capital and other business loan products;

•	third parties that provide loan servicing and customer statements processing;

•	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.
Because we rely on third parties to provide services to us and our customers and to facilitate certain of our business activities, we face increased operational risk. These third parties may be subject to financial, legal, regulatory, labor or other issues, such as service terminations, disruptions or interruptions, that impose additional costs or requirements on us, or prevent them from providing services to us or our customers, which could hard our business. Moreover, these third parties are themselves subject to the risks discussed earlier in the "Risk Factors" section under the caption "Our business is subject to cyberattacks and security and privacy breaches." In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services. There can be no assurance that third parties who provide services directly to us or our customers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our customers on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner, and on acceptable terms or at all. If third parties we rely on do not adequately or appropriately provide their services or perform their responsibilities, we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

There are risks associated with certain agreements that we entered into with eBay at the separation.

In connection with the separation, we entered into a separation and distribution agreement with eBay as well as various other agreements, including an operating agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and the intellectual property matters agreement determine the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include associated indemnification obligations. The operating agreement, the data sharing addendum and the product development agreement establish certain commercial relationships between eBay and us related to payment processing, credit and data sharing. Disputes between us and eBay have arisen (and may arise) from time to time under these agreements, and may be significant. If we or eBay is unable to satisfy its performance, payment or indemnification obligations under these agreements, we could incur operational difficulties or losses or be required to make substantial indemnification or other payments to eBay, which could harm our business.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our April 2017 stock repurchase program during the three months ended June 30, 2018 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Period ended April 30, 2018	0.1	$74.41	0.1	3,163
Period ended May 31, 2018	2.6	$77.86	2.6	2,960
Period ended June 30, 2018	3.4	$84.32	3.4	2,674
Balance as of June 30, 2018	6.1		6.1	$2,674
(1) Average price paid per share for open market purchases includes broker commissions.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit 2.01*	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and Bill Me Later, Inc.
Exhibit 2.02*	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and PayPal (Europe) S.À R.L. et CIE, S.C.A.
Exhibit 10.01+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2018.
Exhibit 10.02+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 25, 2018.
Exhibit 31.01*	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02*	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01*	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02*	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	July 26, 2018
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	July 26, 2018
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	July 26, 2018