Form 10-Q
period 2018-09-30
PayPal Holdings, Inc.
filed 2018-10-23
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 17, 2018, there were 1,178,359,088 shares of the registrant's common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2018	December 31, 2017
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,147	$2,883
Short-term investments	1,440	2,812
Accounts receivable, net	412	283
Loans and interest receivable, net of allowances of $150 and $129 as of September 30, 2018 and December 31, 2017, respectively	2,112	1,314
Loans and interest receivable, held for sale	—	6,398
Funds receivable and customer accounts	20,951	18,242
Prepaid expenses and other current assets	928	713
Total current assets	33,990	32,645
Long-term investments	946	1,961
Property and equipment, net	1,646	1,528
Goodwill	6,054	4,339
Intangible assets, net	684	168
Other assets	404	133
Total assets	$43,724	$40,774
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$247	$257
Notes payable	2,000	1,000
Funds payable and amounts due to customers	22,451	19,742
Accrued expenses and other current liabilities	1,866	1,781
Income taxes payable	76	83
Total current liabilities	26,640	22,863
Deferred tax liability and other long-term liabilities	1,969	1,917
Total liabilities	28,609	24,780
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,178 and 1,200 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Treasury stock at cost, 84 and 47 shares as of September 30, 2018 and December 31, 2017, respectively	(4,911)	(2,001)
Additional paid-in-capital	14,664	14,314
Retained earnings	5,296	3,823
Accumulated other comprehensive income (loss)	66	(142)
Total equity	15,115	15,994
Total liabilities and equity	$43,724	$40,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share data)
	(Unaudited)
Net revenues	$3,683	$3,239	$11,225	$9,350
Operating expenses:
Transaction expense	1,366	1,102	4,003	3,153
Transaction and loan losses	295	363	934	971
Customer support and operations	367	346	1,075	998
Sales and marketing	326	278	924	800
Product development	269	240	782	686
General and administrative	354	293	1,061	840
Depreciation and amortization	188	194	553	578
Restructuring and other charges	28	—	297	40
Total operating expenses	3,193	2,816	9,629	8,066
Operating income	490	423	1,596	1,284
Other income (expense), net	43	28	94	52
Income before income taxes	533	451	1,690	1,336
Income tax expense	97	71	217	161
Net income	$436	$380	$1,473	$1,175

Net income per share:
Basic	$0.37	$0.32	$1.24	$0.98
Diluted	$0.36	$0.31	$1.22	$0.96

Weighted average shares:
Basic	1,181	1,202	1,187	1,203
Diluted	1,199	1,223	1,206	1,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
	(Unaudited)
Net income	$436	$380	$1,473	$1,175
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(6)	9	(33)	38
Unrealized gains (losses) on investments, net	4	4	(6)	5
Tax (expense) benefit on unrealized gains (losses) on investments, net	(1)	(1)	2	(2)
Unrealized gains (losses) on hedging activities, net	34	(57)	249	(246)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(1)	1	(4)	4
Other comprehensive income (loss), net of tax	30	(44)	208	(201)
Comprehensive income	$466	$336	$1,681	$974
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,473	$1,175
Adjustments:
Transaction and loan losses	934	971
Depreciation and amortization	553	578
Stock-based compensation	623	514
Deferred income taxes	(34)	13
Cost basis adjustments to loans and interest receivable held for sale	244	—
Other	(79)	(16)
Changes in assets and liabilities:
Accounts receivable	(133)	(5)
Changes in loans and interest receivable held for sale, net	1,407	16
Accounts payable	5	4
Income taxes payable	(21)	24
Other assets and liabilities	(623)	(596)
Net cash provided by operating activities	4,349	2,678
Cash flows from investing activities:
Purchases of property and equipment	(599)	(487)
Changes in principal loans receivable, net	3,573	(1,154)
Purchases of investments	(15,641)	(14,227)
Maturities and sales of investments	15,947	13,029
Acquisitions, net of cash acquired	(2,136)	(323)
Funds receivable	(427)	(461)
Net cash provided by (used in) investing activities	717	(3,623)
Cash flows from financing activities:
Proceeds from issuance of common stock	83	100
Purchases of treasury stock	(2,925)	(706)
Tax withholdings related to net share settlements of equity awards	(392)	(140)
Borrowings under financing arrangements	2,075	800
Repayments under financing arrangements	(1,101)	(180)
Funds payable and amounts due to customers	2,767	2,553
Net cash provided by financing activities	507	2,427
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(89)	35
Net change in cash, cash equivalents and restricted cash	5,484	1,517
Cash, cash equivalents and restricted cash at beginning of period	8,285	6,119
Cash, cash equivalents and restricted cash at end of period	$13,769	$7,636
Supplemental cash flow disclosures:
Cash paid for interest	$47	$3
Cash paid for income taxes, net	$228	$88

The below table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts shown in the condensed consolidated statement of cash flows:

Cash and cash equivalents	$8,147	$2,330
Short term investments	16	19
Funds receivable and customer accounts	5,606	5,287
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$13,769	$7,636

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we hold less than a 20% ownership interest are generally accounted for at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our condensed consolidated statement of income. Our investment balance is included in long-term investments on our condensed consolidated balance sheet.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") filed with the Securities and Exchange Commission.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods. We have evaluated all subsequent events through the date the financial statements were issued. Certain amounts for prior years have been reclassified to conform to the financial presentation as of and for the three and nine months ended September 30, 2018.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Guidance

In 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the guidance applicable to lessors do not apply. Additionally, in 2018, the FASB issued codification and targeted improvements to this guidance effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance on January 1, 2019, using a modified retrospective basis and anticipate applying the optional practical expedients related to the transition. We estimate an increase of approximately $500 million for the right of use lease assets and lease liabilities associated with our operating leases upon adoption. We do not believe the adoption of this guidance will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

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

In 2018, the FASB issued new guidance in response to tax reform that allows the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") from accumulated other comprehensive income to retained earnings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance effective January 1, 2019. If such an option is elected, transition can be applied either retrospectively to each period in which the effect of tax reform is recognized or applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In 2018, the FASB issued amended guidance to remove, modify and add disclosure requirements for fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this guidance is not expected to have a material impact on our financial statements.

In 2018, the FASB issued amended guidance on the disclosure requirements for defined benefit pension or other post-retirement plans. The amended guidance removes certain disclosure requirements and adds others including requiring disclosure related to interest credit ratings and changes in benefit obligations. This amendment is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and requires retrospective adoption for all periods presented. We are evaluating the impact this amended disclosure guidance may have on the footnotes to our financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2018, the FASB issued new accounting guidance intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. Capitalized implementation costs should be amortized over the term of the hosting arrangement and recorded in the same financial statement line items as amounts for the hosting arrangement. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. We are evaluating the impact this new accounting guidance will have on our financial statements.

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

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new guidance amends GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new guidance also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it amends certain disclosure requirements associated with the fair value of financial instruments. Additionally, in 2018, the FASB issued technical corrections and improvements to this guidance effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption and on a prospective basis to all outstanding equity investments without a readily determinable fair value. We adopted the guidance, including early adoption of the technical corrections and improvements, effective January 1, 2018. Beginning in the first quarter of 2018, we applied the measurement alternative to all our equity investments, which required us to measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. For additional information on the impact the adoption of this guidance had on our financial statements during the three and nine months ended September 30, 2018, please refer to "Note 8—Investments."

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

Note 2—Revenue

PayPal enables its customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our Payments Platforms and from other value added services. Our revenues are classified into two categories, transaction revenues and revenues from other value added services.
Transaction Revenues
We earn transaction revenues primarily from fees charged to merchants and consumers on a transaction basis. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. If the underlying transaction is approved for refund, we reimburse the variable component of the fee. We estimate the amount of fee refunds that will be processed during the quarter and record a provision against our net revenues. The volume of activity processed on our Payments Platform, which results in transaction revenue, is referred to as Total Payments Volume (“TPV”). We define TPV as the value of payments, net of reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. We earn additional fees on transactions where we perform a currency conversion and when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts generally renew automatically without significant material rights. Some of our contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to class of customers with similar volume. We do not have any capitalized contract costs, and do not carry any contract balances.

Our service comprises a single performance obligation to complete payments on our Payments Platform for our customers. Using our risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be authorized for completion on our Payment Platform. Once our authorization is provided to the customer, PayPal becomes obligated to our customer to complete the payment transaction.

We recognize fees charged to our customers primarily on a gross basis as transaction revenue when we are the principal in respect of completing a payment transaction. As a principal to the transaction, we control the service of completing payments on our Payments Platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with our customers, control the product specifications and define the value proposal from our services. Further, we have full discretion in determining the fee charged to our customers, which is independent of the costs we incur in instances where we may utilize payment processors or other financial institutions to perform services on our behalf. We therefore bear full margin risk when completing a payment transaction. These fees paid to payment processors and other financial institutions are recognized as transaction expense. We are also responsible for providing customer support.

We provide merchants and consumers with protection programs on most transactions completed on our Payments Platforms, except for transactions using our gateway products or where our customer agreements specifically do not provide for protections. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs do not provide a separate service to our customers and we estimate and record associated costs in transaction and loan losses during the period the payment transaction is completed.
Revenues from Other Value Added Services
We earn revenues from other value added services which comprise of revenue earned through partnerships, subscription fees, gateway fees, and other services that we provide to our merchants and consumers. The contracts for these services cannot usually be terminated by either party without penalty. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method.
We recognize revenue received from our financial institution partners on a net basis when we are considered the agent with respect to processing transactions. As we are an agent to the transaction, our financial institution partners directly contract with the end customers and are ultimately responsible for the fulfillment of the services. In an agent relationship, we may have some discretion in determining the fee charged to end customers, but always in conjunction with a financial institution partner. As a result, related costs incurred by our financial institution partners when we are an agent are included as a reduction to the revenue share received.
We also earn revenues from interest and fees earned on our loans receivable portfolio, gain on sale of participation interest in certain loans and advances and interest earned on certain PayPal customer account balances. Interest and fees earned on the PayPal credit portfolio of loans receivable are computed and recognized based on contractual interest and fee rates and are net of any required reserves and amortization of deferred origination costs.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents our revenues disaggregated by primary geographical markets and type of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Primary geographical markets
United States ("U.S.")	$1,962	$1,743	$6,135	$5,039
United Kingdom ("U.K.")	397	351	1,191	998
Other countries(1)	1,324	1,145	3,899	3,313
Total revenues(2)	$3,683	$3,239	$11,225	$9,350

Types of revenues
Transaction revenues	$3,343	$2,858	$9,858	$8,257
Other value added services	340	381	1,367	1,093
Total revenues(2)	$3,683	$3,239	$11,225	$9,350
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include interest, fees and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances of $173 million and $287 million for the three months ended September 30, 2018 and 2017, respectively, and $973 million and $894 million for the nine months ended September 30, 2018 and 2017, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$436	$380	$1,473	$1,175
Denominator:
Weighted average shares of common stock - basic	1,181	1,202	1,187	1,203
Dilutive effect of equity incentive awards	18	21	19	15
Weighted average shares of common stock - diluted	1,199	1,223	1,206	1,218
Net income per share:
Basic	$0.37	$0.32	$1.24	$0.98
Diluted	$0.36	$0.31	$1.22	$0.96
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	—	—	2

Note 4—Business Combinations

Acquisitions Completed in 2018

During the three and nine months ended September 30, 2018, we completed two and three acquisitions, respectively, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $2.3 billion.

iZettle

We completed the acquisition of iZettle AB (publ) (“iZettle”) in September 2018 by acquiring all the outstanding shares for a total purchase price of $2.2 billion, consisting of cash consideration paid of approximately $2.1 billion (net of cash acquired of $107 million) and restricted shares of PayPal with a fair value of approximately $22 million. We acquired iZettle to expand our in-store presence and strengthen our Payments Platform to help small businesses around the world grow and thrive in an omnichannel retail environment.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,649
Customer lists and user base	349
Marketing related	102
Developed technologies	121
All other	1
Total intangibles	$573
Cash	107
Funds receivable and customer accounts	49
Funds payable and amounts due to customers	(49)
Deferred tax liabilities, net	(91)
Other net liabilities	(56)
Total purchase consideration	$2,182

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The intangible assets acquired consists primarily of merchant relationships, trade name/trademarks, developed technologies, and existing acquirer relationships with estimated useful lives ranging from 3 to 7 years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is attributable to the workforce of iZettle and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

Simility

We completed the acquisition of Simility, Inc. ("Simility") in July 2018 by acquiring all the outstanding shares for a total purchase price of $107 million, consisting of cash consideration. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally. The allocation of purchase consideration resulted in approximately $18 million of developed technologies intangible assets with an estimated useful life of 3 years, net assets of approximately $9 million, and initial goodwill of approximately $80 million, which is attributable to the workforce of Simility and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

Other Acquisitions

In May 2018, we completed an acquisition which was accounted for as a business combination. The total purchase price for this acquisition was $16 million, consisting of cash consideration. The allocation of purchase consideration resulted in approximately $13 million of developed technologies intangible assets with an estimated useful life of 2 years and initial goodwill of approximately $3 million, which is attributable to the workforce of the acquired company and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

We have included the financial results of the acquired businesses in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to these acquisitions for the three and nine months ended September 30, 2018 were not material. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to our financial results.

Acquisitions Completed in 2017

During the three and nine months ended September 30, 2017, we completed two acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $420 million.

TIO Networks Corp.

We completed the acquisition of TIO Networks Corp. (“TIO”) in July 2017 by acquiring all the outstanding shares of TIO for $2.64 per share in cash. We acquired TIO to expand our scale of operations, complement our product portfolio, and to help accelerate our entry into bill payments. The total purchase price of $238 million consisted of cash consideration. The allocation of purchase consideration resulted in approximately $66 million of technology and customer-related intangible assets with an estimated useful life of 1 to 5 years, net assets of approximately $6 million and goodwill of approximately $166 million, which is attributable to the workforce of TIO and the synergies expected to arise from the acquisition. We expect that not all of the goodwill will be deductible for income tax purposes.

In November 2017, we suspended the operations of TIO to protect customer data as part of an ongoing investigation of security vulnerabilities of the TIO platform. Refer to Note 13—"Commitments and Contingencies—Litigation and Regulatory Matters" for further details.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Swift Financial Corporation

We completed the acquisition of Swift Financial Corporation (“Swift”) in September 2017 by acquiring all the outstanding shares of Swift for a total purchase price of approximately $182 million. We acquired Swift to enable us to enhance our underwriting capabilities and strengthen our business financing offerings, helping us to deepen relationships with our existing merchants and expand services to new merchants. The allocation of purchase consideration resulted in approximately $44 million of technology and customer-related intangible assets with an estimated useful life of 1 to 3 years, $169 million of merchant receivables, net liabilities of approximately $129 million and goodwill of approximately $98 million, which is attributable to the workforce of Swift and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The gross contractual merchant receivables acquired were approximately $213 million. Management estimates that the cash collected will approximate the contractual amounts of merchant receivables.

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2018:

	December 31, 2017	Goodwill Acquired	Adjustments	September 30, 2018
	(In millions)
Total goodwill	$4,339	$1,732	$(17)	$6,054

The adjustments to goodwill during the nine months ended September 30, 2018 pertain to measurement period adjustments related to our acquisitions of Swift and TIO completed in the third quarter of 2017 and foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$964	$(598)	$366	7	$613	$(563)	$50	3
Marketing related	300	(199)	101	3	198	(196)	2	1
Developed technologies	425	(249)	176	3	274	(215)	59	3
All other	245	(204)	41	5	245	(188)	57	5
Intangible assets, net	$1,934	$(1,250)	$684		$1,330	$(1,162)	$168

Amortization expense for intangible assets was $34 million and $28 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $90 million and $96 million for the nine months ended September 30, 2018 and 2017, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expected future intangible asset amortization as of September 30, 2018 was as follows (in millions):

Fiscal years:
Remaining 2018	$53
2019	179
2020	160
2021	106
2022	50
Thereafter	136
$684

Note 6—Other Financial Statement Details

Property and Equipment, Net

Geographical Information

The following table summarizes long-lived assets based on geography:

	September 30, 2018	December 31, 2017
	(In millions)
Long-lived assets:
U.S.	$1,514	$1,432
Other countries	132	96
Total long-lived assets	$1,646	$1,528

Tangible long-lived assets as of September 30, 2018 and December 31, 2017 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$104	$(22)	$(52)	$6	$36
Other comprehensive income (loss) before reclassifications	41	5	(6)	(2)	38
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	7	1	—	—	8
Net current period other comprehensive income (loss)	34	4	(6)	(2)	30
Ending balance	$138	$(18)	$(58)	$4	$66

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(58)	$(4)	$(39)	$3	$(98)
Other comprehensive income (loss) before reclassifications	(70)	4	9	—	(57)
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	(13)	—	—	—	(13)
Net current period other comprehensive income (loss)	(57)	4	9	—	(44)
Ending balance	$(115)	$—	$(30)	$3	$(142)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	183	(6)	(33)	(2)	142
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	(66)	—	—	—	(66)
Net current period other comprehensive income (loss)	249	(6)	(33)	(2)	208
Ending balance	$138	$(18)	$(58)	$4	$66

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(200)	4	38	2	(156)
Less: Amount of gains (losses) reclassified from accumulated other comprehensive income	46	(1)	—	—	45
Net current period other comprehensive income (loss)	(246)	5	38	2	(201)
Ending balance	$(115)	$—	$(30)	$3	$(142)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides details about reclassifications from accumulated other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
	2018	2017
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$7	$(13)	Net revenues
Unrealized gains (losses) on investments	1	—	Other income (expense), net
	$8	$(13)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$8	$(13)	Net income
The following table provides details about reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
	2018	2017
	(In millions)
Gains (losses) on cash flow hedges-foreign exchange contracts	$(66)	$46	Net revenues
Unrealized gains (losses) on investments	—	(1)	Other income (expense), net
	$(66)	$45	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(66)	$45	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Interest income	$61	$23	$116	$62
Interest expense	(22)	(1)	(57)	(3)
Other	4	6	35	(7)
Other income (expense), net	$43	$28	$94	$52

Interest income consists of income earned on cash and cash equivalents in bank accounts and short-term and long-term investments. Interest expense consists of interest expenses, fees and amortization of debt discount on our credit agreements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7—Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$5,606	$5,387
Government and agency securities	8,826	6,651
Time deposits	353	739
Corporate debt securities	1,507	1,248
Funds receivable	4,659	4,217
Total funds receivable and customer accounts	$20,951	$18,242

As of September 30, 2018 and December 31, 2017, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	September 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$7,449	$—	$(3)	$7,446
Corporate debt securities	818	—	—	818
Total	$8,267	$—	$(3)	$8,264

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,946	$—	$(5)	$5,941
Corporate debt securities	529	—	—	529
Total	$6,475	$—	$(5)	$6,470

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the condensed consolidated statement of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. As of September 30, 2018 and December 31, 2017, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $2.1 billion and $1.4 billion, respectively. In the three months ended September 30, 2018 and 2017, $18 million of net losses and $49 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income. In the nine months ended September 30, 2018 and 2017, $87 million of net losses and $154 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the condensed consolidated statement of income.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate fair value of investments classified as available-for-sale included within funds receivable and customer accounts in an unrealized loss position was $6.9 billion as of September 30, 2018 and $6.0 billion as of December 31, 2017.  As of September 30, 2018 and December 31, 2017, we had no material investments that had been in a continuous unrealized loss position for greater than 12 months. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of September 30, 2018 and December 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2018 and 2017.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity were as follows:

September 30, 2018
(In millions)
One year or less	$8,208
One year through two years	56
Total	$8,264

Note 8—Investments

As of September 30, 2018 and December 31, 2017, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	September 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$888	$—	$(3)	$885
Government and agency securities	234	—	—	234
Long-term investments(1):
Corporate debt securities	727	—	(12)	715
Government and agency securities	37	—	—	37
Total(1)(2)	$1,886	$—	$(15)	$1,871
(1) Excludes short-term restricted cash of $76 million that we intend to use to support our global sabbatical program and a counterparty guarantee, and long-term restricted cash of $2 million.
(2) Excludes time deposits of $63 million, which are not considered available-for-sale securities.

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

We elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statement of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of September 30, 2018 and December 31, 2017, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $182 million and $277 million, respectively. In the three months ended September 30, 2018 and 2017, $4 million of net losses and $10 million of net gains, respectively, from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income. In the nine months ended September 30, 2018 and 2017, $10 million of net losses and $35 million of net gains, respectively, from fair value changes were recognized in other income (expense), net on the condensed consolidated statement of income.

The aggregate fair value of short-term and long-term investments classified as available-for-sale in an unrealized loss position was $1.7 billion as of September 30, 2018 and $2.8 billion as of December 31, 2017, of which $244 million and $207 million, respectively, was in a continuous unrealized loss position for greater than 12 months. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of September 30, 2018 and December 31, 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2018 and 2017.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity were as follows:

September 30, 2018
(In millions)
One year or less	$1,119
One year through two years	513
Two years through three years	116
Three years through four years	115
Four years through five years	—
Greater than five years	8
Total	$1,871

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Investments

We have equity investments which consist primarily of minority equity interests in companies that are not publicly traded and are reported in long-term investments on our condensed consolidated balance sheet. Our equity investments do not have a readily determinable fair value, therefore we measure these equity investments at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the "Measurement Alternative"). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our condensed consolidated statement of income. The carrying value of our equity investments totaled $192 million and $88 million as of September 30, 2018 and December 31, 2017, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our equity investments in the nine months ended September 30, 2018 were as follows:

(In millions)
Carrying amount, beginning of period	$88
Adjustments related to equity investments:
Additions, net of sales	73
Gross unrealized gains on equity investments	31
Carrying amount, end of period	$192

Unrealized gains for the nine months ended September 30, 2018 and cumulative unrealized gains related to equity investments still held at the reporting date were approximately $31 million.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$2,529	$2,529
Short-term investments(2):
Corporate debt securities	929	929
Government and agency securities	372	372
Total short-term investments	$1,301	$1,301
Funds receivable and customer accounts(3)	10,713	10,713
Derivatives	238	238
Long-term investments(2)(4):
Corporate debt securities	715	715
Government and agency securities	37	37
Total long-term investments	752	752
Total financial assets	$15,533	$15,533
Liabilities:
Derivatives	$24	$24
(1) Excludes cash of $5.6 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $78 million and time deposits of $63 million not measured and recorded at fair value.
(3) Excludes cash, time deposits and funds receivable of $10.2 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes equity investments of $192 million measured using the Measurement Alternative.

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

We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table summarizes our financial assets and liabilities held as of September 30, 2018 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Equity investments measured using the Measurement Alternative	$41	41

We measured these equity investments at cost plus adjustments resulting from observable price changes for a similar investment issued by the same issuer.

None of our financial assets and liabilities were measured at fair value on a non-recurring basis as of December 31, 2017.

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, loans and interest receivable, held for sale, certain customer accounts, notes receivable, and notes payable, are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1, restricted cash, time deposits, loans and interest receivable, held for sale, certain customer accounts and notes payable would be classified as Level 2, and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimate that $122 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (loss) at September 30, 2018 is expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2018 and 2017, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedge and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2018 and December 31, 2017 was as follows:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$118	$—
Foreign exchange contracts designated as cash flow hedges	Other assets (non-current)	17	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	103	66
Total derivative assets		$238	$66

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$1	$94
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	23	124
Total derivative liabilities		$24	$218

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $18 million as of September 30, 2018 and $56 million as of December 31, 2017. During the year ended December 31, 2017, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $1 million and $38 million of cash collateral related to our derivative liabilities as of September 30, 2018 and December 31, 2017, respectively, which is recognized in other current assets on our condensed consolidated balance sheet and is related to the right to reclaim cash collateral. We received $135 million in counterparty cash collateral related to our derivative assets as of September 30, 2018, which is recognized in other current liabilities on our condensed consolidated balance sheet and is related to the obligation to return cash collateral. Additionally, as of September 30, 2018, we received $3 million in counterparty non-cash collateral in the form of debt securities. We did not receive any counterparty cash or non-cash collateral as of December 31, 2017.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity of derivative contracts that qualify for hedge accounting as of September 30, 2018 and December 31, 2017, and the impact of designated derivative instruments on accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	December 31, 2017	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	September 30, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(111)	$183	$(66)	$138

	December 31, 2016	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	September 30, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(200)	$46	$(115)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statement of income in which the effects of cash flow hedges are recorded	$3,683	$3,239	$11,225	$9,350
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income into net income	$7	$(13)	$(66)	$46

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$12	$5	$27	$(50)
Gains (losses) on foreign exchange contracts recognized in net revenues	4	$—	5	$—
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$16	$5	$32	$(50)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	September 30, 2018	December 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,977	$2,639
Foreign exchange contracts not designated as hedging instruments	6,189	5,669
Total	$9,166	$8,308

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary. Prior to July 2018, we purchased receivables related to credit extended to U.S. consumers by independent chartered financial institutions and were responsible for servicing functions related to that portfolio. Following the completion of the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, we no longer purchase receivables related to the U.S. consumer loans, but remain responsible for the servicing functions related to the sold portfolio through a transition period. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During both the nine months ended September 30, 2018 and 2017, we purchased approximately $7.0 billion in credit receivables.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans and Interest Receivable, Held for Sale

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale and recorded at the lower of cost or fair value, determined on an aggregate basis. In July 2018, we completed the sale of this portfolio to Synchrony Bank, approximately at par, for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term receivable in the amount of $426 million, which has been recorded at its present value of $261 million in other assets on our condensed consolidated balance sheet, and is not reflected as a cash item on our condensed consolidated statement of cash flows. Additional expenses incurred due to this transaction resulted in a net loss of approximately $28 million recorded in restructuring and other expenses on our condensed consolidated statement of income. The purchase price is subject to post-closing true-up and certain other adjustments under the terms of the purchase agreement. PayPal also earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables. This transaction was accounted for as a true sale based on our determination that it met all the necessary criteria for such accounting. These criteria include legal isolation, ability of the transferee to pledge or exchange the transferred assets without constraint and the transfer of control. We also concluded that our ongoing revenue share arrangement does not invalidate this determination.

Loans and Interest Receivable, Net

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of September 30, 2018 and December 31, 2017, the outstanding balance in our pool of consumer receivables primarily consisted of loans and interest receivable due from international consumer accounts and was $560 million and $326 million, respectively.

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

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. Amounts as of September 30, 2018 and December 31, 2017 represent loans and interest receivable due from consumer accounts of which approximately 94.6% and 96.0%, respectively, were current.

September 30, 2018
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$530	$16	$5	$9	$30	$560

December 31, 2017
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$313	$7	$2	$4	$13	$326

We charge off consumer loan receivable balances in the month in which a customer balance becomes 180 days past the payment due date. Bankrupt accounts are charged off within 90 days after receipt of notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until they are charged off. We record an allowance for loss against the interest and fees receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017(1)
	Consumer Loans Receivable	Interest Receivable	Total Allowance(2)	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$57	$6	$63	$265	$40	$305
Provisions	50	9	59	354	100	454
Charge-offs	(85)	(12)	(97)	(315)	(94)	(409)
Recoveries	—	—	—	28	—	28
Ending balance	$22	$3	$25	$332	$46	$378
(1) Includes allowance related to loans and interest receivable, held for sale portfolio prior to its designation as held for sale.
(2) Beginning balance includes approximately $50 million of U.S. consumer credit receivables that were fully reserved and have been charged off as of September 30, 2018.

The tables above exclude receivables from other consumer credit products of $83 million and $55 million at September 30, 2018 and December 31, 2017, respectively, and allowances of $9 million and $7 million at September 30, 2018 and December 31, 2017, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses. The provision for interest receivable due to interest and fees earned on our consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction in revenue.

Merchant Receivables

We offer business financing solutions to certain existing small and medium-sized merchants through our PayPal Working Capital ("PPWC") product and through Swift business loan products. As of September 30, 2018 and December 31, 2017, the total outstanding balance in our pool of merchant loans, advances, interest and fees receivable was $1.6 billion and $1.0 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $65 million and $28 million, respectively.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. Through our Swift business loan products, we provide merchants with access to short-term business financing based on an evaluation of both the applying business as well as the business owner. Swift business loan repayments are collected by periodic payments until the balance has been satisfied.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

September 30, 2018(1)
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,446	$60	$28	$47	$13	$148	$1,594
(1) Excludes $25 million of loan receivables acquired as part of our acquisition of iZettle in September 2018.

December 31, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$884	$44	$28	$43	$13	$128	$1,012

The following table summarizes the activity in the allowance for merchant loans and advances, interest and fees receivable, for the nine months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$52	$7	$59	$28	$3	$31
Provisions	120	18	138	42	8	50
Charge-offs	(80)	(8)	(88)	(34)	(6)	(40)
Recoveries	7	—	7	5	—	5
Ending balance	$99	$17	$116	$41	$5	$46

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. For Swift business loans, we charge off the receivable when the repayments are 180 days past due. For the PPWC product, we charge off the receivable when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses, and the provisions for interest and fees receivable is recognized in deferred revenues included in other current liabilities in our condensed consolidated balance sheet. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Notes Payable

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of September 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes of us and our subsidiaries. In the first quarter of 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement, which were in addition to the outstanding balance of $1.0 billion as of December 31, 2017. In the second quarter of 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. As of September 30, 2018, $2.0 billion was outstanding under the 2017 Credit Agreement at a weighted average interest rate of 3.25%. The total interest expense and fees we recorded related to the 2017 Credit Agreement was approximately $20 million and $53 million for the three and nine months ended September 30, 2018, respectively. No remaining borrowing capacity is available under the 2017 Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million of borrowing capacity. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of September 30, 2018, no amounts were outstanding under those facilities, and therefore, approximately $350 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement ("2015 Credit Agreement") that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Loans under the 2015 Credit Agreement will bear interest at either (i) London Interbank Offered Rate ("LIBOR") plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of September 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at September 30, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

Note 13—Commitments and Contingencies

Commitments

As of September 30, 2018 and December 31, 2017, approximately $1.6 billion and $26.4 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, when a consumer funded a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extended credit to the consumer, funded the extension of credit at the point of sale and advanced funds to the merchant. We purchased the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bore the risk of loss in the event of loan defaults. Although the chartered financial institution continued to own each customer account, we owned the related receivable (excluding participation interests sold) and were responsible for all servicing functions related to the account. Subsequent to the completion of the sale of our U.S. consumer credit receivables portfolio, we no longer purchase the receivables related to consumer loans extended by the chartered financial institution.

Litigation and Regulatory Matters

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 13, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2018. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Legal Proceedings

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162 (the “California Derivative Case”) was filed in the U.S. District Court for the Northern District of California (the "Court"). On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Delaware court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the Court so that the Delaware Derivative Case could be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the Court. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428, and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and assert claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a CID from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The Derivative Cases allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and certain members of its Board of Directors (the "Individual Defendants") breached their fiduciary duties to the Company, violated Section 14(a) of the Securities Exchange Act of 1934, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulations with respect to its Venmo service, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the Individual Defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the Individual Defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative Cases that consolidated these cases and appointed co-lead plaintiffs’ counsel for the consolidated case, captioned In re PayPal Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. 5:17-cv-00162-RS (the “Consolidated Derivative Case”). The Court’s order states that it applies to each purported derivative action that is subsequently filed in, removed to, or transferred to the Court, arising out of the same or substantially the same transactions or events as the Derivative Cases. On July 31, 2017, plaintiffs’ counsel designated the complaint filed in the Liss action as the operative complaint for the Consolidated Derivative Case. On October 5, 2017, another putative shareholder derivative suit was filed in the Court captioned Iron Workers Local No. 25 Pension Fund v. John J. Donahoe, et al., Case No. 5:17-cv-05741-NC, that makes similar allegations and advances similar claims against the same Individual Defendants as those at issue in the Consolidated Derivative Case. Pursuant to the Court’s consolidation order, this shareholder derivative suit is part of the Consolidated Derivative Case. On September 28, 2017, we filed a motion to dismiss the operative complaint on grounds that plaintiffs lack standing to pursue claims on behalf of the Company because they did not make a pre-suit demand on the Company’s Board of Directors prior to filing the Derivative Cases and failed to establish that making such a demand would have been futile. On January 18, 2018, the Court granted our motion to dismiss with leave to amend and gave plaintiffs 30 days from that date to file an amended complaint. On February 16, 2018, plaintiffs in the Consolidated Derivative Case filed an amended complaint. Plaintiffs’ counsel also sent a letter dated February 15, 2018 to the Chairman of the Company’s Board of Directors, demanding on behalf of plaintiffs that the Board take action to remedy the violations of law allegedly committed by the Individual Defendants in the Consolidated Derivative Case. In April 2018, the Individual Defendants in the Consolidated Derivative Case entered into a tolling agreement with plaintiffs that tolls the running of any statute of limitations applicable to the claims at issue in the lawsuit and the demand plaintiffs made on the Company's Board of Directors until 30 days from the time the Board issues a final response to the demand or three years elapse from the date of the tolling agreement, whichever comes first. Pursuant to that agreement, plaintiffs in the Consolidated Derivative Case have voluntarily

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dismissed the lawsuit without prejudice. On October 1, 2018, the Board issued its final response to the demand, which informed plaintiffs’ counsel that the Board had determined that it is not in the best interests of the Company and its shareholders to pursue the claims alleged in the demand or to undertake any further action in response to the demand.

We have previously reported that we received subpoenas from the U.S. Department of Justice (“DOJ”) seeking the production of certain information related to our historical anti-money laundering program. We have been informed by the DOJ that based on the information available to them, they have closed their investigation of the Company.

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956 was filed in the Court against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. Specifically, the lawsuit alleges that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed an amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The amended complaint is purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleges that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the amended complaint on July 13, 2018 and the Court heard oral argument on the motion to dismiss on September 20, 2018. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

General Matters
Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions, particularly in cases where we are entering into new lines of business in connection with such acquisitions. We have in the past been forced to litigate such claims, and we believe that additional lawsuits alleging such claims will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms or make substantial payments to settle claims or to satisfy damages awarded by courts.

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

Indemnification Provisions
We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement and various other agreements with eBay Inc. ("eBay") to govern the separation of the two companies in 2015 and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations for both eBay and us. Disputes between eBay and us have arisen and others may arise in the future, and an adverse outcome in such matters could materially and adversely impact our business, results of operations and financial condition. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.
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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Protection Programs

We provide merchants and consumers with protection programs on most transactions completed on our Payments Platform, except for transactions using our gateway products or where our customer agreements specifically do not provide for protections. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs are considered assurance-type warranties for which we estimate and record associated costs in transaction and loan losses during the period the payment transaction is completed.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or customer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Beginning balance	$304	$223	$266	$222
Provisions, net of recoveries	259	219	764	575
Realized losses	(244)	(205)	(711)	(560)
Ending balance	$319	$237	$319	$237

Note 14—Stock Repurchase Programs

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2018 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1) (2)	Cash Paid for Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2018				$4,999
Repurchases of shares of common stock in the open market for the three months ended March 31, 2018	10.8	$76.82	825	4,174
Repurchases of shares of common stock under the ASR agreement for the three months ended March 31, 2018	12.8	$78.03	1,000	3,174
Repurchases of shares of common stock in the open market for the three months ended June 30, 2018	6.1	$81.33	500	2,674
Additional authorization of $10 billion under July 2018 stock repurchase program	—	$—	—	12,674
Repurchases of shares of common stock in the open market for the three months ended September 30, 2018	6.9	$87.42	600	12,074
Balance as of September 30, 2018	36.6		$2,925	$12,074
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

No activity has occurred under the July 2018 stock repurchase program.

Note 15—Stock-Based Plans

In May 2018, our stockholders approved additional authorizations to the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan and the PayPal Holdings, Inc. Employee Stock Purchase Plan of 37 million shares and 50 million shares, respectively.

Stock Options

As of September 30, 2018, 1.6 million options to purchase shares of common stock were outstanding. In the nine months ended September 30, 2018, no new options were granted, but 0.2 million options were assumed from acquisitions.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units (RSUs), Performance-Based Restricted Stock Units (PBRSUs), and Restricted Stock

The following table summarizes the RSU, PBRSU and restricted stock activity under our equity incentive plans for the nine months ended September 30, 2018:

Units
(In thousands)
Outstanding at January 1, 2018	33,875
Awarded(1),(2)	14,327
Vested(1)	(16,519)
Forfeited	(2,608)
Outstanding at September 30, 2018	29,075
Expected to vest	24,745
(1) Includes approximately 2.1 million additional PBRSUs issued due to company performance in connection with the Company's 2017 annual incentive plan.
(2) Includes approximately 742,335 shares of restricted common stock issued as a part of the iZettle acquisition.

The weighted average grant-date fair value of RSUs and PBRSUs granted during the nine months ended September 30, 2018 was $77.82 per share.

In the nine months ended September 30, 2018, the Company granted RSUs that vest in equal annual installments over a three-year period, 1.6 million PBRSUs with a one-year performance period (fiscal 2018) and cliff vesting following the completion of the performance period in February 2019 (one year from the annual incentive award cycle grant date) and 0.8 million PBRSUs with a three-year performance period. Over the respective performance period, the number of PBRSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the PBRSUs issued could range from 0% to 200% of the target amount. Additionally, in the nine months ended September 30, 2018, the Company granted 0.4 million PBRSUs with a five-year performance period, which is based on market conditions and the number of PBRSUs that may be issued is fixed.

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Customer support and operations	$42	$38	$119	$102
Sales and marketing	39	36	122	97
Product development	66	64	194	168
General and administrative	65	54	187	147
Depreciation and amortization	5	3	14	8
Total stock-based compensation expense	$217	$195	$636	$522
Capitalized as part of internal use software and website development costs	$9	$7	$26	$17

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16—Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2018 was 18% and 13%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments.

During the three and nine months ended September 30, 2018, we recognized tax expense adjustments of $3 million and $38 million, respectively, to the provisional amounts recorded at December 31, 2017 for the enactment-date effects of the Tax Act. All amounts recorded related to the enactment-date effects of the Tax Act as of September 30, 2018 are considered provisional estimates because we have not completed our accounting for certain elements of the Tax Act, including whether taxes due on future U.S. inclusions related to Global Intangible Low Taxed Income ("GILTI") are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, for the period ended September 30, 2018, we have treated GILTI as a period cost. We will continue to refine our calculations as additional analysis is completed. Our provisional estimates may be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense.

In the three and nine months ended September 30, 2018, we increased our unrecognized tax benefits by approximately $45 million and $190 million, respectively due to uncertainties related to the impacts of the Tax Act.

Our effective tax rate for the three and nine months ended and September 30, 2017 was 16% and 12%, respectively. The difference between our effective tax rate for the both the three and nine months ended September 30, 2017 and the U.S. federal statutory rate of 35% was primarily the result of foreign income taxed at different rates.

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

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2018:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2018	$2
Charges	25
Payments	(21)
Accrued liability as of September 30, 2018	$6

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

We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. Net revenues generated from our U.K. operations constituted 11% of total net revenues for the three and nine months ended September 30, 2018 and September 30, 2017. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.

Information security risks for global payments and technology companies have significantly increased in recent years. We are not immune to these risks and there can be no assurance that we will not suffer such losses in the future.

Overview of Results of Operations

The following table provides a summary of our condensed consolidated GAAP financial measures for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages and per share data)
Net revenues	$3,683	$3,239	14%	$11,225	$9,350	20%
Operating expenses	3,193	2,816	13%	9,629	8,066	19%
Operating income	$490	$423	16%	$1,596	$1,284	24%
Operating margin	13%	13%	**	14%	14%	**
Income tax expense	$97	$71	37%	$217	$161	35%
Effective tax rate	18%	16%	**	13%	12%	**
Net income	$436	$380	15%	$1,473	$1,175	25%
Net income per diluted share	$0.36	$0.31	17%	$1.22	$0.96	27%
Net cash provided by operating activities	$4,670	$1,006	364%	$4,349	$2,678	62%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended September 30, 2018 and 2017

Net revenues increased $444 million, or 14%, in the three months ended September 30, 2018, compared to the same period of the prior year, driven primarily by growth in TPV (as defined below under "Net Revenues") of 24%, compared to the same period of the prior year. Net revenues from our acquisition of Swift Financial Corporation ("Swift") in September 2017 contributed approximately two percentage points to the growth rate. Acquisitions completed in 2018 did not have a material impact on net revenues. The increase was offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, which resulted in a negative impact of approximately seven percentage points to the net revenue growth rate.

Total operating expenses increased $377 million, or 13%, in the three months ended September 30, 2018, compared to the same period of the prior year, due primarily to increases in transaction expense, general and administrative, sales and marketing, product development, and restructuring and other expenses, partially offset by a decline in transaction and loan loss. Operating expenses related to our acquisition of Swift contributed two percentage points to the growth rate in total operating expenses. Acquisitions completed in 2018 did not have a material impact on total operating expenses.

Operating income increased $67 million, or 16%, in the three months ended September 30, 2018, compared to the same period of the prior year, due to the increase in net revenues offset by the growth in operating expenses, and impact of acquisitions. Our operating margin was 13% in both the three months ended September 30, 2018 and September 30, 2017. Operating margin for the three months ended September 30, 2018 was positively impacted by operating efficiencies in our business, offset by growth in transaction expense, which increased 24% in the three months ended September 30, 2018, compared to net revenues, which increased 14% in the same period.

Net income increased by $56 million, or 15%, in the three months ended September 30, 2018, compared to the same period of the prior year, due primarily to the increase in operating income of $67 million and an increase of $15 million in other income (expense), net, which was driven by interest income, partially offset by an increase in income tax expense of $26 million. The increase in tax expense was primarily driven by the increase in income before tax, partially offset by an increase in tax benefits associated with discrete tax adjustments. For the three months ended September 30, 2018, our diluted net income per share was $0.36, a $0.05 increase compared to the same period of the prior year.

Nine Months Ended September 30, 2018 and 2017

Net revenues increased $1.9 billion, or 20%, in the nine months ended September 30, 2018, compared to the same period of the prior year, driven primarily by growth in TPV of 28%, compared to the same period of the prior year. Net revenues from our acquisition of Swift contributed approximately one percentage point to the growth rate. Acquisitions completed in 2018 did not have a material impact on net revenues.

Total operating expenses increased $1.6 billion, or 19%, in the nine months ended September 30, 2018, compared to the same period of the prior year, due primarily to increases in transaction expense, restructuring and other, general and administrative, sales and marketing and product development expenses. Operating expenses related to our acquisitions of TIO Networks Corp. ("TIO") and Swift collectively contributed approximately three percentage points to the growth rate in total operating expenses. In March 2018, our management decided to wind down TIO's operations. Acquisitions completed in 2018 did not have a material impact on total operating expenses.

Operating income increased $312 million, or 24%, in the nine months ended September 30, 2018, compared to the same period of the prior year, due to the increase in net revenues offset by the growth in operating expenses, and impact of acquisitions. Our operating margin was 14% in both the nine months ended September 30, 2018 and September 30, 2017. Operating margin for the nine months ended September 30, 2018 was positively impacted by operating efficiencies in our business, offset by growth in transaction expense, which increased 27% in the nine months ended September 30, 2018, compared to net revenues, which increased 20% in the same period.

Net income increased by $298 million, or 25%, in the nine months ended September 30, 2018, compared to the same period of the prior year, due primarily to the increase in operating income of $312 million and an increase of $42 million in other income (expense), net, which was driven by an increase in interest income and unrealized gains on equity investments, partially offset by an increase in income tax expense of $56 million. The increase in tax expense was primarily driven by the increase in income before tax and incremental expense associated with Tax Cuts and Jobs Act of 2017 (the "Tax Act"), partially offset by an increase in tax benefits associated with stock-based compensation. For the nine months ended September 30, 2018, our diluted net income per share was $1.22, a $0.26 increase compared to the same period of the prior year.

Non-GAAP Financial Measures

The following table provides a summary of our condensed consolidated non-GAAP financial measures for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages and per share data)
Non-GAAP operating income	$787	$646	22%	$2,436	$1,948	25%
Non-GAAP operating margin	21%	20%	**	22%	21%	**
Non-GAAP income tax expense	$136	$114	19%	$441	$352	25%
Non-GAAP net income	$694	$560	24%	$2,089	$1,648	27%
Non-GAAP net income per diluted share	$0.58	$0.46	26%	$1.73	$1.35	28%
Free cash flow(1)	$4,447	$841	429%	$3,750	$2,191	71%
All amounts in tables are rounded to the nearest millions, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) The three and nine months ended September 30, 2018 include a benefit of $3.7 billion and $1.4 billion, respectively, due to the change in presentation of the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017. We completed the sale of the portfolio in July 2018.
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

The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended September 30, 2018 and 2017, we generated approximately 47% and 46% of our net revenues from customers domiciled outside of the United States ("U.S."), respectively. In the nine months ended September 30, 2018 and 2017, we generated approximately 45% and 46% of our net revenues from customers domiciled outside of the U.S., respectively. Other than the U.S., the U.K. was the only country where we generated 10% or more of total net revenues in the three and nine months ended September 30, 2018 and 2017. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in foreign countries. See Part I, Item 1A, Risk Factors in our 2017 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three and nine months ended September 30, 2018 and September 30, 2017, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In millions)
(Unfavorable) Favorable impact to net revenues (exclusive of hedging impact)	$(30)	$186
Hedging impact	10	(63)
(Unfavorable) Favorable impact to net revenues	(20)	123
Unfavorable (Favorable) impact to operating expense	23	(61)
Net favorable impact to operating income	$3	$62

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In millions)
Favorable (Unfavorable) impact to net revenues (exclusive of hedging impact)	$34	$(78)
Hedging impact	(13)	46
Favorable (Unfavorable) impact to net revenues	21	(32)
Favorable (Unfavorable) impact to operating expense	(20)	13
Net favorable (unfavorable) impact to operating income	$1	$(19)

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

Active Accounts: An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform, not including gateway-exclusive transactions, within the past 12 months. The definition of active accounts has been expanded to include payments made or outstanding balances held on our co-branded credit card program. The definition has also been expanded to include accounts from our platform access partners. A platform access partner is a third party whose customers are provided access to PayPal’s Payments Platform through such third party’s login credentials. This expanded definition captures uniquely identifiable accounts for which PayPal receives economic benefits for completed transactions processed on behalf of customers who have established a relationship with PayPal.

Total Payment Volume: The value of payments, net of reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. The definition of TPV has been expanded to include PayPal’s diversification into new partner payment solutions such as certain tokenized transactions and contextual commerce which expand our opportunities for growth.

The revised definition also captures TPV from our merchant debit card program. Due to their inclusion in TPV, revenues from these transactions were reclassified from “other value added services” to “transaction revenues” with no change to “total net revenues.”

These revisions also impacted previously reported results for other non-financial key performance metrics, including number of payment transactions and payment transactions per active account. Prior period metrics have been revised in this filing to conform to the new definitions.

We earn revenue from the following types of transactions:

•
Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or TPV, completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution not including gateway-exclusive transactions. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer are in different countries).

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

Net Revenues Analysis

The components of our net revenue for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2018	2017(1)		2018	2017(1)
	(In millions, except percentages)
Transaction revenues	$3,343	$2,858	17%	$9,858	$8,257	19%
Other value-added services	340	381	(11)%	1,367	1,093	25%
Net revenues	$3,683	$3,239	14%	$11,225	$9,350	20%
(1) Amounts in the prior period were reclassified to conform to current period presentation.

Transaction revenues grew by $485 million, or 17%, and $1.6 billion, or 19% for the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, due primarily to growth in TPV from our PayPal and Braintree products.

The following table provides a summary of our active accounts, number of payment transactions, TPV and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2018	2017(1)		2018	2017(1)
	(In millions, except percentages)
Active accounts(2)	254	220	15%	254	220	15%
Number of payment transactions(3)	2,463	1,941	27%	7,004	5,529	27%
Payment transactions per active account(4)	36.5	33.3	9%	36.5	33.3	9%
TPV(5)	$143,004	$115,224	24%	$414,771	$323,663	28%
Percent of cross-border TPV	19%	21%	**	20%	21%	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Prior period amounts were revised to reflect updated definitions of active accounts and TPV discussed above.
(2) Reflects active accounts as of the end of the applicable period. An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform, not including gateway-exclusive transactions, within the past 12 months.
(3) Number of payment transactions are the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.
(4) Number of payment transactions per active account reflects the total number of payment transactions within the previous 12 month period, divided by active accounts at the end of the period.
(5) TPV is the value of payments, net of reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.
** Not meaningful

Transaction revenues grew more slowly than both TPV and number of payment transactions for the three and nine months ended September 30, 2018, compared to the same periods in the prior year, due to a higher proportion of person-to-person ("P2P") transactions (primarily from our PayPal and Venmo products) from which we earn lower rates, a lower proportion of cross border transactions, and a higher portion of TPV generated by large merchants who generally pay lower rates with higher transaction volumes. Transaction revenues for nine months ended September 30, 2018 were also impacted by foreign exchange hedging losses. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2018, net revenues from other value added services decreased $41 million, or 11%, compared to the same period in the prior year, due primarily to lower interest and fee income driven by the sale of our U.S. consumer credit receivables portfolio, offset by an increase in revenue share with Synchrony Bank and revenue earned for transition servicing activities expected to be provided for Synchrony Bank until the first half of 2019, and contribution from Swift revenues of approximately $49 million. For the nine months ended September 30, 2018, net revenues from other value added services increased $274 million, or 25%, compared to the same period in the prior year, due primarily to interest and fee income earned on our PayPal Credit loans receivable portfolio. Swift revenues contributed approximately thirteen percentage points and eleven percentage points to the growth rate for the three and nine months ended September 30, 2018, respectively. The total consumer and merchant loans and interest receivable balance as of September 30, 2018 and September 30, 2017 was $2.2 billion and $6.7 billion, respectively, reflecting a year-over-year decrease of 67% primarily driven by the sale of our U.S. consumer credit receivables portfolio.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank to free up balance sheet capacity and cash flow for other uses and mitigate balance sheet risk. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of the decision to sell these receivables from our Board of Directors, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value.

Following the closing of this transaction in July 2018, Synchrony Bank became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables). Subsequent to the sale we earn a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which is recorded in net revenues from other value added services. We expect this transaction to negatively impact other value-added services revenue growth for the fourth quarter of 2018 and the first two quarters of 2019. The corresponding negative impact on total net revenue growth rate for each of those three quarters is expected to be between 6% and 8%, although this estimate is subject to various uncertainties and the actual impact may be different.

Operating Expenses

The following table summarizes our operating expenses and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages)
Transaction expense	$1,366	$1,102	24%	$4,003	$3,153	27%
Transaction and loan losses	295	363	(19)%	934	971	(4)%
Customer support and operations	367	346	6%	1,075	998	8%
Sales and marketing	326	278	17%	924	800	16%
Product development	269	240	12%	782	686	14%
General and administrative	354	293	21%	1,061	840	26%
Depreciation and amortization	188	194	(3)%	553	578	(4)%
Restructuring and other charges	28	—	**	297	40	643%
Total operating expenses	$3,193	$2,816	13%	$9,629	$8,066	19%
Transaction expense rate(1)	0.96%	0.96%	**	0.97%	0.97%	**
Transaction and loan loss rate(2)	0.21%	0.32%	**	0.23%	0.30%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV. Prior year amount was revised to reflect updated TPV definition, as discussed above.
(2) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV. Prior year amount was revised to reflect updated TPV definition, as discussed above.
** Not meaningful

Transaction Expense

Transaction expense increased by $264 million, or 24%, in the three months ended September 30, 2018, compared to the same period of the prior year, primarily due to the increase in TPV of 24%. Transaction expense increased by $850 million, or 27%, in the nine months ended September 30, 2018, compared to the same period of the prior year, primarily due to the increase in TPV of 28%. The transaction expense rate for the three and nine months ended September 30, 2018 remained consistent with the transaction expense rate for the same respective periods of the prior year.

Our transaction expense rate is impacted by changes in regional and funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three and nine months ended September 30, 2018 and 2017, approximately 2% of TPV was funded with PayPal Credit. For the three months ended September 30, 2018 and 2017, approximately 42% and 43% of TPV respectively, was generated outside of the U.S. For both the nine months ended September 30, 2018 and 2017, approximately 43% of TPV was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Loan Losses

The components of our transaction and loan losses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2018	2017		2018	2017
	(In millions, except percentages)
Transaction losses	$259	$219	18%	$764	$575	33%
Loan losses	36	144	(75)%	170	396	(57)%
Transaction and loan losses	$295	$363	(19)%	$934	$971	(4)%

Transaction losses increased by $40 million, or 18%, and $189 million, or 33% in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, primarily due to the increase in TPV. Transaction losses as a percentage of TPV decreased by one basis point in the three months ended September 30, 2018, compared to the same period of the prior year, and remained consistent for the nine months ended September 30, 2018, compared to the same period of the prior year.

Loan losses decreased by $108 million, or 75%, in the three months ended September 30, 2018 as compared to the same period of the prior year, due primarily to the sale of our U.S. consumer credit receivables portfolio in the third quarter of 2018. Loan losses decreased by $226 million, or 57%, in the nine months ended September 30, 2018, compared to the same period of the prior year, due primarily to the sale of our U.S. consumer credit receivables portfolio in the third quarter, and the portfolio's designation as held for sale during the first two quarters of 2018. The decrease in loan losses for the three and nine months ended September 30, 2018 as compared to the same periods of the prior year was offset by an increase in loan losses resulting from the increase in our PayPal Working Capital ("PPWC") loans and Swift business loans receivable balances.

The total consumer loans and interest receivable balance as of September 30, 2018 and September 30, 2017 was $560 million and $5.9 billion, respectively, reflecting a year-over-year decrease of 90% driven by the sale of our U.S. consumer credit receivables portfolio in the third quarter of 2018. The following table provides information regarding the credit quality of our pool of consumer loans and interest receivable balance:

	September 30,
	2018	2017
Percent of consumer loans and interest receivables current(1)	94.6%	90.1%
Percent of consumer loans and interest receivables > 90 days outstanding(1)(2)	1.6%	4.1%
Net charge off rate(1)(3)	3.5%	6.4%
(1) Amounts as of September 30, 2018 represent loans and interest receivables due from consumer accounts which primarily consist of international consumers. Amounts as of September 30, 2017 represent total consumer loans and interest receivables including U.S. consumer credit receivables outstanding at that time.
(2) Represents percentage of balances which are 90 days past the billing date to the consumer.
(3) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances interest and fees receivable outstanding as of September 30, 2018, net of participation interest sold, were $1.6 billion. Total merchant loans, advances, interest and fees receivable outstanding as of September 30, 2017 were $833 million, representing a year-over-year increase of 91%, which was due primarily to the growth of the Swift portfolio post acquisition, as well as increase in the availability of our PPWC credit products.

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

For our PPWC product, the number of days our merchant loans and advances receivables are past due is based on the current expected repayment period of the loan or advance and fixed fee as compared to an original expected repayment period. We generally calculate the repayment rate of the merchant's estimated future payment volume such that repayment of the advance and fixed fee is expected to occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual payment processing volumes. For Swift business loans, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We monitor receivables with repayment periods greater than the original expected or contractual repayment period.

The following table provides information regarding the credit quality of our merchant receivables:

	September 30,
	2018(1)	2017(2)
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	90.7%	84.1%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.8%	6.8%
(1) Excludes $25 million of loan receivables acquired as part of our acquisition of iZettle in September 2018.
(2) Excludes $173 million of receivables acquired as part of our acquisition of Swift in September 2017.

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans and interest receivables. For additional information, see "Note 11—Loans and Interest Receivable" in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations expenses increased by $21 million, or 6%, and $77 million or 8%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, due primarily to an increase in network infrastructure expenses and employee related expenses to support the growth in our active accounts and the number of payment transactions occurring on our Payments Platform, partially offset by a decrease in contractor and consulting expenses. Our acquisitions completed in 2017 contributed approximately one percentage point to the growth rate for the nine months ended September 30, 2018.

Sales and Marketing

Sales and marketing expenses increased by $48 million, or 17%, and $124 million, or 16%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, due primarily to higher employee-related expenses and higher spend on external marketing campaigns. Our acquisitions completed in 2017 contributed approximately six percentage points and seven percentage points to the growth rate for the three and nine months ended September 30, 2018, respectively.

Product Development

Product development expenses increased by $29 million, or 12%, and $96 million, or 14%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, due primarily to an increase in employee-related expenses, as well as an increase in contractor and consulting expenses. Our acquisitions completed in 2017 contributed approximately one percentage point to the growth rate for both the three and nine months ended September 30, 2018.

General and Administrative

General and administrative expenses increased by $61 million, or 21%, and $221 million, or 26%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, due primarily to an increase in employee-related expenses, professional service expenses and facilities cost. Additional expenses to support our mergers and acquisitions and the disposal of our U.S. consumer credit receivables portfolio also contributed to the growth rate for both the three and nine months ended September 30, 2018. Our acquisitions completed in 2017 contributed approximately two percentage points and three percentage points to the growth rate for the three and nine months ended September 30, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $6 million, or 3%, and $25 million, or 4%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year, due primarily to fully depreciated assets.

Restructuring and Other Charges

Restructuring and other charges increased by $28 million and $257 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods of the prior year. The increase in the three months ended September 30, 2018 was driven by net loss incurred due to the sale of our U.S. consumer credit receivables portfolio. The increase in the nine months ended September 30, 2018 was primarily due to cost basis adjustments related to our loans and interest receivables, held for sale portfolio during the first two quarters of 2018, partially offset by lower restructuring charges as compared to the same period in the prior year.

Due to the designation of the U.S. consumer credit receivables portfolio as held for sale in November 2017, approximately $244 million for the nine months ended September 30, 2018, was recorded in restructuring and other charges related to adjustments to the cost basis, which were primarily driven by charge-offs against those loans and interest receivables, prior to the sale of the portfolio in July 2018.

In March 2018, management approved a strategic reduction of the existing global workforce, including a decision to wind down TIO's operations, which resulted in restructuring charges of $25 million in the nine months ended September 30, 2018. The reduction and associated cash payments are expected to be substantially completed by the end of 2018. Restructuring expenses were $40 million in the nine months ended September 30, 2017.

Income Tax Expense

Our effective income tax rate was 18% and 16% for the three months ended September 30, 2018 and 2017, respectively, and 13% and 12% for the nine months ended September 30, 2018 and 2017, respectively. The increases in our effective income tax rate for the three and nine months ended September 30, 2018, compared to the same periods of the prior year, were due primarily to an unfavorable shift in earnings, partially offset by an increase in the tax benefits associated with discrete tax adjustments. Changes in the effective tax rate for the nine months ended September 30, 2018 were also impacted unfavorably by the Tax Act and favorably by an increase in tax benefits associated with stock-based compensation.

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

The following table provides reconciliations of our condensed consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except percentages)
GAAP operating income	$490	$423	$1,596	$1,284
Stock-based compensation expense and related employer payroll taxes	219	197	683	538
Amortization of acquired intangible assets	33	26	87	71
Restructuring	—	—	25	40
Other(1)	28	—	28	15
Acquisition related transaction expense	17	—	17	—
Total non-GAAP operating income adjustments	297	223	840	664
Non-GAAP operating income	$787	$646	$2,436	$1,948
Non-GAAP operating margin	21%	20%	22%	21%
(1) Net loss related to the sale of our U.S. consumer credit receivables portfolio for the three and nine months ended September 30, 2018. Impairment of investment in intellectual property fund for the nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except percentages and per share data)
GAAP income before income taxes	$533	$451	$1,690	$1,336
GAAP income tax expense	97	71	217	161
GAAP net income	436	380	1,473	1,175
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	297	223	840	664
Other(1)	14	23	49	23
Tax effect of non-GAAP adjustments	(53)	(66)	(273)	(214)
Non-GAAP net income	$694	$560	$2,089	$1,648

GAAP net income per diluted share	$0.36	$0.31	$1.22	$0.96
Non-GAAP net income per diluted share	$0.58	$0.46	$1.73	$1.35
Shares used in GAAP diluted share calculation	1,199	1,223	1,206	1,218
Shares used in non-GAAP diluted share calculation	1,199	1,223	1,206	1,218

GAAP income tax expense	$97	$71	$217	$161
Non-GAAP tax adjustments	39	43	224	191
Non-GAAP income tax expense	$136	$114	$441	$352

GAAP effective tax rate	18%	16%	13%	12%
Tax effect of non-GAAP adjustments to net income	(2)%	1%	4%	6%
Non-GAAP effective tax rate	16%	17%	17%	18%
(1) Tax expense primarily related to the Tax Act and intra-entity transfer of intellectual property for the three and nine months ended September 30, 2018. Intra-entity transfer of intellectual property for the three and nine months ended September 30, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net cash provided by operating activities(1)	$4,670	$1,006	$4,349	$2,678
Less: purchases of property and equipment	(223)	(165)	(599)	(487)
Free cash flow	$4,447	$841	$3,750	$2,191
(1) The three and nine months ended September 30, 2018 include a benefit of $3.7 billion and $1.4 billion, respectively, due to the change in presentation of the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017. We completed the sale of the portfolio in July 2018.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our PayPal Credit products, capital expenditures, investments in our business, potential acquisitions, working capital and other cash needs. The following table summarizes the cash, cash equivalents and investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Cash, cash equivalents and investments(1)(2)	$10,263	$7,487
(1) Excludes assets related to customer accounts of $21.0 billion and $18.2 billion at September 30, 2018 and December 31, 2017, respectively.
(2) Excludes total restricted cash of $78 million and $81 million at September 30, 2018 and December 31, 2017, respectively, and equity investments of $192 million and $88 million as of September 30, 2018 and December 31, 2017, respectively.

Cash, cash equivalents and investments held by our foreign subsidiaries were $9.2 billion as of September 30, 2018 and $6.1 billion at December 31, 2017, or 90% and 81% of our total cash, cash equivalents and investments as of those respective dates. At December 31, 2017, all of our cash, cash equivalents and investments held by foreign subsidiaries were subject to U.S. taxation under the one-time transition tax. Subsequent repatriations will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. Meeting our clients' requirements to access their cash and simultaneously meeting our financial ratios commitments to various global regulators are very important aspects of our global cash management activities. Our global cash balances are required not only to provide operational liquidity to our businesses but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all our cash is available for general corporate purposes.

In the fourth quarter of 2017, we entered into a credit agreement ("2017 Credit Agreement") that provides for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings. Borrowings and other amounts payable under the 2017 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2017 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2017 Credit Agreement. As of September 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2017 Credit Agreement may be used for capital allocation and other general corporate purposes of us and our subsidiaries.

Loans under the 2017 Credit Agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.25 percent or (ii) a formula based on the agent bank's prime rate, the NYFRB rate (the greater of the federal funds effective rate and the overnight bank funding rate) or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.25 percent. The 2017 Credit Agreement will terminate and all amounts owed thereunder will be due and payable in December 2018, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Subject to certain exceptions, if we were to issue debt securities or enter into a credit facility, a corresponding portion of the aggregate commitments and outstanding loans under the 2017 Credit Agreement will be terminated and be required to be paid, as applicable. The 2017 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, based on our public debt ratings.

In the first quarter of 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement, which were in addition to the outstanding balance as of December 31, 2017 of $1.0 billion. In the second quarter of 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. As of September 30, 2018, $2.0 billion was outstanding under the 2017 Credit Agreement at a weighted average interest rate of 3.25%. No remaining borrowing capacity is available under the 2017 Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, aggregating to approximately $350 million of borrowing capacity. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of September 30, 2018, no amounts were outstanding under these facilities, and therefore, approximately $350 million of borrowing capacity was available, subject to customary conditions to borrowing.

In the third quarter of 2015, we entered into a credit agreement ("2015 Credit Agreement" and collectively with the 2017 Credit Agreement, the "Credit Agreements") that provides for an unsecured $2.0 billion, 5-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of September 30, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

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

As of September 30, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at September 30, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2018, we had a total of $2.2 billion in cash withdrawals offsetting our $2.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In March 2016, as approved by management and our Luxembourg banking subsidiary's Supervisory Board and as permitted within regulations set forth by the Luxembourg Commission de Surveillance du Secteur Financier (the "CSSF"), we designated $800 million of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit to our European customers. In the fourth quarter of 2017, an additional amount of $700 million of European customer balances held in our Luxembourg banking subsidiary was approved and designated to be used to extend credit to our U.S. consumers. As of September 30, 2018, the cumulative amount designated for credit activities aggregated to $1.5 billion and represented approximately 26% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. In June 2018, superseding all prior approvals, the CSSF agreed that PayPal's management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit for European and U.S. credit activities. No additional amount has been designated for corporate usage by management under this new arrangement. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. In July 2018, we completed the transaction for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term receivable in the amount of $426 million which has been recorded at its present value of $261 million. Following the closing of this transaction, Synchrony Bank became the exclusive issuer of the PayPal credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables).

As of September 30, 2018, we continue to be rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under the Credit Agreements.

In July 2018, we completed our acquisition of Simility for approximately $107 million in cash. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally.

In September 2018, we completed our acquisition of iZettle for approximately $2.1 billion in cash (net of cash acquired of $107 million) and $22 million in equity. We acquired iZettle to expand our in-store presence and strengthen our Payments Platform to help small businesses around the world grow and thrive in an omnichannel retail environment.

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

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

During the nine months ended September 30, 2018, we repurchased approximately $1.9 billion of our common stock through open market repurchases and approximately $1.0 billion pursuant to the ASR agreement, under our stock repurchase program authorized in April 2017. As of September 30, 2018, a total of approximately $2.1 billion and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

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

Cash Flows

The following table summarizes our condensed consolidated statement of cash flows:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$4,349	$2,678
Investing activities	717	(3,623)
Financing activities	507	2,427
Effect of exchange rates on cash, cash equivalents and restricted cash	(89)	35
Net increase in cash, cash equivalents and restricted cash	$5,484	$1,517

Operating Activities

We generated cash from operating activities of $4.3 billion in the nine months ended September 30, 2018 primarily due to operating income of $1.6 billion, and the positive impact of $1.4 billion of changes in the loans and interest receivable held for sale, net. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.2 billion during the nine months ended September 30, 2018. Adjustments for non-cash expenses related to provision for transaction and loan losses were $934 million and cost basis adjustments to loans and interest receivable held for sale were $244 million during the nine months ended September 30, 2018. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $623 million, primarily related to actual cash transaction losses incurred during the period, and accounts receivable of $133 million.

We generated cash from operating activities of $2.7 billion in the nine months ended September 30, 2017 due primarily to operating income of approximately $1.3 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.1 billion during the nine months ended September 30, 2017. Adjustments for non-cash expenses related to provision for transaction and loan losses were approximately $971 million during the nine months ended September 30, 2017. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $596 million, primarily related to actual cash transaction losses incurred during the period.

In the nine months ended September 30, 2018 and 2017, cash paid for income taxes, net was $228 million and $88 million, respectively.

Investing Activities

We generated cash from investing activities of $717 million in the nine months ended September 30, 2018 due primarily to maturities and sales of investments of $15.9 billion and changes in principal loans receivable, net of $3.6 billion following the sale of our U.S. consumer credit receivables portfolio. These cash inflows were partially offset by purchases of investments of $15.6 billion, acquisitions of $2.1 billion (net of cash acquired), purchases of property and equipment of $599 million, and changes in funds receivable from customers of $427 million.

The net cash used in investing activities of $3.6 billion in the nine months ended September 30, 2017 was due primarily to purchases of investments of $14.2 billion, changes in principal loans receivable, net of $1.2 billion, acquisitions of $323 million (net of cash acquired), purchases of property and equipment of $487 million and changes in funds receivable from customers of $461 million. These cash outflows were offset by maturities and sales of investments of $13.0 billion.

Financing Activities

We generated cash from financing activities of $507 million in the nine months ended September 30, 2018 due primarily to borrowings of $2.1 billion and changes in funds payable and amounts due to customers of $2.8 billion. These cash inflows were partially offset by cash outflows from the repurchase of $2.9 billion of our common stock under our stock repurchase programs, repayments of borrowings under financing arrangements of $1.1 billion, and tax withholdings related to net share settlement of equity awards of $392 million.

We generated cash from financing activities of $2.4 billion in the nine months ended September 30, 2017 was due primarily to changes in funds payable and amounts due to customers of $2.6 billion and borrowings of $800 million, partially offset by repayment of a loan of $170 million assumed in connection with the acquisition of Swift, the repurchase of $706 million of our common stock under our January 2016 stock repurchase program and tax withholdings related to net share settlement of equity awards of $140 million.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. See "Non-GAAP Financial Information" above for information on how we compute free cash flow and a reconciliation to the most directly comparable GAAP financial measure. We define free cash flow as cash flows from operating activities less purchases of property and equipment.

We had free cash flow of $3.8 billion in the nine months ended September 30, 2018, representing an increase of $1.6 billion from the same period of the prior year. The increase in free cash flow during the period was due to an increase in cash generated from operating activities of $1.7 billion, which was primarily impacted by changes in the loans and interest receivable held for sale, net, due to the completion of sale of that portfolio and higher purchases of property and equipment of $112 million, as compared to the same period of the prior year.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

During the nine months ended September 30, 2018, we had a negative effect of currency exchange rates on cash, cash equivalents and restricted cash of $89 million, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar. During the nine months ended September 30, 2017 we had a positive effect of currency exchange rates on cash, cash equivalents and restricted cash of $35 million, due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2018 and December 31, 2017, approximately 79% and 39% of our total cash, cash equivalents and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheet as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and U.S. and foreign government and agency securities and corporate debt securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

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

Borrowings under the 2017 Credit Agreement and 2015 Credit Agreement, if any, bear interest at floating rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2018, we had $2.0 billion of borrowings outstanding under the 2017 Credit Agreement at a weighted average interest rate of 3.25%. No remaining borrowing capacity is available under the 2017 Credit Agreement. As of September 30, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement or uncommitted facilities.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at September 30, 2018 and December 31, 2017.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2018 and December 31, 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $551 million and $536 million lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2018 and December 31, 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $551 million and $536 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $219 million and $243 million at September 30, 2018 and December 31, 2017, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of September 30, 2018 would have positively impacted income before income taxes by approximately $202 million, resulting in a net negative impact of approximately $17 million. Foreign currency exchange contracts in place as of December 31, 2017 would have positively impacted income before income taxes by approximately $211 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Investment Risk

As of September 30, 2018 and December 31, 2017, our equity investments totaled $192 million and $88 million, respectively, which represented approximately 2% and 1% of our total cash and investment portfolio as of those dates, respectively, and were primarily related to minority equity interests in companies that are not publicly traded. We did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested and other publicly available data.

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

Our systems and those of our service providers and partners may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions to our systems due to break-ins, sabotage, and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and expect to continue to experience system failures, denial of service attacks, and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses. Those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Our business is subject to cyberattacks and security and privacy breaches.”

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

For additional discussion of how government regulation impacts key aspects of our business, please see Item 1 “Business—Government Regulation” in our 2017 Form 10-K. In addition, some of the risks relating to government regulation and oversight of our business are discussed in Item 1A “Risk Factors” in our 2017 Form 10-K under a risk factor captioned “Our business is subject to extensive government regulation and oversight, as well as extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations.” The information appearing below under the captions “Payments Regulation,” “Privacy and Protection of User Data” and "Anti-Money Laundering and Counter-Terrorist Financing" supplements and supersedes the information appearing in the same captions in that risk factor in our 2017 Form 10-K but it does not supersede any of the other information in that risk factor. Accordingly, for additional information regarding some of the risks resulting from government regulation and oversight of our business, please also see the information under the other captions in that risk factor in our 2017 Form 10-K.

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

We provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations can be subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, including the EU Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 with the majority of its requirements becoming effective as of January 13, 2018. However, a number of EU member states have not yet implemented PSD2 into domestic legislation, including the home member state of PayPal (Europe), Luxembourg, and accordingly, there remains uncertainty as to the final requirements on PayPal (Europe). The implementation of the PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider is able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely affect PayPal’s customer value proposition and its European business.

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

In certain other markets outside the U.S., we are locally regulated and hold payments licenses. For example, in Hong Kong, we serve our customers through a Hong Kong subsidiary, which is licensed by the Hong Kong Monetary Authority as an issuer of stored value facility (“SVF Licensee”). In Russia, we serve our customers through a Russian subsidiary, which operates under a license of the Central Bank of Russia as a non-credit banking institution. In such markets, we could be subject to significant fines or other enforcement action if we violate the reporting, anti-money laundering, capital requirements, privacy, corporate governance, risk management, float management, or any other requirements imposed on license holders.

In many of the other markets in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and designated as a holder of a stored value facility, but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payment services provider, bank, financial institution or otherwise.

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

In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR has required us to change our business practices and increased the costs and complexity of compliance.

PayPal also faces additional potential challenges from local data protection authorities (“DPAs”). Because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which the Luxembourg National Commission for Data Protection has been our lead data protection regulator in the EU. However, a 2015 European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and may conflict with, Luxembourg privacy laws.

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

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, for total consideration of $6.9 billion. The purchase price is subject to a post-closing true-up and certain other adjustments under the terms of the purchase agreement. As a part of a separate agreement, PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables and we will not hold an ownership interest in newly generated consumer credit receivables. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on Synchrony Bank subjects us to risks in the nature of those discussed in this “Risk Factors” section under the caption “We rely on third parties in many aspects of our business, which creates additional risk.”
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
We offer the PayPal Credit consumer product and the PayPal Working Capital and other business loan products to a wide range of consumers and merchants in various markets, and the financial success of these products depends on the effective management of related risk. The credit decisioning process for the PayPal Credit consumer product uses proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchasing and payment history with PayPal as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who wish to use our business loan products to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to factors such as inaccurate assumptions, including assumptions related to the particular consumer or merchant, market conditions, economic environment or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment and other factors. Our international expansion of our credit product offerings also exposes us to additional risks, including those discussed in the risk factor in our 2017 Form 10-K captioned “Our international operations are subject to increased risks, which could harm our business."

Like other businesses with significant exposure to losses from merchant credit, we face the risk that account holders will default on their payment obligations, creating the risk of potential charge-offs. We face similar risks with respect to consumer credit losses through the profit sharing relationship with Synchrony Bank. The non-payment rate among account holders may increase due to, among other things, changes to underwriting standards, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.
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

War, terrorism, geopolitical uncertainties, trade restrictions and barriers, public health issues, natural disasters and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and events beyond our control such as other industrial accidents, terrorist attacks and other hostile acts, labor disputes and public health issues. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, which could have a material adverse impact on our business, financial condition and results of operations.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries or requests, and other proceedings alleging violations of laws, rules and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, those matters described in Note 13—"Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our condensed consolidated financial statements, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries have increased as our business has expanded in scale, scope and geographic reach, and our products and services have increased in complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to Internet and mobile commerce, data protection, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations.

The scope, outcome and impact of claims, lawsuits, government investigations, disputes and proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such matters can have an adverse impact, which may be material, on our business, results of operations or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors. Determining reserves for our pending litigation and regulatory proceedings is a complex, fact-intensive process that involves a high degree of judgment. Resolving one or more of such legal and regulatory proceedings or other matters could potentially require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially and adversely affect our business, results of operations or financial condition. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders that prevent us from offering certain products or services, require us to change our business practices in costly ways or develop non-infringing or otherwise altered products or technologies. Any of these consequences could materially and adversely affect our business, results of operations and financial condition.

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

A number of U.S. states, the U.S. federal government and foreign countries have implemented or are in the process of implementing reporting or record-keeping obligations on companies that engage in or facilitate ecommerce to improve tax compliance. Additionally, a number of jurisdictions are reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We have modified our systems to meet known requirements and expect further modifications will be required to comply with future requirements, which may negatively impact our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business. In addition, in June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. that states may collect Internet sales tax on online purchases made outside of the state, which could adversely affect some of our merchants and indirectly harm our business.

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

We completed our acquisition of iZettle AB (publ) ("iZettle") on September 20, 2018. Prior to the closing of the acquisition, the UK Competition and Markets Authority ("CMA") initiated a review of the transaction. PayPal is working cooperatively with the CMA and has agreed to hold PayPal and iZettle brands and operations separate as agreed with the CMA, pending completion of the CMA’s review. Our ability to successfully and timely integrate iZettle’s business and operations with ours and realize the potential synergies and anticipated benefits from the acquisition is subject to the timing and possible outcome of the CMA’s review.

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

We rely on third parties in many aspects of our business, which creates additional risk.
We rely on third parties in many aspects of our business, including the following:

•	networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	unaffiliated third-party lenders to originate loans in the U.S. for PayPal Credit and PayPal Mastercard consumer credit products, PayPal Working Capital and other business loan products;

•	third parties that provide loan servicing and customer statements processing;

•	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

Because we rely on third parties to provide certain of our services and to facilitate certain of our business activities, we face increased operational risk. These third parties may be subject to financial, legal, regulatory, labor or other issues, such as service terminations, disruptions or interruptions, that impose additional costs or requirements on us, or prevent them from providing services to us or our customers, which could hard our business. Moreover, these third parties are themselves subject to the risks discussed earlier in this "Risk Factors" section under the caption "Our business is subject to cyberattacks and security and privacy breaches." In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services. There can be no assurance that third parties who provide services directly to us or our customers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our customers on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner, and on acceptable terms or at all. If third parties we rely on do not adequately or appropriately provide their services or perform their responsibilities, we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

There are risks associated with certain agreements that we entered into with eBay at the separation.

In connection with the separation, we entered into a separation and distribution agreement with eBay as well as various other agreements, including an operating agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and the intellectual property matters agreement determine the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include associated indemnification obligations. The operating agreement, the data sharing addendum and the product development agreement establish certain commercial relationships between eBay and us related to payment processing, credit and data sharing. Disputes between eBay and us have arisen and others may arise in the future; an adverse outcome in such matters could materially and adversely impact our business, results of operations and financial condition. If either we or eBay is unable to satisfy its performance, payment or indemnification obligations under these agreements, we could incur operational difficulties or losses or be required to make substantial indemnification or other payments to eBay, which could harm our business.

Our relationship with eBay is governed in part by an operating agreement entered into at separation in July 2015, with a term that expires in July 2020. This operating agreement defines a number of important elements of our commercial relationship with eBay, as well as certain obligations and limitations that limit PayPal’s provision of services to certain competitive platform operators of eBay (as specified in the operating agreement). eBay remains a significant source of our revenues and operating income. If our operating agreement with eBay expires or is terminated prior to its expiration, or if there is a significant change in our relationship with eBay, including if eBay becomes a merchant of record, eliminates or modifies any of its risk management or customer protection programs, directs transactions to a different provider of payment services or offers eBay customers alternative payment options, it could lead to customer dissatisfaction, reputational damage, and other adverse consequences, and our business, financial condition and results of operations could be materially harmed.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

On September 20, 2018, in connection with the closing of the acquisition of iZettle AB (publ) ("iZettle"), the Company issued 742,335 shares of restricted common stock to certain former holders of iZettle equity securities (the "iZettle Securityholders") in exchange for cash and certain iZettle shares and warrants to acquire iZettle shares, with an aggregate value of approximately $67 million. The shares of restricted stock issued to the iZettle Securityholders are subject to vesting for periods up to three years and are subject to repurchase or forfeiture in certain circumstances. The shares of restricted stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon one or more of the following exemptions: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and/or Regulation S promulgated under the Securities Act.

Repurchases of Equity Securities

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. However, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. Moreover, we may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our stock repurchase programs during the three months ended September 30, 2018 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Additional authorization of $10 billion under July 2018 stock repurchase program	—	$—	—	12,674
Period ended July 31, 2018	0.7	$83.67	0.7	12,613
Period ended August 31, 2018	4.0	$86.63	4.0	12,272
Period ended September 30, 2018	2.2	$90.10	2.2	12,074
Balance as of September 30, 2018	6.9		6.9	$12,074
(1) Average price paid per share for open market purchases includes broker commissions.

No activity has occurred under the July 2018 stock repurchase program.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report.

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	October 23, 2018
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	October 23, 2018
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	October 23, 2018