Form 10-K
period 2018-12-31
PayPal Holdings, Inc.
filed 2019-02-07
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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
Yes [x]    No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  [ ]    No  [x]
As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $98.5 billion based on the closing sale price as reported on the NASDAQ Global Select Market.
As of January 31, 2019, there were 1,173,209,367 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Presentation of Information
On July 17, 2015, PayPal Holdings, Inc. (“PayPal Holdings”) became an independent publicly traded company through the pro rata distribution by eBay (defined below) of 100% of the outstanding common stock of PayPal Holdings to eBay’s stockholders (which we refer to as the “separation” or the “distribution”). For additional information, see “Business—Separation from eBay Inc.” To accomplish this separation, in January 2015, eBay incorporated PayPal Holdings, Inc., which ultimately became the parent of PayPal, Inc. and holds directly or indirectly all of the assets and liabilities associated with PayPal, Inc. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to our separation from eBay, the consolidated entities of the payments business of eBay, including PayPal, Inc. and certain other assets and liabilities that were historically held at the eBay corporate level, but were specifically identifiable and attributable to the payments business, and references to our “Payments Platform” mean our combined payment solution capabilities, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products.
References in this Annual Report on Form 10-K to “eBay” refer to eBay Inc., a Delaware corporation, and its consolidated subsidiaries, which prior to the separation and distribution, but not after such date, included the business and operations of PayPal.
Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, Braintree, Venmo, Xoom and iZettle, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K is, to PayPal’s knowledge, owned by such other company.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions, such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this report in conjunction with the audited consolidated financial statements and the related notes that appear elsewhere in this report.

ITEM 1. BUSINESS

Overview

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom and iZettle products, compose our proprietary Payments Platform.

PayPal’s service enables our customers to send and receive payments. We operate a two-sided network where both merchants and consumers have PayPal accounts with stored balance functionality. Since PayPal serves as a proprietary payment method that is accepted by merchants, we are more than a connection to third-party payment networks. Our service enables the completion of payments on our Payments Platform on behalf of our customers. We offer our customers the flexibility to use their accounts to purchase and receive payment for goods and services, as well as to transfer and withdraw funds. We enable consumers to exchange funds more safely with merchants using a variety of funding sources, which may include a bank account, a PayPal account balance, a PayPal Credit account, a credit or debit card, or other stored value products such as coupons and gift cards. Our PayPal, Venmo and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds. We help merchants connect with their customers and manage risk. We enable consumers to engage in cross-border shopping and merchants to extend their global reach while reducing the complexity and friction involved in enabling overseas and cross-border trade.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services that are typically based on the volume of activity processed on our Payments Platform. Generally, we do not charge consumers to fund or draw from their accounts; however, we generate revenue from consumers on fees charged for foreign currency exchange. We also earn revenue by providing other value added services which comprise revenue earned through partnerships, our PayPal Credit products, subscription fees, gateway services, and other services that we provide to our merchants and consumers. Our gateway services, which include our Payflow Gateway services and Braintree Gateway services, provide the technology that links a merchant’s website to its processing network and merchant account and enables merchants to accept payments online with credit or debit cards.

Strategy

Our ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate and bring new products and services that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•
Growing our core business: through expanding our global capabilities, customer base and scale, increasing our customers' use of our products and services by better addressing their everyday needs related to accessing, managing and moving money, and expanding the adoption of our solutions by new merchants and consumers;

•
Expanding our value proposition for customers: by focusing on trust and simplicity, providing risk management and insights from our two-sided Payments Platform, and being technology and platform agnostic;

•
Extending through strategic partnerships: by building new strategic partnerships to provide better experiences for our customers, offering greater choice and flexibility, acquiring new customers, and reinforcing our role in the ecosystem; and

•	Seeking new areas of growth: organically and through acquisitions in our existing and new international markets around the world and focusing on innovation both in the digital and physical world.

Key Performance Metrics

2018 Key Performance Metrics

Expanding Our Base:
Active Accounts of **267 Million** — **Up 17%** from 2017

Driving Customer Engagement:
9.9 Billion Payment Transactions — **Up 27%** from 2017

Gaining Share:
$578 Billion in Total Payment Volume — **Up 27%** from 2017

We measure the relevance of our products and services to our customers, and therefore the success of our business, through active accounts, payment transactions, and payment volume:

Active Accounts: An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal's Payments Platform through such third party's login credentials. As of December 31, 2018, we had approximately 267 million active accounts across more than 200 markets. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our services. A country, territory, or protectorate is identified by a distinct set of laws and regulations.

Number of Payment Transactions: Number of payment transactions is the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

Total Payment Volume (“TPV”): TPV is the value of payments, net of reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

Our Strengths

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•
Two-sided Platform—our platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into customer behavior through our data. Our platform provides for simple digital and mobile transactions while being both technology and platform agnostic.

•
Scale—our global scale allows us to drive organic growth. As of December 31, 2018, we had 267 million active accounts, which included 21 million active merchant accounts. In 2018, we processed $578 billion of TPV in more than 200 markets around the world.

•	Brands—we have built well-recognized and trusted brands. Our marketing efforts play an important role in building brand visibility, usage, and overall preference among customers.

•
Risk Management—our risk management system and tokenization usage are designed to help keep our customers safe and to help ensure we process legitimate transactions around the world, while identifying and reducing illegal, high-risk, or fraudulent transactions.

•	Regulatory—we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and support business growth.

Technology

Our Payments Platform utilizes a combination of proprietary and third-party technologies and services to efficiently and securely facilitate transactions between millions of merchants and consumers worldwide across different channels, markets and networks. Our Payments Platform connects with financial service providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our Payments Platform can send payments in more than 200 markets across the globe and in more than 100 currencies, withdraw funds to their bank accounts in 56 currencies and hold balances in their PayPal accounts in 25 currencies.

A transaction on our Payments Platform can involve multiple participants in addition to us, including a merchant, a consumer, and the consumer’s funding source provider. We have developed intuitive user interfaces, customer tools, and transaction completion database and network applications on our Payments Platform that help our customers utilize our suite of products and services. Our Payments Platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust applications to our global ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ financial information.

The technology infrastructure supporting our Payments Platform simplifies the storage and processing of large amounts of data and facilitates the deployment and operation of large-scale global products and services. Our technology infrastructure is designed around industry-standard architectures intended to reduce downtime in the event of outages or catastrophic occurrences. Our Payments Platform incorporates multiple layers of protection for continuity and system redundancy purposes and to help address cybersecurity challenges. We have a comprehensive cybersecurity program designed to protect our technology infrastructure and Payments Platform against these challenges, including regularly testing our systems to address potential vulnerabilities. We strive to continually improve our technology infrastructure and Payments Platform to enhance the customer experience and to increase efficiency, scalability, and security.

Merchant and Consumer Payment Solutions

Our combined payment solution capabilities offer our merchants and consumers a broad range of products and services, enabling our merchants to securely and simply receive payments from their customers while allowing our consumers to make seamless transactions across different markets and networks.

We partner with our merchants to help grow and expand their businesses by improving sales conversion; providing global reach, offering alternative payment methods; reducing losses through proprietary protection programs, providing fraud prevention and risk management solutions; and leveraging data analytics. We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services. Merchants can onboard quickly with PayPal and are generally not required to invest in new or specialized hardware. We do not charge merchants setup or recurring fees for our standard service. We offer access to credit products for certain small and medium-sized merchants through our PayPal Working Capital and PayPal Business Loan products, which we collectively refer to as our business financing offerings. Our PayPal Working Capital product allows businesses to borrow a certain percentage of their annual payment volume processed by PayPal for a fixed fee. Our PayPal Business Loan product provides businesses with short-term financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. We believe that our business financing offerings allow us to deepen our engagement with our existing small and medium-sized business merchants and expand services to new merchants by providing access to capital that may not be available effectively or efficiently from traditional banks or other lending providers.

PayPal is a popular form of payment for mobile commerce, and our business has grown with the increased adoption of mobile devices. We believe our Braintree products strengthen our position in mobile payments and extend our coverage to a new class of retailers and service providers that offer their services primarily through mobile applications. Through a single Braintree integration, a merchant can begin accepting payments with credit or debit cards, PayPal, PayPal Credit, Google Pay, Apple Pay, Samsung Pay, and other payment solutions. We also offer gateway services, including our Payflow Gateway services and Braintree Gateway services, which enable merchants to accept payments online with credit or debit cards. Our gateway services provide the payment gateway technology that links a merchant’s website to its processing network and enable merchants to accept payments online with credit and debit cards.

We believe that our recent acquisition of iZettle in September 2018 will enable us to further expand our in-store presence and strengthen our Payments Platform to help small businesses around the world grow and thrive in an omnichannel retail environment. iZettle offers a card acceptance service that enables small businesses to take credit and debit card payments, as well as a software solution to record, manage and analyze sales. iZettle provides in-store capabilities in eleven countries, as well as near-term, in-store expansion opportunities into other existing PayPal markets.

We focus on providing affordable consumer products intended to democratize the management and movement of money. We generate revenue from consumers on fees charged for foreign currency exchange and on interest and fees from our PayPal Credit product. We offer our PayPal Credit product to consumers as a potential funding source at checkout. Once a consumer is approved for credit, PayPal Credit is made available as a funding source in his or her account. We believe that our consumer credit products allow us to increase engagement with consumers and merchants on our two-sided network and differentiate ourselves from other payment processors by helping merchants drive incremental sales through products like PayPal Credit. We are responsible for servicing functions related to all of our credit products. In the U.S., credit originating from our PayPal Working Capital and PayPal Business Loan products is currently extended through third-party financial institutions from whom we purchase the related receivables. For our consumer and merchant credit products outside the U.S., we extend credit through certain international PayPal subsidiaries.

During the fourth quarter of 2017, we expanded our strategic consumer credit relationship with Synchrony Financial and agreed to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Following the closing of this transaction in July 2018, Synchrony Bank became the exclusive issuer of the U.S. PayPal branded consumer credit program and we no longer hold an ownership interest in receivables generated through the program.

We offer consumers person-to-person (“P2P”) payment solutions through our PayPal, Venmo and Xoom products. PayPal continues to be a key driver of our total P2P volumes, enabling both domestic and international P2P transfers across our Payments Platform. Our Venmo app in the U.S. is a leading mobile application used to move money between our customers and to make purchases at approved merchants. Xoom is an international money transfer service that enables our customers to send money to, pay bills for, and send prepaid mobile phone reloads to people around the world in a secure, fast, and cost-effective way, using a mobile device or personal computer. P2P is a significant customer acquisition channel that facilitates organic growth by enabling potential PayPal users to establish active accounts with us at the time they make or receive a P2P payment.

Protecting Merchants and Consumers

Protecting merchants and consumers on our Payments Platform from financial and fraud loss is imperative to successfully competing in the payments industry and sustainably growing our business. Fraudulent activities, such as account takeover, identity theft, and counterparty malicious activities, represent a significant risk to merchants and consumers, as well as their payment partners. We provide merchants and consumers with protection programs on most purchase transactions completed on our Payments Platform, excluding gateway-exclusive transactions or situations where our customer agreements specifically do not provide for protections. We believe that these programs, which protect both merchants and consumers from financial and fraud loss due primarily to fraud and counterparty non-performance, are generally much broader than similar protections provided by other participants in the payments industry. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that the merchants would not incur if they used our payments services. We also provide consumer protection against losses on qualifying purchases and accept claims for review up to 180 days post-transaction. We believe that this protection is generally consistent with, or better than, that offered by other payments providers. These programs are designed to promote confidence on both the part of consumers (i.e., when using our Payment Platform, they will only be required to pay if they receive their purchased item or service in the condition significantly as described) and merchants (i.e., they will receive payment for the product they deliver to the customer).

Our ability to protect both consumers and merchants is based largely on our proprietary, end-to-end Payments Platform and our ability to leverage the data from both sides of transactions on our two-sided network (i.e., from buyers and sellers, and from senders and receivers of payments). We believe mobile devices will continue to play a significant and increasing role in commerce, including by creating the opportunities to make our ecosystem safer. For example, PayPal is able to use location data from mobile devices and growing protection for the mobile operating environment to reduce financial and fraud risk to merchants and consumers. Our ongoing investment in systems and processes, designed to enhance the safety and security of our products, reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

Competition

The global payments industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, have a dominant and secure position, or offer other products and services to consumers and merchants that we do not offer, as well as smaller companies that may be able to respond more quickly in the face of regulatory and technological changes. We compete against all forms of payments, including credit and debit cards; automated clearing house and bank transfers; other online payment services; mobile payments; and offline payment methods, including cash and check.

We compete primarily on the basis of the following:

•	ability to attract, retain, and engage both merchants and consumers with our two-sided platform;

•	ability to demonstrate to merchants that they may achieve incremental sales by using and offering our services to consumers;

•
consumer confidence in the safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or any other party they are paying;

•	simplicity and transparency of our fee structure;

•	ability to develop products and services across multiple commerce channels, including mobile payments, credit products, and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service experience;

•	brand recognition and preference;

•	website, mobile platform and application onboarding, ease-of-use, speed, availability, and dependability;

•	the technology and payment agnostic nature of our Payments Platform;

•	system reliability and data security;

•	ability to assist merchants in complying with payments-related laws and regulations ;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools, such as our application programming interfaces and software development kits.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “We face substantial and increasingly intense competition worldwide in the global payments industry” for further discussion of the potential impact of competition on our business.

Research and Development

Total research and development expense was $1.1 billion, $953 million and $834 million in 2018, 2017 and 2016, respectively.

Intellectual Property

The protection of our intellectual property, including our trademarks (particularly those covering the PayPal name), patents, copyrights, domain names, trade dress, and trade secrets is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We have routinely entered into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, to control use, access to, and limit disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Additionally, we have filed patent applications in the U.S. and in international jurisdictions covering certain aspects of our proprietary technology and new innovations. We have registered our core brands as domain names and as trademarks in the U.S. and a large number of other jurisdictions. We also have in place an active program to continue to secure and enforce trademarks and domain names that corresponds to our brands in markets of interest.

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

Government Regulation

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including how such laws and regulations are interpreted and implemented, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets we operate.

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. holds licenses to operate as a money transmitter (or its equivalent), which, among other things, subjects PayPal, Inc. to reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state regulatory agencies. Outside the U.S., we provide similar services customized for various countries and foreign jurisdictions through our foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the Australian Securities and Investment Commission, the Monetary Authority of Singapore, the Reserve Bank of India, and the Central Bank of Russia have asserted jurisdiction over some or all of our activities in their respective jurisdictions. This list is not exhaustive, and there are numerous other regulatory agencies that have or may assert jurisdiction over our activities. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Banking Agency Supervision. We serve our customers in the European Union (“EU”) through PayPal (Europe) S.à.r.l. et Cie, SCA, a wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg by the CSSF. Consequently, we must comply with rules and regulations of the European banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We also are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by these financial institutions’ regulators.

Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (the “CFPB”) has significant authority to regulate consumer financial products in the U.S., including consumer credit, deposit, payment, and similar products. As a large market participant of remittance transfers, the CFPB has direct supervisory authority over our business. The CFPB and other similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Anti-Money Laundering and Counter-Terrorist Financing. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Our AML program is designed to prevent our payment network from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in other countries. Our AML and sanctions compliance programs, overseen by our AML/Bank Secrecy Act Officer, is composed of policies, procedures and internal controls, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

Interchange Fees. Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the EU, the Multilateral Interchange Fee (“MIF”) Regulation caps credit and debit interchange fees for card payments and provides for business rules to be complied with by any company dealing with card transactions, including PayPal. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

Data Protection and Information Security. Aspects of our operations or business are subject to privacy and data protection regulation in the U.S., the EU, Asia Pacific, and elsewhere. For example, the EU adopted a comprehensive General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, as supplemented by any national laws (such as in the U.K., the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board,and expanded the scope of the EU data protection law to foreign companies processing personal data of European Economic Area (“EEA”) individuals, imposed a stricter data protection compliance regime, and included new data subject rights (e.g., the right to erasure, commonly known as the “right to be forgotten”). In the U.S., we are subject to privacy information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program and in Europe, the operations of our Luxembourg bank are subject to confidentiality and information safeguarding requirements under the Luxembourg Banking Act, among other laws. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection that may contain additional privacy and data protection obligations than exist today. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe and elsewhere are often uncertain and in a state of flux.

Anti-Corruption. PayPal is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar anti-corruption laws in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving, accepting, or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.

Additional Regulatory Developments. Various regulatory agencies continue to examine a wide variety of issues, including virtual currencies, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity, and marketing that may impact PayPal's business.

For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of consumer privacy, data use, and/or security in “Item 1A. Risk Factors” under the caption “Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2018, 2017 or 2016 accounted for more than 30% of annual net revenue.

Employees

As of December 31, 2018, we employed approximately 21,800 people globally, of whom approximately 11,500 were located in the U.S. We consider our relationship with our employees to be good.

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

Available Information

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at http://investor.paypal-corp.com. From time to time, we may use our investor relations site and other online and social media channels, including our PayPal Stories Blog (https://www.paypal.com/stories/us), Twitter handles (@PayPal and @PayPalNews), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/), YouTube channel (https://www.youtube.com/paypal), Dan Schulman's LinkedIn profile (https://www.linkedin.com/in/dan-schulman/), John Rainey's LinkedIn profile (www.linkedin.com/in/john-rainey-pypl), Bill Ready's LinkedIn profile (https://www.linkedin.com/in/williamready/), and Dan Schulman's Facebook page (https://www.facebook.com/DanSchulmanPayPal/) to disclose material non-public information and comply with our disclosure obligations under Regulation Fair Disclosure. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The content of our websites and information we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The following discussion is divided into three sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may adversely affect our business, results of operations and financial condition. The second section, captioned “Risks Related to Our Separation from eBay” discusses some of the risks relating to our separation from eBay in July 2015 into an independent publicly traded company. The third section, captioned “Risks Related to Our Common Stock,” discusses some of the risks relating to an investment in our Common Stock. You should carefully review all of these sections in addition to the other information appearing in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, for important information regarding risks and uncertainties that affect us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risk Factors That May Affect Our Business, Results of Operations, and Financial Condition

We face substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny. We compete against a wide range of businesses, including businesses that are larger than we are, have a more dominant and secure position, or offer other products and services to consumers and merchants that we do not offer, as well as smaller companies that may be able to respond more quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition may also intensify as businesses enter into business combinations and alliances, and established companies in other segments expand to become competitive with different aspects of our business.

We compete primarily on the basis of the following:

•	ability to attract, retain, and engage both merchants and consumers with our two-sided platform;

•	ability to demonstrate to merchants that they may achieve incremental sales by using and offering our services to consumers;

•
consumer confidence in the safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or any other party they are paying;

•	simplicity and transparency of our fee structure;

•	ability to develop products and services across multiple commerce channels, including mobile payments, credit products, and payments at the retail point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service experience;

•	brand recognition and preference;

•	website, mobile platform and application onboarding, ease-of-use, speed, availability, and dependability;

•	the technology and payment agnostic nature of our Payments Platform;

•	system reliability and data security;

•	ability to assist merchants in complying with payments-related laws and regulations ;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools, such as our application programming interfaces and software development kits.

We compete against a wide range of businesses with varying roles in all forms of payments, including:

•	paper-based transactions (principally cash and checks);

•	providers of traditional payment methods, particularly credit and debit cards and Automated Clearing House transactions (in particular, well-established banks);

•	payment networks which facilitate payments for credit card users;

•
providers of “digital wallets” which offer customers the ability to pay online and/or in-store through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment cards;

•
providers of mobile payments solutions that use tokenized card data approaches and contactless payments (e.g., near field communication (“NFC”) or host card emulation functionality) to eliminate the need to swipe or insert a card or enter a personal identification number or password;

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

We often partner with many of these businesses and we consider the ability to continue establishing these partnerships as important to our business. Competition for relationships with these partners is intense and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships.

We also face competition and potential competition from:

•	service providers that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit;

•	issuers of stored value products targeted at online payments;

•	other global online and mobile payment-services providers;

•	services targeting users of social networks and online gaming, including those offering social commerce and peer-to-peer payments;

•	payment services enabling banking customers to send and receive payments through their bank account, including through immediate or real-time payments systems;

•	ecommerce services that provide special offers linked to a specific payment provider;

•	services that help merchants accept and manage virtual currencies; and

•	electronic funds transfer services as a method of payment for both online and offline transactions.

Some of these competitors have larger customer bases, volume, scale, resources, and market share than we do, which may provide them significant competitive advantages. Some of our competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements. They may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative programs, products, and services that adversely impact our growth.

If we are not able to differentiate our products and services from those of our competitors, drive value for our customers, or effectively align our resources with our goals and objectives, we may not be able to compete effectively in the market.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter, which may result in significant fluctuations in our operating results that could adversely affect our business, financial condition, results of operations, and cash flows, as well as the trading price of our common stock.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter. As a result, our operating and financial results have varied on a quarterly basis during our operating history, and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast accurately the level or source of our revenues or earnings. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock may decline significantly as a result of the factors described in this paragraph.

Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic events and conditions may result in consumers and businesses postponing or lowering spending in response to, among other factors:

•	tighter credit,

•	higher unemployment,

•	consumer debt levels or reduced consumer confidence.

•	financial market volatility,

•	fluctuations in foreign currency exchange rates and interest rates,

•	changes and uncertainties related to government fiscal and tax policies, including increased duties, tariffs, or other restrictions,

•	the inability of the U.S. Congress to enact a budget in a fiscal year, another sequestration, and/or another shutdown of the U.S. government,

•	government austerity programs, and

•	other negative financial news or macroeconomic developments.

These and other global and regional economic events and conditions, including Brexit, could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our Payments Platform. In addition, any financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility or distress in the fixed income, credit, currency, and equity markets, which could have a material adverse impact on our business. See also the risk factor captioned, “The United Kingdom's departure from the EU could adversely affect us.”

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including developments in payment card tokenization, cryptocurrencies, mobile, social commerce (i.e., ecommerce through social networks), authentication, virtual currencies (including distributed ledger and blockchain technologies), and NFC and other proximity payment technology, such as contactless payments. As a result, we expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products.  In addition, we may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

Our business involves the collection, storage, processing, and transmission of customers’ personal data, including financial information and information about how they interact with our Payments Platform. In addition, a significant number of our customers authorize us to bill their payment cards or bank accounts directly for all transaction and other fees charged by us. We have built our reputation on the premise that our Payments Platform offers customers a more secure way to make payments. An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

The techniques used to obtain unauthorized, improper, or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities or those of our customers, partners, or vendors, or attempting to fraudulently induce (for example, through spear phishing attacks) our employees, customers, partners, vendors, or other users of our systems into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, phishing and social engineering schemes, could compromise the confidentiality, availability, and integrity of the data in our systems. We believe that PayPal is a particularly attractive target for such breaches and attacks due to our name and brand recognition and the widespread adoption and use of our products and services. Although we have developed systems and processes designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures provide absolute security.

Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of our security could, among other things:

•	interrupt our operations,

•	result in our systems or services being unavailable,

•	result in improper disclosure of data,

•	materially harm our reputation and brands,

•	result in significant regulatory scrutiny and legal and financial exposure,

•	cause us to incur significant remediation costs,

•	lead to loss of customer confidence in, or decreased use of, our products and services,

•	divert the attention of management from the operation of our business,

•	result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to them or claims by them, and

•	adversely affect our business and results of operations.

In addition, any cyberattacks or data security breaches affecting companies that we acquire or our customers, partners, or vendors (including data center and cloud computing providers) could have similar negative effects. See Note 4—“Business Combinations,” Note 5—“Goodwill and Intangible Assets” and Note 13—“Commitments and Contingencies” to our consolidated financial statements for disclosure relating to the suspension of operations of TIO Networks (“TIO”) (which we acquired in July 2017) as part of an investigation of security vulnerability of the TIO platform. Actual or perceived vulnerabilities or data breaches have led and may lead to claims against us.

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We also expect to expend significant additional resources to protect against security or privacy breaches, and may be required to redress problems caused by breaches. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business. While we maintain insurance policies, they may not be adequate to reimburse us for losses caused by security breaches.

Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.

Our systems and those of our services providers and partners may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems due to break-ins, sabotage, and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and expect to continue to experience system failures, denial-of-service attacks, and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, results of operation, and financial condition.”

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

We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction and damage to our reputation and brands, and materially and adversely affect our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, and time-consuming. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations, and financial condition.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

We rely on banks or other payment processors to process transactions and pay fees for their services. From time to time, payment card networks have increased, and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks. Payment card networks have imposed, and may impose in the future, special fees or assessments for transactions that are executed through a “digital wallet” such as PayPal’s, which could particularly impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing, which could increase our operating costs and reduce our operating income. We have entered into strategic partnerships with Visa and Mastercard and other credit card networks to further expand our relationships in a way that will make it easier for merchants to accept and consumers to choose to pay with their respective credit and debit cards. During the terms of these agreements, Visa and Mastercard have each agreed to not enact or impose any fees or rules that solely target PayPal. Upon termination of the agreements, PayPal could become subject to special digital wallet fees or other special assessments.

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

We are required to comply with payment card network operating rules, including special operating rules for payment service providers to merchants. We have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules and have alleged from time to time that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their payment card to be charged. If we are unable to accept payment cards or are limited in our ability to do so, our business would be adversely affected.

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

Our operations process a significant volume and dollar value of transactions on a daily basis. In the event that merchants do not fulfill their obligations to consumers or a merchant's goods or services do not match the merchant’s description, we may incur substantial losses as a result of claims from consumers. We seek to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. In addition, in the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods, and subscriptions), we could be liable to the buyers of such goods or services, either through our buyer protection program or through chargebacks on payment cards used by customers to fund their payment. While we have established allowances for transaction losses based on assumptions and estimates that we believe are reasonable to cover such losses incurred as of the reporting date, these reserves may be insufficient.

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

We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our financial results.

We have significant operations internationally that are denominated in foreign currencies, including the British Pound, Euro, Australian Dollar, and Canadian Dollar, which subject us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. In connection with providing our services in multiple currencies, we may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set them. Given that we also hold some corporate and customer funds in non-U.S. currencies, our financial results are affected by the remeasurement of these non-U.S. currencies into U.S. dollars. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. While we regularly enter into transactions to hedge foreign currency risk for portions of our foreign currency translation and balance sheet exposure, it is impossible to predict or eliminate the effects of this exposure.

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

Cross-border trade is subject to, and may be negatively impacted by, foreign exchange rate fluctuations. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade could impose additional requirements and restrictions, impose conflicting obligations, and increase the costs associated with cross-border trade. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could negatively impact our revenues and profits and harm our business. See also the risk factor captioned, “Global and regional economic conditions could harm our business.”

Changes in how consumers fund their PayPal transactions could harm our business.

We pay transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, and nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, or from an existing PayPal account balance or through our PayPal branded consumer credit products. Our financial success is sensitive to changes in the rate at which our consumers fund payments using credit and debit cards (collectively, “payment cards”), which can significantly increase our costs. Although we provide consumers with the opportunity to use their existing PayPal account balance to fund payment transactions, some of our consumers may prefer to use payment cards, especially if these payment cards offer features and benefits that are not provided as part of their PayPal accounts. An increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions with lower-cost funding options, could materially and adversely affect our financial performance and significantly harm our business.

We have entered into strategic partnerships with major payment card networks and/or issuing banks to promote greater consumer choice and make it easier for merchants to accept and consumers to pay with these partners’ credit and/or debt cards and to allow us to gain access to these partners’ tokenization services for in-store point of sale PayPal transactions. These arrangements may have an uncertain impact on our business. While we anticipate that these and similar strategic partnerships we may enter into in the future will result in an increase in the number of transactions and transaction volume that we process, we also anticipate that a greater percentage of customer transactions will be executed using a payment card, which would likely increase the transaction costs associated with our funding mix, which could adversely affect our business, results of operations, and profitability.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (commonly referred to as “Brexit”). In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union, which commenced a two-year period expiring on March 29, 2019, after which time the U.K. is expected to leave the EU in the absence of any effective extension to the Article 50 period. Political negotiations are underway; however, there is a significant lack of clarity over the terms of the U.K.'s exit from the EU and the terms of the U.K.'s future relationship with the EU. The U.K.'s financial service regulators are implementing Temporary Permission Regimes that are expected to be put in place by the U.K.'s government to support European Economic Area (“EEA”) financial services firms in continuing to conduct business in the U.K. should the U.K. exit the EU without an agreement.

Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect us or our customers and companies with which we do business, particularly in the U.K. Brexit could lead to greater restrictions on the supply and availability of goods and services between the U.K and the EEA region, with the potential inability of U.K. companies to fulfill orders leading in turn to a risk of increased merchant defaults and buyer protection claims. Brexit could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our customers.

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulator permissions, our EU operations could lose their ability to offer services on a cross-border basis into the U.K. market and for our U.K. based operations to offer services on a cross-border basis in the EEA markets. For example, our ability to work primarily with the Luxembourg regulator as the lead authority for various aspects of our U.K. operations may also be impacted;

•
we could be required to obtain additional regulatory permissions to operate in the U.K. market, adding costs and potential inconsistency to our business (and, depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, there is a risk that our business in the U.K. could be materially affected or disrupted);

•
we could be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU, leading to increased complexity and costs for our EU and UK operations; and

•	our ability to attract and retain the necessary human resources in appropriate locations to support the U.K. business and the EU business of PayPal could be adversely impacted.

These and other factors related to Brexit could, individually or in the aggregate, have a material adverse impact on our business, financial condition, and results of operations.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing:

•	banking,

•	credit,

•	deposit taking,

•	cross-border and domestic money transmission,

•	prepaid access,

•	foreign exchange,

•	privacy,

•	data protection,

•	cybersecurity,

•	banking secrecy,

•	payment services (including payment processing and settlement services),

•	consumer protection,

•	economic and trade sanctions,

•	anti-money laundering, and

•	counter-terrorist financing.

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business.

As we expand and localize our international activities, we have become increasingly obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the internet, mobile, and related technologies outside of the U.S. often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, increase regulatory scrutiny of our business, restrict our operations, and force us to change our business practices, make product or operational changes, or delay planned product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia, the U.S. Virgin Islands, and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Braintree, Venmo, and Xoom products and services. We may also maintain such licenses for certain companies that we have recently acquired, such as Hyperwallet. As a licensed money transmitter, PayPal is subject to restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

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

We principally provide our services to customers in the EU through PayPal (Europe) S.a.r.l. et Cie., SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, including the EU Payment Services Directive and the E-Money Directive, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) entered into force in January 2016 and is in the process of being implemented into national legislation, with certain requirements effective January 13, 2018. However, a number of EU member states have not yet fully implemented PSD2 into domestic legislation. Luxembourg, which is the home member state of PayPal (Europe), implemented PSD2 on July 28, 2018. The implementation of PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider would be able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards (coming into force on September 14, 2019) for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business.

If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity such that some activity of PayPal (Europe) could become directly regulated by the ECB rather than the Luxembourg regulator (the “CSSF”), as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and designated as a holder of a stored value facility, but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. Payment services legislation currently pending in Singapore may change how PayPal Pte. Ltd is regulated and, if such legislation is passed, our compliance and operating costs will likely increase.

In certain markets outside the U.S. (e.g., Australia), we provide our services to customers through a local subsidiary subject to local regulatory supervision or oversight, which may be the holder of a local payment license, certification, or other authorization. In such markets, we may be subject to significant fines or other enforcement action if we violate applicable reporting, anti-money laundering, capital requirements, privacy, corporation governance, risk management, or any other applicable requirements.

We have been, and expect to continue to be, required to apply for various licenses, certifications, and regulatory approvals in a number of the jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in a given market.

In many countries, it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution, or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign exchange transactions in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through local banks or otherwise prohibit or impede us from doing business in a jurisdiction. Such regulatory actions or the need to obtain licenses, certifications, or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing any products or services in a given market.

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

In October 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. In April 2017, the CFPB delayed the effective date of the final rule on prepaid accounts to April 1, 2018, and indicated that it would review, among other issues, the linking of credit cards to digital wallets that are capable of storing funds. In June 2017, the CFPB released proposed changes to its final rule, and in January 2018, the CFPB issued its final rule, modifying some aspects of the rule, with an overall effective date of April 1, 2019. We are in the process of implementing certain changes to comply with the final rule. We expect that such implementation will require us to make substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to customer dissatisfaction, require us to reallocate resources, and increase our costs, which could negatively affect our business.

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

PayPal (Europe) principally offers its services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU regulations. Regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its or the PayPal group's activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Economic and Trade Sanctions

We are required to comply with U.S. economic and trade sanctions administered by OFAC and the Council of the European Union, respectively. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and will continue to be required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. In the EU, the implementation of the Fourth Anti-Money Laundering Directive and the regulation on information accompanying transfer of funds (commonly known as the Revised Wire Transfer Regulation) may make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with the Fourth Anti-Money Laundering Directive could include fines of up to 10% of PayPal (Europe)’s total annual turnover. On April 19, 2018, the European Parliament adopted the European Commission’s proposal for a Fifth Anti-Money Laundering Directive, containing more stringent provisions in certain areas, which may also increase compliance costs.

Privacy and Protection of User Data

We are subject to a number of laws, rules, directives, and regulations (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing, and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we operate. Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, and the collection, storage, use, and sharing of personal data is increasing around the world. There is uncertainty associated with the legal and regulatory environment relating to privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing and blockchain technology.

Any failure, or perceived failure, by us to comply with our privacy policies and communicated to users prior to our collection, use, storage and transfer, and disclosure of their personal data, with applicable industry data protection or security standards, with any applicable regulatory requirements or orders, or with privacy, data protection, information security, or consumer protection-related laws and regulations in one or more jurisdictions could result in proceedings or actions against us by data protection authorities (which we refer to as “supervisory authorities”), governmental entities or others, including class action privacy litigation in certain jurisdictions, would subject us to significant awards, fines, penalties, judgments, and negative publicity arising from any financial or non-financial damages suffered by any individuals. This could, individually or in the aggregate, materially harm our business. Specifically, this would likely require us to change our business practices, and would increase the costs and complexity of compliance. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers.

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

In 2016, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, each EU member state has the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR has required us to change our business practices and increased the costs and complexity of compliance.

PayPal also faces additional potential challenges from local data protection agencies (“DPAs”). Because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead data protection regulator in the EU. However, a 2015 European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and may conflict with, Luxembourg privacy laws.

In addition, because of the large number of text messages, emails, phone calls, and other communications we send or make to our customers for various business purposes, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), in the U.S., plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may triple the damage award for willful or knowing violations. We have been, and may continue to be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the large number of communications we send to our customers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As part of our currency hedging activities, we enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business, which raises additional risks.
As PayPal is neither a chartered financial institution, nor licensed to make loans in any state in the U.S., we rely on third-party chartered financial institutions to provide PayPal branded credit products to our customers in the U.S., including consumer credits products such as PayPal Credit and PayPal branded Mastercard credit cards, and business credit products such as PayPal Working Capital and PayPal Business Loan products. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt, potentially materially, our ability to offer consumer and business loan products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or lending licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all. Obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could be burdensome, increase our costs, and require us to change our business practices. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.
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

Our ability to receive the benefit of our business finance offerings may be subject to challenge.

Business loans under our PayPal Working Capital and PayPal Business Loan products are provided by a state chartered industrial bank under a program agreement with us. We acquire the receivables generated by those loans after they are originated.

A case decided in the U.S. Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), resulted in some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. Although the decision specifically addressed preemption under the National Bank Act, this decision could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like the issuing bank of loans under PayPal Working Capital and PayPal Business Loan products. After the Madden decision, there continue to be a number of U.S. state and federal court legal actions challenging the viability of business models where a non-bank entity enters into a relationship with a third-party chartered financial institution for the issuance of credit products. While we believe the manner in which PayPal branded credit products are offered can be distinguished from Madden, there can be no assurance as to the outcome of any potential litigation, and an adverse determination could materially and adversely impact our PayPal Working Capital and PayPal Business Loan products and our business.

Some of our credit products expose us to additional risks.

We offer our PayPal Credit consumer product and our PayPal Working Capital and PayPal Business Loan products to a wide range of consumers and merchants in various markets, and the financial success of these products depends on the effective management of related risk. The credit decisioning process for the PayPal Credit consumer product in markets outside the U.S. uses proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchasing and payment history with PayPal as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who wish to use our business finance offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to factors such as inaccurate assumptions, including assumptions related to the particular consumer or merchant, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, and other factors. Our international expansion of our credit product offerings also exposes us to additional risks, including those discussed in the risk factor captioned “Our international operations subject us to increased risks, which could harm our business.”

Like other businesses with significant exposure to losses from merchant credit, we face the risk that account holders will default on their payment obligations, creating the risk of potential charge-offs. We face similar risks with respect to U.S. consumer credit losses through the profit sharing relationship with Synchrony Bank. The non-payment rate among account holders may increase due to, among other things, changes to underwriting standards, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We currently purchase receivables related to the PayPal branded merchant credit products in the U.S. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, our business could be harmed.

Catastrophic events or geopolitical conditions may disrupt our business

War, terrorism, political events, geopolitical instability, trade barriers and restrictions, public health issues, natural disasters, or other catastrophic events have caused and could cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. Our corporate headquarters are located in the Silicon Valley, which is a seismically active region in California. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents, and events beyond our control such as other industrial accidents, terrorist attacks and other hostile acts, labor disputes and public health issues. A catastrophic event that results in a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures in order to resume or maintain operations, which could have a material adverse impact on our business, financial condition, and results of operations.

Changes to our buyer and seller protection programs could increase our loss rate.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions, and consumers if they do not receive the item ordered or if the item received is significantly different from its description. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card issuer (usually a bank), which in turn will seek recovery from us. The risk of losses from our buyer and seller protection programs are specific to individual buyers, sellers, and transactions, and may also be impacted by regional variations to these programs, modifications to these programs resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered by one or more of these programs. Increases in our loss rate, including as a result of changing our buyer and seller protection programs, could harm our business.

Our international operations subject us to increased risks, which could harm our business.

Our international operations have generated approximately one-half of our net revenues in recent years. There are risks inherent in doing business internationally on both a domestic (i.e., in-country) and cross-border basis, including, but not limited to:

•
foreign currency and cross-border trade risks discussed earlier in this “Risk Factors” section under the captions “We are exposed to fluctuations in foreign currency exchange rates” and “Any factors that reduce cross-border trade or make such trade more difficult could harm our business”;

•	risks related to other government regulation or required compliance with local laws;

•	local licensing and reporting obligations;

•	obligations to comply with local regulatory and legal obligations related to privacy, data security, and data localization;

•
expenses associated with localizing our products and services, including offering customers the ability to transact business in the local currency, and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, foreign currency exchange restrictions, or extreme fluctuations in foreign currency exchange rates for a particular currency;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including natural disasters, public health issues, acts of war, and terrorism;

•	import or export regulations;

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

We are exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets, including assets underlying the customer balances we hold on our balance sheet as customer accounts. A low interest rate environment or reductions in interest rates may negatively impact our investment income and our net income. In addition, fluctuations in interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowance for loan and interest receivable which could have an adverse effect on our net income.

We have entered into a revolving credit facility and a 364-day delayed-draw term loan credit facility. We have borrowed under these credit facilities from time to time, and any borrowings under these credit facilities bear interest at a floating rate, exposing us to interest rate fluctuations.

Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or to facilitate other illegal activity. Use of our payment system for illegal or improper uses has subjected us, and may subject us in the future, to claims, individual and class action lawsuits, and government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may intentionally or inadvertently be found responsible for importing or exporting illegal goods, resulting in liability for us. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Our failure to manage our customer funds and the assets underlying our customer funds properly could harm our business.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds being remitted to sellers of goods and services or recipients of person to person (“P2P”) transactions. In certain jurisdictions where we operate, we are required to hold eligible liquid assets, as defined by the relevant regulators in each jurisdiction, equal to at least 100% of the aggregate amount of all customer balances. Our ability to manage and account accurately for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. PayPal (Europe), with the permission of the CSSF, utilizes certain European customer balances held by our Luxembourg banking subsidiary to fund credit balances relating to certain customers. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately and in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business.

We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. An increasing number of governments are actively enforcing competition laws and regulations. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, other countries, or the European Commission, or otherwise constitute unfair competition. Our business agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be very expensive to defend or respond to, involve negative publicity, and substantial diversion of management time and effort, and could result in reputational harm, significant judgments, fines or remedial actions against us, or require us to change our business practices.

We are subject to patent litigation.

We have been sued repeatedly for allegedly infringing other parties’ patents. At any given time, we are typically a defendant in a number of patent lawsuits. We expect that we will continue to be subject to patent infringement claims because, among other reasons:

•	our products and services continue to expand in scope and complexity and to converge with technologies not previously associated with the payments space;

•	we continue to expand into new business areas, including through acquisitions; and

•
the number of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

Such claims may be brought directly against us or against our users whom we may indemnify because we are contractually obligated to do so or we choose to do so as a business matter. We believe that many of the claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, are time-consuming and costly to manage, defend, and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business.

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

Although we have generally taken measures to protect our intellectual property rights, there can be no assurance that we will be successful in protecting or enforcing our rights in every jurisdiction, or that contractual arrangements and other steps that we have taken to protect our intellectual property will prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. If we are unable to prevent third parties from adopting, registering, or using trademarks and trade dress that infringe, dilute, or otherwise violate our trademark rights, the value of our brands could be diminished and our business could be adversely affected. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could diminish the value of our intangible assets and materially harm our business.

As the number of products in the technology and payments industries increases and the functionality of these products further overlaps, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to intellectual property infringement and other claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is often uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm or restrict our business.

We are regularly subject to general litigation, regulatory actions, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, those matters described in Note 13—“Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries may increase as our business expands in scale, scope and geographic reach, and our products and services increase in scale and complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to internet and mobile commerce, data protection, payments services, and credit, are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws, rules, and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations.

The scope, outcome, and impact of claims, lawsuits, government investigations, disputes, and proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such matters can have an adverse impact, which may be material, on our business, results of operations, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors. Determining reserves for our pending litigation and regulatory proceedings is a complex, fact-intensive process that involves a high degree of judgment. Resolving one or more of such legal and regulatory proceedings or other matters could potentially require us to make substantial payments to satisfy judgments, fines, or penalties or to settle claims or proceedings, any of which could materially and adversely affect our business, results of operations, or financial condition. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders that prevent us from offering certain products or services, require us to change our business practices in costly ways, or develop non-infringing or otherwise altered products or technologies. Any of these consequences could materially and adversely affect our business, results of operations, and financial condition.

While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of, such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional consumer class action litigation, and significantly limit our ability to avoid exposure from consumer class action litigation.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations, and financial conditions.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made changes to the corporate tax rate, business-related deductions, and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. Throughout calendar year 2018, the U.S. Treasury and certain states issued proposed and final legislation and clarifying guidance with respect to the various provisions of the Tax Act. Additional legislation and guidance is expected to be issued in 2019, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will continue to incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the Tax Act may require the collection of information not regularly produced within the Company, the use of estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions.

Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign authorities, and we are currently undergoing a number of investigations, audits, and reviews by authorities throughout the world. Any adverse outcome of any such audit or review could have a negative effect on our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by earnings being lower than anticipated, or by the incurrence of losses, in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program; or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

A number of U.S. states, the U.S. federal government and foreign countries have implemented or are in the process of implementing reporting or record-keeping obligations on companies that engage in or facilitate ecommerce to improve tax compliance. Additionally, a number of jurisdictions are reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We have modified our systems to meet known requirements and expect further modifications will be required to comply with future requirements, which may negatively impact our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business. In addition, in June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair, Inc. that states may collect internet sales tax on online purchases made outside of the state, which could adversely affect some of our merchants and indirectly harm our customers.

Acquisitions, joint ventures, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

Acquisitions, joint ventures, strategic investments, and other strategic transactions are important elements of our overall corporate strategy. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as joint ventures, strategic investments, and commercial and strategic partnerships. These transactions may involve significant challenges, uncertainties and risks, including:

•	the potential loss of key customers, vendors, and other key business partners of the companies we acquire, or dispose of, following and continuing after announcement of our transaction plans;

•
difficulty making strategic hires of new employees, declining employee morale, and retention issues affecting employees (particularly the potential loss of key personnel) of companies that we acquire or dispose of, which may result from changes in compensation, management, reporting relationships, future prospects, or the direction of the acquired or disposed business;

•	diversion of management time and focus;

•	inability to realize synergies expected to result from an acquisition;

•
the need to and difficulty of integrating the operations, systems (including accounting, compliance, management, information, human resource, and other administrative systems), technologies, data assets, products, and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;

•
the need to and difficulty of implementing and/or enhancing controls, procedures, and policies appropriate for a larger public company at acquired companies which, prior to the acquisition, may have lacked such controls, procedures, and policies or whose controls, procedures, and policies did not meet applicable legal and regulatory standards;

•	the inefficiencies and lack of control that may result if integration of acquired companies is delayed or not implemented, and unforeseen difficulties and costs that may arise as a result;

•	potential exposure to new or increased regulatory oversight and regulatory obligations associated with new products and services or entry into new markets;

•	risks associated with our expansion into new international markets;

•	unidentified issues discovered in our due diligence process, including product or service quality issues, intellectual property issues, and legal contingencies;

•	risks associated with the complexity of entering into and effectively managing joint ventures, strategic investments, and other strategic partnerships;

•	risks associated with undetected cyberattacks or security breaches at companies that we acquire or with which we may combine or partner;

•	lawsuits or regulatory actions resulting from the transaction;

•
liability for activities or conduct of the acquired company before the acquisition, including legal and regulatory claims or disputes, violations of laws and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and/or additional controls, policies, and procedures, and subject us to additional exposure and additional complexity and costs of compliance; and

•
our dependence on the accounting, financial reporting, operating metrics and similar systems, controls and processes of acquired businesses, and the risk that errors or irregularities in those systems, controls, and processes will lead to errors in our financial statements or make it more difficult to manage the acquired business.

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

We completed our acquisition of iZettle AB (publ) (“iZettle”) on September 20, 2018. Prior to the closing of the acquisition, the UK Competition and Markets Authority (“CMA”) initiated a review of the transaction. On December 5, 2018, the CMA referred the acquisition for a Phase 2 investigation and on December 24, 2018, directed PayPal to appoint a monitoring trustee. The deadline for the final decision is May 21, 2019. PayPal is working cooperatively with the CMA and has agreed to hold parts of the PayPal and iZettle businesses separate as agreed with the CMA, pending completion of the CMA’s investigation. Our ability to successfully and timely integrate iZettle’s business and operations with ours and realize the potential synergies and anticipated benefits from the acquisition is subject to the timing and possible outcome of the CMA’s review. The CMA has broad discretion and may impose requirements, limitations or costs, mandate remedies, such as divestitures of certain business assets, or place additional restrictions on the conduct of our businesses, to ensure sufficient competition in the U.K. market. No assurance can be given as to the ultimate impact and outcome of the CMA review, that approval from the CMA will be obtained, or the terms and conditions of such approval.

Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), recognize liabilities, and record amortization expenses related to intangible assets or impairment of goodwill or intangibles, which could dilute the economic and voting rights of our stockholders and adversely affect our results of operations and the interests of holders of our indebtedness, as applicable.

Joint ventures and minority investments inherently involve a lesser degree of influence over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management or other persons or entities who control them and who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control joint ventures or companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and otherwise damage our reputation and brand.

There are risks associated with our indebtedness.

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase our borrowing costs. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under out indebtedness may increase. In addition, any downgrades to our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any of these factors could adversely affect our financial condition and results of operations.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including the following:

•	networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	unaffiliated third-party lenders to originate the U.S. PayPal Credit and PayPal Mastercard consumer credit products, PayPal Working Capital, and PayPal Business Loan products;

•	third parties that provide loan servicing and customer statements processing;

•	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	third parties that provide facilities, infrastructure, components, and services, including data center facilities and cloud computing.

Because we rely on third parties to provide certain of our services and to facilitate certain of our business activities, we face increased operational risk. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, privacy breaches, service terminations, disruptions or interruptions, or other problems, which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf, which could harm our business. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitive services. There can be no assurance that third parties who provide services directly to us or our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

Our retail point of sale solutions expose us to additional risks.

We have announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We have entered into strategic partnerships with major payment card networks to further expand our relationship in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing credit and debit cards via PayPal at the point of sale. Those agreements provide us with access to each of these partner's tokenization services in the U.S. for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. We believe that our recent acquisition of iZettle will enable us to further expand our in-store presence. As we continue to expand our product and service offerings at the retail point of sale, we will face additional risks, including:

•	increased expectations from offline retailers regarding the reliability and availability of our systems and services and correspondingly lower amounts of downtime, which we may not be able to meet;

•	significant competition at the retail point of sale, particularly from established payment card providers, many of which have substantially greater resources than we do;

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

•	exposure to additional laws, rules, and regulations;

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as cash register and pin-pad providers), payment processors, and banks that enable in-store transactions; and

•	lower operating income than our other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our retail point of sale solutions over time, our business may be harmed.

Our success largely depends on key personnel. Because competition for our key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of key personnel could harm our ability to maintain and grow our business.

Our future success and performance are significantly dependent upon the continued services of key personnel, including our executive team and other highly skilled employees, and our ability to attract, retain, and motivate such personnel. Competition for key personnel is intense, especially in the San Francisco Bay Area, where our corporate headquarters are located and where the cost of living is high, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the technology and payments industries, job candidates often consider the value of the equity awards they would receive in connection with their employment, and our stock price volatility, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other technology or payments companies, may make it more difficult to attract, retain, and motivate employees. We may be limited in our ability to recruit internationally by restrictive domestic immigration laws or policies. Potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Negative sentiments towards the U.S. as a result of these potential changes may also adversely affect our international recruiting efforts. Furthermore, legislative or administrative changes to immigration or visa laws and regulations may impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our key personnel, or if we are not able to attract or retain highly qualified key personnel effectively, could harm our business and growth prospects.

We are subject to risks associated with information disseminated through our products and services.

Companies providing online services may be subject to claims relating to information disseminated through them, including claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services, among other things. The laws relating to the liability of companies providing online services for information disseminated through their services are subject to frequent challenges. We are also subject to potential liability to third parties for the customer-provided content on our products and services, particularly in jurisdictions outside the U.S. where the applicable laws are unsettled. If we become liable for information provided by our customers and carried on our products and services, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain product or service offerings, which could harm our business.

Risks Related to Our Separation from eBay

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the “Code”), eBay, PayPal and eBay stockholders could be subject to significant tax liabilities.

On July 17, 2015, we became an independent publicly traded company through the pro rata distribution by eBay Inc. of 100% of our outstanding common stock to eBay’s stockholders (which we sometimes refer to as the “separation” or the “distribution”). eBay received an opinion from its outside legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements, and undertakings of eBay and of us, including those relating to the past and future conduct of eBay and of us. If any of these representations, statements, or undertakings were, or became, inaccurate or incomplete, or if eBay or we breach any of our respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

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

If the distribution, together with certain related transactions, failed to qualify as a transaction that is generally tax-free under Sections 368(a)(1)(D) and 355 of the Code, in general, eBay would recognize taxable gain as if it had sold the PayPal common stock in a taxable sale for its fair market value, eBay stockholders who received PayPal common stock in the distribution may be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares, and we could incur significant liabilities.

There are risks associated with our relationship with eBay.

In connection with our separation from eBay, we entered into a separation and distribution agreement with eBay, as well as various other agreements, including an operating agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and the intellectual property matters agreement determined the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include associated indemnification obligations. The operating agreement, the data sharing addendum, and the product development agreement establish certain commercial relationships between eBay and us related to payment processing, credit, and data sharing. Disputes between eBay and us have arisen and others may arise in the future; an adverse outcome in such matters could materially and adversely affect our business, results of operations, and financial condition. If either we or eBay are unable to satisfy our performance, payment, or indemnification obligations under these agreements, we could incur operational difficulties or losses or be required to make substantial indemnification or other payments to eBay.

Our relationship with eBay is governed, in part, by an operating agreement entered into at separation with a term of five years (expiring July 2020). This operating agreement defines a number of important elements of our commercial relationship with eBay, as well as certain obligations and restrictions that limit PayPal’s provision of services to certain competitive platform operators of eBay (as specified in the operating agreement). eBay remains a significant source of our revenues and operating income. We expect the portion of our revenue and operating income attributable to eBay to continue to decline due to various factors (many of which are beyond our control), including the expiration (or earlier termination) of the operating agreement with eBay, and the extent to which eBay intermediates payments on its platform (including by acting as a merchant of record), limits the availability of PayPal as a payment option or offers (or promotes) alternative payment options, directs transactions on its platforms to different providers of payment services, or eliminates or modifies its risk management or customer protection programs on its platforms, which could result in customer dissatisfaction, reduction in eBay volume, and other consequences adverse to our business. If we are unable to generate sufficient business from our non-eBay customers to offset the expected reduction in the portion of our business attributable to eBay, it could materially impact the growth in our business and our ability to meet our long-term financial targets.

Risks Related to Our Common Stock

The price of our common stock has fluctuated and may continue to fluctuate significantly.

The price of our common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by us or securities analysts and recommendations or lack of coverage and reports by securities analysts;

•	changes in our capital structure;

•	the activities of our competitors;

•	speculation, coverage, or sentiment in the media or the investment community;

•	the operating and stock price performance and valuation of comparable companies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements, and our filings with the SEC;

•	additions or departures of key personnel;

•	announcements related to litigation, regulation, or disputes;

•	changes to the regulatory and legal environment under which we operate; and

•	market conditions or trends in the payments industry, the industries of merchants, and the domestic and worldwide economy as a whole.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition, and results of operations, as it could result in substantial legal costs and a diversion of management's attention and resources.

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

Our amended and restated certificate of incorporation provides that unless the corporation otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of deterring coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and by encouraging prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the fact that directors may not be elected, removed, or replaced at stockholder-requested special meetings unless a person, entity, or group owns at least a majority of our outstanding common stock;

•	the right of our Board of Directors to issue preferred stock and to determine the voting, dividend, and other rights of preferred stock without stockholder approval;

•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors in most circumstances and to determine the size of our board of directors;

•	the prohibition on stockholders acting by written consent; and

•	the absence of cumulative rights in the election of directors.

We have also elected not to be governed by Section 203 of the DGCL, which provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock. Our amended and restated certificate of incorporation, however, contains a provision that generally mirrors Section 203 of the DGCL, except that it provides for a 20% threshold instead of the 15% provided for by the DGCL. These provisions could delay or prevent a change of control that our stockholders may favor.

While these provisions are not intended to make us immune from takeovers, they will apply even if the offer may be considered beneficial by some stockholders and may delay or prevent an acquisition that our Board of Directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the U.S. and other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, and customer service offices. As of December 31, 2018, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.1	0.2	1.3
Leased facilities	1.2	1.9	3.1
Total facilities	2.3	2.1	4.4
We own a total of approximately 106 acres of land, with approximately 85 acres in the U.S. Our corporate headquarters are located in San Jose, California and occupy approximately 0.7 million of owned square feet.

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

As of January 31, 2019, there were approximately 3,824 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Activity

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program became effective in December 2017 upon completion of a previous stock repurchase program. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our cash from operations or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without notice.

The stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2018 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
October 1, 2018 through October 31, 2018	—	$—	—	$12,074
November 1, 2018 through November 30, 2018	1.1	$84.21	1.1	11,980
December 1, 2018 through December 31, 2018	6.0	$84.18	6.0	11,474
	7.1		7.1	$11,474
(1) Average price paid per share includes broker commissions.

No activity has occurred to date under the July 2018 repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data reflect the consolidated operations of PayPal. PayPal derived the selected consolidated income statement data for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 as set forth below, from its audited consolidated financial statements, which are included in “Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K. PayPal derived the selected consolidated income statement data for the years ended December 31, 2015 and 2014 and selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
Consolidated Statement of Income Data:
Net revenues	$15,451	$13,094	$10,842	$9,248	$8,025
Operating income	2,194	2,127	1,586	1,461	1,268
Net income	2,057	1,795	1,401	1,228	419
Net income per share:
Basic	$1.74	$1.49	$1.16	$1.00	$0.34
Diluted	$1.71	$1.47	$1.15	$1.00	$0.34
Weighted average shares(1)(2):
Basic	1,184	1,203	1,210	1,222	1,218
Diluted	1,203	1,221	1,218	1,229	1,224
Consolidated Balance Sheet Data:
Total assets	$43,332	$40,774	$33,103	$28,881	$21,917
Total long-term liabilities	2,042	1,917	1,513	1,505	386
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management's Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the audited consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “PayPal” refer to PayPal Holdings and its consolidated subsidiaries.

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products, compose our proprietary Payments Platform.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including how such laws and regulations are interpreted and implemented, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Information security risks for global payments and technology companies like us have significantly increased in recent years. We are not immune to these risks and there can be no assurance that we will not suffer such losses in the future. For additional information regarding our information security risks, see “Item 1A. Risk Factors” under the caption—“Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition.”

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (commonly referred to as “Brexit”). In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union, which commenced a two-year period expiring on March 29, 2019, after which time the U.K. is expected to leave the EU in the absence of any effective extension to the Article 50 period. Political negotiations are underway; however, there is a significant lack of clarity over the terms of the U.K.'s exit from the EU and the terms of the U.K.'s future relationship with the EU. The U.K.'s financial service regulators are implementing Temporary Permission Regimes (“TPR”) that are expected to be put in place by the U.K.'s government to support European Economic Area (“EEA”) financial service firms in continuing to conduct business in the U.K. should the U.K. exit the EU without an agreement. The final TPR rules are expected to be published in the first quarter of 2019 and will come into effect when the U.K. leaves the EU. Accordingly, we may need to adjust our business to comply with additional legal and regulatory requirements if accessing the TPR. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see “Item 1A. Risk Factors” under the caption—“The United Kingdom’s departure from the EU could adversely affect us.”

Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements.

In 2018, 2017, and 2016, net revenues generated from our U.K. operations constituted 11%, 11% and 12%, respectively, of total net revenues. In 2018, 2017, and 2016, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 31% and 30% of our gross loans and interest receivables as of December 31, 2018 and 2017, respectively, were generated from our U.K. operations. Approximately 7% and 5% of our gross loans and interest receivables as of December 31, 2018 and 2017, respectively, were generated from the EU (excluding the U.K.) operations.

Overview of Results of Operations

The following table provides a summary of our consolidated GAAP financial measures for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,			Percent Increase/(Decrease)
	2018	2017	2016	2018	2017
	(In millions, except percentages and per share amounts)
Net revenues	$15,451	$13,094	$10,842	18%	21%
Operating expenses	13,257	10,967	9,256	21%	18%
Operating income	2,194	2,127	1,586	3%	34%
Operating margin	14%	16%	15%	**	**
Income tax expense	319	405	230	(21)%	76%
Effective tax rate	13%	18%	14%	**	**
Net income	$2,057	$1,795	$1,401	15%	28%
Net income per diluted share	$1.71	$1.47	$1.15	16%	28%
Net cash provided by operating activities	$5,483	$2,531	$3,158	117%	(20)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful

Net revenues increased $2.4 billion, or 18%, in 2018 and $2.3 billion, or 21%, in 2017. The increase was primarily driven by growth in TPV (as defined below under “Net Revenues”) of 27% in 2018 and 27% in 2017. Net revenues from our acquisitions completed in 2018 and 2017 collectively contributed approximately one percentage point to the growth rate in 2018. The increase from the impact of acquisitions was offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, which resulted in a negative impact of approximately four percentage points to the net revenues growth rate in 2018. In 2017, net revenues from our acquisitions of TIO and Swift were not material.

Total operating expenses increased $2.3 billion, or 21%, in 2018 and $1.7 billion, or 18%, in 2017. The increase in 2018 was due primarily to an increase in transaction expense, general and administrative, transaction and loan loss, sales and marketing, and restructuring and other expenses. Operating expenses related to our acquisitions completed in 2018 and 2017 collectively contributed approximately three percentage points to the growth rate in total operating expenses in 2018. In March 2018, management decided to wind down TIO's operations. The increase in total operating expense in 2017 was due primarily to an increase in transaction expense, sales and marketing, general and administrative, product development, and restructuring and other charges. Operating expenses related to TIO and Swift collectively contributed one percentage point to the 2017 growth rate.

Operating income increased $67 million, or 3%, in 2018 and increased $541 million, or 34% in 2017. Operating income increased in 2018 and 2017 due primarily to the increase in net revenues, offset by the growth in operating expenses. Our acquisitions completed in 2018 and 2017 collectively had a negative impact of approximately seven percentage points to the 2018 growth rate in operating income. Our acquisitions in 2017 collectively had a negative impact of four percentage points on our 2017 growth rate in operating income. Our operating margin was 14%, 16%, and 15% in 2018, 2017, and 2016, respectively. Operating margin in 2018 was negatively impacted by growth in our transaction expense, which increased 26% in 2018, compared to net revenues, which increased 18% in the same period, as well as the negative impact of acquisitions. These impacts in 2018 were partially offset by operating efficiencies in our business. Operating margin in 2017 was negatively impacted by growth in our transaction expense, which increased 32% in 2017, compared to net revenues, which increased 21% in the same period, as well as restructuring expense of $40 million incurred in 2017. These impacts in 2017 were offset by operating efficiencies in our business, and a one-time benefit of $322 million pertaining to reversal of allowances related to loans and interest receivables due to the designation as held for sale of our U.S. consumer credit portfolio in November 2017.

Net income increased by $262 million, or 15%, in 2018 and $394 million, or 28%, in 2017. The increase in net income in 2018 was attributable to an increase in operating income of $67 million and an increase in other income (expense), net of $109 million, which was driven by unrealized gains on equity investments and an increase in interest income, partially offset by an increase in interest expense. The increase in net income was further impacted by a decrease in income tax expense of $86 million, primarily driven by a reduction in net tax expense recognized with respect to the Tax Act, partially offset by an increase in tax expense due to the increase in operating income and other income (expense), net. The increase in net income in 2017 was attributable to an increase in operating income of $541 million and an increase in other income (expense), net of $28 million, partially offset by an increase in income tax expense of $175 million.

Non-GAAP financial measures

The following table provides a summary of our consolidated non-GAAP financial measures for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,			Percent Increase/(Decrease)
	2018	2017	2016	2018	2017
	(In millions, except percentages and per share amounts)
Non-GAAP net revenues	$15,451	$13,055	$10,842	18%	20%
Non-GAAP operating income	$3,349	$2,755	$2,174	22%	27%
Non-GAAP operating margin	22%	21%	20%	**	**
Non-GAAP income tax expense	$618	$510	$394	21%	29%
Non-GAAP net income	$2,913	$2,318	$1,825	26%	27%
Non-GAAP net income per diluted share	$2.42	$1.90	$1.50	28%	27%
Free Cash Flow(1)	$4,660	$1,864	$2,489	150%	(25)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful
(1) The year ended December 31, 2018 includes a positive impact of approximately $1.4 billion due to the completion of the sale of our US consumer credit receivables portfolio in July 2018. The year ended December 31, 2017 includes a negative impact of approximately $1.3 billion due to the change in presentation of the U.S. consumer credit receivables portfolio subsequent to its designation as held for sale in November 2017.
Non-GAAP net revenues, non-GAAP operating income, non-GAAP operating margin, non-GAAP income tax expense, non-GAAP net income, non-GAAP net income per diluted share, and free cash flow are not financial measures prepared in accordance with generally accepted accounting principles (“GAAP”). For information on how we compute these non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP, please refer to “Non-GAAP Financial Information” below.
Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2018, 2017, and 2016, we generated approximately 46%, 46% and 47% of our net revenues from customers domiciled outside of the United States, respectively. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business in countries outside of the U.S. as discussed under “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition.”
We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges intended to reduce the impact on earnings from foreign currency exchange rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the years ended December 31, 2018 and 2017, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2018	2017
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$123	$10
Hedging impact	(23)	17
Favorable impact to net revenues	100	27
Unfavorable impact to operating expense	(18)	(21)
Net favorable impact to operating income	$82	$6

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with our services that are paid for in multiple currencies, we generally set our foreign currency exchange rates daily, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

Financial Results
Net revenues

Due to the diversification of PayPal’s business through strategic partnerships, new products, and acquisitions, in the first quarter of 2018, we updated our definitions of “active accounts” and “total payment volume (TPV)” as described below.

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

Our revenues are classified into the following two categories:

•
Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or TPV, completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, or enabled by PayPal via a partner payment solution not including gateway-exclusive transactions. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer are in different countries).

•
Other value added services: Net revenues derived primarily from revenue earned through partnerships, subscription fees, gateway fees, and other services we provide to our merchants and customers. We also earn revenues from interest and fees earned primarily on our PayPal credit portfolio of loans receivable, gain on sale of participation interest in certain loans and advances, and interest earned on certain PayPal customer account balances.

Our revenues can be significantly impacted by the following:

•	The mix of merchants, products, and services;

•	The mix between domestic and cross-border transactions;

•	The geographic region or country in which a transaction occurs; and

•	The amount of our credit loans receivable outstanding with merchants and consumers.
Net revenues analysis
The components of our net revenue for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2018	2017(1)	2016(1)	2018	2017
	(In millions, except percentages)
Transaction revenues	$13,709	$11,501	$9,585	19%	20%
Other value added services	1,742	1,593	1,257	9%	27%
Net revenues	$15,451	$13,094	$10,842	18%	21%
(1) Amounts in the prior period were reclassified to conform to current period presentation.
Transaction revenues
Transaction revenues increased by $2.2 billion, or 19%, in 2018 compared to 2017, and by $1.9 billion, or 20%, in 2017 compared to 2016. The increase in transaction revenues in 2018 and 2017 was due primarily to the growth in TPV, mainly from our PayPal and Braintree products, and in the number of payment transactions, both of which resulted primarily from an increase in our active accounts. Current year acquisitions did not have a material impact on the growth rate of transaction revenues; however, they contributed approximately 2.9 million new active accounts during the year. Net losses from our foreign currency exchange contracts recognized as a component of transaction revenues in 2018 were $23 million, compared to net gains of $17 million in 2017. Refer to “Note 10—Derivative Instruments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our foreign currency exposure management program.

The following table provides a summary of our active accounts, number of payment transactions, TPV and related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2018	2017(1)	2016(1)	2018	2017
	(In millions, except percentages)
Active accounts(2)	267	229	199	17%	15%
Number of payment transactions(3)	9,871	7,769	6,295	27%	23%
Payment transactions per active account(4)	36.9	34.0	31.6	9%	8%
TPV(5)	$578,419	$456,179	$359,928	27%	27%
Percent of cross-border TPV	19%	21%	22%	**	**
All amounts in tables are rounded to the nearest million except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
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
** Not meaningful
Transaction revenues grew more slowly than both TPV and number of payment transactions in 2018 due to a higher proportion of P2P transactions (primarily from our PayPal and Venmo products) from which we earn lower fees and a lower proportion of cross border transactions. Transaction revenues grew more slowly than both TPV and the number of payment transactions in 2017 due primarily to a higher proportion of P2P transactions, primarily from our PayPal and Venmo products. The impact of increases or decreases in prices charged to our customers did not significantly impact transaction revenue growth in 2018 or 2017.

Other value added services

Net revenues from other value added services increased by $149 million, or 9%, in 2018 compared to 2017, and by $336 million, or 27%, in 2017 compared to 2016. Growth in net revenues from other value-added services in 2018 and 2017 was due primarily to interest and fee income earned on our loans receivable portfolio. In 2018, net revenue from other value added services was also positively impacted by growth in interest earned on customer balances. The completion of the sale of our U.S. consumer credit receivables portfolio in July 2018 resulted in lower interest and fee income in the second half of 2018, partially offset by an increase in revenue share with Synchrony Bank and approximately $109 million of revenue earned from transition servicing activities. Swift revenues contributed approximately nine percentage points and three percentage points to the 2018 and 2017 growth rates, respectively.The total consumer and merchant loans receivable balance, including loans and receivables, held for sale, as of December 31, 2018, 2017, and 2016 was $2.7 billion, $7.8 billion, and $5.7 billion, respectively, which reflected a year-over-year decrease of 66% in 2018 compared to 2017, and an increase of 37% in 2017 compared to 2016. The decline in 2018 was primarily driven by the completion of the sale of U.S. consumer credit receivables portfolio.
In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank to free up balance sheet capacity and cash flow for other uses and mitigate balance sheet risk. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval by our Board of Directors of the decision to sell these receivables, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value. Due to the designation as held for sale, the associated allowance for this portfolio was reversed, resulting in an increase of approximately $39 million in revenue from other value added services in 2017.

Following the closing of this transaction in July 2018, Synchrony Bank became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program (other than receivables that have been or are designated to be charged off and are fully reserved). The transaction was accounted for as a true sale, and following the completion of the sale, the receivables are no longer reported on our consolidated financial statements. Subsequent to the sale, we earn a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which is recorded in net revenues from other value added services. We expect this transaction to negatively impact other value-added services revenue growth for the first two quarters of 2019. The corresponding negative impact on total net revenue growth rate for each of those quarters is expected to be between 6% and 8%, although this estimate is subject to various uncertainties and the actual impact may be different.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trend in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2018	2017	2016	2018	2017
	(In millions, except percentages)
Transaction expense	$5,581	$4,419	$3,346	26%	32%
Transaction and loan losses	1,274	1,011	1,088	26%	(7)%
Customer support and operations	1,482	1,364	1,267	9%	8%
Sales and marketing	1,313	1,128	969	16%	16%
Product development	1,071	953	834	12%	14%
General and administrative	1,451	1,155	1,028	26%	12%
Depreciation and amortization	776	805	724	(4)%	11%
Restructuring and other charges	309	132	—	134%	**
Total operating expenses	$13,257	$10,967	$9,256	21%	18%
Transaction expense rate(1)	0.96%	0.97%	0.93%
Transaction and loan loss rate(2)	0.22%	0.22%	0.30%
(1) Transaction expense rate is calculated by dividing transaction expense by TPV. Prior year rates were revised to reflect updated TPV definition, as discussed above.
(2) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV. Prior year rates were revised to reflect updated TPV definition, as discussed above.
** Not Meaningful

Transaction expense

Transaction expense is primarily composed of the costs we incur to accept a customer’s funding source of payment. These costs include fees paid to payment processors and other financial institutions in order to draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet. Transaction expense also includes fees paid to disbursement partners to enable a transaction. We refer to the allocation of funding sources used by our consumers as our “funding mix.” The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs because we generally pay lower rates for transactions funded with credit cards outside the U.S. than in the U.S.

Transaction expense increased by $1.2 billion, or 26%, in 2018 compared to 2017, and increased by $1.1 billion, or 32%, in 2017 compared to 2016. The increase in transaction expense in 2018 was primarily attributable to an increase in TPV of 27%. The increase in transaction expense in 2017 was primarily attributable to an increase in TPV of 27% and higher assessments charged by payment processors and other financial institutions.

The transaction expense rate in 2018 remained relatively consistent with the transaction expense rate for 2017. The increase in our transaction expense rate in 2017 compared to 2016 was due primarily to higher assessments charged by payment processors and other financial institutions. For the years ended December 31, 2018, 2017, and 2016, approximately 2% of TPV was funded with PayPal Credit. For the years ended December 31, 2018, 2017, and 2016, approximately 43%, 43%, and 44% of TPV, respectively, was generated outside of the U.S.

Transaction and loan losses

Transaction losses include the expense associated with our buyer and seller protection programs, fraud, and chargebacks. Loan losses include the losses associated with our merchant and consumer loans receivable portfolio, except loans and interest receivable, held for sale. Our transaction and loan losses fluctuate depending on many factors, including TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchants.

The components of our transaction and loan losses for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,			Percent Increase/(Decrease)
	2018	2017	2016	2018	2017
	(In millions, except percentages)
Transaction losses	$1,059	$823	$655	29%	26%
Loan losses	215	188	433	14%	(57)%
Transaction and loan losses	$1,274	$1,011	$1,088	26%	(7)%
Transaction loss rate(1)	0.18%	0.18%	0.18%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV. Prior year rates were revised to reflect updated TPV definition, as discussed above.

Transaction and loan losses increased by $263 million, or 26%, in 2018 compared to 2017, and decreased by $77 million, or 7%, in 2017 compared to 2016.

Transaction losses increased by $236 million, or 29%, in 2018 compared to 2017, and increased by $168 million, or 26%, in 2017 compared to 2016, due primarily to higher TPV. Our transaction loss rate remained flat in 2018, 2017, and 2016.

Loan losses increased by $27 million, or 14%, in 2018 compared to 2017 and decreased by $245 million, or 57%, in 2017 compared to 2016. The increase in loan losses in 2018 was primarily due to the increase in our merchant loans and advances receivable balances, partially offset by a decline resulting from the sale of our U.S. consumer credit receivables portfolio in the third quarter of 2018 and the portfolio's designation as held for sale during the first two quarters of 2018. The decrease in loan losses in 2017 was due primarily to the reversal of approximately $283 million of allowance on loans receivable due to the designation of our U.S. consumer credit portfolio as held for sale.

The consumer loans receivable balance as of December 31, 2018, 2017, and 2016 was $704 million, $326 million, and $5.1 billion, respectively, reflecting a year-over-year increase of 116% from 2017 to 2018 and a decrease of 94% from 2016 to 2017. The increase in consumer loan receivables in 2018 was due to growth in international markets. Approximately 93% of our consumer loans receivables outstanding as of December 31 2018 and December 31, 2017 were due from consumers in the U.K. The decrease in consumer loan receivables in 2017 was due to the designation of U.S. consumer credit portfolio as held for sale.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2018	2017
Percent of consumer loans and interest receivables current	94.9%	96.0%
Percent of consumer loans and interest receivables > 90 days outstanding(1)	1.7%	1.2%
Net charge off rate(2)	3.1%	3.9%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer.
(2) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the year.

We offer business financing solutions to certain small- and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding as of December 31, 2018, 2017, and 2016, net of participation interest sold, were $1.9 billion, $1.0 billion, and $558 million, respectively, reflecting a year-over-year increase of 85% from 2017 to 2018 and an increase of 81% from 2016 to 2017. The increase in merchant receivables in 2018 was due to growth in our PayPal Business Loan (“PPBL”) portfolio and an increase in the availability of our PayPal Working Capital (“PPWC”) product. Approximately 87% and 10% of our merchant receivables outstanding as of December 31 2018 were due from merchants in the U.S. and U.K. as compared to 83% and 13% as of December 31, 2017, respectively. The increase in merchant receivables in 2017 was due to the acquisition of Swift, which included their pre-existing loan receivables portfolio, and an increase in the availability of our PPWC product domestically and internationally.

The following table provides information regarding the credit quality of our merchant receivables:

	December 31,
	2018(1)	2017
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	91.0%	87.4%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.7%	5.5%
(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

Modifications to the acceptable risk parameters of our PayPal credit products for the periods presented did not have a material impact on our loans and interest receivables. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the consolidated financial statements, and “Item 1A. Risk Factors” under the caption—“Some of our credit products expose us to additional risks.” included elsewhere in this Annual Report on Form 10-K.

Customer support and operations

Customer support and operations expenses include costs incurred to provide 24-hour call support to our customers, our site operations, and other infrastructure costs incurred to support our Payments Platform, costs to support our trust and security programs protecting our merchants and consumers, and other costs incurred related to the delivery of our products.

Customer support and operations costs increased $118 million, or 9%, in 2018 compared to 2017 and increased $97 million, or 8%, in 2017 compared to 2016. The increase in 2018 was primarily attributable to an increase in employee-related expenses and platform infrastructure expenses to support the growth in our active accounts and the number of payment transactions occurring on our Payments Platform, partially offset by a decrease in contractor and consulting expenses. Our acquisitions completed in 2018 and 2017 collectively contributed approximately one percentage point to the growth rate in 2018. The increase in 2017 was due primarily to an increase in network infrastructure expenses and contractor and employee related expenses to support the growth in our active accounts and the number of payment transactions occurring on our Payments Platform.

Sales and marketing

Sales and marketing expenses consist primarily of customer acquisition, business development, advertising, marketing programs, and employee compensation and contractor costs to support these programs.

Sales and marketing expenses increased $185 million, or 16%, in 2018 compared to 2017 and increased $159 million, or 16%, in 2017 compared to 2016. The increase in 2018 and 2017 was due primarily to higher employee-related expense and higher spend on external marketing campaigns. Our acquisitions completed in 2018 and 2017 collectively contributed approximately seven percentage points to the growth rate in 2018.

Product development

Product development expenses consist primarily of employee compensation and contractor costs that are incurred in connection with the development of our Payments Platform, new products, and the improvement of our existing products. Product development expenses exclude software and website development costs that are capitalized. The amortization of developed technology is included in depreciation and amortization expense.

Product development expenses increased $118 million, or 12%, in 2018 compared to 2017 and increased $119 million, or 14%, in 2017 compared to 2016. The increase in 2018 and 2017 was due primarily to an increase in employee-related expenses. The increase in 2018 was also attributable to an increase in contractor and consulting expenses. Our acquisitions completed in 2018 and 2017 collectively contributed approximately two percentage points to the growth rate in 2018.
General and administrative
General and administrative expenses consist primarily of costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive, and other support operations. Our legal expenses, including those related to ongoing legal and regulatory proceedings, settlements, judgments, and fines, may fluctuate substantially from period to period.

General and administrative expenses increased $296 million, or 26%, in 2018 compared to 2017 and increased $127 million, or 12%, in 2017 compared to 2016. The increase in 2018 was due primarily to an increase in employee-related expenses, professional service expenses, and facilities cost. Additional expenses incurred to support our mergers and acquisitions and the sale of our U.S. consumer credit receivables portfolio also contributed to the growth rate in 2018. Our acquisitions completed in 2018 and 2017 collectively contributed approximately five percentage points to the growth rate in 2018. The increase in 2017 was due primarily to an increase in employee-related expenses and professional service expenses, and continued investments in compliance programs.

Depreciation and amortization

The primary components of our depreciation and amortization expenses include the depreciation and amortization of software, including the amortization of capitalized software and website development costs, depreciation of equipment used to deliver our services, and amortization of acquired intangible assets.

Depreciation and amortization expenses decreased $29 million, or 4%, in 2018 compared to 2017, and increased $81 million, or 11%, in 2017 compared to 2016. The decrease in 2018 was primarily attributable to fully depreciated assets partially offset by an increase in amortization of acquired intangibles due to acquisitions completed in 2018 and 2017, which contributed seven percentage points to the growth rate. The increase in 2017 was due primarily to additional depreciation expenses associated with investments in our technology platform. Additionally, the increase in depreciation and amortization in 2017 was partially attributable to an impairment charge of $30 million related to a portion of our acquired TIO customer-related intangible assets. For additional information, see “Note 5—Goodwill and Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Restructuring and other charges

Restructuring and other charges primarily consist of restructuring expenses and cost adjustments related to our loans and receivables, held for sale portfolio. Restructuring and other charges increased by $177 million in 2018 compared to 2017 due to an increase of $152 million in cost adjustments, which were primarily driven by charge-offs against loans and interest receivables, held for sale portfolio, prior to its sale in July 2018, and a net loss of $40 million incurred at the conclusion of this sale. Restructuring and other charges increased by $132 million in 2017 compared to 2016 due to restructuring charges of $40 million and cost adjustments of $92 million, which were driven by charge-offs against our U.S. consumer credit receivables portfolio subsequent to its designation as held for sale in November 2017.

In the first quarter of 2018 and 2017, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $25 million and $40 million, respectively. The reduction approved in the first quarter of 2018 also included restructuring charges related to the decision to wind down TIO operations. We incurred employee and severance benefits expenses under both the 2018 and 2017 strategic reductions, which were substantially completed by the end of 2018 and 2017, respectively. No restructuring expenses were recognized in 2016.

Other income (expense), net

Other income (expense), net increased $109 million, or 149%, in 2018 compared to 2017, and increased $28 million, or 62%, in 2017 compared to 2016. The increase in 2018 was primarily driven by net unrealized gains on equity investments due to the favorable impact of observable price changes, which contributed $86 million (including $55 million in the fourth quarter). Additionally, the increase was attributable to growth in interest income of $83 million due to higher interest rates and increase in corporate cash, partially offset by an increase of $70 million in interest expense associated with higher amounts of notes payable outstanding under our credit agreements. The increase in 2017 was primarily driven by an increase in interest income.

Income tax expense

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).

In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate of discrete net tax expense of $180 million for the period ended December 31, 2017. This discrete expense consisted of provisional estimates of $1,468 million net expense for the Transition Tax payable in installments over eight years, $1,295 million net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $7 million net expense for remeasurement of our deferred tax assets/liabilities for the corporate rate reduction and changes in our valuation allowance.

During the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Act. We recognized additional discrete net tax expense of $20 million to the provisional amounts recorded at December 31, 2017 for the enactment-date effects of the Tax Act, for a total of $200 million of discrete net tax expense. The $200 million of total discrete net expense consists of $1,490 million of net federal and state Transition Tax, the majority of which is payable in installments over eight years, $1,295 million net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $5 million net expense for remeasurement of our deferred tax assets and liabilities for the corporate rate reduction and changes in our valuation allowance. We elected to account for GILTI as a current-period expense when incurred. Legislation and clarifying guidance is expected to continue to be issued by the U.S. Treasury and various states in 2019, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense.

Our effective tax rate was 13% in 2018, 18% in 2017, and 14% in 2016. The decrease in our effective tax rate in 2018 was primarily due to a favorable shift in earnings and discrete net tax expense recorded for U.S. tax reform in 2017, partially offset by reduced tax benefits for U.S. expenses in 2018 due to the lower U.S. tax rate. The increase in our effective tax rate in 2017 was primarily due to discrete net tax expense recorded for U.S. tax reform, partially offset by the adoption of the new stock-based compensation accounting standard in 2017. See “Note 16—Income Taxes” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our effective tax rate.

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts that create differences between the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to the requirements of Regulation S-K, the following portion of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

We present non-GAAP financial measures to enhance an investor’s evaluation of our operating results and to facilitate meaningful comparisons of our results between periods. Management uses these non-GAAP financial measures to, among other things: evaluate our operations, for internal planning and forecasting purposes, and in the calculation of performance-based compensation.

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

The following tables provide reconciliations of our consolidated non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
GAAP net revenues	$15,451	$13,094	$10,842
Other(1)	—	(39)	—
Non-GAAP net revenues	$15,451	$13,055	$10,842
(1) Elimination of allowance on interest receivable due to the U.S. consumer credit portfolio designation as held for sale.

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
GAAP operating income	$2,194	$2,127	$1,586
Stock-based compensation expense and related employer payroll taxes	920	761	455
Amortization of acquired intangible assets(1)	146	129	133
Restructuring	25	40	—
Other(2)	40	(302)	—
Acquisition related transaction expense	24	—	—
Total non-GAAP operating income adjustments	1,155	628	588
Non-GAAP operating income	$3,349	$2,755	$2,174
Non-GAAP operating margin	22%	21%	20%
(1) Includes $30 million impairment related to a portion of acquired TIO customer-related intangible assets in 2017.
(2) Includes net loss ($40 million) related to the sale of our U.S. consumer credit receivables portfolio for the year ended December 31, 2018. Includes elimination of allowance on loans receivable ($283 million), allowance on interest receivable ($39 million) due to the designation of the U.S. consumer credit portfolio as held for sale, certain fees associated with the sale of the portfolio ($5 million), and impairment of an investment in an intellectual property fund ($15 million) for the year ended December 31, 2017.

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
GAAP income before income taxes	$2,376	$2,200	$1,631
GAAP income tax expense	319	405	230
GAAP net income	2,057	1,795	1,401
Non-GAAP adjustments to net income:
Non-GAAP operating income adjustments (see table above)	$1,155	$628	$588
Other(1)	43	224	—
Tax effect of non-GAAP adjustments	(342)	(329)	(164)
Non-GAAP net income	$2,913	$2,318	$1,825

GAAP income tax expense	$319	$405	$230
Non-GAAP tax adjustments	299	105	164
Non-GAAP income tax expense	$618	$510	$394

GAAP net income per diluted share	$1.71	$1.47	$1.15
Non-GAAP net income per diluted share	$2.42	$1.90	$1.50
Shares used in GAAP diluted share calculation	1,203	1,221	1,218
Shares used in non-GAAP diluted share calculation	1,203	1,221	1,218

GAAP effective tax rate	13%	18%	14%
Tax effect of non-GAAP adjustments to net income	5%	—%	4%
Non-GAAP effective tax rate	18%	18%	18%
(1) Years ended December 31, 2018 and 2017 include tax expense related to the Tax Act ($20 million and $180 million, respectively) and intra-entity transfer of intellectual property ($23 million and $44 million, respectively).

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

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by operating activities(1)	$5,483	$2,531	$3,158
Less: Purchases of property and equipment	(823)	(667)	(669)
Free cash flow(1)	$4,660	$1,864	$2,489
(1) The year ended December 31, 2018 includes a positive impact of approximately $1.4 billion due to the completion of the sale of our US consumer credit receivables portfolio in July 2018. The year ended December 31, 2017 includes a negative impact of approximately $1.3 billion due to the change in presentation of the U.S. consumer credit receivables portfolio subsequent to its designation as held for sale in November 2017.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions, working capital, and other cash needs. The following table summarizes the cash, cash equivalents, and investments as of December 31, 2018 and December 31, 2017:

	Year Ended December 31,
	2018	2017
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$9,710	$7,487
(1) Excludes assets related to customer accounts of $20.1 billion and $18.2 billion at December 31, 2018 and December 31, 2017, respectively.
(2) Excludes total restricted cash of $77 million and $81 million at December 31, 2018 and December 31, 2017, respectively, and equity investments of $293 million and $88 million as of December 31, 2018 and December 31, 2017, respectively.

Foreign Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments held by our foreign subsidiaries were $8.7 billion as of December 31, 2018 and $6.1 billion at December 31, 2017, or 89% and 81% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2018, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, GILTI, or the one-time Transition Tax as further discussed in “Note 16—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Subsequent repatriations will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers' requirements to access their cash while simultaneously meeting our regulatory financial ratios commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Credit Facilities

In the fourth quarter of 2017, we entered into a credit agreement (“2017 Credit Agreement”) that provided for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings. In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amends and restates in its entirety the 2017 Credit Agreement. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to four separate borrowings. Funds borrowed under the Amended Credit Agreement may be used to repurchase equity securities from shareholders, to repay intercompany debt, and for other general corporate purposes of the Company and our subsidiaries. Amounts available under the Amended Credit Agreement may be borrowed until April 2019, subject to customary borrowing conditions, and the Amended Credit Agreement will terminate in November 2019.

In the first quarter of 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement, which were in addition to the outstanding balance of $1.0 billion as of December 31, 2017. In the second quarter of 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. The borrowings outstanding as of December 31, 2018 and 2017 bore interest at LIBOR of one month plus a margin of 1.125% resulting in a weighted average interest rate of 3.34% and 2.78%, respectively. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. Accordingly, at December 31, 2018, $3.0 billion of borrowing capacity was available in up to four drawdowns for the purposes permitted by the Amended Credit Agreement, subject to customary conditions to borrowing.

In 2015, we entered into a credit agreement (“2015 Credit Agreement” and, collectively with the Amended Credit Agreement, the “Credit Agreements”) that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. We may, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The 2015 Credit Agreement will terminate in July 2020.

During the third quarter of 2017, we drew down $800 million under the 2015 Credit Agreement, which was repaid during the fourth quarter of 2017. The borrowing bore interest at LIBOR of one month plus a margin of 1.125% resulting in a weighted-average interest rate of 2.36%. As of December 31, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at December 31, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement, subject to customary conditions to borrowing.

We also maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $300 million in the aggregate. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2018, no amounts were outstanding under these facilities, and therefore, approximately $300 million of borrowing capacity was available, subject to customary conditions to borrowing.

For additional information regarding the terms of our credit facilities, refer to “Note 12—Notes Payable” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of December 31, 2018, we had a total of $4.3 billion in cash withdrawals offsetting our $4.3 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for Credit Portfolio Growth

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit for European and U.S. credit activities. As of December 31, 2018, the cumulative amount approved by management to be designated for credit activities aggregated to $1.5 billion and represented approximately 26% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. No additional amount has been designated for corporate usage by management during the year ended December 31, 2018. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro rata allowances including, unamortized deferred origination costs and estimated collectible interest and fees. In July 2018, we completed the transaction for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term receivable in the amount of $426 million, which was recorded at that time at its present value of $261 million. Following the closing of this transaction, Synchrony Bank became the exclusive issuer of the PayPal credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables).

Credit Ratings

As of December 31, 2018, we continue to be rated investment grade by Standard and Poor's Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under the Credit Agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, was 0.18% of TPV. Historical trends may not be an indication of future results.

Acquisitions and Stock Repurchases

In July 2018, we completed our acquisition of Simility for approximately $107 million in cash. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally.

In September 2018, we completed our acquisition of iZettle for approximately $2.1 billion in cash (net of cash acquired of $103 million) and $22 million in equity. We acquired iZettle to expand our in-store presence and strengthen our Payments Platform to help small businesses around the world grow and thrive in an omnichannel retail environment.

In November 2018, we completed our acquisition of Hyperwallet for approximately $399 million in cash. We acquired Hyperwallet to enhance our payout capabilities and improve our ability to provide an integrated suite of payment solutions to ecommerce platforms and marketplaces around the world.

During the year ended December 31, 2018, we repurchased approximately $2.5 billion of our common stock through open market repurchases and approximately $1.0 billion pursuant to an accelerated share repurchase agreement under our stock repurchase programs. As of December 31, 2018, a total of approximately $11.5 billion remained available for future repurchases of our common stock under our stock repurchase programs. During the year ended December 31, 2017, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of December 31, 2017, a total of approximately $5.0 billion remained available for future repurchases of our common stock under our stock repurchase programs. Our programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from cash from operations or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without notice.

Other Considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations and Financial Condition” and “Note 13—Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of these and other risks facing our business.

We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to fund our operating activities, anticipated capital expenditures, and our credit products for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, repurchase shares under our share repurchase programs, or reduce our cost of capital.

Cash Flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$5,483	$2,531	$3,158
Investing activities	840	(4,485)	(5,904)
Financing activities	(1,262)	4,084	2,038
Effect of exchange rates on cash, cash equivalents, and restricted cash	(113)	36	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,948	$2,166	$(708)

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

We generated cash from operating activities of $5.5 billion in 2018 primarily due to operating income of approximately $2.2 billion and the positive impact of $1.4 billion of changes in the loans and interest receivable, held for sale, net following the sale of our U.S. consumer credit receivables portfolio. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.6 billion during 2018. Adjustments for non-cash expenses related to the provision for transaction and loan losses were approximately $1.3 billion and cost basis adjustments to loans and interest receivable held for sale were $244 million during 2018. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $708 million, primarily related to actual cash transaction losses incurred during the period.

We generated cash from operating activities of $2.5 billion in 2017 due primarily to operating income of approximately $2.1 billion. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.5 billion during 2017. Adjustments for non-cash expenses related to the provision for transaction and loan losses were approximately $1.0 billion during 2017. The cash generated from operating activities was negatively impacted by adjustments for non-cash expenses related to deferred income taxes of approximately $1.3 billion during 2017. The cash generated from operating activities was also negatively impacted by changes in working capital primarily related to loans and interest receivable held for sale, net of $1.3 billion due to changes in the presentation of originations and collections on loans within the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017, which were presented in operating activities instead of investing activities, offset by changes in other assets and liabilities of $634 million. Collections on the U.S. consumer credit portfolio for originations that occurred prior to November 2017 will continue to be reflected in investing activities.

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

Cash paid for income taxes in 2018, 2017, and 2016 was $328 million, $117 million, and $48 million, respectively.

Investing Activities

Cash flows from investing activities includes purchases, maturities and sales of investments, cash paid for acquisitions, purchases and sales of property and equipment, changes in principal loans receivable, and funds receivable.

We generated cash from investing activities of $840 million in 2018 due primarily to maturities and sales of investments of $21.9 billion, changes in principal loans receivable, net of $3.1 billion, and changes in funds receivable from customers of $1.1 billion. These cash inflows were offset by purchases of investments of $22.4 billion, acquisitions of $2.1 billion (net of cash and restricted cash acquired), and purchases of property and equipment of $823 million.

The net cash used in investing activities of $4.5 billion in 2017 was due primarily to purchases of investments of $19.4 billion, an increase in funds receivable of $1.6 billion (including the reclassification of $700 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents), changes in principal loans receivable portfolio (net of collections) originated through our consumer and merchant credit products (excluding originations and collections pertaining to the U.S. consumer credit portfolio from and after November 2017 which are presented in operating activities), of $920 million, acquisitions, net of cash acquired of $323 million, and purchases of property and equipment of $667 million. These net cash outflows were offset by maturities and sales of investments of $18.4 billion. Collections on the U.S. consumer credit portfolio for originations that occurred prior to November 2017 will continue to be reflected in investing activities.

The net cash used in investing activities of $5.9 billion in 2016 was due primarily to purchases of investments of $21.0 billion, increases in our loan receivable portfolio (net of collections) originated through our PayPal credit products of $1.5 billion, purchases of property and equipment of $669 million and net increases in funds receivable of $1.1 billion, including the reclassification of $800 million of European customer balances held in our Luxembourg banking subsidiary as cash and cash equivalents. These net cash outflows were offset by maturities and sales of investments of $18.4 billion.
Financing Activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, funds payable and amounts due to customers, and excess tax benefits from stock based compensation (for periods prior to 2017).

The net cash used in financing activities of $1.3 billion in 2018 was due primarily to the repurchase of $3.5 billion of our common stock under our stock repurchase programs, repayments of borrowings under financing arrangements of $1.1 billion, and tax withholdings related to net share settlement of equity awards of $419 million, partially offset by cash inflows from borrowings under financing arrangements of $2.1 billion and changes in funds payable and amounts due to customers of $1.6 billion.

The net cash provided by financing activities of $4.1 billion in 2017 was due primarily to increases in funds payable and amounts due to customers of $4.3 billion and borrowings of $1.8 billion. These cash inflows were partially offset by repayments of borrowings of $980 million (including a loan of $170 million assumed in connection with our acquisition of Swift), the repurchase of $1.0 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $166 million.

The net cash provided by financing activities of $2.0 billion in 2016 was due primarily to increases in funds payable and amounts due to customers of $3.0 billion, offset in part by the repurchase of $995 million of our common stock under our stock repurchase programs.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment.

Free cash flow was $4.7 billion in 2018, an increase of $2.8 billion from 2017. The increase in free cash flow during the period was due to an increase in cash generated from operating activities of $3.0 billion, which was primarily impacted by changes in the loans and interest receivable held for sale, net, due to the completion of the sale of that portfolio, partially offset by purchases of property and equipment, which were $156 million higher compared to the prior year. Free cash flow generated during 2018 was used for repurchasing our common stock under our stock repurchase programs, funding our credit portfolio, acquisitions, and general business purposes.

Free cash flow was $1.9 billion in 2017, a decrease of $625 million from 2016. The decrease in free cash flow during the period was primarily due to lower cash generated from operating activities of $627 million, which was impacted by the change in presentation from investing activities to operating activities of originations and collections on the U.S. consumer credit portfolio subsequent to its designation as held for sale in November 2017. Free cash flow generated during 2017 was used for repurchasing our common stock under our stock repurchase programs, funding our credit portfolio, acquisitions, and general business purposes.

Free cash flow is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a reconciliation to the most directly comparable GAAP financial measure.

Effect of Exchange Rates on Cash, Cash Equivalents, and Restricted Cash

We had a negative effect of currency exchange rates on cash, cash equivalents, and restricted cash during 2018 of $113 million, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar and to a lesser extent, the Euro. The positive effect of currency exchange rates on cash, cash equivalents, and restricted cash during 2017 of $36 million was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. Currency exchange rates did not have a material impact on cash, cash equivalents, and restricted cash in 2016.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Future Liquidity and Obligations

As of December 31, 2018, approximately $1.8 billion of unused credit was available to PayPal Credit account holders compared to $26.4 billion of unused credit as of December 31, 2017. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness. The decrease in unused credit in 2018 as compared to 2017 was due to the sale of our U.S. consumer credit portfolio.

Prior to the completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, when a consumer funded a purchase in the U.S. using a PayPal credit product issued by a chartered financial institution, the chartered financial institution extended credit to the consumer, funded the extension of credit at the point of sale, and advanced funds to the merchant. We purchased the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bore the risk of loss in the event of loan defaults. Although the chartered financial institution continued to own each customer account, we owned the related receivable (excluding participation interests sold) and were responsible for all servicing functions related to the account. Subsequent to the completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, we no longer purchase the receivables related to U.S. consumer loans extended by the chartered financial institution.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2018 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Total
Payments Due During the Year Ending December 31,	(In millions)
2019	$320	$124	$39	$483
2020	78	111	114	303
2021	11	96	114	221
2022	6	81	114	201
2023	5	63	212	280
Thereafter	19	189	638	846
	$439	$664	$1,231	$2,334
The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services and construction contracts), and other goods and services entered into in the ordinary course of business.

•
Operating lease amounts include minimum rental payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•
Transition Tax represents the one-time mandatory tax on previously deferred foreign earnings under the Tax Act, as further discussed in “Note 16—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $615 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheets as of December 31, 2018.
Seasonality
The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2018, 2017, or 2016 accounted for more than 30% of annual net revenue.

Critical Accounting Policies and Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit, Risk, and Compliance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.

A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated, and provides material information to investors. The amounts used to assess sensitivity are included to allow users of this report to understand a general direction cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

Transaction and loan losses

Transaction and loan losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and loan losses fluctuate depending on many factors, including: total TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include our PayPal Credit consumer product and merchant loans and advances arising from our PPWC and PPBL products.
We establish allowances for estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, ACH returns, buyer protection program claims, account takeovers, and account overdrafts. Additions to the allowance, in the form of provisions, are reflected in transaction and loan losses in our consolidated statements of income. The allowances are monitored regularly and are updated based on actual claims data. The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types.

We also establish an allowance for loans receivable, which represents our estimate of probable incurred loan losses inherent in our merchant loans and advances and consumer loans receivable. Increases to the allowance for loans receivable are reflected as transaction and loan losses in our consolidated financial statements. This evaluation process is subject to numerous estimates and judgments. In connection with the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, and the designation of that portfolio as held for sale in November 2017, we released corresponding allowances against those loans and interest receivable balances. No allowances were established on any newly originated U.S. consumer loan receivables from and after November 2017. Adjustments to the cost basis of this portfolio, which are primarily driven by charge offs, are recorded in restructuring and other charges in our consolidated statements of income. For our consumer loan receivables not subject to the sale agreements with Synchrony Bank, consisting primarily of our international consumer receivables, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to the principal amount of our consumer loan receivables for each stage of delinquency, from current to 180 days past the payment due date, in order to estimate the principal loans which have incurred losses and are probable to be charged off. For merchant loans and advances receivable the allowance is primarily based on principal balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model.
The allowance for loss against the interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable are reflected as a reduction of net revenues in our consolidated statements of income. Increases to the allowance for fees receivable are recognized as a reduction in deferred revenues included in other current liabilities in our consolidated balance sheets.

Determining appropriate allowances for these losses is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2018, an aggregate ten percent increase in our transaction and loan loss rate would negatively impact transaction and loan losses by approximately $127 million.

Accounting for Income Taxes

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through new provisions under the Tax Act such as the new GILTI tax and BEAT or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about, and intentions concerning, our future operations.
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. To the extent deferred tax assets are not expected to be realized, we record a valuation allowance.
We recognize and measure uncertain tax positions in accordance with U.S. GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Based on our results for the year ended December 31, 2018, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $24 million.

Loss Contingencies

We are currently involved in various claims, legal proceedings, and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violation and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Revenue Recognition

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants, which require judgment to determine whether the payments should be recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Valuation of Goodwill and Intangibles

The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any non-controlling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Impairment testing for assets, other than goodwill and indefinite-lived intangible assets, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.
We evaluate goodwill and intangible assets for impairment on an annual basis, or sooner if indicators of impairment exist. Under U.S. GAAP, the evaluation of indefinite-lived intangible assets for impairment allows for a qualitative assessment to be performed, which is similar to the U.S. GAAP for evaluating goodwill for impairment. In performing these qualitative assessments, we consider relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors, and our market capitalization. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible assets are less than their carrying amounts, we must perform a quantitative impairment test.
Under the quantitative impairment test, if the carrying amount of the reporting unit goodwill or indefinite-lived intangible asset exceeds the implied fair value of the respective reporting unit goodwill or indefinite-lived intangible asset, an impairment loss is recorded in the statement of income. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, present value techniques of estimated future cash flows, valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and investment risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign currency derivative activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our consolidated balance sheets as customer accounts.

As of December 31, 2018 and 2017, approximately 78% and 39%, respectively, of our total cash, cash equivalents, and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the fourth quarter of 2017, we entered into an unsecured $3.0 billion, 364 day delayed-draw term loan credit facility, which was available in up to three borrowings (“2017 Credit Agreement”). In the fourth quarter of 2018, we entered into an amended and restated credit agreement (“Amended Credit Agreement”), which provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to four separate borrowings. In the third quarter of 2015, we entered into a $2.0 billion senior unsecured credit facility maturing in 2020 (“2015 Credit Agreement”). We also maintain uncommitted credit facilities in various regions throughout the world with borrowing capacity of approximately $300 million in the aggregate.

Borrowings under the Amended Credit Agreement and 2015 Credit Agreement, if any, bear interest at floating rates. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2018, we had $2.0 billion of borrowings outstanding under the Amended Credit Agreement at a weighted average interest rate of 3.34%. Accordingly, at December 31, 2018, $3.0 billion of borrowing capacity was available for the purposes permitted by the Amended Credit Agreement, subject to customary conditions to borrowing. As of December 31, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement or our uncommitted credit facilities.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers of our credit products to us, or to lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowance for loan and interest receivable, which could have an adverse effect on our net income.

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at December 31, 2018 and 2017.

Foreign Currency Exchange Rate Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency exchange rate risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies.

We have a foreign currency exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 10—Derivative Instruments” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in AOCI until the forecasted transaction affects earnings at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2018 and 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $707 million and $536 million lower, respectively. If the U.S. dollar strengthened by 20% at December 31, 2018 and 2017, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $707 million and $536 million higher, respectively.

We have an additional foreign currency exchange management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts.

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $295 million and $243 million at December 31, 2018 and 2017, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of December 31, 2018 would have positively impacted income before income taxes by approximately $308 million, resulting in a net positive impact of approximately $13 million. Foreign currency exchange contracts in place as of December 31, 2017 would have positively impacted income before income taxes by approximately $211 million, resulting in a net negative impact of approximately $32 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Investment Risk

As of December 31, 2018 and 2017, our equity investments totaled $293 million and $88 million, respectively, which represented approximately 3% and 1% of our total cash and investment portfolio at those dates, respectively, and were related to minority equity interests in companies that are not publicly traded. As of December 31, 2018 and 2017, we did not hold any marketable equity instruments. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent sales and acquisitions of the securities in which we have invested, and other publicly available data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2018, 2017, and 2016 and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10‑K are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective.
Management's report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets	68
Consolidated Statements of Income	69
Consolidated Statements of Comprehensive Income	70
Consolidated Statements of Stockholders' Equity	71
Consolidated Statements of Cash Flows	72
Notes to Consolidated Financial Statements	74

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	121
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 7, 2019

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,575	$2,883
Short-term investments	1,534	2,812
Accounts receivable, net	313	283
Loans and interest receivable, net of allowances of $172 in 2018 and $129 in 2017	2,532	1,314
Loans and interest receivable, held for sale	—	6,398
Funds receivable and customer accounts	20,062	18,242
Prepaid expenses and other current assets	947	713
Total current assets	32,963	32,645
Long-term investments	971	1,961
Property and equipment, net	1,724	1,528
Goodwill	6,284	4,339
Intangible assets, net	825	168
Other assets	565	133
Total assets	$43,332	$40,774
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$281	$257
Notes payable	1,998	1,000
Funds payable and amounts due to customers	21,562	19,742
Accrued expenses and other current liabilities	2,002	1,781
Income taxes payable	61	83
Total current liabilities	25,904	22,863
Deferred tax liability and other long-term liabilities	2,042	1,917
Total liabilities	27,946	24,780
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,174 and 1,200 shares outstanding as of December 31, 2018 and 2017, respectively	—	—
Treasury stock at cost, 91 and 47 shares as of December 31, 2018 and 2017, respectively	(5,511)	(2,001)
Additional paid-in-capital	14,939	14,314
Retained earnings	5,880	3,823
Accumulated other comprehensive income (loss)	78	(142)
Total equity	15,386	15,994
Total liabilities and equity	$43,332	$40,774
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions, except for per share amounts)
Net revenues	$15,451	$13,094	$10,842
Operating expenses:
Transaction expense	5,581	4,419	3,346
Transaction and loan losses	1,274	1,011	1,088
Customer support and operations	1,482	1,364	1,267
Sales and marketing	1,313	1,128	969
Product development	1,071	953	834
General and administrative	1,451	1,155	1,028
Depreciation and amortization	776	805	724
Restructuring and other charges	309	132	—
Total operating expenses	13,257	10,967	9,256
Operating income	2,194	2,127	1,586
Other income (expense), net	182	73	45
Income before income taxes	2,376	2,200	1,631
Income tax expense	319	405	230
Net income	$2,057	$1,795	$1,401

Net income per share:
Basic	$1.74	$1.49	$1.16
Diluted	$1.71	$1.47	$1.15

Weighted average shares:
Basic	1,184	1,203	1,210
Diluted	1,203	1,221	1,218
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income	$2,057	$1,795	$1,401
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(68)	43	(15)
Unrealized (losses) gains on investments, net	(1)	(7)	11
Tax benefit (expense) on unrealized gains (losses) on investments, net	1	1	(1)
Unrealized gains (losses) on hedging activities, net	293	(242)	74
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(5)	4	(1)
Other comprehensive income (loss), net of tax	220	(201)	68
Comprehensive income	$2,277	$1,594	$1,469
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
Balances at December 31, 2015	1,224	$—	$13,100	$(9)	$668	$13,759
Net income	—	—	—	—	1,401	1,401
Foreign currency translation	—	—	—	(15)	—	(15)
Unrealized gains on investments, net	—	—	—	11	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(1)	—	(1)
Change in unrealized gains (losses) on hedging activities, net	—	—	—	74	—	74
Tax expense on unrealized gains on hedging activities, net	—	—	—	(1)	—	(1)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	10	—	(10)	—	—	(10)
Common stock repurchased	(27)	(995)	—	—	—	(995)
Stock-based compensation	—	—	449	—	—	449
Stock-based compensation tax impact	—	—	40	—	—	40
Balances at December 31, 2016	1,207	$(995)	$13,579	$59	$2,069	$14,712
Net income	—	—	—	—	1,795	1,795
Foreign currency translation	—	—	—	43	—	43
Unrealized losses on investments, net	—	—	—	(7)	—	(7)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	1
Change in unrealized gains (losses) on hedging activities, net	—	—	—	(242)	—	(242)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	4	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	13	—	(21)	—	—	(21)
Common stock repurchased	(20)	(1,006)	—	—	—	(1,006)
Stock-based compensation	—	—	756	—	—	756
Income tax adjustment for intra entity transfers	—	—	—	—	(41)	(41)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$(142)	$3,823	$15,994
Net income	—	—	—	—	2,057	2,057
Foreign currency translation	—	—	—	(68)	—	(68)
Unrealized losses on investments, net	—	—	—	(1)	—	(1)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	1
Change in unrealized gains (losses) on hedging activities, net	—	—	—	293	—	293
Tax expense on unrealized gains on hedging activities, net	—	—	—	(5)	—	(5)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	18	—	(251)	—	—	(251)
Common stock repurchased	(44)	(3,510)	(15)	—	—	(3,525)
Stock-based compensation	—	—	891	—	—	891
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$15,386
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$2,057	$1,795	$1,401
Adjustments:
Transaction and loan losses	1,274	1,011	1,088
Depreciation and amortization	776	805	724
Stock-based compensation	853	733	438
Deferred income taxes	(171)	(1,299)	52
Excess tax benefits from stock-based compensation	—	—	(40)
Cost basis adjustments to loans and interest receivable held for sale	244	92	—
Other	(172)	(25)	(24)
Changes in assets and liabilities:
Accounts receivable	(59)	12	(77)
Changes in loans and interest receivable held for sale, net	1,407	(1,308)	24
Transaction loss allowance for cash losses, net	(1,046)	(817)	(643)
Other current assets and non-current assets	(112)	(188)	(145)
Accounts payable	26	62	11
Income taxes payable	(44)	19	69
Other current liabilities and non-current liabilities	450	1,639	280
Net cash provided by operating activities	5,483	2,531	3,158
Cash flows from investing activities:
Purchases of property and equipment	(823)	(667)	(669)
Proceeds from sales of property and equipment	3	—	—
Changes in principal loans receivable, net	3,121	(920)	(1,523)
Purchases of investments	(22,381)	(19,418)	(21,041)
Maturities and sales of investments	21,898	18,448	18,429
Acquisitions, net of cash and restricted cash acquired	(2,124)	(323)	(19)
Funds receivable	1,146	(1,605)	(1,081)
Net cash provided by (used in) investing activities	840	(4,485)	(5,904)
Cash flows from financing activities:
Proceeds from issuance of common stock	144	144	109
Purchases of treasury stock	(3,520)	(1,006)	(995)
Excess tax benefits from stock-based compensation	—	—	40
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(419)	(166)	(118)
Borrowings under financing arrangements	2,075	1,800	—
Repayments under financing arrangements	(1,115)	(980)	(21)
Funds payable and amounts due to customers	1,573	4,292	3,023
Net cash (used in) provided by financing activities	(1,262)	4,084	2,038
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(113)	36	—
Net change in cash, cash equivalents, and restricted cash	4,948	2,166	(708)
Cash, cash equivalents, and restricted cash at beginning of period	8,285	6,119	6,827
Cash, cash equivalents, and restricted cash at end of period	$13,233	$8,285	$6,119

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$69	$6	$4
Cash paid for income taxes, net	$328	$117	$48

The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$7,575	$2,883	$1,590
Short term investments	16	15	17
Funds receivable and customer accounts	5,642	5,387	4,512
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$13,233	$8,285	$6,119
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform and using any device. We also facilitate person-to-person payments through our PayPal, Venmo, and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products, compose our proprietary Payments Platform. The terms “we,” “our,” “us,” “the Company,” and “PayPal” mean PayPal Holdings, Inc. and, unless otherwise expressly stated or the context requires, its subsidiaries.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including how such laws and regulations are interpreted and implemented, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of PayPal and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee's results of operations is included in other income (expense), net on our consolidated statements of income and our investment balance is included in long-term investments on our consolidated balance sheets. Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our consolidated statements of income and our investment balance is included in long-term investments on our consolidated balance sheets.
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the consolidated financial statements for all periods presented. We have evaluated all subsequent events through the date the financial statements were issued. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2018.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Long-term investments include corporate debt securities, government and agency securities and equity investments with maturities exceeding one year. Corporate debt securities and government and agency securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as further discussed in “Note 7—Funds Receivable and Customer Accounts” and “Note 8—Investments.” The changes in fair value related to initial measurement and subsequent changes in fair value are included in earnings as a component of other income (expense), net.

Our equity investments consist primarily of minority equity interests in companies that are not publicly traded where we do not have the ability to exercise significant influence, or have control over the investee, and are reported in long-term investments on our consolidated balance sheets. For our equity investments that do not have a readily determinable fair value, we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our consolidated statements of income. Our investments where we have the ability to exercise significant influence, but not control, over the investee are accounted for as equity method investments, are reported in long-term investments on our consolidated balance sheets and our share of the investee's results of operations is included in other income (expense), net. The equity method investments are subject to periodic testing for other-than-temporary impairment.

We assess whether an impairment loss on our Measurement Alternative investments and an other-than-temporary impairment loss on our debt securities and equity method investments has occurred due to declines in fair value or other market conditions. If any impairment is identified for Measurement Alternative investments or impairment is considered other than temporary for our debt securities and equity method investments, we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, and whether we expect to recover the entire amortized cost basis of the security (that is, whether a credit loss exists).

Loans and interest receivable, held for sale
In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of the decision from our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale, and recorded at the lower of cost or fair value, determined on an aggregate basis. Following the closing of this transaction in July 2018, Synchrony Bank became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. We no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables) and thus, no longer record these receivables on our consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables, and it is recorded in revenue from other value added services on our consolidated financial statements. This transaction was accounted for as a true sale based on our determination that it met all the necessary criteria for such accounting, including legal isolation for transferred assets, ability of the transferee to pledge or exchange the transferred assets without constraint, and the transfer of control. We also concluded that our continuing involvement in the revenue share arrangement does not invalidate this determination.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans and interest receivable, held for sale, represents consumer receivables originated under PayPal credit consumer accounts that were subject to the sale agreement with Synchrony Bank. Until the transaction with Synchrony Bank closed, we continued to work with independent chartered financial institutions to extend credit to U.S. consumers using our PayPal credit product. We purchased the related receivables extended by an independent chartered financial institution and were responsible for the related servicing functions. During the years ended December 31, 2018 and 2017, we purchased approximately $4.7 billion and $8.7 billion, respectively, in U.S. consumer credit receivables.

As part of the arrangements we had with the independent chartered financial institutions in the U.S., we sold back a participation interest in the pool of U.S. consumer receivables outstanding under PayPal Credit consumer accounts. For these arrangements, gains or losses on the sale of the participation interest were not material as the carrying amount of the participation interest sold approximated the fair value at time of transfer. However, we had a separate arrangement with certain investors under which we sold to these investors a participation interest in certain U.S. consumer loans receivable that we purchased where the consideration received exceeded the carrying amount of the participation interest sold, which resulted in a gain reflected as net revenues in our consolidated financial statements. The independent chartered financial institution and other investors had no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors had the same priority to the interests held by us and were subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables. All risks of loss were shared pro rata based on participation interests held among all participating stakeholders. We applied a control-oriented, financial-components approach and accounted for the asset transfer as a sale and derecognized the portion of the participation interest for which control had been surrendered. In connection with its purchase of our U.S. consumer credit receivable portfolio, Synchrony Bank also acquired the participation interests in the pool of consumer receivables held by the chartered financial institution and other investors.

The terms of our consumer relationships require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and consumer loans not classified as held for sale. In the U.S., we partner with independent chartered financial institutions that extend credit to the consumer (up through the completion of the sale of our U.S. consumer credit portfolio to Synchrony Bank), or to the merchant using our PPWC product or PPBL product, and purchase the related receivables extended by the independent chartered financial institutions. During the years ended December 31, 2018 and 2017, we purchased approximately $3.3 billion and $1.5 billion, respectively, in merchant receivables.

For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and loans in Germany through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary.

As part of our arrangements with independent chartered financial institutions in the U.S., we sell back a participation interest in the pool of merchant receivables. For these arrangements, gains or losses on the sale of the participation interest are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. The independent chartered financial institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution and other investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of the participation interest for which control has been surrendered.

Loans, advances, and interest and fees receivable are reported at their outstanding principal balances, net of any participation interest sold and pro rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We maintain the servicing rights for the entire pool of consumer and merchant receivables outstanding and receive a fee approximating the fair value for servicing the assets underlying the participation interest sold.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents management’s estimate of incurred losses inherent in our portfolio of loans and receivables, net. Increases to the allowance for loans receivables are reflected as a component of transaction and loan losses in our consolidated financial statements. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and principle judgments.

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

In connection with our agreement to sell our U.S. consumer credit receivables to Synchrony Bank and the designation of that portfolio as held for sale, in November 2017, we reversed the corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loans and interest receivables, held for sale were not established. Adjustments to the cost basis of this portfolio until the sale was completed, which were primarily driven by charge-offs, were recorded in restructuring and other charges in our consolidated statements of income.

For merchant loans and advances receivable, the allowance is primarily based on principal balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. The determination of delinquency, from current to 180 days past due, for principal balances related to merchant receivables outstanding is based on the current expected or contractual repayment period of the loan or advance and interest or fixed fee as compared to the original expected repayment period.

For our PPWC product, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For our PPBL product, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

The allowance for loss against interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable are reflected as a reduction of net revenues in our consolidated statements of income. Increases to the allowance for fees receivable are recognized as a reduction in deferred revenues included in other current liabilities in our consolidated balance sheet.

We charge off the receivables under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. We charge off the receivables under our PPBL product when the repayments are 180 days past due.

Bankrupt accounts are charged off within 60 days for merchants and 90 days for consumers after receipt of notification of bankruptcy. Consumer loans receivable past the payment due date continue to accrue interest until such time as they are charged off. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer accounts

We hold all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on our consolidated balance sheets as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we restrict the use of the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheets. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers.

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used to extend credit for European and U.S. credit activities. As of December 31, 2018, the cumulative amount approved by management to be designated for credit activities aggregated to $1.5 billion and represented approximately 26% of European customer balances potentially available for corporate use by us as determined by applying financial regulations maintained by the CSSF. On the date PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts in our consolidated balance sheets. No additional amount has been designated for corporate usage by management during the year ended December 31, 2018. The remaining assets underlying the customer balances remain separately classified as customer accounts in our consolidated balance sheets. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities, and foreign government and agency securities. See “Note 7—Funds Receivable and Customer Accounts” for additional information related to customer accounts.

Accordingly, we have generally presented changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts.

Funds receivable and funds payable

Funds receivable and funds payable arise due to the time required to initiate collection from and clear transactions through external payment networks. When customers fund their PayPal account using their bank account or a credit card or debit card, or withdraw funds from their PayPal account to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions and generally up to five business days for international transactions. In addition, a portion of our customers' funds are settled directly to their bank account. These funds are also classified as funds receivable and funds payable and arise due to the time required to initiate collection from and clear transactions through external payment networks. These funds are classified differently on our consolidated statement of cash flows as operating activities based on the nature of this activity.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2018 and 2017. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2018, we determined that no events occurred or circumstances changed from August 31, 2018 through December 31, 2018 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets consist of acquired customer-related intangible assets, marketing related intangibles, developed technology, and other intangible assets. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. No significant residual value is estimated for intangible assets.

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

Allowance for transaction losses and negative customer balances

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance of and credit losses from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, Automated Clearing House (“ACH”) returns, buyer protection program claims, account takeovers, and account overdrafts. This allowance represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual claims data reported by our claims processors and other actual data received. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types. Additions to the allowance are reflected as a component of transaction and loan losses in our consolidated statements of income. At December 31, 2018 and 2017, the allowance for transaction losses totaled $129 million and $92 million, respectively, and was included in accrued expenses and other current liabilities in our consolidated balance sheets.

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for ACH returns, debit card transactions, merchant-related chargebacks due to nondelivery, or unsatisfactory delivery of goods or services. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for uncollectible accounts. The allowance is estimated based on known facts and circumstances, internal factors including our experience with similar cases, and historical trends involving collection and write-off patterns. Negative customer balances are included in other current assets, net of the allowance in our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and loan loss in our consolidated statements of income. The allowance for negative customer balances was $215 million and $174 million at December 31, 2018 and 2017, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative instruments

We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we enter into foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. All outstanding derivatives are recognized in our consolidated balance sheets at fair value. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. Beginning in 2018, we evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item and if the critical terms are the same we conclude the hedge will be perfectly effective. Prior to and during 2018, we evaluated the effectiveness of some of our foreign currency exchange contracts on a monthly basis by comparing the change in the fair value of the derivative instruments with the change in the fair value of the forecasted cash flows of the hedged item. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedge and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.
We also hedge our economic exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. The gains and losses on the foreign exchange contracts economically offset gains and losses on the remeasurement of certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized in our consolidated balance sheets at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statements of income. Our hedging program is not designed or operated for trading or speculative purposes.

We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges and our non-designated derivatives that hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities in our consolidated statements of cash flows.

Our derivative instruments expose us to credit risk to the extent counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting counterparties to, and by spreading the risk across major financial institutions and by entering into collateral security arrangements. In addition, the potential risk of loss with one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 10—Derivative Instruments” for additional information related to the derivative instruments.

Fair value of financial instruments

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. As of December 31, 2018 and 2017, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, and funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from merchant and consumer financing activities for customers located in the U.S. and internationally. As of December 31, 2018 and 2017, one customer accounted for 26% and 16% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2018 and 2017. At December 31, 2018, one partner accounted for our long-term notes receivable balance, which represents 53% of other assets. During the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2018, 2017 and 2016, we earned approximately 17%, 20%, and 22% of revenue from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

Revenue recognition
See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $484 million, $438 million and $350 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Internal use software and website development costs

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our Payments Platform, are capitalized and amortized generally over an estimated useful life of one to three years and are recorded as depreciation and amortization. PayPal capitalized $301 million and $309 million of internally developed software and website development costs for the years ended December 31, 2018 and 2017, respectively. Amortization expense for these capitalized costs was $262 million, $262 million and $208 million for the years ended December 31, 2018, 2017 and 2016, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

We determine compensation expense associated with restricted stock units and performance based restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual option forfeitures.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

Many of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income. Revenues, costs, and expenses of our non-U.S. subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using daily exchange rates. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in our consolidated statements of income.

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

Other income (expense), net

Other income (expense), net includes interest income which consists of interest earned on corporate cash and cash equivalents in bank accounts and short-term and long-term investments, and interest expense which consists of interest expenses, fees and amortization of debt discount on our credit agreements. Other income (expense), net also includes observable price changes on our equity investments recorded using the Measurement Alternative and foreign exchange gains and losses.

Recent Accounting Guidance

In 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the guidance applicable to lessors do not apply. Additionally, in 2018, the FASB issued codification and targeted improvements to this guidance effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance on January 1, 2019, using a modified retrospective basis and will apply the optional practical expedients related to the transition. We estimate an increase of approximately $564 million for the right of use lease assets and lease liabilities associated with our operating leases upon adoption. We do not believe the adoption of this guidance will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments will reflect our current estimate of the expected credit losses and generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt the new guidance effective January 1, 2020. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact of and approach to adopting this new accounting guidance on our consolidated financial statements.

In 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance on January 1, 2019. Transition is on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2018, the FASB issued new guidance in response to tax reform that allows the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from accumulated other comprehensive income to retained earnings. If such an option is elected, transition can be applied either retrospectively to each period in which the effect of tax reform is recognized or applied with a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt the new guidance effective January 1, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In 2018, the FASB issued amended guidance to remove, modify and add disclosure requirements for fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In 2018, the FASB issued amended guidance on the disclosure requirements for defined benefit pension or other post-retirement plans. The amended guidance removes certain disclosure requirements and adds others including requiring disclosure related to interest credit ratings and changes in benefit obligations. This amendment is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and requires retrospective adoption for all periods presented. We are evaluating the impact this amended disclosure guidance may have on the footnotes to our consolidated financial statements.

In 2018, the FASB issued new accounting guidance intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. Capitalized implementation costs should be amortized over the term of the hosting arrangement and recorded in the same financial statement line items as amounts for the hosting arrangement. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. We are evaluating the impact this new accounting guidance will have on our consolidated financial statements.

Recently Adopted Accounting Guidance

In 2014, the FASB issued new accounting guidance related to revenue recognition, which was further updated in 2016 for reporting revenue on a gross versus net basis. This new guidance replaced all existing GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018 on a full retrospective basis. We performed an impact analysis for the opening balance sheet as of January 1, 2016 as well as for the years ended December 31, 2016 and 2017. The impacts were deemed de minimis. No practical expedients or exemptions were elected in conjunction with the adoption of this new guidance. For additional information, see “Note 2—Revenue.”

In 2016, the FASB issued new accounting guidance related to the classification and measurement of financial instruments. This new guidance amends GAAP by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. This new guidance also amends the presentation of certain fair value changes for financial liabilities measured at fair value and it amends certain disclosure requirements associated with the fair value of financial instruments. Additionally, in 2018, the FASB issued technical corrections and improvements to this guidance effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. We are required to apply the new guidance on a modified retrospective basis to all outstanding instruments, with a cumulative effect adjustment as of the date of adoption and on a prospective basis to all outstanding equity investments without a readily determinable fair value. We adopted the guidance, including early adoption of the technical corrections and improvements, effective January 1, 2018. Beginning in the first quarter of 2018, we applied the Measurement Alternative to substantially all our equity investments, which required us to measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. For additional information on the impact the adoption of this guidance had on our consolidated financial statements during the year ended December 31, 2018, please refer to “Note 8—Investments.”

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2016, the FASB issued new guidance on classifying certain cash receipts and cash payments on the statement of cash flows. The new guidance addresses the classification of cash flows related to: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, distributions received from equity method investees, and beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance should be applied retrospectively after adoption. We adopted the guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance had to be applied retrospectively after adoption. We adopted the guidance effective January 1, 2018 on a retrospective basis. The beginning and ending balances of cash and cash equivalents on the consolidated statement of cash flows now include restricted cash and restricted cash equivalents, such as cash and cash equivalents underlying customer accounts and restricted cash and restricted cash equivalents within short-term investments.

In 2017, the FASB issued new guidance clarifying the scope and application of the de-recognition of non-financial assets and the sale or transfer of non-financial assets, including partial sales. We adopted the guidance effective January 1, 2018 on a full retrospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In 2017, the FASB issued new guidance clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would apply modification accounting only if the fair value, vesting conditions, or classification of the awards changes as a result of changes in the terms or conditions. We adopted the guidance effective January 1, 2018 and applied it prospectively upon adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In 2017, the FASB issued new guidance intended to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships by expanding hedge accounting for both non-financial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments also align the recognition and presentation of the effects of the hedge results in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. Additionally, the guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. We are required to apply the guidance with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted and prospectively apply the presentation and disclosure guidance. We early adopted the guidance in the first quarter of 2018 using a modified retrospective approach to reflect application of the new guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In 2018, the FASB issued new guidance to provide clarity around application of income tax accounting in situations where the assessment of tax implications of the Tax Act might not be complete as of period end in which the Tax Act was enacted. This guidance prescribes that an entity must reflect the income tax impact of the Tax Act in the period in which the tax accounting is complete and allows an entity to report provisional amounts for those specific effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. No provisional amounts should be reported for specific effects of the Tax Act for which a reasonable estimate cannot be determined, and the entity should continue to apply the provisions of the tax laws that were in effect prior to the enactment of the Tax Act. It further allows a measurement period of one year from the date of enactment within which to complete the accounting for all impacts of the Tax Act. Our consolidated financial statements reflect tax accounting in compliance with this guidance.

In 2018, the FASB amended existing guidance to include share-based payment transactions for acquiring goods and services from non-employees. This amendment prescribes that entities should apply the requirements for employee share-based payment compensation to non-employee awards used to acquire goods and services, except for specific guidance on inputs to an option pricing model and the attribution of cost (period of time that the awards vest and pattern of recognition). The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We adopted the guidance effective April 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts generally renew automatically without significant material rights. Some of our contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to class of customers with similar volume. We do not have any capitalized contract costs, and do not carry any material contract balances.

Our service comprises a single performance obligation to complete payments on our Payments Platform for our customers. Using our risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be authorized for completion on our Payment Platform. When we authorize a transaction, we become obligated to our customer to complete the payment transaction.

We recognize fees charged to our customers primarily on a gross basis as transaction revenue when we are the principal in respect of completing a payment transaction. As a principal to the transaction, we control the service of completing payments on our Payments Platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with our customers, control the product specifications, and define the value proposal from our services. Further, we have full discretion in determining the fee charged to our customers, which is independent of the costs we incur in instances where we may utilize payment processors or other financial institutions to perform services on our behalf. We therefore bear full margin risk when completing a payment transaction. These fees paid to payment processors and other financial institutions are recognized as transaction expense. We are also responsible for providing customer support.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from Other Value Added Services
We earn revenues from other value added services which is comprised primarily of revenue earned through partnerships, subscription fees, gateway fees, and other services that we provide to our merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. In our partnership agreement with Synchrony Bank, in addition to the revenue share we earn, we also recognize revenue for transition servicing activities performed on their behalf using a relative selling price determined through the adjusted market assessment approach. We record revenue earned in revenues from other value added services on a net basis when we are considered the agent with respect to processing transactions.
We also earn revenues from interest and fees earned primarily on our credit portfolio of loans receivable, gain on sale of participation interest in certain loans and advances, and interest earned on certain PayPal customer account balances. Interest and fees earned on the credit portfolio of loans receivable are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.
Disaggregation of Revenue

We determine operating segments based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors is most appropriately depicted through our primary geographical markets and type of revenue (transaction and other value added services) categories. Revenues recorded within these categories are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.

The following table presents our revenues disaggregated by primary geographical markets and revenues by major products and services:

	Year Ended December 31,
	2018	2017	2016

Primary geographical markets
United States (“U.S.”)	$8,324	$7,084	$5,760
United Kingdom (“U.K.”)	1,658	1,402	1,257
Other countries(1)	5,469	4,608	3,825
Total revenues(2)	$15,451	$13,094	$10,842

Major products and services
Transaction revenues	$13,709	$11,501	$9,585
Other value added services	1,742	1,593	1,257
Total revenues(2)	$15,451	$13,094	$10,842

(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include interest, fees and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances of $1.2 billion, $1.3 billion and $1.0 billion for the years ended December 31, 2018, 2017, and 2016, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers.

Net revenues are attributed to the U.S., the U.K., and other countries primarily based upon the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from other value added services are typically attributed to the country in which either the customer or partner reside.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 was based on the weighted average number of common shares outstanding for the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income	$2,057	$1,795	$1,401
Denominator:
Weighted average shares of common stock - basic	1,184	1,203	1,210
Dilutive effect of equity incentive awards	19	18	8
Weighted average shares of common stock - diluted	1,203	1,221	1,218
Net income per share:
Basic	$1.74	$1.49	$1.16
Diluted	$1.71	$1.47	$1.15
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	2	8

Note 4—Business Combinations

Acquisitions Completed in 2018

During the year ended December 31, 2018, we completed four acquisitions reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $2.7 billion.

Hyperwallet

We completed the acquisition of HWLT Holdings Inc. (“Hyperwallet”) in November 2018 by acquiring all the outstanding shares for a total purchase price of approximately $399 million, consisting of cash consideration. We acquired Hyperwallet to enhance our payout capabilities and improve our ability to provide an integrated suite of payment solutions to ecommerce platforms and marketplaces around the world. The allocation of purchase consideration resulted in approximately $100 million of customer-related intangible assets, approximately $30 million of developed technology intangible assets, and approximately $2 million of marketing related intangible assets with estimated useful lives ranging from 3 to 7 years, funds receivable and customer accounts of $412 million, funds payable and amounts due to customers of $412 million, net liabilities of approximately $32 million, and initial goodwill of approximately $299 million, which is attributable to the workforce of Hyperwallet and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iZettle

We completed the acquisition of iZettle AB (publ) (“iZettle”) in September 2018 by acquiring all the outstanding shares for a total purchase price of $2.2 billion, consisting of cash consideration paid of approximately $2.1 billion (net of cash acquired of $103 million) and restricted shares of PayPal with a fair value of approximately $22 million. We acquired iZettle to expand our in-store presence and strengthen our Payments Platform to help small businesses around the world grow and thrive in an omnichannel retail environment.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,600
Customer lists and user base	426
Marketing related	102
Developed technology	121
All other	1
Total intangibles	$650
Cash	103
Funds receivable and customer accounts	47
Funds payable and amounts due to customers	(47)
Deferred tax liabilities, net	(118)
Other net liabilities	(53)
Total purchase consideration	$2,182
The intangible assets acquired consists primarily of merchant relationships, trade name/trademarks, developed technology, and existing acquirer relationships with estimated useful lives ranging from 3 to 7 years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is attributable to the workforce of iZettle and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

Simility

We completed the acquisition of Simility, Inc. (“Simility”) in July 2018 by acquiring all the outstanding shares for a total purchase price of $107 million, consisting of cash consideration. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally. The allocation of purchase consideration resulted in approximately $18 million of developed technology intangible assets with an estimated useful life of 3 years, net assets of approximately $10 million, and initial goodwill of approximately $79 million, which is attributable to the workforce of Simility and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

Other Acquisitions

In May 2018, we completed an acquisition which was accounted for as a business combination. The total purchase price for this acquisition was $16 million, consisting of cash consideration. The allocation of purchase consideration resulted in approximately $13 million of developed technology intangible assets with an estimated useful life of 2 years and initial goodwill of approximately $3 million, which is attributable to the workforce of the acquired company and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have included the financial results of the acquired businesses in our consolidated financial statements from the date of acquisition. Revenues and expenses related to these acquisitions for the year ended December 31, 2018 were not material. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to our financial results.

Acquisitions Completed in 2017

During 2017, we completed two acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $420 million:

TIO Networks Corp.

We completed the acquisition of TIO Networks Corp. (“TIO”) in July 2017 by acquiring all the outstanding shares of TIO for $2.64 per share in cash. We acquired TIO to expand our scale of operations, complement our product portfolio, and to help accelerate our entry into bill payments. The total purchase price of $238 million consisted of cash consideration. The allocation of purchase consideration resulted in approximately $66 million of technology and customer-related intangible assets with an estimated useful life of 1 to 5 years, net assets of approximately $6 million and goodwill of approximately $166 million, which is attributable to the workforce of TIO and the synergies expected to arise from the acquisition. We do not expect that all of the goodwill will be deductible for income tax purposes.

In November 2017, we suspended the operations of TIO to protect customer data as part of an ongoing investigation of security vulnerabilities of the TIO platform. In March 2018, our management decided to wind down TIO's operations. Refer to Note 5—“Goodwill and Intangible Assets” and Note 13—“Commitments and Contingencies—Litigation and Regulatory Matters” for further details.

Swift Financial Corporation

We completed the acquisition of Swift Financial Corporation (“Swift”) in September 2017 by acquiring all the outstanding shares of Swift for a total purchase price of $182 million. We acquired Swift to enable us to enhance our underwriting capabilities and strengthen our business financing offerings, helping us to deepen relationships with our existing merchants and expand services to new merchants. The allocation of purchase consideration resulted in approximately $44 million of technology and customer-related intangible assets with an estimated useful life of 1 to 3 years, $169 million of merchant receivables, net liabilities of approximately $129 million and goodwill of approximately $98 million, which is attributable to the workforce of Swift and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The gross contractual merchant receivables acquired were approximately $213 million. Management estimates that the cash collected will approximate the contractual amounts of merchant receivables.

Acquisitions Completed in 2016

There were no acquisitions or divestitures completed in 2016.

Note 5—Goodwill and Intangible Assets
Goodwill
The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2018 and 2017:

	December 31, 2016	Goodwill Acquired	Adjustments	December 31, 2017	Goodwill Acquired	Adjustments	December 31, 2018
	(In millions)
Total goodwill	$4,059	$276	$4	$4,339	$1,981	$(36)	$6,284

The goodwill acquired during 2018 was associated with the four acquisitions we completed in 2018. The adjustments to goodwill during 2018 pertain to foreign currency translation adjustments and measurement period adjustments related to our acquisitions of Swift and TIO completed in the third quarter of 2017. The goodwill acquired during 2017 was due primarily to the two acquisitions that we completed in 2017. The adjustments to goodwill during 2017 related to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets
The components of identifiable intangible assets are as follows:

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,134	$(623)	$511	7	$613	$(563)	$50	3
Marketing related	301	(207)	94	3	198	(196)	2	1
Developed technology	453	(269)	184	3	274	(215)	59	3
All other	245	(209)	36	5	245	(188)	57	5
Intangible assets, net	$2,133	$(1,308)	$825		$1,330	$(1,162)	$168
All identifiable intangible assets are subject to amortization and no significant residual value is estimated for the intangible assets. Amortization expense for intangible assets was $149 million, $126 million and $150 million for the years ended December 31, 2018, 2017, and 2016, respectively. We test intangible assets for recoverability when changes in circumstances indicate that the carrying value of an asset group may not be recoverable.
As a result of the suspension of TIO's operations announced in November 2017, we performed a test for recoverability of the customer-related intangible assets acquired in connection with our acquisition of TIO in July 2017. The test involved comparing the intangible assets' carrying values to their future net undiscounted cash flows that we expected would be generated by the intangible assets. Based on the results of this test, we recorded an impairment charge of approximately $30 million in depreciation and amortization in our consolidated statement of income for 2017, which was measured as the excess of carrying value over the estimated fair value of the assets. The calculation of the estimated fair value of these customer-related intangible assets is based on the income approach utilizing a discounted cash flow methodology. Following recognition of the impairment charge, we are amortizing the adjusted carrying amount of those assets over their remaining useful life. We also determined that the suspension of TIO's operations did not indicate that the fair value of the reporting unit to which the TIO goodwill was assigned would be below its carrying amount.
Expected future intangible asset amortization as of December 31, 2018 is as follows:

Fiscal years:	(In millions)
2019	$213
2020	194
2021	140
2022	74
2023	74
Thereafter	130
$825

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Other Financial Statement Details

Property and Equipment, Net

	As of December 31,
	2018	2017
	(In millions)
Property and equipment, net:
Computer equipment and software	$2,664	$2,301
Internal use software and website development costs	2,149	1,828
Land and buildings	408	364
Leasehold improvements	420	388
Furniture and fixtures	147	129
Development in progress and other	119	148
Total property and equipment, gross	5,907	5,158
Accumulated depreciation	(4,183)	(3,630)
Total property and equipment, net	$1,724	$1,528
Depreciation expense was $627 million in 2018, $649 million in 2017, and $574 million in 2016.
The net change in purchases of property and equipment included in accounts payable was $10 million in 2018, not material in 2017, and $35 million in 2016.

Geographical Information

The following table summarizes long-lived assets based on geography:

	As of December 31,
	2018	2017
	(In millions)
Long-lived assets:
U.S.	$1,566	$1,432
Other countries	158	96
Total long-lived assets	$1,724	$1,528

Tangible long-lived assets for the years ended December 31, 2018 and 2017 consisted of property and equipment. Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	263	(1)	(68)	(4)	190
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	(30)	—	—	—	(30)
Net current period other comprehensive income (loss)	293	(1)	(68)	(4)	220
Ending balance	$182	$(13)	$(93)	$2	$78

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(225)	(16)	43	5	(193)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	17	(9)	—	—	8
Net current period other comprehensive income (loss)	(242)	(7)	43	5	(201)
Ending balance	$(111)	$(12)	$(25)	$6	$(142)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$57	$(16)	$(53)	$3	$(9)
Other comprehensive income (loss) before reclassifications	193	7	(15)	(2)	183
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	119	(4)	—	—	115
Net current period other comprehensive income (loss)	74	11	(15)	(2)	68
Ending balance	$131	$(5)	$(68)	$1	$59

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the periods presented below:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement of Income
	Year Ended December 31,
	2018	2017	2016
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$(30)	$17	$119	Net revenues
Unrealized losses on investments	—	(9)	(4)	Other income (expense), net
	$(30)	$8	$115	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$(30)	$8	$115	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Interest income	$168	$85	$59
Interest expense	(77)	(7)	(3)
Other	91	(5)	(11)
Other income (expense), net	$182	$73	$45

Refer to Note 1—“Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

Note 7—Funds Receivable and Customer Accounts

The following table summarizes the assets underlying our funds receivable and customer accounts as of December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$5,642	$5,387
Government and agency securities	9,380	6,651
Time deposits	389	739
Corporate debt securities	1,560	1,248
Funds receivable	3,091	4,217
Total funds receivable and customer accounts	$20,062	$18,242

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018 and December 31, 2017, the estimated fair value of our investments classified as available-for-sale included within funds receivable and customer accounts was as follows:

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$7,717	$2	$(1)	$7,718
Corporate debt securities	883	—	—	883
Total	$8,600	$2	$(1)	$8,601

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Government and agency securities	$5,946	$—	$(5)	$5,941
Corporate debt securities	529	—	—	529
Total	$6,475	$—	$(5)	$6,470

We elect to account for certain investments within customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. As a result, any gains and losses from fair value changes on such investments are recognized in other income (expense), net on the consolidated statements of income. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments and the corresponding foreign exchange gains and losses relating to customer liabilities. At December 31, 2018 and 2017, the estimated fair value of our investments included within funds receivable and customer accounts under the fair value option was $2.3 billion and $1.4 billion, respectively. In the years ended December 31, 2018 and 2017, $117 million of net losses and $176 million of net gains from fair value changes, respectively, were recognized in other income (expense), net on the consolidated statements of income.

The aggregate fair value of investments classified as available-for-sale included within funds receivable and customer accounts in an unrealized loss position was $3.1 billion and $6.0 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had no material investments that had been in a continuous unrealized loss position for greater than 12 months. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of December 31, 2018 and 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2018 and 2017.

The estimated fair values of our investments classified as available-for-sale included within funds receivable and customer accounts by date of contractual maturity were as follows:

December 31, 2018
(In millions)
One year or less	$8,565
One year through two years	36
Total	$8,601

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Investments
At December 31, 2018 and 2017, the estimated fair value of our short-term and long-term investments classified as available-for-sale was as follows:

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments(1)(2):
Corporate debt securities	$393	$—	$(3)	$390
Long-term investments(1):
Corporate debt securities	639	—	(11)	628
Government and agency securities	38	—	—	38
Total(1)(2)	$1,070	$—	$(14)	$1,056
(1) Excludes short-term restricted cash of $75 million that we intend to use to support our global sabbatical program and a counterparty guarantee, and long-term restricted cash of $2 million.
(2) Excludes time deposits of $774 million, which are not considered available-for-sale securities.

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

We elected to account for foreign denominated available-for-sale investments held in our Luxembourg banking subsidiary under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income to offset certain foreign exchange gains and losses on our foreign denominated customer liabilities. As of December 31, 2018 and 2017, the estimated fair value of our investments included within short-term investments and long-term investments under the fair value option was $305 million and $277 million, respectively. In the years ended December 31, 2018 and 2017, $15 million of net losses and $36 million of net gains, respectively, from fair value changes were recognized in other income (expense), net on the consolidated statements of income.

The aggregate fair value of short-term and long-term investments classified as available-for-sale in an unrealized loss position was $1.1 billion as of December 31, 2018 and $2.8 billion as of December 31, 2017, of which $895 million and $207 million, respectively, was in a continuous unrealized loss position for greater than 12 months. The aggregate gross unrealized loss on our short-term and long-term investments was not material as of December 31, 2018 and 2017. We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the securities.  We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2018 and 2017.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity were as follows:

December 31, 2018
(In millions)
One year or less	$390
One year through two years	492
Two years through three years	110
Three years through four years	57
Four years through five years	—
Greater than five years	7
Total	$1,056
Other Investments
We have equity investments which consist of minority equity interests in companies that are not publicly traded and are reported in long-term investments on our consolidated balance sheets. The carrying value of our equity investments accounted for using the Measurement Alternative totaled $293 million and $88 million as of December 31, 2018 and 2017, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our equity investments measured using the Measurement Alternative in the year ended December 31, 2018 were as follows:

(In millions)
Carrying amount, beginning of period	$88
Adjustments related to equity investments:
Additions, net of sales	119
Gross unrealized gains on equity investments	91
Gross unrealized losses on equity investments and impairments	(5)
Carrying amount, end of period	$293

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment for the year ended December 31, 2018 related to equity investments held at December 31, 2018 were approximately $91 million and $5 million, respectively. Net unrealized gains recognized in the year ended December 31, 2018 related to equity investments held at December 31, 2018 were approximately $86 million.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Fair Value Measurement of Assets and Liabilities
Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Balances at December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$3,678	$3,678
Short-term investments(2):
Corporate debt securities	450	450
Government and agency securities	235	235
Total short-term investments	$685	$685
Funds receivable and customer accounts(3)	11,545	11,545
Derivatives	320	320
Long-term investments(2)(4):
Corporate debt securities	628	628
Government and agency securities	48	48
Total long-term investments	676	676
Total financial assets	$16,904	$16,904
Liabilities:
Derivatives	$67	$67
(1) Excludes cash of $3.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $77 million and time deposits of $774 million not measured and recorded at fair value.
(3) Excludes cash, time deposits and funds receivable of $8.5 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes equity investments of $293 million primarily measured using the Measurement Alternative.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
(3) Excludes cash, time deposits, and funds receivable of $10.2 billion underlying funds receivable and customer accounts not measured and recorded at fair value.

Our financial assets and liabilities are valued using market prices on less active markets (Level 2). Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are comprised primarily of bank deposits, government and agency securities, and commercial paper.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short-term investments, and long-term investments under the fair value option as further discussed in “Note 7—Funds Receivable and Customer Accounts” and “Note 8—Investments.”

A majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as currency rates, interest rate yield curves, option volatility, and equity prices. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months.

We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2018 and 2017. As of December 31, 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table summarizes our financial assets and liabilities held as of December 31, 2018 for which a non-recurring fair value measurement was recorded during the year ended December 31, 2018:

	Year Ended December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Equity investments measured using the Measurement Alternative(1)	$116	116
(1) Excludes equity investments of $177 million for which no observable price changes occurred during the year ended December 31, 2018.

We measured these equity investments at cost minus impairment, if any, plus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment in the same issuer.

None of our financial assets and liabilities were measured at fair value on a non-recurring basis as of December 31, 2017.
Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, loans and interest receivable, held for sale, certain customer accounts, notes receivable, and notes payable are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, loans and interest receivable, held for sale, certain customer accounts and notes payable would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

Note 10—Derivative Instruments

Summary of Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions and by entering into collateral security arrangements. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.
Foreign Exchange Contracts
We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of the foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. Beginning in 2018, we evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same we conclude the hedge will be perfectly effective. Prior to and during 2018, we evaluated the effectiveness of some of our foreign exchange contracts on a monthly basis by comparing the change in the fair value of the derivative instruments with the change in the fair value of the forecasted cash flows of the hedged item. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We do not use any foreign exchange contracts for trading or speculative purposes.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018, we estimate that $171 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months. During the years ended December 31, 2018, 2017 and 2016, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedge and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

Fair Value of Derivative Contracts
The fair value of our outstanding derivative instruments as of December 31, 2018 and 2017 was as follows:

	Balance Sheet Location	As of December 31,
		2018	2017
Derivative Assets:		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$170	$—
Foreign exchange contracts designated as cash flow hedges	Other assets (non-current)	11	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	139	66
Total derivative assets		$320	$66

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$3	$94
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	64	124
Total derivative liabilities		$67	$218
Master Netting Agreements - Rights of Setoff
Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our consolidated balance sheets. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $45 million as of December 31, 2018 and $56 million as of December 31, 2017. During the years ended December 31, 2018 and 2017, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted no collateral related to our derivative liabilities as of December 31, 2018 and $38 million of collateral related to our derivative liabilities as of December 31, 2017, which is recognized in other current assets on our consolidated balance sheets, and is related to the right to reclaim cash collateral. We received $195 million in counterparty cash collateral related to our derivative assets as of December 31, 2018, which is recognized in other current liabilities on our consolidated balance sheets and is related to the obligation to return cash collateral. Additionally, as of December 31, 2018, we received $6 million in counterparty non-cash collateral in the form of debt securities. We did not receive any counterparty cash or non-cash collateral related to our derivative assets as of December 31, 2017.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity of derivative contracts that qualify for hedge accounting as of December 31, 2018 and December 31, 2017, and the impact of designated derivative instruments on accumulated other comprehensive income (loss) for the twelve months ended December 31, 2018 and 2017:

	December 31, 2017	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	December 31, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(111)	$263	$(30)	$182

	December 31, 2016	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	December 31, 2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$131	$(225)	$17	$(111)

Effect of Derivative Contracts on Consolidated Statements of Income
The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
	Net revenues
Total amounts presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$15,451	$13,094	$10,842
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income	$(30)	$17	$119
The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$38	$(54)	$76
Gains (losses) on foreign exchange contracts recognized in net revenues	7	—	—
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$45	$(54)	$76

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2018	2017
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$3,831	$2,639
Foreign exchange contracts not designated as hedging instruments	10,703	5,669
Total	$14,534	$8,308
Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and loans in Germany through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary. Prior to July 2018, we purchased receivables related to credit extended to U.S. consumers by independent chartered financial institutions and were responsible for servicing functions related to that portfolio. Following the completion of the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, we no longer purchase receivables related to the U.S. consumer loans, but remain responsible for the servicing functions related to the sold portfolio through a transition period. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the year ended December 31, 2018 and 2017, we purchased approximately $8.1 billion and $10.2 billion in credit receivables, respectively.

Loans and Interest Receivable, Held for Sale

As of December 31, 2018, we had no outstanding balance of loans and interest receivable, held for sale as compared to $6.4 billion as of December 31, 2017. In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval of our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale and recorded at the lower of cost or fair value, determined on an aggregate basis. For the year ended December 31, 2017, due to the designation as held for sale, the associated allowance for this portfolio was reversed, resulting in an increase of approximately $39 million in revenue from other value added services and a decrease of approximately $283 million in transaction and loan losses in our consolidated statements of income. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information. In July 2018, we completed the sale of this portfolio to Synchrony Bank, approximately at par, for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term note receivable in the amount of $426 million, which was recorded at its present value at the time of the completion of the sale in the amount of $261 million in other assets on our consolidated balance sheets. This amount will be subject to accretion over the term of the arrangement, and is not reflected as a cash item on our consolidated statements of cash flows. During the year ended December 31, 2018, additional expenses incurred due to this transaction resulted in a net loss of approximately $40 million recorded in restructuring and other expenses on our consolidated statements of income. The purchase price is subject to post-closing true-up and certain other adjustments under the terms of the purchase agreement. PayPal also earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables. The transaction was accounted for as a true sale based on our determination that it met all the necessary criteria for such accounting, including legal isolation for transferred assets, ability of the transferee to pledge or exchange the transferred assets without constraint, and the transfer of control. We also concluded that our continuing involvement in the revenue share arrangement does not invalidate this determination.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans and Interest Receivable, Net

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of December 31, 2018 and 2017, the outstanding balance of consumer receivables primarily consisted of loans and interest receivable due from international consumer accounts and was $704 million and $326 million, respectively.

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

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date. Amounts as of December 31, 2018 and 2017 represent loans and interest receivable due from consumer accounts, of which approximately 94.9% and 96.0%, respectively, were current.

December 31, 2018
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$668	$18	$6	$12	$36	$704

December 31, 2017
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$313	$7	$2	$4	$13	$326

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017(1)
	Consumer Loans Receivable	Interest Receivable	Total Allowance(2)	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning Balance	$57	$6	$63	$265	$40	$305
Reversal of allowance related to loans and interest receivable, held for sale	—	—	—	(283)	(39)	(322)
Provisions	53	8	61	406	113	519
Charge-offs	(83)	(11)	(94)	(362)	(108)	(470)
Recoveries	—	—	—	31	—	31
Ending Balance	$27	$3	$30	$57	$6	$63
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable, held for sale portfolio prior to its designation as held for sale.
(2) Beginning balance includes approximately $50 million of U.S. consumer credit receivables that were fully reserved and have been charged off as of December 31, 2018.

The tables above exclude receivables from other consumer credit products of $96 million and $55 million at December 31, 2018 and 2017, respectively, and allowances of $12 million and $7 million at December 31, 2018 and 2017, respectively.

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

Merchant receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of December 31, 2018 and 2017, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.9 billion and $1.0 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $84 million and $28 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant's future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. PPBL repayments are collected by periodic payments until the balance has been satisfied.

The interest or fee is fixed at the time the loan or advance is extended and recognized as deferred revenues included in other current liabilities in our consolidated balance sheets. The fixed interest or fee is amortized to net revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant's payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant's future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We closely monitor credit quality for our merchant loans and advances that we extend or purchase, so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple data sources, both external and internal data to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant's annual payment volume, payment processing history with PayPal and prior repayment history with the PayPal products where available, elements sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making ongoing credit decisions, to adjust our internal models, to plan our collection practices and strategies, and in our determination of our allowance for these loans and advances.

Merchant Receivables Delinquency and Allowance

The following tables present our estimate of the principal amount of merchant loans, advances, and interest and fees receivable past their original expected or contractual repayment period.

December 31, 2018(1)
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,706	$66	$32	$57	$13	$168	$1,874
(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

December 31, 2017
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$884	$44	$28	$43	$13	$128	$1,012

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2018 and 2017:

	December 31, 2018(1)			December 31, 2017
	Merchant Loans and Advances	Interest & Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest & Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$52	$7	$59	$28	$3	$31
Provisions	162	20	182	65	12	77
Charge-offs	(113)	(12)	(125)	(46)	(8)	(54)
Recoveries	10	—	10	5	—	5
Ending Balance	$111	$15	$126	$52	$7	$59
(1) Excludes allowance related to iZettle merchant receivables.

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off receivables outstanding under our PPBL product when the repayments are 180 days past due. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses, and the provisions for interest and fees receivable is recognized in deferred revenues included in other current liabilities in our consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Notes Payable

Amended Credit Agreement

In the fourth quarter of 2017, we entered into a credit agreement (“2017 Credit Agreement”) that provided for an unsecured $3.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to three borrowings. In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amends and restates in its entirety the existing 2017 Credit Agreement. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which is available in up to four separate borrowings. Borrowings and other amounts payable under the Amended Credit Agreement are guaranteed by PayPal, Inc. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the Amended Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the Amended Credit Agreement. As of December 31, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the Amended Credit Agreement may be used to repurchase equity securities from shareholders, to repay intercompany debt, and for other general corporate purposes of the Company and our subsidiaries.

Loans under the Amended Credit Agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.25 percent or (ii) a formula based on the agent bank's prime rate, the New York Federal Reserve Bank rate (the greater of the federal funds effective rate and the overnight bank funding rate), or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.25 percent. The Amended Credit Agreement will terminate and all amounts owed thereunder will be due and payable in November 2019, unless the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Subject to certain exceptions, if we were to issue debt securities or enter into a credit facility, a corresponding portion of the aggregate commitments and outstanding loans under the Amended Credit Agreement will be terminated and be required to be paid, as applicable. The Amended Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio, which will be applicable under certain conditions based on our public debt ratings, and a maximum consolidated leverage ratio.

In the first quarter of 2018, we effected two drawdowns aggregating to $2.0 billion under the 2017 Credit Agreement, which were in addition to the outstanding balance of $1.0 billion as of December 31, 2017. In the second quarter of 2018, we repaid $1.0 billion of the borrowings outstanding under the 2017 Credit Agreement. The borrowings outstanding as of December 31, 2018 and 2017 bore interest at one-month LIBOR plus a margin of 1.125% resulting in a weighted average interest rate of 3.34% and 2.78%, respectively. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. The total interest expense and fees we recorded related to the Amended Credit Agreement was $72 million for the year ended December 31, 2018. At December 31, 2018, $3.0 billion of borrowing capacity was available for the purposes permitted by the Amended Credit Agreement, subject to customary conditions to borrowing.

2015 Credit Agreement

In the third quarter of 2015, we entered into a credit agreement (“2015 Credit Agreement”) that provides for an unsecured $2.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $150 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Borrowings and other amounts payable under the 2015 Credit Agreement are guaranteed by our PayPal, Inc. subsidiary. We may, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $500 million. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. As of December 31, 2018, no subsidiaries were designated as additional borrowers. Funds borrowed under the 2015 Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans under the 2015 Credit Agreement will bear interest at either (i) LIBOR plus a margin (based on our public debt ratings) ranging from 1.00 percent to 1.625 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate, or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.625 percent. Subject to specified conditions, we may designate one or more of our subsidiaries as additional borrowers under the 2015 Credit Agreement provided that we and PayPal, Inc. guarantee all borrowings and other obligations of any such subsidiaries under the 2015 Credit Agreement. The 2015 Credit Agreement will terminate and all amounts owed thereunder will be due and payable on July 17, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The 2015 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default, and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio, which will be applicable under certain conditions based on our public debt ratings, and a maximum consolidated leverage ratio.

During the third quarter of 2017, we drew down $800 million under the 2015 Credit Agreement, which was repaid during the fourth quarter of 2017. The borrowing bore interest at one-month LIBOR plus a margin of 1.125% resulting in a weighted average interest rate of 2.36%. As of December 31, 2018, no borrowings or letters of credit were outstanding under the 2015 Credit Agreement. Accordingly, at December 31, 2018, $2.0 billion of borrowing capacity was available for the purposes permitted by the 2015 Credit Agreement subject to customary conditions to borrowing.

Other Available Facilities

We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $300 million in the aggregate. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2018, no amounts were outstanding under those facilities, and therefore, approximately $300 million of borrowing capacity was available, subject to customary conditions to borrowing.
Note 13—Commitments and Contingencies
Commitments
As of December 31, 2018, approximately $1.8 billion of unused credit was available to PayPal Credit account holders compared to $26.4 billion of unused credit as of December 31, 2017. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness. The decrease in unused credit in 2018 as compared to 2017 was due to the sale of our U.S. consumer credit portfolio.

Prior to the completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, when a consumer funded a purchase in the U.S. using a PayPal Credit product issued by a chartered financial institution, the chartered financial institution extended credit to the consumer, funded the extension of credit at the point of sale and advanced funds to the merchant. We purchased the receivables related to the consumer loans extended by the chartered financial institution and, as a result of such purchase, bore the risk of loss in the event of loan defaults. Although the chartered financial institution continued to own each customer account, we owned the related receivable (excluding participation interests sold) and were responsible for all servicing functions related to the account. Subsequent to the completion of the sale of our U.S. consumer credit receivables portfolio, we no longer purchase the receivables related to consumer loans extended by the chartered financial institution. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Arrangements
We have lease obligations under certain non-cancelable operating leases. Our non-cancelable operating lease agreements typically have terms between 3-10 years and generally contain multi-year renewal options. We recognize rent expense under such agreements on a straight-line basis.
Future minimum rental payments under non-cancelable operating leases at December 31, 2018, are as follows:

Operating Leases
(In millions)
2019	$124
2020	111
2021	96
2022	81
2023	63
Thereafter	189
Total minimum lease payments	$664
Rent expense for the years ended December 31, 2018, 2017, and 2016 totaled $94 million, $69 million, and $76 million, respectively. The future minimum lease payments include the minimum commitments for our facilities.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2018. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory Proceedings

We are required to comply with U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

Legal Proceedings

On January 12, 2017, a putative shareholder derivative action captioned Silverman v. Schulman, et al., Case No. 5:17-cv-00162 (the “California Derivative Case”) was filed in the U.S. District Court for the Northern District of California (the “Court”). On March 24, 2017, a second derivative action substantially similar to the California Derivative Case captioned Seeman v. Schulman, et al., Case No. 1:17-cv-00318-UNA, was filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Case”). On April 19, 2017, the Delaware court in the Delaware Derivative Case issued an order adopting a stipulation filed by the parties transferring the Delaware Derivative Case to the Court so that the Delaware Derivative Case could be consolidated with the pending California Derivative Case. On April 27 and 28, 2017, two additional shareholder derivative lawsuits substantially similar to the California Derivative Case and Delaware Derivative Case were filed in the Court. These cases are captioned Sims v. Schulman, et al., Case No. 1:17-cv-02428, and Liss v. Schulman, et al., Case No. 1:17-cv-02446-NC (together with the California Derivative Case and the Delaware Derivative Case, the “Derivative Cases”). The Derivative Cases are purportedly brought on behalf of the Company and assert claims relating to our disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that on March 28, 2016, we received a CID from the FTC as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The Derivative Cases allege that the Company’s Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, and certain members of its Board of Directors (the “Individual Defendants”) breached their fiduciary duties to the Company, violated Section 14(a) of the Securities Exchange Act of 1934, and were unjustly enriched by, among other things, causing or permitting the Company to issue materially false and misleading statements or omissions regarding the Company’s compliance with applicable laws and regulations with respect to its Venmo service, and/or by permitting or causing the Company to engage in unfair trade practices through its Venmo service. The Derivative Cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although plaintiffs in the Derivative Cases do not seek relief against the Company, we have certain indemnification obligations to the individual defendants. On June 30, 2017, the Court issued an order approving a stipulation filed by the parties in the Derivative Cases that consolidated these cases and appointed co-lead plaintiffs’ counsel for the consolidated case, captioned In re PayPal Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. 5:17-cv-00162-RS (the “Consolidated Derivative Case”). The Court’s order states that it applies to each purported derivative action that is subsequently filed in, removed to, or transferred to the Court, arising out of the same or substantially the same transactions or events as the Derivative Cases. On July 31, 2017, plaintiffs’ counsel designated the complaint filed in the Liss action as the operative complaint for the Consolidated Derivative Case. On October 5, 2017, another putative shareholder derivative suit was filed in the Court captioned Iron Workers Local No. 25 Pension Fund v. John J. Donahoe, et al., Case No. 5:17-cv-05741-NC, that makes similar allegations and advances similar claims against the same Individual Defendants as those at issue in the Consolidated Derivative Case. Pursuant to the Court’s consolidation order, this shareholder derivative suit is part of the Consolidated Derivative Case. On September 28, 2017, we filed

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a motion to dismiss the operative complaint on grounds that plaintiffs lack standing to pursue claims on behalf of the Company because they did not make a pre-suit demand on the Company’s Board of Directors prior to filing the Derivative Cases and failed to establish that making such a demand would have been futile. On January 18, 2018, the Court granted our motion to dismiss with leave to amend and gave plaintiffs 30 days from that date to file an amended complaint. On February 16, 2018, plaintiffs in the Consolidated Derivative Case filed an amended complaint. Plaintiffs’ counsel also sent a letter dated February 15, 2018 to the Chairman of the Company’s Board of Directors, demanding on behalf of plaintiffs that the Board take action to remedy the violations of law allegedly committed by the Individual Defendants in the Consolidated Derivative Case. In April 2018, the Individual Defendants in the Consolidated Derivative Case entered into a tolling agreement with plaintiffs that tolls the running of any statute of limitations applicable to the claims at issue in the lawsuit and the demand plaintiffs made on the Company's Board of Directors until 30 days from the time the Board issues a final response to the demand or three years elapse from the date of the tolling agreement, whichever comes first. Pursuant to that agreement, plaintiffs in the Consolidated Derivative Case have voluntarily dismissed the lawsuit without prejudice. On October 1, 2018, the Board issued its final response to the demand, which informed plaintiffs’ counsel that the Board had determined that it is not in the best interests of the Company and its shareholders to pursue the claims alleged in the demand or to undertake any further action in response to the demand.

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017 we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956 was filed in the Court against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. Specifically, the lawsuit alleges that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed an amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The amended complaint is purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleges that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the amended complaint on July 13, 2018 and the Court heard oral argument on the motion to dismiss on September 20, 2018. On December 13, 2018, the Court dismissed Plaintiff's amended complaint without prejudice. Plaintiffs filed a second amended complaint on January 14, 2019.We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future. See Note 4—“Business Combinations” and Note 5—“Goodwill and Intangible Assets” to our consolidated financial statements for additional disclosure relating to the suspension of operations of TIO.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions, particularly in cases where we are introducing new products or services in connection with such acquisitions. We have in the past been forced to litigate such claims, and we believe that additional lawsuits alleging such claims will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements on unfavorable terms or make substantial payments to settle claims or to satisfy damages awarded by courts.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as we have grown larger, our business has expanded in scope (both in terms of the range of products and services that we offer and our geographical operations), and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Indemnification Provisions

We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement and various other agreements with eBay Inc. (“eBay”) to govern the separation of the two companies in 2015 and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations for both eBay and us. Disputes between eBay and us have arisen and others may arise in the future, and an adverse outcome in such matters could materially and adversely impact our business, results of operations, and financial condition. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.
In the ordinary course of business, we include limited indemnification provisions in certain of our agreements with parties with whom we have commercial relationships. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. We have provided an indemnity for other types of third-party claims, which are indemnities mainly related to intellectual property rights, confidentiality, willful misconduct, data privacy obligations, and certain breach of contract claims. We have also provided an indemnity to our payments processors in the event of card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the year end December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(In millions)
Beginning balance	$266	$222
Provisions, net of recoveries	1,059	823
Realized losses	(981)	(779)
Ending balance	$344	$266

Note 14—Stock Repurchase Programs

In January 2016, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program became effective upon completion of the January 2016 stock repurchase program in December 2017. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from cash from operations or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without notice.

In February 2018, we entered into an accelerated share repurchase (“ASR”) agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of approximately $1.0 billion to the third party financial institution and received approximately 12.8 million shares of our common stock during the term of the transaction, which ended in March 2018. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. We recorded the initial payment of $1.0 billion as a reduction to stockholders' equity on our consolidated balance sheets. All common stock received was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock repurchase activity under our stock repurchase programs during the year ended December 31, 2018 is summarized as follows:

	Shares Repurchased	Average Price Paid per Share(1)(2)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 2018				$4,999
Repurchases of shares of common stock in the open market for the three months ended March 31, 2018	10.8	$76.82	$825	$4,174
Repurchases of shares of common stock under the ASR agreement for the three months ended March 31, 2018	12.8	$78.03	$1,000	$3,174
Repurchases of shares of common stock in the open market for the three months ended June 30, 2018	6.1	$81.33	$500	$2,674
Additional authorization of $10 billion under July 2018 stock repurchase program	—	$—	$—	$12,674
Repurchases of shares of common stock in the open market for the three months ended September 30, 2018	6.9	$87.42	$600	$12,074
Repurchases of shares of common stock in the open market for the three months ended December 31, 2018	7.1	$84.19	$600	$11,474
Balance as of December 31, 2018	43.7		$3,525	$11,474
(1) Average price paid per share for open market purchases includes broker commissions.
(2) Average price paid per share under the ASR agreement represents the volume-weighted average share price, less a discount and adjustments pursuant to the terms of the agreement. Treasury stock recorded for repurchases under the ASR agreement amounts to $985 million.

These repurchased shares of common stock were recorded as treasury stock for the purposes of calculating earnings per share and were accounted for under the cost method. No repurchased shares of common stock have been retired.

No activity has occurred under the July 2018 stock repurchase program.

Note 15—Stock-Based and Employee Savings Plans

Equity Incentive Plan

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance based restricted stock units (“PBRSUs”), deferred stock units (“DSUs”), and stock payments may be granted to our directors, officers, and employees. In May 2018, our stockholders approved increasing the number of shares reserved for issuance under the Plan by an additional 37 million shares . At December 31, 2018, there were 97 million shares authorized under the Plan and 71 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.
All stock options granted under the Plan generally vest 12.5% six months from the date of grant (or 25% one year from the date of hire for grants to new employees) with the remainder vesting at a rate of 2.08% per month thereafter, and generally expire seven years from the date of grant. The cost of stock options is determined using the Black-Scholes option pricing model on the date of grant. We discontinued granting stock options in January 2016.
RSUs are granted to eligible employees under the Plan. In general, RSUs vest in equal annual installments over a period of three years, are subject to an employee's continuing service to us, and do not have an expiration date. The cost of RSUs granted is determined using the fair market value of PayPal's common stock on the date of grant.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our executives and non-executives are eligible to receive PBRSUs, which are equity awards that may be earned based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the Company’s performance against pre-established performance metrics over a predefined performance period. PBRSUs granted under the Plan generally have one to three-year performance periods with cliff vesting following the completion of the performance period, subject to the Compensation Committee's approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PBRSUs that may be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PBRSUs issued could range from 0% to 200% of the target amount.
Employee Stock Purchase Plan
In May 2018, our stockholders approved increasing the number of shares reserved for issuance under the Amended and Restated PayPal Holdings, Inc. Employee Stock Purchase Plan (“ESPP”) by an additional 50 million shares. Under the terms of the ESPP, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. The company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. For the years ended December 31, 2018, 2017, and 2016, our employees purchased 2.4 million, 2.7 million, and 2.7 million shares under the ESPP at an average per share price of $43.09, $34.06, and $29.49, respectively. As of December 31, 2018, approximately 53 million shares were reserved for future issuance under the ESPP.

Stock Option Activity
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2018	2,440	$28.94
Assumed	160	$20.24
Exercised	(1,370)	$29.28
Forfeited/expired/canceled	(47)	$28.07
Outstanding at December 31, 2018	1,183	$27.39	4.45	$67,311
Expected to vest	293	$24.78	5.30	$17,414
Options exercisable	863	$28.47	4.11	$48,203
The weighted average grant date fair value of options assumed from acquisitions during the years ended December 31, 2018, 2017, and 2016 was $72.02, $49.47 and $8.79, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at December 31, 2018. During the years ended December 31, 2018, 2017, and 2016, the aggregate intrinsic value of options exercised under the Plan was $71 million, $53 million, and $31 million, respectively, determined as of the date of option exercise. At December 31, 2018, 1.2 million options were in-the-money.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSU, PBRSU, and Restricted Stock Activity

The following table summarizes the RSUs, PBRSUs, and restricted stock activity under the Plan as of December 31, 2018 and changes during the year ended December 31, 2018:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2018	33,875	$41.14
Awarded(1)(2)	15,131	$73.69
Vested(1)	(17,903)	$40.92
Forfeited	(3,141)	$52.56
Outstanding at December 31, 2018	27,962	$57.81
Expected to vest	25,177
(1) Includes approximately 2.1 million additional PBRSUs issued in respect of company performance in connection with the Company's 2017 annual incentive plan.
(2) Includes 742,335 shares of restricted common stock issued as a part of the iZettle acquisition.
During the years ended December 31, 2018, 2017, and 2016, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $1.4 billion, $519 million, and $378 million, respectively.

In the year ended December 31, 2018, the Company granted 1.6 million PBRSUs with a one-year performance period (fiscal 2018) and cliff vesting following the completion of the performance period in February 2019 (one year from the annual incentive award cycle grant date) and 0.8 million PBRSUs with a three-year performance period. Additionally, in the year ended December 31, 2018, the Company granted 0.4 million PBRSUs with a five-year performance period based on market conditions; the number of PBRSUs that may be issued under this award is fixed.

In the year ended December 31, 2017, the Company granted 2.9 million PBRSUs with a one-year performance period and cliff vesting following the completion of the performance period in February 2018 (one year from the annual incentive award cycle grant date) and 1.3 million PBRSUs with a three-year performance period.

Stock-Based Compensation Expense
We record stock-based compensation expense for the Plan in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Plan for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Customer support and operations	$164	$142	$85
Sales and marketing	165	140	84
Product development	266	240	139
General and administrative	256	210	130
Depreciation and amortization	20	12	6
Total stock-based compensation expense	$871	$744	$444

Capitalized as part of internal use software and website development costs	$38	$24	$13
Income tax benefit recognized for stock-based compensation arrangements	$154	$218	$127

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018, there was approximately $883 million of unearned stock-based compensation estimated to be expensed from 2019 through 2020. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and RSUs, or assume unvested equity awards in connection with acquisitions.
Employee Saving Plan

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In the years ended December 31, 2018, 2017, and 2016, under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution of $11,200, $10,800, and $10,600, respectively, per employee. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2018, 2017, and 2016, the matching contribution expense for our U.S. and international savings plans was approximately $51 million, $47 million, and $42 million, respectively.

Note 16—Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which had not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act were effective January 1, 2018.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provided a one-year measurement period for companies to complete the accounting.

In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate of discrete net tax expense of $180 million for the period ended December 31, 2017. This discrete expense consisted of provisional estimates of $1,468 million net expense for the Transition Tax payable in installments over eight years, $1,295 million net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $7 million net expense for remeasurement of our deferred tax assets and liabilities for the corporate rate reduction and changes in our valuation allowance.

During the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Act. We recognized additional discrete net tax expense of $20 million to the provisional amounts recorded at December 31, 2017 for the enactment-date effects of the Tax Act, for a total of $200 million of discrete net tax expense which consists of $1,490 million of net federal and state Transition Tax, the majority of which is payable in installments over eight years, $1,295 million net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $5 million net expense for remeasurement of our deferred tax assets/liabilities for the corporate rate reduction and changes in our valuation allowance.

We elected to account for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
United States	$(474)	$(593)	$(342)
International	2,850	2,793	1,973
Income before income taxes	$2,376	$2,200	$1,631
The income tax expense is composed of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Current:
Federal	$180	$1,522	$44
State and local	32	36	19
Foreign	278	146	115
	$490	$1,704	$178
Deferred:
Federal	$(115)	$(1,304)	$90
State and local	(35)	(3)	(35)
Foreign	(21)	8	(3)
	(171)	(1,299)	52
Income tax expense	$319	$405	$230
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)%	0.8%	(1.0)%
Foreign income taxed at different rates	(3.1)%	(25.7)%	(23.2)%
Stock-based compensation expense	(4.1)%	(0.8)%	1.6%
Tax credits	(2.1)%	(1.4)%	(1.0)%
Change in valuation allowances	—%	1.4%	0.5%
U.S. tax reform (the Tax Act)	0.9%	8.2%	—%
Other	0.9%	0.9%	2.2%
Effective income tax rate	13.4%	18.4%	14.1%

For the year ended December 31, 2018, the difference between the effective income tax rate and the federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and stock based compensation deductions. For the years ended December 31, 2017 and 2016, the difference between the effective income tax rate and the federal statutory rate of 35% to income before income taxes is primarily the result of foreign income taxed at different rates and, for the year ended December 31, 2017, the effects of the Tax Act discussed above.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2018	2017
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$196	$153
Accruals and allowances	179	118
Partnership investment	9	7
Stock-based compensation	136	124
Net unrealized losses	8	10
Total deferred tax assets	528	412
Valuation allowance	(132)	(93)
Net deferred tax assets	$396	$319
Deferred tax liabilities:
Unremitted foreign earnings	$(35)	$(39)
Fixed assets and other intangibles	(58)	(145)
Acquired intangibles	(167)	(49)
Net unrealized losses (gains)	(21)	—
Total deferred tax liabilities	(281)	(233)
Net deferred tax assets	$115	$86
The following table shows the deferred tax assets and liabilities within our consolidated balance sheets:

		As of December 31,
		2018	2017
	Balance Sheet Location	(In millions)
Total deferred tax assets (non-current)	Other assets	$224	$95
Total deferred tax liabilities (non-current)	Deferred tax liability and other long-term liabilities	(109)	(9)
Total net deferred tax assets (liabilities)		$115	$86
As of December 31, 2018, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $72 million, $393 million, and $391 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2022, and the state net operating loss carryforwards will begin to expire in 2019. Approximately $10 million of the foreign net operating loss carryforwards will begin to expire in 2021, $24 million will expire in 2034 and $357 million has no expiration date and may be carried forward indefinitely. As of December 31, 2018, our federal and state tax credit carryforwards for income tax purposes were approximately $29 million and $137 million, respectively. The federal tax credits will begin to expire in 2028. Most of the state tax credits may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We have elected the tax law ordering approach to assess the realizability of our net operating losses. During the years ended December 31, 2018, 2017, and 2016, we increased our valuation allowance by $39 million, $50 million, and $11 million, respectively. At December 31, 2018, 2017, and 2016, we maintained a valuation allowance with respect to certain of our deferred tax assets relating to operating losses in certain states and foreign jurisdictions and tax credits in certain states that we believe are not likely to be realized.

At December 31, 2018, none of our unremitted foreign earnings of approximately $6.9 billion, are considered to be indefinitely reinvested. We have accrued $35 million of deferred U.S. state and foreign withholding taxes on the $6.9 billion of undistributed foreign earnings.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We benefit from tax rulings concluded in several different jurisdictions, most significantly Singapore and Luxembourg. These rulings result in significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under these tax rulings. These rulings resulted in tax savings of approximately $465 million, $443 million and $310 million in 2018, 2017, and 2016, respectively. The benefit of these tax rulings on our net income per share (diluted) was approximately $0.39, $0.36 and $0.25 in 2018, 2017 and 2016, respectively. These tax rulings are currently in effect and expire in 2020.
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$424	$312	$267
Increases related to prior period tax positions	120	61	14
Decreases related to prior period tax positions	(6)	(23)	(18)
Increases related to current period tax positions	287	112	51
Settlements	(20)	(35)	(1)
Statute of limitation expirations	(5)	(3)	(1)
Gross amounts of unrecognized tax benefits as of the end of the period	$800	$424	$312
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $757 million.

During the year ended December 31, 2018, we increased our unrecognized tax benefits by $194 million due to uncertainties related to the impacts of the Tax Act.

In December 31, 2018, 2017, and 2016, we recognized net interest and penalties of $57 million, $13 million, and $13 million, respectively, related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2018 and 2017 was approximately $124 million and $75 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2003 to 2017 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2002 primarily include the U.S. (Federal and California), France, Germany, India, Israel, and Singapore. During 2018, we settled our audit with Italy. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.
Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2018 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
Note 17—Restructuring

In the first quarter of 2018 and 2017, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $25 million and $40 million, respectively. The reduction approved in the first quarter of 2018 also included restructuring charges related to the decision to wind down TIO operations. We incurred employee and severance benefits expenses under both the 2018 and 2017 strategic reductions, which were substantially completed by the end of 2018 and 2017, respectively.

No restructuring expenses were recognized during the year ended December 31, 2016.

PayPal Holdings, Inc.

Supplementary Data — Quarterly Unaudited Financial Data

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2018 and 2017.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$3,685	$3,857	$3,683	$4,226
Net income	$511	$526	$436	$584
Net income per share - basic	$0.43	$0.44	$0.37	$0.50
Net income per share - diluted	$0.42	$0.44	$0.36	$0.49
Weighted average shares:
Basic	1,192	1,187	1,181	1,177
Diluted	1,217	1,202	1,199	1,196

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$2,975	$3,136	$3,239	$3,744
Net income	$384	$411	$380	$620
Net income per share - basic	$0.32	$0.34	$0.32	$0.52
Net income per share - diluted	$0.32	$0.34	$0.31	$0.50
Weighted average shares:
Basic	1,203	1,202	1,202	1,203
Diluted	1,216	1,215	1,223	1,228

PayPal Holdings, Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2016	$185	$655	$(618)	$222
Year Ended December 31, 2017	222	823	(779)	266
Year Ended December 31, 2018	$266	$1,059	$(981)	$344
Allowance for Loans and Interest Receivable
Year Ended December 31, 2016	$233	$555	$(449)	$339
Year Ended December 31, 2017	339	274	(484)	129
Year Ended December 31, 2018	$129	$243	$(200)	$172

ITEM 16. FORM 10-K SUMMARY
None.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
2.02	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and Bill Me Later, Inc.		8-K	11/16/2017
2.03	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and PayPal (Europe) SÀ R.L. et CIE, S.C.A.		8-K	11/16/2017
2.04	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and Bill Me Later, Inc.		10-Q	7/26/2018
2.05	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and PayPal (Europe) S.À R.L. et CIE, S.C.A.		10-Q	7/26/2018
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws effective January 17, 2019.		8-K	1/18/2019
10.01	Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.		8-K	7/20/2015
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
10.08
Amended and Restated 364-Day Credit and Guarantee Agreement, dated as of November 26, 2018, among PayPal Holdings, Inc., PayPal, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
			8-K	11/27/2018
10.09+	PayPal Employee Incentive Plan, as amended and restated.		DEF 14A	4/14/2016
10.10+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan		8-K	5/25/2018
10.11+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.12+	PayPal Holdings, Inc. Change in Control Severance Plan for Key Employees, dated June 16, 2015.		10-12B/A	6/18/2015
10.13+	PayPal Holdings, Inc. SVP and Above Standard Severance Plan, dated June 16, 2015.		10-12B/A	6/18/2015
10.14	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers.		10-12B/A	5/14/2015
10.15+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.16+
Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unite Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated.
			10-Q	4/27/2017
10.17+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.18+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.19+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.20+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.21+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.22+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.23+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland.		10-K	2/11/2016
10.24+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach.		10-K	2/11/2016
10.25+	Letter dated May 19, 2015 from eBay Inc. to William Ready.		10-12B/A	6/2/2015
10.26+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.27+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.28+	Independent Director Compensation Policy	X
10.29+	Letter dated May 5, 2013 from eBay, Inc. to Tomer Barel		10-K	2/11/2016
10.30+	Letter Agreement dated August 22, 2017 between Tomer Barel and PayPal Holdings, Inc.		10-Q	10/24/2017
21.01	List of Subsidiaries.	X
23.01	PricewaterhouseCoopers LLP consent.	X
24.01	Power of Attorney (see signature page).	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 7, 2019.

PayPal Holdings, Inc.

By:	/s/ Daniel H. Schulman
	Name: Title:	Daniel H. Schulman President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Schulman, John D. Rainey, A. Louise Pentland, Wanji Walcott, Brian Y. Yamasaki and Aaron A. Anderson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 7, 2019.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Daniel H. Schulman	By:	/s/ John D. Rainey
	Daniel H. Schulman		John D. Rainey
	President, Chief Executive Officer and Director		Chief Financial Officer and Executive Vice President, Global Customer Operations

Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Wences Casares
	Rodney C. Adkins		Wences Casares
	Director		Director

By:	/s/ Jonathan Christodoro	By:	/s/ John J. Donahoe
	Jonathan Christodoro		John J. Donahoe
	Director		Director

By:	/s/ David W. Dorman	By:	/s/ Belinda Johnson
	David W. Dorman		Belinda Johnson
	Director		Director

By:	/s/ Gail J. McGovern	By:	/s/ Deborah M. Messemer
	Gail J. McGovern		Deborah M. Messemer
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Ann M. Sarnoff
	David M. Moffett		Ann M. Sarnoff
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director