Form 10-Q
period 2019-03-31
PayPal Holdings, Inc.
filed 2019-04-25
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of April 19, 2019, there were 1,174,933,013 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,515	$7,575
Short-term investments	3,334	1,534
Accounts receivable, net	409	313
Loans and interest receivable, net of allowances of $195 and $172 as of March 31, 2019 and December 31, 2018, respectively	2,856	2,532
Funds receivable and customer accounts	22,738	20,062
Prepaid expenses and other current assets	1,039	947
Total current assets	34,891	32,963
Long-term investments	1,695	971
Property and equipment, net	1,731	1,724
Goodwill	6,234	6,284
Intangible assets, net	750	825
Other assets	979	565
Total assets	$46,280	$43,332
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$226	$281
Notes payable	1,999	1,998
Funds payable and amounts due to customers	24,238	21,562
Accrued expenses and other current liabilities	2,097	2,002
Income taxes payable	75	61
Total current liabilities	28,635	25,904
Deferred tax liability and other long-term liabilities	2,488	2,042
Total liabilities	31,123	27,946
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,172 and 1,174 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 99 and 91 shares as of March 31, 2019 and December 31, 2018, respectively	(6,216)	(5,511)
Additional paid-in-capital	14,848	14,939
Retained earnings	6,550	5,880
Accumulated other comprehensive income (loss)	(25)	78
Total equity	15,157	15,386
Total liabilities and equity	$46,280	$43,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data)
	(Unaudited)
Net revenues	$4,128	$3,685
Operating expenses:
Transaction expense	1,549	1,275
Transaction and loan losses	341	305
Customer support and operations	388	342
Sales and marketing	329	281
Technology and development	511	448
General and administrative	419	347
Restructuring and other charges	73	153
Total operating expenses	3,610	3,151
Operating income	518	534
Other income (expense), net	199	14
Income before income taxes	717	548
Income tax expense	50	37
Net income	$667	$511

Net income per share:
Basic	$0.57	$0.43
Diluted	$0.56	$0.42

Weighted average shares:
Basic	1,171	1,192
Diluted	1,188	1,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions)
	(Unaudited)
Net income	$667	$511
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(67)	2
Unrealized gains (losses) on investments, net	11	(15)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(2)	4
Unrealized losses on hedging activities, net	(46)	(18)
Tax benefit on unrealized losses on hedging activities, net	1	—
Other comprehensive income (loss), net of tax	(103)	(27)
Comprehensive income	$564	$484
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$15,386
Adoption of leases standard	—	—	—	—	3	3
Net income	—	—	—	—	667	667
Foreign currency translation	—	—	—	(67)	—	(67)
Unrealized gains on investments, net	—	—	—	11	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	(2)
Unrealized losses on hedging activities, net	—	—	—	(46)	—	(46)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	1	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	(302)	—	—	(302)
Common stock repurchased	(8)	(705)	(45)	—	—	(750)
Stock-based compensation	—	—	256	—	—	256
Balances at March 31, 2019	1,172	$(6,216)	$14,848	$(25)	$6,550	$15,157

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$(142)	$3,823	$15,994
Net income	—	—	—	—	511	511
Foreign currency translation	—	—	—	2	—	2
Unrealized losses on investments, net	—	—	—	(15)	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	4
Unrealized losses on hedging activities, net	—	—	—	(18)	—	(18)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	—	—	—
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(226)	—	—	(226)
Common stock repurchased	(24)	(1,810)	(15)	—	—	(1,825)
Stock-based compensation	—	—	214	—	—	214
Balances at March 31, 2018	1,183	$(3,811)	$14,287	$(169)	$4,334	$14,641

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$667	$511
Adjustments:
Transaction and loan losses	341	305
Depreciation and amortization	230	185
Stock-based compensation	247	205
Deferred income taxes	74	91
Cost basis adjustments to loans and interest receivable held for sale	—	128
Unrealized gains on strategic investments	(180)	—
Other	(44)	(5)
Changes in assets and liabilities:
Accounts receivable	(96)	25
Changes in loans and interest receivable held for sale, net	4	(1,291)
Accounts payable	(3)	(35)
Income taxes payable	14	—
Other assets and liabilities	(227)	(468)
Net cash provided by (used in) operating activities	1,027	(349)
Cash flows from investing activities:
Purchases of property and equipment	(218)	(178)
Changes in principal loans receivable, net	(357)	738
Purchases of investments	(8,138)	(5,275)
Maturities and sales of investments	6,028	4,291
Funds receivable	(2,175)	429
Net cash (used in) provided by investing activities	(4,860)	5
Cash flows from financing activities:
Proceeds from issuance of common stock	7	13
Purchases of treasury stock	(756)	(1,825)
Tax withholdings related to net share settlements of equity awards	(309)	(335)
Borrowings under financing arrangements	—	2,075
Funds payable and amounts due to customers	2,560	865
Net cash provided by financing activities	1,502	793
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(7)
Net change in cash, cash equivalents and restricted cash	(2,330)	442
Cash, cash equivalents and restricted cash at beginning of period	13,233	8,285
Cash, cash equivalents and restricted cash at end of period	$10,903	$8,727

Supplemental cash flow disclosures:
Cash paid for interest	$20	$8
Cash paid (refund received) for income taxes, net	$22	$(6)

The below table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts shown in the condensed consolidated statement of cash flows:

Cash and cash equivalents	$4,515	$2,879
Short term investments	15	16
Funds receivable and customer accounts	6,373	5,832
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$10,903	$8,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person payments through our PayPal, Venmo, and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products, comprise our proprietary Payments Platform.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on important issues such as countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including the way laws and regulations are interpreted and implemented, as well as increased penalties and enforcement actions related to non-compliance could have a material adverse impact on our business, results of operations, and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our condensed consolidated statements of income and our investment balance is included in long-term investments on our condensed consolidated balance sheets. Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our condensed consolidated statements of income. Our investment balance is included in long-term investments on our condensed consolidated balance sheets.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the Securities and Exchange Commission.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the condensed consolidated financial statements for interim periods. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2019.

Reclassifications

Beginning with the first quarter of 2019, we reclassified certain operating expenses within the condensed consolidated statements of income. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on our previously reported consolidated net income for prior periods, including total operating expenses, financial position, or cash flows for any periods presented.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The classification changes relate primarily to the combination of costs incurred to develop and operate our Payments Platform into a new caption entitled technology and development. This new caption includes: (a) costs incurred in operating, maintaining, and enhancing our Payments Platform, including network and infrastructure costs, which were previously classified in the customer support and operations caption, and (b) costs incurred in developing new and improving existing products, which were previously classified in the product development caption on our consolidated statements of income. In addition, we have eliminated the presentation of depreciation and amortization expense as a separate financial statement caption by reclassifying these expenses into financial statement captions aligned with the internal organizations that are the primary beneficiaries of the depreciation and amortization of such assets.

The following table presents the effects of the changes on the presentation of these operating expenses to the previously reported condensed consolidated statements of income:

	Three Months Ended March 31, 2018
	(In millions)
	As Reported	Adjustments	Revised

Transaction expense	$1,275	$—	$1,275
Transaction and loan losses	305	—	305
Customer support and operations	351	(9)	342
Sales and marketing	285	(4)	281
Product development	258	(258)	—
Technology and development	—	448	448
General and administrative	339	8	347
Depreciation and amortization	185	(185)	—
Restructuring and other charges	153	—	153
Total operating expenses	$3,151	$—	$3,151

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

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other liabilities and other long-term liabilities on our condensed consolidated balance sheets. As of March 31, 2019, we had no finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; we use an incremental borrowing rate for specific terms on a collateralized basis based on the information available on the commencement date in determining the present value of lease payments. The ROU asset calculation includes lease payments to be made and excludes lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases. In addition, we have elected the practical expedients related to lease classification, hindsight, and land easement. We apply a single portfolio approach to effectively account for the ROU assets and lease liabilities.

Recent Accounting Guidance

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments will reflect our current estimate of the expected credit losses and generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt the new guidance effective January 1, 2020. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We are evaluating the impact of and approach to adopting this new accounting guidance on our condensed consolidated financial statements.

Recently Adopted Accounting Guidance

In 2016, the FASB issued new accounting guidance related to accounting for leases, which requires lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the guidance applicable to lessors do not apply. Additionally, in 2018, the FASB issued codification and targeted improvements to this guidance effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We adopted the new guidance on January 1, 2019, using a modified retrospective basis and applied the optional practical expedients related to the transition. We recorded $511 million for the ROU assets and $521 million for the lease liabilities associated with our operating leases upon adoption. The adoption of this guidance did not have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows. For additional information, see Note 6—“Leases.”

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable, and we do not believe any of these accounting pronouncements has had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

Note 2—Revenue

PayPal enables its customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our Payments Platform and from other value added services. Our revenues are classified into two categories, transaction revenues and revenues from other value added services.
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our revenues disaggregated by primary geographical markets and revenues by major products and services:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Primary geographical markets
United States (“U.S.”)	$2,187	$2,023
United Kingdom (“U.K.”)	433	392
Other countries(1)	1,508	1,270
Total revenues(2)	$4,128	$3,685

Types of revenues
Transaction revenues	$3,731	$3,197
Other value added services	397	488
Total revenues(2)	$4,128	$3,685
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $346 million and $359 million for the three months ended March 31, 2019 and 2018, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers. These relate to interest, fees, and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances.

Net revenues are attributed to the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Net revenues earned from other value added services are typically attributed to the country in which either the customer or partner reside.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$667	$511
Denominator:
Weighted average shares of common stock - basic	1,171	1,192
Dilutive effect of equity incentive awards	17	25
Weighted average shares of common stock - diluted	1,188	1,217
Net income per share:
Basic	$0.57	$0.43
Diluted	$0.56	$0.42
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	3	—

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Business Combinations

There were no acquisitions or divestitures completed in either the three months ended March 31, 2019 or 2018.

Significant Acquisitions Completed in 2018

Hyperwallet

We completed the acquisition of HWLT Holdings Inc. (“Hyperwallet”) in November 2018 by acquiring all outstanding shares for a total purchase price of approximately $400 million, consisting of cash consideration. We acquired Hyperwallet to enhance our payout capabilities and improve our ability to provide an integrated suite of payment solutions to ecommerce platforms and marketplaces around the world. The allocation of purchase consideration resulted in approximately $100 million of customer-related intangible assets, approximately $30 million of developed technology intangible assets, and approximately $2 million of marketing related intangible assets with estimated useful lives ranging from 3 to 7 years, funds receivable and customer accounts of $412 million, funds payable and amounts due to customers of $412 million, net liabilities of approximately $32 million, and initial goodwill of approximately $300 million, which is attributable to the workforce of Hyperwallet and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

iZettle

We completed the acquisition of iZettle AB (publ) (“iZettle”) in September 2018 by acquiring all outstanding shares for a total purchase price of $2.2 billion, consisting of cash consideration paid of approximately $2.1 billion (net of cash acquired of $103 million) and restricted shares of PayPal with a fair value of approximately $22 million. We acquired iZettle to expand our in-store presence and strengthen our Payments Platform to help small businesses around the world grow and thrive in an omnichannel retail environment.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,602
Customer lists and user base	426
Marketing related	102
Developed technology	121
All other	1
Total intangibles	$650
Cash	103
Funds receivable and customer accounts	47
Funds payable and amounts due to customers	(47)
Deferred tax liabilities, net	(118)
Other net liabilities	(55)
Total purchase consideration	$2,182
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Simility

We completed the acquisition of Simility, Inc. (“Simility”) in July 2018 by acquiring all outstanding shares for a total purchase price of $107 million, consisting of cash consideration. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally. The allocation of purchase consideration resulted in approximately $18 million of developed technology intangible assets with an estimated useful life of 3 years, net assets of approximately $10 million, and initial goodwill of approximately $79 million, which is attributable to the workforce of Simility and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2019:

	December 31, 2018	Goodwill Acquired	Adjustments	March 31, 2019
	(In millions)
Total goodwill	$6,284	$—	$(50)	$6,234

The adjustments to goodwill during the three months ended March 31, 2019 are related to foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,121	$(644)	$477	7	$1,134	$(623)	$511	7
Marketing related	298	(215)	83	3	301	(207)	94	3
Developed technology	449	(290)	159	3	453	(269)	184	3
All other	245	(214)	31	5	245	(209)	36	5
Intangible assets, net	$2,113	$(1,363)	$750		$2,133	$(1,308)	$825

Amortization expense for intangible assets was $57 million and $30 million for the three months ended March 31, 2019 and 2018, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expected future intangible asset amortization as of March 31, 2019 was as follows (in millions):

Fiscal years:
Remaining 2019	$152
2020	190
2021	137
2022	72
2023	72
Thereafter	127
$750

Note 6—Leases

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer service and operations centers. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. When we reach a decision to exercise a lease renewal or termination option, we will recognize the associated impact to the ROU asset and lease liability.

While a majority of lease payments are based on the stated rate in the lease, some lease payments are subject to annual changes based on the Consumer Price Index (“CPI”) or another referenced index. While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. All of PayPal’s variable lease payments are based on an index or rate.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

The components of lease expense were as follows:

March 31, 2019
(in millions, except weighted-average figures)
Lease expense
Operating lease expense	$34
Sublease income	(2)
Total lease expense cost	$32

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31
Right-of-use assets obtained in exchange for new operating lease liabilities as of January 1, 2019	$511
Weighted-average remaining lease term - operating leases	6.3 years
Weighted-average discount rate - operating leases	4%

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments for our operating leases as of March 31, 2019 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2019	$92
2020	110
2021	88
2022	69
2023	52
Thereafter	169
Total	$580
Less: present value discount	(82)
Lease liability	$498
Future minimum lease payments for our operating leases as of December 31, 2018, prior to the adoption of new lease guidance as described in Note 1—“Overview and Summary of Significant Accounting Policies,” were as follows:

Operating Leases
Fiscal years:	(In millions)
2019	$124
2020	111
2021	96
2022	81
2023	63
Thereafter	189
Total minimum lease payments	$664

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

As of March 31, 2019, we have additional operating leases with minimum lease payments aggregating to $52.8 million, primarily for real estate and data centers, that have not yet commenced. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 3 years to 7 years.

Note 7—Other Financial Statement Details
Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$2	$78
Other comprehensive income (loss) before reclassifications	6	11	(67)	(1)	(51)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	52	—	—	—	52
Net current period other comprehensive income (loss)	(46)	11	(67)	(1)	(103)
Ending balance	$136	$(2)	$(160)	$1	$(25)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	(62)	(16)	2	4	(72)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	(44)	(1)	—	—	(45)
Net current period other comprehensive income (loss)	(18)	(15)	2	4	(27)
Ending balance	$(129)	$(27)	$(23)	$10	$(169)

The following table provides details of reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

Details of Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2019	2018
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$52	$(44)	Net revenues
Unrealized (losses) on investments	—	(1)	Other income (expense), net
	$52	$(45)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$52	$(45)	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)
Interest income	$49	$28
Interest expense	(22)	(16)
Gains (losses) on strategic investments	180	—
Other	(8)	2
Other income (expense), net	$199	$14

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$6,373	$5,642
Time deposits	370	389
Available-for-sale debt securities	10,699	10,940
Funds receivable	5,296	3,091
Total funds receivable and customer accounts	$22,738	$20,062
Short-term investments:
Time deposits	$743	$774
Available-for-sale debt securities	2,518	685
Restricted cash	73	75
Total short-term investments	$3,334	$1,534
Long-term investments:
Available-for-sale debt securities	$451	$676
Restricted cash	2	2
Strategic investments	1,242	293
Total long-term investments	$1,695	$971

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019 and December 31, 2018, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,123	$5	$—	$7,128
Foreign government and agency securities	788	—	—	788
Corporate debt securities	627	—	—	627
Short-term investments:
U.S. government and agency securities	298	—	—	298
Foreign government and agency securities	26	—	—	26
Corporate debt securities	1,913	—	(3)	1,910
Long-term investments:
Foreign government and agency securities	12	—	—	12
Corporate debt securities	433	—	(4)	429
Total available-for-sale debt securities(1)	$11,220	$5	$(7)	$11,218
(1) Excludes foreign-currency denominated available-for-sale investments accounted for under the fair value option. Refer to Note 9—“Fair Value Measurement of Assets and Liabilities”

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$6,945	$2	$—	$6,947
Foreign government and agency securities	772	—	(1)	771
Corporate debt securities	883	—	—	883
Short-term investments:
Corporate debt securities	393	—	(3)	390
Long-term investments:
Foreign government and agency securities	38	—	—	38
Corporate debt securities	639	—	(11)	628
Total available-for-sale debt securities(1)	$9,670	$2	$(15)	$9,657
(1) Excludes foreign-currency denominated available-for-sale investments accounted for under the fair value option. Refer to Note 9—“Fair Value Measurement of Assets and Liabilities”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019 and December 31, 2018, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments by length of time those individual securities have been in a continuous loss position was as follows:

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$124	$—	$—	$—	$124	$—
Foreign government and agency securities	74	—	49	—	123	—
Corporate debt securities	25	—	7	—	32	—
Short-term investments:
Foreign government and agency securities	—	—	26	—	26	—
Corporate debt securities	39	—	518	(3)	557	(3)
Long-term investments:
Foreign government and agency securities	—	—	12	—	12	—
Corporate debt securities	18	—	395	(4)	413	(4)
Total available-for-sale debt securities	$280	$—	$1,007	$(7)	$1,287	$(7)
— Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,419	$—	$18	$—	$2,437	$—
Foreign government and agency securities	295	—	49	(1)	344	(1)
Corporate debt securities	281	—	7	—	288	—
Short-term investments:
Corporate debt securities	57	—	333	(3)	390	(3)
Long-term investments:
Foreign government and agency securities	10	—	28	—	38	—
Corporate debt securities	94	(2)	534	(9)	628	(11)
Total available-for-sale debt securities	$3,156	$(2)	$969	$(13)	$4,125	$(15)
— Denotes gross unrealized loss or fair value of less than $1 million in a given position.

We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the available-for-sale debt securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2019 and 2018.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2019
	Amortized Cost	Fair Value
	(In millions)	(In millions)
One year or less	$10,746	$10,748
After one year through five years	468	464
After five years through ten years	6	6
Total	$11,220	$11,218

Strategic Investments

Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net. Marketable equity securities totaled $873 million as of March 31, 2019. We had no such securities as of December 31, 2018.

We also have non-marketable equity securities recorded in long-term investments on our condensed consolidated balance sheets. Our non-marketable equity securities do not have a readily determinable fair value, therefore we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $369 million and $293 million as of March 31, 2019 and December 31, 2018, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2019 were as follows:

(In millions)
Carrying amount, beginning of period	$293
Adjustments related to non-marketable equity securities:
Additions, net of sales	19
Gross unrealized gains	57
Gross unrealized losses and impairments	—
Carrying amount, end of period	$369

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at March 31, 2019 were approximately $148 million and $5 million, respectively.

Gains (losses) on marketable and non-marketable equity securities

Net unrealized gains recognized in the three months ended March 31, 2019 related to marketable and non-marketable equity securities held at March 31, 2019 were approximately $180 million.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$2,167	$—	$2,167
Short-term investments(2):
U.S. government and agency securities	299	—	299
Foreign government and agency securities	287	—	287
Corporate debt securities	1,932	—	1,932
Total short-term investments	$2,518	$—	$2,518
Funds receivable and customer accounts(3):
Cash and cash equivalents	1,051	—	1,051
U.S. government and agency securities	7,128	—	7,128
Foreign government and agency securities	2,316	—	2,316
Corporate debt securities	1,255	—	1,255
Total funds receivable and customer accounts	$11,750	$—	$11,750
Derivatives	223	—	223
Long-term investments(2).(4):
Foreign government and agency securities	22	—	22
Corporate debt securities	429	—	429
Marketable equity securities	873	873	—
Total long-term investments	$1,324	$873	$451
Total financial assets	$17,982	$873	$17,109
Liabilities:
Derivatives	$68	$—	$68
(1) Excludes cash of $2.3 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $75 million and time deposits of $743 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $11.0 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $369 million measured using the Measurement Alternative.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$3,678	$3,678
Short-term investments(2):
Foreign government and agency securities	235	235
Corporate debt securities	450	450
Total short-term investments	685	685
Funds receivable and customer accounts(3):
Cash and cash equivalents	605	605
U.S. government and agency securities	6,946	6,946
Foreign government and agency securities	2,434	2,434
Corporate debt securities	1,560	1,560
Total funds receivable and customer accounts	11,545	11,545
Derivatives	320	320
Long-term investments(2),(4):
Foreign government and agency securities	48	48
Corporate debt securities	628	628
Total long-term investments	676	676
Total financial assets	$16,904	$16,904
Liabilities:
Derivatives	$67	$67
(1) Excludes cash of $3.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $77 million and time deposits of $774 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $8.5 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity investments of $293 million measured using the Measurement Alternative.

Our marketable equity securities are valued using quoted prices for identical assets in active markets (Level 1). All other financial assets and liabilities are valued using market prices on less active markets (Level 2). Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.

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

We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2019 and 2018. As of March 31, 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts	$2,156	$2,339
Short-term investments	$284	$295
Long-term investments	$10	$10

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities included within funds receivable and customer accounts, short-term investments and long-term investments under the fair value option for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Funds receivable and customer accounts	$(29)	$40
Short-term investments	$—	$8

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table summarizes our financial assets and liabilities held as of March 31, 2019 and December 31, 2018 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$103	103
(1) Excludes non-marketable equity investments of $266 million for which no observable price changes occurred during the three months ended March 31, 2019.

	December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$116	116
(1) Excludes non-marketable equity investments of $177 million for which no observable price changes occurred during the year ended December 31, 2018.

We measured these non-marketable equity investments at cost minus impairment, if any, plus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment in the same issuer.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and notes payable are carried at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and notes payable would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of March 31, 2019, we estimate that $131 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2019 and 2018, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report them in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which point we also reclassify the de-designated hedges into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedge and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2019 and December 31, 2018 was as follows:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$140	$170
Foreign exchange contracts designated as cash flow hedges	Other assets (non-current)	8	11
Foreign exchange contracts not designated as hedging instruments	Other current assets	75	139
Total derivative assets		$223	$320

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$9	$3
Foreign exchange contracts designated as cash flow hedges	Other long-term liabilities	3	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	56	64
Total derivative liabilities		$68	$67

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheets. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $50 million as of March 31, 2019 and $45 million as of December 31, 2018. During the year ended December 31, 2018, we entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $4 million cash collateral related to our derivative liabilities as of March 31, 2019, which is recognized in other current assets on our condensed consolidated balance sheets, and is related to the right to reclaim cash collateral. We posted no cash collateral as of December 31, 2018. We received $153 million and $195 million in counterparty cash collateral related to our derivative assets as of March 31, 2019 and December 31, 2018, respectively, which is recognized in other current liabilities on our condensed consolidated balance sheets, and is related to the obligation to return cash collateral. Additionally, as of March 31, 2019 and December 31, 2018, we received nil and $6 million, respectively, in counterparty non-cash collateral in the form of debt securities.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activity of derivative contracts that qualify for hedge accounting as of March 31, 2019 and December 31, 2018, and the impact of designated derivative instruments on accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	December 31, 2018	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	March 31, 2019
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$182	$6	$52	$136

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017	Amount of gains (losses) recognized in other comprehensive income	Less: Amount of gains (losses) reclassified from accumulated other comprehensive income to net revenue	March 31, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(111)	$(62)	$(44)	$(129)

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended March 31,
	2019	2018
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$4,128	$3,685
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income	$52	$(44)

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$(10)	$(44)
Gains (losses) on foreign exchange contracts recognized in net revenues	—	(6)
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$(10)	$(50)

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

	March 31, 2019	December 31, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$3,568	$3,831
Foreign exchange contracts not designated as hedging instruments	11,310	10,703
Total	$14,878	$14,534

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and loans in Germany through our Luxembourg banking subsidiary, and extend working capital loans in Australia through an Australian subsidiary. Prior to July 2018, we purchased receivables related to credit extended to U.S. consumers by independent chartered financial institutions and were responsible for servicing functions related to that portfolio. Following the completion of the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, we no longer purchase receivables related to the U.S. consumer loans, but remain responsible for the servicing functions related to the sold portfolio through a transition period. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the three months ended March 31, 2019 and 2018, we purchased approximately $1.1 billion and $3.0 billion, respectively, in credit receivables. The credit receivables purchased during the three months ended March 31, 2018 include purchases associated with U.S. consumer credit receivables portfolio, which was designated as held for sale at the time and subsequently sold to Synchrony Bank.

Loans and Interest Receivable, Net

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of March 31, 2019 and December 31, 2018, the outstanding balance of consumer receivables, which primarily consisted of loans and interest receivable due from international consumer accounts, was $792 million and $704 million, respectively.

We closely monitor credit quality for our consumer receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources such as credit bureaus where available and internal historical experience including the consumer’s prior repayment history with PayPal Credit products as well as other measures. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in our determination of our allowance for consumer loans and interest receivable.

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date.

March 31, 2019
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$747	$22	$8	$15	$45	$792
94.3%	2.8%	1.0%	1.9%	5.7%	100%

December 31, 2018
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$668	$18	$6	$12	$36	$704
94.9%	2.5%	0.9%	1.7%	5.1%	100%

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2019 and 2018:

	March 31, 2019			March 31, 2018
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$27	$3	$30	$57	$6	$63
Provisions	1	2	3	23	3	26
Charge-offs	(9)	(1)	(10)	(39)	(3)	(42)
Recoveries	10	—	10	—	—	—
Ending balance	$29	$4	$33	$41	$6	$47
(1) Beginning and ending balances include approximately $50 million and $31 million, respectively, of U.S. consumer receivables not designated as held for sale that are fully reserved and are expected to be charged off.

The tables above exclude receivables from other consumer credit products of $84 million and $96 million at March 31, 2019 and December 31, 2018, respectively, and allowances of $9 million and $12 million at March 31, 2019 and December 31, 2018, respectively.

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

Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of March 31, 2019 and December 31, 2018, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.2 billion and $1.9 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $97 million and $84 million, respectively.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. PPBL repayments are collected by periodic payments until the balance has been satisfied.

The interest or fee is fixed at the time the loan or advance is extended and recognized as deferred revenues included in accrued expenses and other current liabilities in our condensed consolidated balance sheets. The fixed interest or fee is amortized to revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We closely monitor credit quality for our merchant loans and advances that we extend or purchase, so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple data sources, both external and internal data to predict the likelihood of timely, and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal and prior repayment history with the PayPal products where available, elements sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making ongoing credit decisions, to adjust our internal models, to plan our collection practices and strategies, and in our determination of our allowance for these loans and advances.

Merchant Receivables Delinquency and Allowance

The following tables present our estimate of the principal amount of merchant loans, advances, and interest and fees receivable past their original expected or contractual repayment period.

March 31, 2019
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,981	$71	$42	$67	$14	$194	$2,175
91.1%	3.3%	1.9%	3.1%	0.6%	8.9%	100%

December 31, 2018(1)
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,706	$66	$32	$57	$13	$168	$1,874
91.0%	3.6%	1.7%	3.0%	0.7%	9.0%	100%
(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the three months ended March 31, 2019 and 2018:

	March 31, 2019			March 31, 2018
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$115	$15	$130	$52	$7	$59
Provisions	54	6	60	39	6	45
Charge-offs	(37)	(3)	(40)	(21)	(2)	(23)
Recoveries	3	—	3	2	—	2
Ending balance	$135	$18	$153	$72	$11	$83

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past due. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses, and the provisions for interest and fees receivable is recognized in deferred revenues included in other current liabilities in our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Note 12—Notes Payable

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings up until April 6, 2019. As of March 31, 2019, $2.0 billion was outstanding under the Amended Credit Agreement at a weighted average interest rate of 3.44%. The total interest expense and fees we recorded related to the Amended Credit Agreement was approximately $20 million for the three months ended March 31, 2019. Refer to Note 18—“Subsequent Events” for additional information.

There are no significant changes or amounts outstanding related to the other credit agreements disclosed in our 2018 Form 10-K.

Note 13—Commitments and Contingencies

Commitments

As of March 31, 2019 and December 31, 2018, approximately $2.0 billion and $1.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2019. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956-EMC was filed in the U.S. District Court for the Northern District of California (the "Court") against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. The initial complaint alleged that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed a -first amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The first amended complaint was purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleged that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the first amended complaint on July 13, 2018 and the Court granted the motions, without prejudice on December 13, 2018. Plaintiffs filed a second amended complaint on January 14, 2019. The second amended complaint alleges substantially the same theory of liability as the first amended complaint, but no longer names Hamed Shabazi as a defendant. The remaining Defendants filed their motion to dismiss the second amended complaint on March 15, 2019, and a hearing is scheduled for July 11, 2019. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Beginning balance	$344	$266
Provisions, net of recoveries	286	243
Realized losses	(245)	(226)
Ending balance	$385	$283

Note 14—Stock Repurchase Programs

In February 2019, we entered into an accelerated share repurchase (“ASR”) agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of $750 million to the third party financial institution and received approximately 7.7 million shares of our common stock, at an average price of $96.91 during the term of the transaction, which ended in March 2019. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. We recorded the initial payment of $750 million as a reduction to stockholders’ equity on our condensed consolidated balance sheet. All common stock received under the ASR agreement was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

As of March 31, 2019, a total of approximately $724 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

Note 15—Stock-Based Plans

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Customer support and operations	$48	$42
Sales and marketing	32	34
Technology and development	93	72
General and administrative	81	61
Total stock-based compensation expense	$254	$209
Capitalized as part of internal use software and website development costs	$10	$7

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16—Income Taxes

Our effective tax rate for both the three months ended March 31, 2019 and March 31, 2018 was 7%. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and discrete tax benefits related to stock-based compensation.

Note 17—Restructuring

During the first quarter of 2019 and 2018, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million and $25 million, respectively. The approved reductions for 2019 are to better align our teams to support key business priorities and also includes the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which are expected to terminate in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reduction. The cash payments associated with the 2019 restructuring are expected to be substantially completed by the end of 2019. The reduction approved in the first quarter of 2018 includes restructuring charges related to the decision to wind down TIO’s operations. We incurred employee and severance benefits expenses under the 2018 strategic reduction, which was substantially completed by the end of 2018.

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2019:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2019	$3
Charges	78
Payments	(2)
Accrued liability as of March 31, 2019	$79

Note 18—Subsequent Events

On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as supplemented and, to the extent inconsistent, superseded (if applicable) by some of the information in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “PayPal” refer to PayPal Holdings and its consolidated subsidiaries.

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products, comprise our proprietary Payments Platform.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on important issues such as countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. Some of the laws and regulations to which we are subject were enacted recently, and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including the way laws and regulations are interpreted and implemented, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. Therefore, we monitor these areas closely to design compliant solutions for our customers who depend on us.

Information security risks for global payments and technology companies like us have significantly increased in recent years. We are not immune to these risks and there can be no assurance that we will not suffer such losses in the future. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union, which commenced a two-year period expiring on March 29, 2019, after which time the U.K. was expected to leave the EU. The EU subsequently extended the date to October 31, 2019 although the U.K. could leave sooner depending on political developments. There is a significant lack of clarity over the eventual date and terms of the U.K.’s exit from the EU and the terms of the U.K.’s future relationship with the EU. The U.K.’s financial service regulators are implementing Temporary Permission Regimes (“TPR”) to support European Economic Area (“EEA”) financial service firms in continuing to conduct business in the U.K. should the U.K. exit the EU without an agreement. The final TPR rules will come into effect if the U.K. leaves the EU without an agreement. Accordingly, we may need to adjust our business to comply with additional legal and regulatory requirements if accessing the TPR. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.

Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. Net revenues generated from our U.K. operations constituted approximately 10% and 11% of total net revenues for the three months ended March 31, 2019 and March 31, 2018, respectively. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 31% of our gross loans and interest receivables as of March 31, 2019 and December 31, 2018, were generated from our U.K. operations. Approximately 6% and 7% of our gross loans and interest receivables as of March 31, 2019 and December 31, 2018, respectively, were generated from the EU (excluding the U.K.) operations.

Overview of Results of Operations

The following table provides a summary of our condensed consolidated GAAP financial measures for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2019	2018
	(In millions, except percentages and per share data)
Net revenues	$4,128	$3,685	12%
Operating expenses	3,610	3,151	15%
Operating income	$518	$534	(3)%
Operating margin	13%	14%	**
Income tax expense	$50	$37	35%
Effective tax rate	7%	7%	**
Net income	$667	$511	31%
Net income per diluted share	$0.56	$0.42	34%
Net cash provided by operating activities	$1,027	$(349)	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended March 31, 2019 and 2018

Net revenues increased $443 million, or 12%, in the three months ended March 31, 2019, compared to the same period of the prior year, driven primarily by growth in TPV (as defined below under “Net Revenues”) of 22%, compared to the same period of the prior year. Net revenues from acquisitions completed in 2018 collectively contributed approximately two percentage points to the growth rate in 2019. The increase was offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, which resulted in a negative impact of approximately seven percentage points to the net revenues growth rate.

Total operating expenses increased $459 million, or 15%, in the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to increases in transaction expense, general and administrative, and technology and development, partially offset by a decline in restructuring and other charges. Operating expenses related to acquisitions completed in 2018 collectively contributed four percentage points to the growth rate in the three months ended March 31, 2019.

Operating income decreased by $16 million, or 3%, in the three months ended March 31, 2019, compared to the same period of the prior year, due to growth in operating expenses offset by an increase in net revenues. Acquisitions completed in 2018 collectively had a negative impact of approximately eleven percentage points to the growth rate in operating income. Our operating margin was 13% and 14% in the three months ended March 31, 2019 and March 31, 2018, respectively. Operating margin for the three months ended March 31, 2019 was negatively impacted by growth in transaction expense, which increased 21% in the three months ended March 31, 2019, compared to net revenues, which increased 12% in the same period, offset by positive impacts of operating efficiencies in our business. Acquisitions completed in 2018 collectively had a negative impact of approximately two percentage points on our operating margin.

Net income increased by $156 million, or 31%, in the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to an increase of $185 million in other income (expense), net, offset by the decrease in operating income of $16 million. Increase in other income (expense), net was driven by unrealized gains on strategic investments. Net income was further impacted by an increase in income tax expense of $13 million primarily driven by the increase in income before income taxes.

Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended March 31, 2019 and 2018, we generated approximately 47% and 45% of our net revenues from customers domiciled outside of the United States (“U.S.”), respectively. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three months ended March 31, 2019 and March 31, 2018, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2019
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(116)
Hedging impact	52
Unfavorable impact to net revenues	(64)
Favorable impact to operating expense	62
Net unfavorable impact to operating income	$(2)

Three Months Ended March 31, 2018
(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$141
Hedging impact	(50)
Favorable impact to net revenues	91
Unfavorable impact to operating expense	(59)
Net favorable impact to operating income	$32

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

Financial Results

Net Revenues
Our revenues are classified into the following two categories:

•
Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or TPV, completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant or consumer are in different countries).

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

Net Revenues Analysis

The components of our net revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2019	2018
	(In millions, except percentages)
Transaction revenues	$3,731	$3,197	17%
Other value-added services	397	488	(19)%
Net revenues	$4,128	$3,685	12%

Transaction revenues

Transaction revenues grew by $534 million, or 17%, for the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to growth in TPV, mainly from our PayPal, Braintree, and Venmo products, and in the number of payment transactions, both of which resulted primarily from an increase in our active accounts. Acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction revenues in the three months ended March 31, 2019.

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2019	2018
	(In millions, except percentages)
Active accounts(1)	277	237	17%
Number of payment transactions(2)	2,838	2,214	28%
Payment transactions per active account(3)	37.9	34.7	9%
TPV(4)	$161,492	$132,364	22%
Percent of cross-border TPV	18%	21%	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Reflects active accounts as of the end of the applicable period. An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform, not including gateway-exclusive transactions, within the past 12 months.
(2) Number of payment transactions are the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.
(3) Number of payment transactions per active account reflects the total number of payment transactions within the previous 12 month period, divided by active accounts at the end of the period.
(4) TPV is the value of payments, net of reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.
** Not meaningful

Transaction revenues grew more slowly than both TPV and the number of payment transactions for the three months ended March 31, 2019, compared to the same period in the prior year, due to a higher proportion of P2P transactions (primarily from our PayPal and Venmo products) from which we earn lower fees, and a lower proportion of cross border transactions, partially offset by foreign exchange hedging gains. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three months ended March 31, 2019.

Other value added services

For the three months ended March 31, 2019, net revenues from other value added services decreased $91 million, or 19%, compared to the same period in the prior year, due primarily to lower interest and fee income earned on our consumer loans receivable driven by the sale of our U.S. consumer credit receivables portfolio. The decline was partially offset by an increase in revenue share with Synchrony Bank, an increase of approximately $55 million due to revenue earned from transition servicing activities, which we expect to provide to Synchrony Bank through the second quarter of 2019, an increase in interest and fee income earned on our merchant loans and advances receivable, and growth in interest earned on customer balances. Acquisitions completed in 2018 contributed approximately four percentage points to the growth rate of other value added services in the three months ended March 31, 2019. The total gross consumer and merchant loans and interest receivable balance was $3.1 billion as of March 31, 2019 and $8.3 billion (including the held for sale portfolio) as of March 31, 2018, respectively, reflecting a year-over-year decrease of 63% primarily driven by the sale of our U.S. consumer credit receivables portfolio.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank to free up balance sheet capacity and cash flow for other uses and mitigate balance sheet risk. Following the closing of this transaction in July 2018, Synchrony Bank became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program. Subsequent to the sale, we earn a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which is recorded in net revenues from other value-added services. We expect this transaction to negatively impact other value-added services revenue growth through the second quarter of 2019. The corresponding negative impact on the growth rate of total net revenues through the second quarter of 2019 is expected to be between 7% and 8%, although this estimate is subject to various uncertainties and the actual impact may be different.

Operating Expenses

Beginning with the first quarter of 2019, we reclassified certain operating expenses within our consolidated statements of income. Prior period amounts were reclassified to conform to this presentation. These changes have no impact on our previously reported consolidated net income for prior periods, including total operating expenses, financial position, or cash flows for any periods presented. For additional information, see Note 1—“Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. Growth rates presented below are calculated based upon the reclassified prior period amounts.

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2019	2018
	(In millions, except percentages)
Transaction expense	$1,549	$1,275	21%
Transaction and loan losses	341	305	12%
Customer support and operations(1)	388	342	13%
Sales and marketing(1)	329	281	17%
Technology and development(1)	511	448	14%
General and administrative(1)	419	347	21%
Restructuring and other charges	73	153	(52)%
Total operating expenses	$3,610	$3,151	15%
Transaction expense rate(2)	0.96%	0.96%	**
Transaction and loan loss rate(3)	0.21%	0.23%	**
(1) Prior period amounts have been revised to reflect the classification changes discussed above.
(2) Transaction expense rate is calculated by dividing transaction expense by TPV.
(3) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV.
** Not meaningful

Transaction Expense

Transaction expense increased by $274 million, or 21%, in the three months ended March 31, 2019, compared to the same period of the prior year, primarily due to the increase in TPV of 22%. The transaction expense rate for the three months ended March 31, 2019 remained consistent with the transaction expense rate for the same period of the prior year. Acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction expense in the three months ended March 31, 2019.

Our transaction expense rate is impacted by changes in regional and funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three months ended March 31, 2019 and 2018, approximately 2% of TPV was funded with PayPal Credit. For the three months ended March 31, 2019 and 2018, approximately 41% and 44% of TPV, respectively, was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Loan Losses

The components of our transaction and loan losses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2019	2018
	(In millions, except percentages)
Transaction losses	$286	$243	18%
Loan losses	55	62	(11)%
Transaction and loan losses	$341	$305	12%
Transaction loss rate (1)	0.18%	0.18%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction losses increased by $43 million, or 18%, in the three months ended March 31, 2019, compared to the same period of the prior year, primarily due to the increase in TPV. Our transaction loss rate remained flat in the three months ended March 31, 2019, compared to the same period of the prior year.

Loan losses decreased by $7 million, or 11%, in the three months ended March 31, 2019 compared to the same period of the prior year, due primarily to the recognition of losses in the three months ended March 31, 2018 associated with U.S. Consumer credit receivable balances that were not subject to the sale agreement with Synchrony, offset by an increase in loan losses resulting from the increase in our PayPal Business Loans (“PPBL”), PayPal Working Capital (“PPWC”) loans, and international consumer loans receivable balances. Acquisitions completed in 2018 contributed approximately three percentage points to the growth rate of loan losses in the three months ended March 31, 2019.

The consumer loans and interest receivable balance as of March 31, 2019 and March 31, 2018 was $792 million and $403 million respectively, representing a year-over-year increase of 97% driven by growth in international markets. Approximately 93% of our consumer loans receivables outstanding as of March 31, 2019 and March 31, 2018 were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2019	2018
Percent of consumer loans and interest receivables current	94.3%	95.3%
Percent of consumer loans and interest receivables > 90 days outstanding(1)	1.9%	1.5%
Net charge off rate(2)	3.3%	2.3%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer.
(2) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of March 31, 2019 were $2.2 billion, compared to $1.2 billion as of March 31, 2018, representing a year-over-year increase of 77%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to the growth in our PPBL portfolio and an increase in the availability of our PPWC credit product. Approximately 85% and 10% of our merchant receivables outstanding as of March 31, 2019 were due from merchants in the U.S. and U.K. respectively, as compared to 85% and 12% as of March 31, 2018.

The following table provides information regarding the credit quality of our merchant receivables:

	March 31,
	2019	2018
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	91.1%	90.1%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.7%	4.1%

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans and interest receivables. For additional information, see Note 11—“Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations includes: (a) costs incurred in our global customer operations centers, including costs to provide call support to our customers, and (b)     costs to support our trust and security programs protecting our merchants and consumers and other costs incurred related to the delivery of our products.

Customer support and operations expenses increased by $46 million, or 13%, in the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to an increase in employee-related expenses in our operations functions that support the growth of our active accounts and payment transactions, and an increase in depreciation and amortization expenses associated with the applications that support our customer and data operations. Acquisitions completed in 2018 collectively contributed approximately four percentage points to the growth rate of customer support and operations expenses for the three months ended March 31, 2019.

Sales and Marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.

Sales and marketing expenses increased by $48 million, or 17%, in the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to an increase in amortization of acquired intangibles, employee-related expenses, and higher spend on marketing programs designed to drive growth in our business. Acquisitions completed in 2018 collectively contributed approximately 14 percentage points to the growth rate of sales and marketing expenses for the three months ended March 31, 2019.

Technology and development

Technology and development includes (a) costs incurred in connection with the development of our Payments Platform, new products, and the improvement of our existing products, including the amortization of software and website development costs incurred in developing our Payments Platform, which are capitalized, and acquired developed technology, and (b) our site operations and other infrastructure costs incurred to support our Payments Platform.

Technology and development expenses increased by $63 million, or 14%, in the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to an increase in employee-related expenses, an increase in amortization of acquired intangibles, and an increase in data centers and cloud computing services utilized in delivering our products. Acquisitions completed in 2018 collectively contributed approximately six percentage points to the growth rate of technology and development expenses for the three months ended March 31, 2019.

General and Administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk, compliance, executive, and other support operations.

General and administrative expenses increased by $72 million, or 21%, in the three months ended March 31, 2019, compared to the same period of the prior year, due primarily to an increase in employee-related expenses, professional service expenses incurred to support our acquisition and business development strategies, an increase in facilities costs, and an increase in depreciation and amortization associated with systems and tools used in our general and administrative functions. Acquisitions completed in 2018 contributed approximately seven percentage points to the growth rate of general and administrative expenses for the three months ended March 31, 2019.

Restructuring and Other Charges

Restructuring and other charges decreased by $80 million in the three months ended March 31, 2019, compared to the same period of the prior year. A reduction of $128 million was driven by the sale of our U.S. consumer credit receivables portfolio in July 2018, prior to which adjustments to its cost basis were recorded under restructuring and other charges. This decline was partially offset by an increase in restructuring charges of $53 million year-over-year. During the first quarters of 2019 and 2018, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million and $25 million, respectively. The approved reductions for 2019 are to better align our teams to support key business priorities and also include the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which are expected to terminate in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reduction, which is expected to be substantially completed by the end of 2019. The estimated annual employee related costs associated with the impacted workforce is approximately $175 million. The majority of the reduction in costs associated with the impacted workforce are expected to be reinvested in the business.

We incurred employee and severance benefits expenses, including charges related to the winding down of TIO’s operations, under the 2018 strategic reduction, which was substantially completed by the end of 2018.

Other Income (Expense), Net

Other income (expense), net increased $185 million in the three months ended March 31, 2019, compared to the same period of the prior year. The increase was primarily driven by net unrealized gains on strategic investments due to favorable changes in fair value related to our marketable equity securities and the impact of observable price changes related to our non-marketable equity securities, which collectively contributed $180 million to the increase.

Income Tax Expense

Our effective income tax rate was approximately 7% for both the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions, working capital, and other cash needs. The following table summarizes the cash, cash equivalents, and investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$8,227	$9,710
(1) Excludes assets related to funds receivable and customer accounts of $22.7 billion and $20.1 billion at March 31, 2019 and December 31, 2018, respectively.
(2) Excludes total restricted cash of $75 million and $77 million at March 31, 2019 and December 31, 2018, respectively, and strategic investments of $1.2 billion and $293 million as of March 31, 2019 and December 31, 2018, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.9 billion as of March 31, 2019 and $8.7 billion at December 31, 2018, or 84% and 89% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2018, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, GILTI, or the one-time transition tax. Subsequent repatriations will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Credit Facilities

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings up until April 6, 2019. As of March 31, 2019, $2.0 billion was outstanding under the Amended Credit Agreement at a weighted average interest rate of 3.44%. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. There are no significant changes or amounts outstanding related to the other credit agreements disclosed in our 2018 Form 10-K.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2019, we had a total of $3.2 billion in cash withdrawals offsetting our $3.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for Credit Portfolio Growth

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of March 31, 2019, the cumulative amount approved by management to be designated for credit activities aggregated to $1.5 billion and represented approximately 25% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit Ratings

As of March 31, 2019, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, were 0.18% of TPV. Historical loss rates may not be indicative of future results.

Stock Repurchases

During the three months ended March 31, 2019, we made an upfront payment of $750 million to repurchase 7.7 million shares of our common stock pursuant to the accelerated share repurchase agreement, under our stock repurchase program authorized in April 2017. As of March 31, 2019, a total of approximately $724 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

Other Considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as Note 13—“Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks facing our business.

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

Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$1,027	$(349)
Investing activities	(4,860)	5
Financing activities	1,502	793
Effect of exchange rates on cash, cash equivalents, and restricted cash	1	(7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,330)	$442

Operating Activities

We generated cash from operating activities of $1.0 billion in the three months ended March 31, 2019 primarily due to operating income of $518 million, as well as adjustments for non-cash expenses of depreciation and amortization and stock-based compensation of $477 million, and expenses related to provision for transaction and loan losses of $341 million. The cash generated from operating activities was negatively impacted by unrealized gains on our strategic investments of $180 million, changes in other assets and liabilities of $227 million, primarily related to actual cash transaction losses incurred during the period, and an increase in accounts receivable of $96 million.

The net cash used in operating activities of $349 million in the three months ended March 31, 2018 was primarily due to the $1.3 billion negative impact of changes in loans and interest receivable held for sale, net and changes in other assets and liabilities of $468 million, primarily related to actual cash transaction losses incurred during the period. These uses of cash were partially offset by operating income of $534 million, adjustments for non-cash expenses of depreciation and amortization and stock-based compensation of approximately $390 million, and expenses related to provision for transaction and loan losses of $305 million.

In the three months ended March 31, 2019, cash paid for income taxes, net was $22 million. In the three months ended March 31, 2018, we received a net cash refund of income taxes of $6 million.

Investing Activities

The net cash used in investing activities of $4.9 billion in the three months ended March 31, 2019 was due primarily to purchases of investments of $8.1 billion, changes in funds receivable from customers of $2.2 billion, changes in principal loans receivable, net of $357 million, and purchases of property and equipment of $218 million. These cash outflows were partially offset by maturities and sales of investments of $6.0 billion

We generated cash from investing activities of $5 million in the three months ended March 31, 2018 due primarily to purchases of investments of $5.3 billion and purchases of property and equipment of $178 million, offset by maturities and sales of investments of $4.3 billion, changes in principal loans receivable, net of $738 million, and changes in funds receivable from customers of $429 million.

Financing Activities

We generated cash from financing activities of $1.5 billion in the three months ended March 31, 2019 due primarily to changes in funds payable and amounts due to customers of $2.6 billion partially offset by the repurchase of $756 million of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $309 million.

We generated cash from financing activities of $793 million in the three months ended March 31, 2018 due primarily to borrowings on our 2017 Credit Agreement of $2.0 billion and changes in funds payable and amounts due to customers of $865 million. These net inflows were offset by the repurchase of $1.8 billion of our common stock under our stock repurchase programs and tax withholdings related to net share settlement of equity awards of $335 million.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

The effect of currency exchange rates on cash, cash equivalents, and restricted cash was a $1 million positive impact and a $7 million negative impact for the three months ended March 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

We are exposed to interest-rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts.

As of March 31, 2019 and December 31, 2018, approximately 55% and 78% of our total cash, cash equivalents, and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in the jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings up until April 6, 2019. As of March 31, 2019, $2.0 billion was outstanding under the Amended Credit Agreement. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. There are no significant changes or amounts outstanding related to the other credit agreements disclosed in our 2018 Form 10-K.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers of our credit products to us, or to lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our net income.

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at March 31, 2019 and December 31, 2018.

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

We have a foreign currency exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our condensed consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see Note 10—“Derivative Instruments” to the condensed consolidated financial statements included in this report.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at March 31, 2019 and December 31, 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $667 million and $707 million lower, respectively. If the U.S. dollar strengthened by 20% at March 31, 2019 and December 31, 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $667 million and $707 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $204 million and $295 million at March 31, 2019 and December 31, 2018, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of March 31, 2019 would have positively impacted income before income taxes by approximately $204 million, resulting in a net zero impact. Foreign currency exchange contracts in place as of December 31, 2018 would have positively impacted income before income taxes by approximately $308 million, resulting in a net negative impact of approximately $13 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. As of March 31, 2019 and December 31, 2018, our strategic investments totaled $1.2 billion and $293 million, respectively, which represented approximately 15% and 3% of our total cash and investment portfolio at those dates, respectively. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. We are required to record all adjustments to the carrying value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities. These changes could be material based on market conditions. A hypothetical adverse change in the carrying value of our strategic investments of 10%, which could be experienced in the near term, would result in a decrease of approximately $124 million to the carrying value of the portfolio. We review our non-marketable equity investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchase and sales of the securities in which we have invested, and other publicly available data.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The information set forth under Note 13—“Commitments and Contingencies—Litigation and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A: Risk Factors

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 7, 2019 (“2018 Form 10-K”).  The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2018 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (commonly referred to as “Brexit”). In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union. This commenced a two-year period, expiring on March 29, 2019, after which time the U.K was expected to leave the EU. The EU subsequently extended this date to October 31, 2019 although the U.K. could leave the EU sooner depending on political developments. There is a significant lack of clarity over the eventual date and terms of the U.K.'s exit from the EU and the terms of the U.K.'s future relationship with the EU. The U.K.'s financial service regulators have implemented Temporary Permission Regimes that will be in place should the U.K. exit the EU without an agreement. The regulators will use this and other powers to support European Economic Area (“EEA”) financial services firms, including our EU operations, in continuing to conduct business in the U.K. in an orderly manner should the U.K. exit the EU without an agreement.

Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect us or our customers and companies with which we do business, particularly in the U.K. Brexit could lead to greater restrictions on the supply and availability of goods and services between the U.K. and the EEA region, with the potential inability of U.K. companies to fulfill orders leading in turn to a risk of increased merchant defaults and buyer protection claims. Brexit could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our customers.

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulator permissions, our EU operations could lose their ability to offer services into the U.K. market on a cross-border basis and for our U.K. based operations to offer services on a cross-border basis in the EEA markets. For example, our ability to work primarily with the Luxembourg regulator as the lead authority for various aspects of our U.K. operations may be impacted;

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

We principally provide our services to customers in the EU through PayPal (Europe) S.a.r.l. et Cie., SCA (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements only being applicable from 2019. The implementation of PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider would be able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards (coming into force on September 14, 2019) for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business.

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

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and designated as a holder of a stored value facility, but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. The Payment Services Act passed into law in Singapore in January 2019 and is expected to come into effect in the second half of 2019. We currently expect that the implementation of the new legislation will increase our operating costs.

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

Consumer Protection

We are subject to consumer protection laws and regulations in the countries in which we operate. In the U.S., we are subject to federal and state consumer protection laws and regulations applicable to our activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”). These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

On October 5, 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. The effective date of the final rule on prepaid accounts was April 1, 2019. We have been implementing certain changes to comply with the final rule and are making substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to customer dissatisfaction, require us to reallocate resources, and increase our costs, which could negatively affect our business.

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

PayPal (Europe) principally offers its services in EU countries (including the U.K.) through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU regulations. Regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its or the PayPal group's activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EU countries.

Economic and Trade Sanctions

We are required to comply with economic and trade sanctions administered by the United States, the European Union,relevant EU member states, and other jurisdictions in which we operate. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and will continue to be required to make changes to our compliance program in various jurisdictions in response. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. In the EU, the implementation of the so-called Fourth and Fifth Anti-Money Laundering Directives and the regulation on information accompanying transfer of funds (commonly known as the Revised Wire Transfer Regulation) may make compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Penalties for non-compliance with the revised Anti-Money Laundering Directive could include fines of up to 10% of PayPal (Europe)’s total annual turnover.

Privacy and Protection of User Data

We are subject to a number of laws, rules, directives, and regulations (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing, and transfer (which we collectively refer to as “processing”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we operate. Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, and the collection, storage, use, and sharing of personal data is increasing around the world. There is uncertainty associated with the legal and regulatory environment relating to privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing, artificial intelligence, and blockchain technology.

Any failure, or perceived failure, by us to comply with our privacy policies as communicated to users prior to our collection, use, storage and transfer, and disclosure of their personal data, with applicable industry data protection or security standards, with any applicable regulatory requirements or orders, or with privacy, data protection, information security, or consumer protection-related laws and regulations in one or more jurisdictions could result in proceedings or actions against us by data protection authorities (which we refer to as “supervisory authorities”), governmental entities or others, including class action privacy litigation in certain jurisdictions, would subject us to significant awards, fines, penalties, judgments, and negative publicity arising from any financial or non-financial damages suffered by any individuals. This could, individually or in the aggregate, materially harm our business. Specifically, this would likely require us to change our business practices, and would increase the costs and complexity of compliance. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In October 2015, the European Court of Justice invalidated U.S.-EU Safe Harbor framework clauses that were previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties who had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for Safe Harbor known as “Privacy Shield.” Both the Privacy Shield framework and SCCs are facing legal challenges in the European justice system. To the extent that the Privacy Shield or SCCs are invalidated, PayPal’s ability to process EEA personal data with third parties outside of the EEA and intra-group with its U.S. affiliates could be jeopardized.

In 2016, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The EU data protection regime expands the scope of the EEA data protection law to all foreign companies processing personal data of EEA residents, imposes more stringent data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without need for local implementing legislation, each EU member state has the ability to interpret the GDPR opening clauses which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR has required us to change our business practices and increased the costs and complexity of compliance.

PayPal also faces additional potential challenges from local supervisory authorities (as defined under the GDPR). Because PayPal (Europe) is headquartered in Luxembourg and subject to regulation as a bank in that jurisdiction, we have relied on the “one-stop-shop” concept under which Luxembourg has been our lead supervisory authority in the EU. However, a 2015 European Court of Justice ruling (Weltimmo) affecting companies that do business in the EU potentially could make us subject to the local data protection laws or regulatory enforcement activities of the various EU member states in which we have established legal entities and which apply privacy laws that are different than, and may conflict with, Luxembourg privacy laws.

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

Acquisitions, joint ventures, strategic investments, and other strategic transactions are important elements of our overall corporate strategy. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets, as well as joint ventures, strategic investments, and commercial and strategic partnerships. These transactions may involve significant challenges, uncertainties, and risks, including:

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

•
liability for activities or conduct of an acquired company before the acquisition, including legal and regulatory claims or disputes, violations of laws and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities;

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

At any given time, we may be engaged in discussions or negotiations with respect to one or more of these or other types of transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. Any acquisitions, dispositions, or investments may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), recognize liabilities, and record gains or losses (realized or unrealized) and amortization expenses related to intangible assets or write-offs of goodwill or intangibles, which could dilute the economic and voting rights of our stockholders and adversely affect our results of operations and the interests of holders of our indebtedness, as applicable.

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

Joint ventures and strategic investments where we have a minority ownership stake inherently involve a lesser degree of influence over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management or other persons or entities who control them and who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management or other persons or entities who control joint ventures or companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and otherwise damage our reputation and brand.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

In February 2019, we entered into an accelerated share repurchase (“ASR”) agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of $750 million to the third party financial institution and received approximately 7.7 million shares of our common stock during the term of the transaction, which ended in March 2019. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement.

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2019 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of January 1, 2019				$11,474
January 1, 2019 through January 31, 2019	—	—	—	11,474
February 1, 2019 through February 28, 2019	—	$—	—	11,474
February 1, 2019 through February 28, 2019 (ASR agreement)(1)	7.1	$96.91	7.1	10,724
March 1, 2019 through March 31, 2019	—	$—	—	10,724
March 1, 2019 through March 31, 2019 (ASR agreement)(1)	0.6	$96.91	0.6	10,724
Balance as of March 31, 2019	7.7		7.7	$10,724
(1) Average price paid per share represents the volume-weighted average share price, less a discount and adjustments pursuant to the terms of the ASR agreement.

No activity has occurred to date under the July 2018 stock repurchase program.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation	10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws, effective January 17, 2019	8-K	1/18/2019
10.01+	Letter Agreement effective February 20, 2019 between Mark Britto and PayPal Holdings, Inc.	-	-	X
10.02+	Letter Agreement dated December 22, 2018 between Allison Johnson and PayPal Holdings, Inc.	-	-	X
31.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
31.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
101.INS	XBRL Instance Document	-	-	X
101.SCH	XBRL Taxonomy Extension Schema Document	-	-	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	-	-	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	-	-	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	X

* The certifications furnished in Exhibits 32.01 and 32.02 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	April 25, 2019
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	April 25, 2019
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	April 25, 2019