Form 10-Q
period 2019-06-30
PayPal Holdings, Inc.
filed 2019-07-25
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 001-36859

PayPal Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			47-2989869
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
2211 North First Street	San Jose	California	95131
(Address of Principal Executive Offices)			(Zip Code)
(408) 967-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	PYPL	NASDAQ Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes☐ No  ☒
As of July 19, 2019, there were 1,176,675,415 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,909	$7,575
Short-term investments	3,506	1,534
Accounts receivable, net	379	313
Loans and interest receivable, net of allowances of $222 and $172 as of June 30, 2019 and December 31, 2018, respectively	3,166	2,532
Funds receivable and customer accounts	23,573	20,062
Prepaid expenses and other current assets	902	947
Total current assets	36,435	32,963
Long-term investments	2,278	971
Property and equipment, net	1,720	1,724
Goodwill	6,236	6,284
Intangible assets, net	699	825
Other assets	1,023	565
Total assets	$48,391	$43,332
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$199	$281
Notes payable	2,499	1,998
Funds payable and amounts due to customers	25,073	21,562
Accrued expenses and other current liabilities	2,022	2,002
Income taxes payable	54	61
Total current liabilities	29,847	25,904
Deferred tax liability and other long-term liabilities	2,405	2,042
Total liabilities	32,252	27,946
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,177 and 1,174 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 99 and 91 shares as of June 30, 2019 and December 31, 2018, respectively	(6,216)	(5,511)
Additional paid-in-capital	15,010	14,939
Retained earnings	7,373	5,880
Accumulated other comprehensive income (loss)	(28)	78
Total equity	16,139	15,386
Total liabilities and equity	$48,391	$43,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data)
	(Unaudited)
Net revenues	$4,305	$3,857	$8,433	$7,542
Operating expenses:
Transaction expense	1,627	1,362	3,176	2,637
Transaction and loan losses	318	334	659	639
Customer support and operations	399	338	787	680
Sales and marketing	356	307	685	588
Technology and development	483	441	994	889
General and administrative	419	387	838	734
Restructuring and other charges	(2)	116	71	269
Total operating expenses	3,600	3,285	7,210	6,436
Operating income	705	572	1,223	1,106
Other income (expense), net	238	37	437	51
Income before income taxes	943	609	1,660	1,157
Income tax expense	120	83	170	120
Net income	$823	$526	$1,490	$1,037

Net income per share:
Basic	$0.70	$0.44	$1.27	$0.87
Diluted	$0.69	$0.44	$1.25	$0.86

Weighted average shares:
Basic	1,175	1,187	1,173	1,190
Diluted	1,187	1,202	1,188	1,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
	(Unaudited)
Net income	$823	$526	$1,490	$1,037
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	9	(29)	(58)	(27)
Unrealized gains (losses) on investments, net	10	5	21	(10)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(4)	(1)	(6)	3
Unrealized gains (losses) on hedging activities, net	(18)	233	(64)	215
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	—	(3)	1	(3)
Other comprehensive income (loss), net of tax	(3)	205	(106)	178
Comprehensive income	$820	$731	$1,384	$1,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$15,386
Adoption of leases standard	—	—	—	—	3	3
Net income	—	—	—	—	667	667
Foreign currency translation	—	—	—	(67)	—	(67)
Unrealized gains on investments, net	—	—	—	11	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	(2)
Unrealized losses on hedging activities, net	—	—	—	(46)	—	(46)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	1	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	(302)	—	—	(302)
Common stock repurchased	(8)	(705)	(45)	—	—	(750)
Stock-based compensation	—	—	256	—	—	256
Balances at March 31, 2019	1,172	$(6,216)	$14,848	$(25)	$6,550	$15,157
Net income	—	—	—	—	823	823
Foreign currency translation	—	—	—	9	—	9
Unrealized gains on investments, net	—	—	—	10	—	10
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	(4)
Unrealized losses on hedging activities, net	—	—	—	(18)	—	(18)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	—	—	—
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(73)	—	—	(73)
Common stock repurchased	—	—	—	—	—	—
Stock-based compensation	—	—	235	—	—	235
Balances at June 30, 2019	1,177	$(6,216)	$15,010	$(28)	$7,373	$16,139

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$(142)	$3,823	$15,994
Net income	—	—	—	—	511	511
Foreign currency translation	—	—	—	2	—	2
Unrealized losses on investments, net	—	—	—	(15)	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	4
Unrealized losses on hedging activities, net	—	—	—	(18)	—	(18)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	—	—	—
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(226)	—	—	(226)
Common stock repurchased	(24)	(1,810)	(15)	—	—	(1,825)
Stock-based compensation	—	—	214	—	—	214
Balances at March 31, 2018	1,183	$(3,811)	$14,287	$(169)	$4,334	$14,641
Net income	—	—	—	—	526	526
Foreign currency translation	—	—	—	(29)	—	(29)
Unrealized gains on investments, net	—	—	—	5	—	5
Tax expense on unrealized gains on investments, net	—	—	—	(1)	—	(1)
Unrealized gains on hedging activities, net	—	—	—	233	—	233
Tax expense on unrealized losses on hedging activities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(67)	—	—	(67)
Common stock repurchased	(6)	(500)	—	—	—	(500)
Stock-based compensation	—	—	214	—	—	214
Balances at June 30, 2018	1,184	$(4,311)	$14,434	$36	$4,860	$15,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,490	$1,037
Adjustments:
Transaction and loan losses	659	639
Depreciation and amortization	458	365
Stock-based compensation	470	410
Deferred income taxes	35	89
Cost basis adjustments to loans and interest receivable held for sale	—	244
Unrealized gains on strategic investments	(398)	(31)
Other	(92)	(10)
Changes in assets and liabilities:
Accounts receivable	(66)	1
Changes in loans and interest receivable held for sale, net	4	(2,268)
Accounts payable	(49)	(17)
Income taxes payable	(7)	(14)
Other assets and liabilities	(303)	(766)
Net cash provided by (used in) operating activities	2,201	(321)
Cash flows from investing activities:
Purchases of property and equipment	(357)	(376)
Changes in principal loans receivable, net	(732)	1,000
Purchases of investments	(13,191)	(10,616)
Maturities and sales of investments	10,537	9,669
Acquisitions, net of cash and restricted cash acquired	—	(16)
Funds receivable	(2,214)	902
Net cash (used in) provided by investing activities	(5,957)	563
Cash flows from financing activities:
Proceeds from issuance of common stock	74	78
Purchases of treasury stock	(756)	(2,325)
Tax withholdings related to net share settlements of equity awards	(449)	(372)
Borrowings under financing arrangements	500	2,075
Repayments under financing arrangements	—	(1,076)
Funds payable and amounts due to customers	3,129	1,078
Net cash provided by (used in) financing activities	2,498	(542)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(63)
Net change in cash, cash equivalents, and restricted cash	(1,259)	(363)
Cash, cash equivalents, and restricted cash at beginning of period	13,233	8,285
Cash, cash equivalents, and restricted cash at end of period	$11,974	$7,922

Supplemental cash flow disclosures:
Cash paid for interest	$45	$26
Cash paid for income taxes, net	$176	$180

The below table reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts shown in the condensed consolidated statement of cash flows:

Cash and cash equivalents	$4,909	$2,840
Short term investments	12	16
Funds receivable and customer accounts	7,053	5,066
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$11,974	$7,922
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
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the condensed consolidated financial statements for interim periods. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2019.

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

The following tables present the effects of the changes on the presentation of these operating expenses to the previously reported condensed consolidated statements of income:

	Three Months Ended June 30, 2018
	(In millions)
	As Previously Reported	Adjustments	Revised

Transaction expense	$1,362	$—	$1,362
Transaction and loan losses	334	—	334
Customer support and operations	357	(19)	338
Sales and marketing	313	(6)	307
Product development	255	(255)	—
Technology and development	—	441	441
General and administrative	368	19	387
Depreciation and amortization	180	(180)	—
Restructuring and other charges	116	—	116
Total operating expenses	$3,285	$—	$3,285

	Six Months Ended June 30, 2018
	(In millions)
	As Previously Reported	Adjustments	Revised

Transaction expense	$2,637	$—	$2,637
Transaction and loan losses	639	—	639
Customer support and operations	708	(28)	680
Sales and marketing	598	(10)	588
Product development	513	(513)	—
Technology and development	—	889	889
General and administrative	707	27	734
Depreciation and amortization	365	(365)	—
Restructuring and other charges	269	—	269
Total operating expenses	$6,436	$—	$6,436

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

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other liabilities and other long-term liabilities on our condensed consolidated balance sheets. As of June 30, 2019, we had no finance leases.

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
We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases. In addition, we have elected the practical expedients related to lease classification, hindsight, and land easement. We apply a single portfolio approach to account for the ROU assets and lease liabilities.

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
Disaggregation of Revenue

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and type of revenue categories (transaction revenues and other value added services). Revenues recorded within these categories are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.

The following table presents our revenues disaggregated by primary geographical markets and revenues by major products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Primary geographical markets
United States (“U.S.”)	$2,297	$2,150	$4,484	$4,173
United Kingdom (“U.K.”)	454	402	887	794
Other countries(1)	1,554	1,305	3,062	2,575
Total revenues(2)	$4,305	$3,857	$8,433	$7,542

Types of revenues
Transaction revenues	$3,878	$3,318	$7,609	$6,515
Other value added services	427	539	824	1,027
Total revenues(2)	$4,305	$3,857	$8,433	$7,542
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $276 million and $441 million for the three months ended June 30, 2019 and 2018, respectively, and $533 million and $800 million for the six months ended June 30, 2019 and 2018, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$823	$526	$1,490	$1,037
Denominator:
Weighted average shares of common stock - basic	1,175	1,187	1,173	1,190
Dilutive effect of equity incentive awards	12	15	15	19
Weighted average shares of common stock - diluted	1,187	1,202	1,188	1,209
Net income per share:
Basic	$0.70	$0.44	$1.27	$0.87
Diluted	$0.69	$0.44	$1.25	$0.86
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	1	2	1

Note 4—Business Combinations

There were no acquisitions or divestitures completed in the six months ended June 30, 2019. In the six months ended June 30, 2018, we completed one acquisition for a total purchase price of $16 million, consisting of cash consideration.

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

The intangible assets acquired consist primarily of merchant relationships, trade name/trademarks, developed technology, and existing acquirer relationships with estimated useful lives ranging from 3 to 7 years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is attributable to the workforce of iZettle and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

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

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2019:

	December 31, 2018	Goodwill Acquired	Adjustments	June 30, 2019
	(In millions)
Total goodwill	$6,284	$—	$(48)	$6,236

The adjustments to goodwill during the six months ended June 30, 2019 are related to foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,121	$(663)	$458	7	$1,134	$(623)	$511	7
Marketing related	298	(224)	74	3	301	(207)	94	3
Developed technology	449	(308)	141	3	453	(269)	184	3
All other	245	(219)	26	5	245	(209)	36	5
Intangible assets, net	$2,113	$(1,414)	$699		$2,133	$(1,308)	$825

Amortization expense for intangible assets was $51 million and $26 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $108 million and $56 million for the six months ended June 30, 2019 and 2018, respectively.

Expected future intangible asset amortization as of June 30, 2019 was as follows (in millions):

Fiscal years:
Remaining 2019	$101
2020	190
2021	137
2022	72
2023	72
Thereafter	127
$699

Note 6—Leases

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer service and operations centers. Our leases have remaining lease terms of less than one year to ten years, some of which include options to extend individual leases for up to five years, and some of which include options to terminate individual leases within one year. When we reach a decision to exercise a lease renewal or termination option, we will recognize the associated impact to the ROU asset and lease liability.

While a majority of lease payments are based on the stated rate in the lease, some lease payments are subject to annual changes based on the Consumer Price Index or another referenced index. While lease liabilities are not re-measured as a result of changes to the relevant index, such changes to these indices are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. All of PayPal’s variable lease payments are based on an index or rate.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions, except weighted-average figures)
Lease expense
Operating lease expense	$32	$66
Sublease income	(2)	(4)
Total lease expense cost	$30	$62

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31	$62
Right-of-use assets obtained in exchange for new operating lease liabilities	$63	$68
Weighted-average remaining lease term - operating leases	6.1 years	6.1 years
Weighted-average discount rate - operating leases	5%	5%

Future minimum lease payments for our operating leases as of June 30, 2019 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2019	$62
2020	114
2021	91
2022	74
2023	57
Thereafter	196
Total	$594
Less: present value discount	(87)
Lease liability	$507

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

As of June 30, 2019, we have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $64.3 million. These operating leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of two years to seven years.

Note 7—Other Financial Statement Details
Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$136	$(2)	$(160)	$1	$(25)
Other comprehensive income (loss) before reclassifications	40	10	9	(4)	55
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	58	—	—	—	58
Net current period other comprehensive income (loss)	(18)	10	9	(4)	(3)
Ending balance	$118	$8	$(151)	$(3)	$(28)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$(129)	$(27)	$(23)	$10	$(169)
Other comprehensive income (loss) before reclassifications	204	5	(29)	(4)	176
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	(29)	—	—	—	(29)
Net current period other comprehensive income (loss)	233	5	(29)	(4)	205
Ending balance	$104	$(22)	$(52)	$6	$36

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$2	$78
Other comprehensive income (loss) before reclassifications	46	21	(58)	(5)	4
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	110	—	—	—	110
Net current period other comprehensive income (loss)	(64)	21	(58)	(5)	(106)
Ending balance	$118	$8	$(151)	$(3)	$(28)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	142	(11)	(27)	—	104
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	(73)	(1)	—	—	(74)
Net current period other comprehensive income (loss)	215	(10)	(27)	—	178
Ending balance	$104	$(22)	$(52)	$6	$36

The following table provides details of reclassifications from accumulated other comprehensive income (loss) for the three months ended June 30, 2019 and 2018:

Details of Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2019	2018
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$58	$(29)	Net revenues
Unrealized (losses) on investments	—	—	Other income (expense), net
	$58	$(29)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$58	$(29)	Net income

The following table provides details of reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

Details of Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2019	2018
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$110	$(73)	Net revenues
Unrealized (losses) on investments	—	(1)	Other income (expense), net
	$110	$(74)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$110	$(74)	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Interest income	$48	$27	$97	$55
Interest expense	(27)	(19)	(49)	(35)
Gains (losses) on strategic investments	218	31	398	31
Other	(1)	(2)	(9)	—
Other income (expense), net	$238	$37	$437	$51

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$7,053	$5,642
Time deposits	391	389
Available-for-sale debt securities	10,743	10,940
Funds receivable	5,386	3,091
Total funds receivable and customer accounts	$23,573	$20,062
Short-term investments:
Time deposits	$679	$774
Available-for-sale debt securities	2,755	685
Restricted cash	72	75
Total short-term investments	$3,506	$1,534
Long-term investments:
Available-for-sale debt securities	$270	$676
Restricted cash	2	2
Strategic investments	2,006	293
Total long-term investments	$2,278	$971

As of June 30, 2019 and December 31, 2018, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,069	$10	$—	$7,079
Foreign government and agency securities	595	—	—	595
Corporate debt securities	754	—	—	754
Short-term investments:
U.S. government and agency securities	770	—	—	770
Foreign government and agency securities	38	—	—	38
Corporate debt securities	1,857	—	(1)	1,856
Long-term investments:
Corporate debt securities	261	—	(1)	260
Total available-for-sale debt securities(1)	$11,344	$10	$(2)	$11,352
(1) Excludes foreign-currency denominated available-for-sale investments accounted for under the fair value option. Refer to Note 9—“Fair Value Measurement of Assets and Liabilities.”

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
(1) Excludes foreign-currency denominated available-for-sale investments accounted for under the fair value option. Refer to Note 9—“Fair Value Measurement of Assets and Liabilities.”

As of June 30, 2019 and December 31, 2018, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments by length of time those individual securities have been in a continuous loss position was as follows:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$137	$—	$—	$—	$137	$—
Foreign government and agency securities	—	—	50	—	50	—
Corporate debt securities	—	—	7	—	7	—
Short-term investments:
Foreign government and agency securities	—	—	22	—	22	—
Corporate debt securities	109	—	514	(1)	623	(1)
Long-term investments:
Corporate debt securities	19	—	152	(1)	171	(1)
Total available-for-sale debt securities	$265	$—	$745	$(2)	$1,010	$(2)
— Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,419	$—	$18	$—	$2,437	$—
Foreign government and agency securities	295	—	49	(1)	344	(1)
Corporate debt securities	281	—	7	—	288	—
Short-term investments:
Corporate debt securities	57	—	333	(3)	390	(3)
Long-term investments:
Foreign government and agency securities	10	—	28	—	38	—
Corporate debt securities	94	(2)	534	(9)	628	(11)
Total available-for-sale debt securities	$3,156	$(2)	$969	$(13)	$4,125	$(15)
— Denotes gross unrealized loss or fair value of less than $1 million in a given position.

We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the available-for-sale debt securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether an other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2019 and 2018.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2019
	Amortized Cost	Fair Value
	(In millions)
One year or less	$11,083	$11,092
After one year through five years	255	254
After five years through ten years	6	6
Total	$11,344	$11,352

Strategic Investments

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net. Marketable equity securities totaled $1.6 billion as of June 30, 2019. We had no such securities as of December 31, 2018.

Non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. Our non-marketable equity securities do not have a readily determinable fair value, therefore we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $439 million and $293 million as of June 30, 2019 and December 31, 2018, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Carrying amount, beginning of period	$293	$88
Adjustments related to non-marketable equity securities:
Additions, net of sales	65	53
Gross unrealized gains	81	31
Carrying amount, end of period	$439	$172

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at June 30, 2019 were approximately $172 million and $5 million, respectively. Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at December 31, 2018 were approximately $91 million and $5 million, respectively.

Gains (losses) on marketable and non-marketable equity securities

Net unrealized gains recognized in the three months ended June 30, 2019 and 2018 related to marketable and non-marketable equity securities held at June 30, 2019 and June 30, 2018 were approximately $218 million and $31 million, respectively. Net unrealized gains recognized in the six months ended June 30, 2019 and 2018 related to marketable and non-marketable equity securities held at June 30, 2019 and June 30, 2018 were approximately $398 million and $31 million, respectively.

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$2,434	$—	$2,434
Short-term investments(2):
U.S. government and agency securities	770	—	770
Foreign government and agency securities	83	—	83
Corporate debt securities	1,902	—	1,902
Total short-term investments	$2,755	$—	$2,755
Funds receivable and customer accounts(3):
Cash and cash equivalents	1,342	—	1,342
U.S. government and agency securities	7,079	—	7,079
Foreign government and agency securities	2,350	—	2,350
Corporate debt securities	1,314	—	1,314
Total funds receivable and customer accounts	$12,085	$—	$12,085
Derivatives	209	—	209
Long-term investments(2).(4):
Foreign government and agency securities	10	—	10
Corporate debt securities	260	—	260
Marketable equity securities	1,567	1,567	—
Total long-term investments	$1,837	$1,567	$270
Total financial assets	$19,320	$1,567	$17,753
Liabilities:
Derivatives	$87	$—	$87
(1) Excludes cash of $2.5 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $74 million and time deposits of $679 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $11.5 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $439 million measured using the Measurement Alternative.

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

We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts	$2,315	$2,339
Short-term investments	$91	$295
Long-term investments	$10	$10

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments under the fair value option for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Funds receivable and customer accounts	$27	$(109)	$(2)	$(69)
Short-term investments	$(4)	$(14)	$(4)	$(6)

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table summarizes our financial assets and liabilities held as of June 30, 2019 and December 31, 2018 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$179	179
(1) Excludes non-marketable equity investments of $260 million for which no observable price changes occurred during the six months ended June 30, 2019.

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

Foreign Currency Exchange Contracts

We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of the foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same we conclude the hedge will be perfectly effective. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We do not use any foreign currency exchange contracts for trading or speculative purposes.

As of June 30, 2019, we estimate that $113 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2019 and 2018, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative's gain or loss in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

We have an additional foreign currency exposure management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, which is offset by the gains and losses on the foreign currency exchange contracts.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2019 and December 31, 2018 was as follows:

	Balance Sheet Location	June 30, 2019	December 31, 2018
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$116	$170
Foreign exchange contracts designated as cash flow hedges	Other assets (non-current)	6	11
Foreign exchange contracts not designated as hedging instruments	Other current assets	87	139
Total derivative assets		$209	$320

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$2	$3
Foreign exchange contracts designated as cash flow hedges	Other long-term liabilities	2	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	83	64
Total derivative liabilities		$87	$67

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheets. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $60 million as of June 30, 2019 and $45 million as of December 31, 2018. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted no cash collateral related to our derivative liabilities as of June 30, 2019 or December 31, 2018. We received $143 million and $195 million in counterparty cash collateral related to our derivative assets as of June 30, 2019 and December 31, 2018, respectively, which is recognized in other current liabilities on our condensed consolidated balance sheets, and is related to the obligation to return cash collateral. Additionally, as of June 30, 2019 and December 31, 2018, we received nil and $6 million, respectively, in counterparty non-cash collateral in the form of debt securities.

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$4,305	$3,857	$8,433	$7,542
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income	$58	$(29)	$110	$(73)

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$9	$59	$(1)	$15
Gains (losses) on foreign exchange contracts recognized in net revenues	—	7	—	1
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$9	$66	$(1)	$16

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

	June 30, 2019	December 31, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$3,519	$3,831
Foreign exchange contracts not designated as hedging instruments	11,906	10,703
Total	$15,425	$14,534

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and working capital loans in Germany through our Luxembourg banking subsidiary, and extend working capital loans in Australia through an Australian subsidiary. Prior to July 2018, we purchased receivables related to credit extended to U.S. consumers by independent chartered financial institutions and were responsible for servicing functions related to that portfolio. Following the completion of the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, we no longer purchased receivables related to the U.S. consumer loans, but remained responsible for the servicing functions related to the sold portfolio through a transition period which ended in the second quarter of 2019. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the six months ended June 30, 2019 and 2018, we purchased approximately $2.2 billion and $6.2 billion, respectively, in credit receivables. The credit receivables purchased during the six months ended June 30, 2018 included purchases associated with U.S. consumer credit receivables portfolio, which was designated as held for sale at the time and subsequently sold to Synchrony Bank.

Loans and Interest Receivable, Net

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of June 30, 2019 and December 31, 2018, the outstanding balance of consumer receivables, which primarily consisted of loans and interest receivable due from international consumer accounts, was $909 million and $704 million, respectively.

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

June 30, 2019
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$855	$28	$9	$17	$54	$909
94.1%	3.0%	1.0%	1.9%	5.9%	100%

December 31, 2018
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$668	$18	$6	$12	$36	$704
94.9%	2.5%	0.9%	1.7%	5.1%	100%

We charge off consumer loan receivable balances in the month in which a customer's balance becomes 180 days past the payment due date. Bankrupt accounts are charged off within 90 days after receipt of notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until they are charged off. We record an allowance for loss against the interest and fees receivable.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2019 and 2018:

	June 30, 2019			June 30, 2018
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$27	$3	$30	$57	$6	$63
Provisions	6	4	10	55	7	62
Charge-offs	(17)	(3)	(20)	(68)	(7)	(75)
Recoveries(2)	18	—	18	—	—	—
Ending balance	$34	$4	$38	$44	$6	$50
(1) Beginning and ending balances include approximately $50 million and $31 million, respectively, of U.S. consumer receivables not designated as held for sale that are fully reserved and are expected to be charged off.
(2) The recoveries were related to fully charged off U.S. consumer receivables not subject to the sale to Synchrony Bank.

The tables above exclude receivables from other consumer credit products of $90 million and $96 million at June 30, 2019 and December 31, 2018, respectively, and allowances of $8 million and $12 million at June 30, 2019 and December 31, 2018, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses. The provision for interest receivable due to interest and fees earned on our consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction to revenue. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of June 30, 2019 and December 31, 2018, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.4 billion and $1.9 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $106 million and $84 million, respectively.

Through our PPWC product, a merchant can borrow a certain percentage of its annual payment volume processed by PayPal and is charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. PPBL repayments are collected by periodic payments until the balance has been satisfied.

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

We closely monitor credit quality for our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple data sources, both external and internal data to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount, and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, and prior repayment history with the PayPal products where available, elements sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making ongoing credit decisions, to adjust our internal models, to plan our collection practices and strategies, and in our determination of our allowance for these loans and advances.

Merchant Receivables Delinquency and Allowance

The following tables present our estimate of the principal amount of merchant loans, advances, and interest and fees receivable past their original expected or contractual repayment period.

June 30, 2019
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$2,175	$82	$41	$78	$13	$214	$2,389
91.0%	3.4%	1.7%	3.3%	0.6%	9.0%	100%

December 31, 2018(1)
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,706	$66	$32	$57	$13	$168	$1,874
91.0%	3.6%	1.7%	3.0%	0.7%	9.0%	100%
(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the six months ended June 30, 2019 and 2018:

	June 30, 2019			June 30, 2018
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$115	$15	$130	$52	$7	$59
Provisions	115	16	131	79	13	92
Charge-offs	(83)	(9)	(92)	(49)	(4)	(53)
Recoveries	7	—	7	5	—	5
Ending balance	$154	$22	$176	$87	$16	$103

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past due. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses, and the provisions for interest and fees receivable is recognized as a reduction of deferred revenues included in other current liabilities in our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Note 12—Notes Payable

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. As of June 30, 2019, $2.5 billion was outstanding under the Amended Credit Agreement at a weighted average interest rate of 3.47%. The total interest expense and fees we recorded related to the Amended Credit Agreement were approximately $24 million and $44 million for the three and six months ended June 30, 2019. No remaining borrowing capacity is available under the Amended Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2019, substantially all of the borrowing capacity under these uncommitted credit facilities was available, subject to customary conditions to borrowing.

Other than as provided above, there are no significant changes to the information disclosed in our 2018 Form 10-K.

Note 13—Commitments and Contingencies

Commitments

As of June 30, 2019 and December 31, 2018, approximately $2.3 billion and $1.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2019. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956-EMC was filed in the U.S. District Court for the Northern District of California (the “Court”) against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. The initial complaint alleged that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed a -first amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The first amended complaint was purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleged that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the first amended complaint on July 13, 2018 and the Court granted the motion, without prejudice, on December 13, 2018. Plaintiffs filed a second amended complaint on January 14, 2019. The second amended complaint alleges substantially the same theory of liability as the first amended complaint, but no longer names Hamed Shabazi as a defendant. The remaining Defendants filed their motion to dismiss the second amended complaint on March 15, 2019, and a hearing was held on July 16, 2019. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as we have grown larger, our business has expanded in scope (both in terms of the range of products and services that we offer and our geographical operations), and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Indemnification Provisions

We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement, and various other agreements with eBay Inc. (“eBay”) to govern the separation of the two companies in 2015 and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations for both eBay and us. Disputes between eBay and us have arisen and others may arise in the future, and an adverse outcome in such matters could materially and adversely impact our business, results of operations, and financial condition. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Beginning balance	$385	$283	$344	$266
Provisions, net of recoveries	247	262	533	505
Realized losses	(237)	(241)	(482)	(467)
Ending balance	$395	$304	$395	$304

Note 14—Stock Repurchase Programs

In February 2019, we entered into an accelerated share repurchase (“ASR”) agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of $750 million to the third party financial institution and received approximately 7.7 million shares of our common stock, at an average price of $96.91 per share of common stock during the term of the transaction, which ended in March 2019. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. We recorded the initial payment of $750 million as a reduction to stockholders’ equity on our condensed consolidated balance sheet. All common stock received under the ASR agreement was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

As of June 30, 2019, a total of approximately $724 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

Note 15—Stock-Based Plans

Stock-based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Customer support and operations	$45	$41	$93	$83
Sales and marketing	32	29	64	63
Technology and development	80	74	173	146
General and administrative	73	66	154	127
Total stock-based compensation expense	$230	$210	$484	$419
Capitalized as part of internal use software and website development costs	$9	$10	$19	$17

Note 16—Income Taxes

Our effective tax rate for the three and six months ended June 30, 2019 was 13% and 10%, respectively. Our effective tax rate for the three and six months ended June 30, 2018 was 14% and 10%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in all periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015, decision of the U.S. Tax Court in Altera Corp. v. Commissioner. In the June 2019 decision the U.S. Court of Appeals held that a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement was valid. We have reviewed this case and determined no adjustment is required to PayPal’s condensed consolidated financial statements as a result of this ruling.

Note 17—Restructuring

During the first quarter of 2019 and 2018, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million and $25 million, respectively. The approved strategic reductions for 2019 are to better align our teams to support key business priorities and also includes the transfer of certain operational functions between geographies, as well as the impact of the transition of interim servicing activities provided to Synchrony, which ended in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions. The cash payments associated with the 2019 restructuring are expected to be substantially completed by the end of 2019. The strategic reduction approved in the first quarter of 2018 includes restructuring charges related to the decision to wind down TIO’s operations. We incurred employee and severance benefits expenses under the 2018 strategic reduction, which was substantially completed by the end of 2018.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2019:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2019	$3
Charges	78
Payments	(34)
Accrued liability as of June 30, 2019	$47

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as supplemented and, to the extent inconsistent, superseded (if applicable) by some of the information in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings and its consolidated subsidiaries.

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

Information security risks for global payments and technology companies like us have significantly increased in recent years. We are not immune to these risks and there can be no assurance that we will not suffer such losses in the future. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors in this Form 10-Q.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union, which commenced a two-year period expiring on March 29, 2019, after which time the U.K. was expected to leave the EU. The EU subsequently extended the date to October 31, 2019 although the U.K. could leave sooner depending on political developments. There is a significant lack of clarity over the eventual date and terms of the U.K.’s exit from the EU and the terms of the U.K.’s future relationship with the EU. The U.K.’s financial service regulators are implementing Temporary Permission Regimes (“TPR”) to support European Economic Area (“EEA”) financial service firms in continuing to conduct business in the U.K. should the U.K. exit the EU without an agreement. The final TPR rules will come into effect if the U.K. leaves the EU without an agreement. Accordingly, we may need to adjust our business to comply with additional legal and regulatory requirements if accessing the TPR. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.

Brexit could adversely affect U.K., regional (including European) and worldwide economic and market conditions, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. Net revenues generated from our U.K. operations constituted approximately 11% of total net revenues for both the three and six months ended June 30, 2019, respectively. Net revenues generated from our U.K. operations constituted approximately 10% and 11% of total net revenues for the three and six months ended June 30, 2018, respectively. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 32% and 31% of our gross loans and interest receivables as of June 30, 2019 and December 31, 2018, respectively, were generated from our U.K. operations. Approximately 7% of our gross loans and interest receivables as of June 30, 2019 and December 31, 2018, were generated from our EU operations (excluding the U.K.).

Overview of Results of Operations

The following table provides a summary of our condensed consolidated GAAP financial measures for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages and per share data)
Net revenues	$4,305	$3,857	12%	$8,433	$7,542	12%
Operating expenses	3,600	3,285	10%	7,210	6,436	12%
Operating income	$705	$572	23%	$1,223	$1,106	11%
Operating margin	16%	15%	**	15%	15%	**
Other income (expense), net	$238	$37	**	$437	$51	**
Income tax expense	$120	$83	45%	$170	$120	42%
Effective tax rate	13%	14%	**	10%	10%	**
Net income	$823	$526	56%	$1,490	$1,037	44%
Net income per diluted share	$0.69	$0.44	58%	$1.25	$0.86	46%
Net cash provided by operating activities	$1,174	$28	**	$2,201	$(321)	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended June 30, 2019 and 2018

Net revenues increased $448 million, or 12%, in the three months ended June 30, 2019, compared to the same period of the prior year, driven primarily by growth in TPV (as defined below under “Net Revenues”) of 24%, compared to the same period of the prior year. Net revenues from acquisitions completed in 2018 collectively contributed approximately two percentage points to the growth rate in the three months ended June 30, 2019. These increases were offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, which resulted in a negative impact of approximately seven percentage points to the net revenues growth rate in the three months ended June 30, 2019.

Total operating expenses increased $315 million, or 10%, in the three months ended June 30, 2019, compared to the same period of the prior year, due primarily to increases in transaction expense, customer support and operations, sales and marketing, and technology and development, partially offset by a decline in restructuring and other charges. Operating expenses related to acquisitions completed in 2018 collectively contributed approximately four percentage points to the growth rate in the three months ended June 30, 2019.

Operating income increased by $133 million, or 23%, in the three months ended June 30, 2019, compared to the same period of the prior year, due to growth in net revenues partially offset by an increase in operating expenses. Acquisitions completed in 2018 collectively had a negative impact of approximately ten percentage points to the growth rate in operating income for the three months ended June 30, 2019. Our operating margin was 16% and 15% in the three months ended June 30, 2019 and June 30, 2018, respectively. Operating margin for the three months ended June 30, 2019 was positively impacted by a reduction in restructuring and other charges driven by completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, subsequent to which we no longer record adjustments to the cost basis of loans and interest receivables held for sale, offset by the negative impact of growth in transaction expense, which increased 19% in the three months ended June 30, 2019, compared to net revenues, which increased 12% in the same period. Acquisitions completed in 2018 collectively had a negative impact of approximately two percentage points on our operating margin for the three months ended June 30, 2019.

Net income increased by $297 million, or 56%, in the three months ended June 30, 2019, compared to the same period of the prior year, due to an increase of $201 million in other income (expense), net, driven by unrealized gains on strategic investments, an increase in operating income of $133 million, partially offset by an increase in income tax expense of $37 million.

Six Months Ended June 30, 2019 and 2018

Net revenues increased $891 million, or 12%, in the six months ended June 30, 2019, compared to the same period of the prior year, driven primarily by growth in TPV of 23%, compared to the same period of the prior year. Net revenues from acquisitions completed in 2018 collectively contributed approximately two percentage points to the growth rate in the six months ended June 30, 2019. These increases were offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, which resulted in a negative impact of approximately seven percentage points to the net revenues growth rate in the six months ended June 30, 2019.

Total operating expenses increased $774 million, or 12%, in the six months ended June 30, 2019, compared to the same period of the prior year, due primarily to increases in transaction expense, customer support and operations, technology and development, and general and administrative, partially offset by a decline in restructuring and other charges. Operating expenses related to acquisitions completed in 2018 collectively contributed four percentage points to the growth rate in the six months ended June 30, 2019.

Operating income increased by $117 million, or 11%, in the six months ended June 30, 2019, compared to the same period of the prior year, due to growth in net revenues partially offset by an increase in operating expenses. Acquisitions completed in 2018 collectively had a negative impact of approximately ten percentage points to the growth rate in operating income for the six months ended June 30, 2019. Our operating margin was 15% in both the six months ended June 30, 2019 and June 30, 2018. Operating margin for the six months ended June 30, 2019 was negatively impacted by growth in transaction expense, which increased 20% in the six months ended June 30, 2019, compared to net revenues, which increased 12% in the same period, offset by a reduction in restructuring and other charges driven primarily by completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, subsequent to which we no longer record adjustments to the cost basis of loans and interest receivables held for sale. Acquisitions completed in 2018 collectively had a negative impact of approximately two percentage points on our operating margin for the six months ended June 30, 2019.

Net income increased by $453 million, or 44%, in the six months ended June 30, 2019, compared to the same period of the prior year, due to an increase of $386 million in other income (expense), net, driven by unrealized gains on strategic investments and an increase in operating income of $117 million, partially offset by an increase in income tax expense of $50 million.

Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three months ended June 30, 2019 and 2018, we generated approximately 47% and 44% of our net revenues from customers domiciled outside of the U.S., respectively. In the six months ended June 30, 2019 and 2018, we generated approximately 47% and 45% of our net revenues from customers domiciled outside of the U.S., respectively. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.

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

In the three and six months ended June 30, 2019 and June 30, 2018, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(93)	$(209)
Hedging impact	58	110
Unfavorable impact to net revenues	(35)	(99)
Favorable impact to operating expense	50	112
Net favorable impact to operating income	$15	$13

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$75	$216
Hedging impact	(23)	(73)
Favorable impact to net revenues	52	143
Unfavorable impact to operating expense	(25)	(84)
Net favorable impact to operating income	$27	$59

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

Net Revenues Analysis

The components of our net revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Transaction revenues	$3,878	$3,318	17%	$7,609	$6,515	17%
Other value added services	427	539	(21)%	824	1,027	(20)%
Net revenues	$4,305	$3,857	12%	$8,433	$7,542	12%

Transaction revenues

Transaction revenues grew by $560 million, or 17%, and $1.1 billion, or 17%, for the three and six months ended June 30, 2019, compared to the same periods of the prior year, respectively, due primarily to growth in TPV, mainly from our PayPal, Braintree, and Venmo products, and in the number of payment transactions, both of which resulted primarily from an increase in our active accounts. Acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction revenues in both the three and six months ended June 30, 2019.

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Active accounts(1)	286	244	17%	286	244	17%
Number of payment transactions(2)	2,973	2,327	28%	5,811	4,541	28%
Payment transactions per active account(3)	39.0	35.7	9%	39.0	35.7	9%
TPV(4)	$172,359	$139,403	24%	$333,851	$271,767	23%
Percent of cross-border TPV	18%	20%	**	18%	20%	**
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
** Not meaningful

Transaction revenues grew more slowly than both TPV and the number of payment transactions for the three and six months ended June 30, 2019, compared to the same periods in the prior year, due to a higher proportion of P2P transactions (primarily from our PayPal and Venmo products) from which we earn lower fees, and a lower proportion of cross border transactions, partially offset by foreign exchange hedging gains. Changes in prices charged to our customers did not significantly impact transaction revenue growth for both the three and six months ended June 30, 2019.

Other value added services

For the three and six months ended June 30, 2019, net revenues from other value added services decreased $112 million, or 21%, and $203 million, or 20%, compared to the same periods in the prior year, due primarily to lower interest and fee income earned on our consumer loans receivable driven by the sale of our U.S. consumer credit receivables portfolio in July 2018. The decline was partially offset by an increase in revenue share with Synchrony Bank (discussed below), an increase in interest and fee income earned on our merchant loans and advances receivable, and growth in interest earned on customer balances. Other value added services revenues also benefited from an increase of approximately $58 million and $113 million for the three and six months ended June 30, 2019, respectively, due to revenue earned from transition servicing activities provided to Synchrony Bank, which ended in the second quarter of 2019. Acquisitions completed in 2018 contributed approximately four percentage points to the growth rate of other value added services in the three and six months ended June 30, 2019. The total gross consumer and merchant loans and interest receivable balance was $3.4 billion as of June 30, 2019 and $8.8 billion (including the held for sale portfolio) as of June 30, 2018, respectively, reflecting a year-over-year decrease of 62% driven primarily by the sale of our U.S. consumer credit receivables portfolio.

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

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Transaction expense	$1,627	$1,362	19%	$3,176	$2,637	20%
Transaction and loan losses	318	334	(5)%	659	639	3%
Customer support and operations(1)	399	338	18%	787	680	16%
Sales and marketing(1)	356	307	16%	685	588	16%
Technology and development(1)	483	441	10%	994	889	12%
General and administrative(1)	419	387	8%	838	734	14%
Restructuring and other charges	(2)	116	(102)%	71	269	(74)%
Total operating expenses	$3,600	$3,285	10%	$7,210	$6,436	12%
Transaction expense rate(2)	0.94%	0.98%	**	0.95%	0.97%	**
Transaction and loan loss rate(3)	0.18%	0.24%	**	0.20%	0.24%	**
(1) Prior period amounts have been revised to reflect the classification changes discussed above.
(2) Transaction expense rate is calculated by dividing transaction expense by TPV.
(3) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV.
** Not meaningful

Transaction Expense

Transaction expense increased by $265 million, or 19%, and $539 million, or 20%, in the three and six months ended June 30, 2019, compared to the same periods of the prior year, primarily due to the increase in TPV of 24% and 23%, for the three and six months ended June 30, 2019, respectively. The decrease in transaction expense rate for the three and six months ended June 30, 2019 compared to the same periods of the prior year was due primarily to the timing of the realization of benefits from volume incentives. Acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction expense in both the three and six months ended June 30, 2019.

Our transaction expense rate is impacted by changes in regional and funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three and six months ended June 30, 2019 and 2018, approximately 2% of TPV was funded with PayPal Credit. For both the three and six months ended June 30, 2019, approximately 41% of TPV was generated outside of the U.S. For both the three and six months ended June 30, 2018, approximately 43% of TPV was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Loan Losses

The components of our transaction and loan losses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Transaction losses	$247	$262	(6)%	$533	$505	6%
Loan losses	71	72	(1)%	126	134	(6)%
Transaction and loan losses	$318	$334	(5)%	$659	$639	3%
Transaction loss rate (1)	0.14%	0.19%		0.16%	0.19%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction losses decreased by $15 million, or 6%, and increased by $28 million, or 6% in the three and six months ended June 30, 2019, compared to the same periods of the prior year. The increase in transaction losses due to the growth in TPV for the three and six months ended June 30, 2019 was offset by benefits realized through improvements in risk management capabilities during the quarter, which also contributed to a decrease in our transaction loss rates in the three and six months ended June 30, 2019, compared to the same periods of the prior year.

Loan losses decreased by $1 million, or 1%, and $8 million, or 6%, in the three and six months ended June 30, 2019, compared to the same periods of the prior year, due primarily to the recognition of losses in the three and six months ended June 30, 2018 associated with U.S. Consumer credit receivable balances that were not subject to the sale agreement with Synchrony, offset by an increase in loan losses resulting from the growth in our PayPal Business Loans (“PPBL”), PayPal Working Capital (“PPWC”) loans, and international consumer loans receivable balances. Acquisitions completed in 2018 contributed approximately three percentage points to the growth rate of loan losses in the three and six months ended June 30, 2019.

The consumer loans and interest receivable balance as of June 30, 2019 and June 30, 2018 was $909 million and $464 million, respectively, representing a year-over-year increase of 96% driven by growth in international markets. Approximately 93% of our consumer loans receivables outstanding as of June 30, 2019 and June 30, 2018, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2019	2018
Percent of consumer loans and interest receivables current	94.1%	95.0%
Percent of consumer loans and interest receivables > 90 days outstanding(1)	1.9%	1.7%
Net charge off rate(2)	3.5%	2.7%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer.
(2) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of June 30, 2019 were $2.4 billion, compared to $1.4 billion as of June 30, 2018, representing a year-over-year increase of 71%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to the growth in our PPBL product, which is primarily available in the U.S., and an increase in the availability of our PPWC credit product. Approximately 84% and 10% of our merchant receivables outstanding as of June 30, 2019 were due from merchants in the U.S. and U.K., respectively, as compared to 87% and 10%, respectively, as of June 30, 2018.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2019	2018
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	91.0%	90.6%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.9%	4.2%

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans and interest receivables. For additional information, see Note 11—“Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations includes (a) costs incurred in our global customer operations centers, including costs to provide call support to our customers, (b) costs to support our trust and security programs protecting our merchants and consumers and (c) other costs incurred related to the delivery of our products.

Customer support and operations expenses increased by $61 million, or 18%, and $107 million, or 16%, in the three and six months ended June 30, 2019, compared to the same periods of the prior year, due primarily to an increase in employee-related expenses in our operations function that support the growth of our active accounts and payment transactions, and an increase in depreciation and amortization expenses associated with the applications that we use to support our customers and underlying data in our operations centers. Acquisitions completed in 2018 collectively contributed approximately four percentage points to the growth rate of customer support and operations expenses for the three and six months ended June 30, 2019.

Sales and Marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.

Sales and marketing expenses increased by $49 million, or 16%, and $97 million, or 16%, in the three and six months ended June 30, 2019, compared to the same periods of the prior year, due primarily to an increase in amortization of acquired intangibles, employee-related expenses, and higher spend on marketing programs designed to drive growth in our business. Acquisitions completed in 2018 collectively contributed approximately 14 percentage points to the growth rate of sales and marketing expenses for the three and six months ended June 30, 2019.

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

Technology and development expenses increased by $42 million, or 10%, and $105 million, or 12%, in the three and six months ended June 30, 2019, compared to the same periods of the prior year, due primarily to increases in employee-related expenses, amortization of acquired intangibles, and data center and cloud computing services utilized in delivering our products, partially offset by a decline in costs related to contractors and consultants. Acquisitions completed in 2018 collectively contributed approximately six percentage points to the growth rate of technology and development expenses for the three and six months ended June 30, 2019.

General and Administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk, compliance, executive, and other support operations.

General and administrative expenses increased by $32 million, or 8%, and $104 million, or 14%, in the three and six months ended June 30, 2019, compared to the same periods of the prior year, due primarily to increases in employee-related expenses, facilities costs, and depreciation and amortization associated with systems and tools used in our general and administrative functions, partially offset by a decrease in professional service expenses. Acquisitions completed in 2018 contributed approximately six and seven percentage points to the growth rate of general and administrative expenses for the three and six months ended June 30, 2019, respectively.

Restructuring and Other Charges

Restructuring and other charges decreased by $118 million and $198 million in the three and six months ended June 30, 2019, respectively, compared to the same periods of the prior year. A total of $116 million and $244 million of the decrease for the three and six months ended June 30, 2019, respectively, compared to the same periods of the prior year, was attributable to the sale of our U.S. consumer credit receivables portfolio in July 2018, prior to which adjustments to the cost basis of loans and interest receivables held for sale were recorded under restructuring and other charges. This decline was partially offset by an increase in restructuring charges of nil and $53 million for the three and six months ended June 30, 2019, respectively, compared to the same periods of the prior year. In the three months and six months ended June 30, 2019, we also recorded a gain of $2 million and $7 million, respectively, representing an adjustment to the loss from additional expenses incurred associated with the sale of our U.S. consumer credit portfolio to Synchrony.

During the first quarter of 2019 and 2018, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million and $25 million, respectively. The approved strategic reductions for 2019 are to better align our teams to support key business priorities and also include the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which terminated in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions, which is expected to be substantially completed by the end of 2019. The estimated annual employee related costs associated with the impacted workforce is approximately $175 million. The majority of the reduction in costs associated with the impacted workforce are expected to be reinvested in the business.

We incurred employee and severance benefit expenses, including charges related to winding down TIO’s operations, under the 2018 strategic reduction, which was substantially completed by the end of 2018.

Other Income (Expense), Net

Other income (expense), net increased $201 million and $386 million in the three and six months ended June 30, 2019, respectively, compared to the same periods of the prior year. The increase was primarily driven by net unrealized gains on strategic investments due to favorable changes in fair value related to our marketable equity securities and the impact of observable price changes related to our non-marketable equity securities, which collectively contributed to an increase in net unrealized gains of $187 million and $367 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods of the prior year.

Income Tax Expense

Our effective income tax rate was approximately 13% and 14% for the three months ended June 30, 2019 and 2018, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2019, compared to the same period of the prior year was due primarily to incremental tax expense related to the Tax Act in the three months ended June 30, 2018, partially offset by a decrease in tax benefits associated with stock based compensation in the three months ended June 30, 2019 compared to the same period of the prior year. Our effective income tax rate was approximately 10% for both the six months ended June 30, 2019 and 2018. The incremental tax expense related to the Tax Act in the six months ended June 30, 2018, was fully offset by the decrease in tax benefits associated with stock based compensation in the six months ended June 30, 2019.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$8,613	$9,710
(1) Excludes assets related to funds receivable and customer accounts of $23.6 billion and $20.1 billion at June 30, 2019 and December 31, 2018, respectively.
(2) Excludes total restricted cash of $74 million and $77 million at June 30, 2019 and December 31, 2018, respectively, and strategic investments of $2.0 billion and $293 million as of June 30, 2019 and December 31, 2018, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.7 billion as of June 30, 2019 and $8.7 billion at December 31, 2018, or 77% and 89% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2018, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, GILTI, or the one-time transition tax. Subsequent repatriations will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Credit Facilities

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. As of June 30, 2019, $2.5 billion was outstanding under the Amended Credit Agreement at a weighted average interest rate of 3.47%. No remaining borrowing capacity is available under the Amended Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2019, substantially all of the borrowing capacity under these uncommitted credit facilities was available, subject to customary conditions to borrowing.

Other than as provided above, there are no significant changes to the information on our credit facilities disclosed in our 2018 Form 10-K.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2019, we had a total of $3.0 billion in cash withdrawals offsetting our $3.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for Credit Portfolio Growth

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of June 30, 2019, the cumulative amount approved by management to be designated for credit activities aggregated to $1.5 billion and represented approximately 23% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit Ratings

As of June 30, 2019, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates, calculated by dividing transaction loss by TPV, ranged between 0.14% and 0.19% of TPV. Historical loss rates may not be indicative of future results.

Stock Repurchases

During the six months ended June 30, 2019, we repurchased approximately $750 million of our common stock pursuant to the accelerated share repurchase agreement under our stock repurchase program authorized in April 2017. As of June 30, 2019, a total of approximately $724 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

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

Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$2,201	$(321)
Investing activities	(5,957)	563
Financing activities	2,498	(542)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1)	(63)
Net decrease in cash, cash equivalents, and restricted cash	$(1,259)	$(363)

Operating Activities

We generated cash from operating activities of $2.2 billion in the six months ended June 30, 2019 primarily due to operating income of $1.2 billion, as well as adjustments for non-cash expenses of depreciation and amortization and stock-based compensation of $928 million, and expenses related to provision for transaction and loan losses of $659 million. The cash generated from operating activities was negatively impacted by unrealized gains on our strategic investments of $398 million and changes in other assets and liabilities of $303 million, primarily related to actual cash transaction losses incurred during the period.

The net cash used in operating activities of $321 million in the six months ended June 30, 2018 was primarily due to the $2.3 billion negative impact of changes in loans and interest receivable held for sale, net and changes in other assets and liabilities of $766 million, primarily related to actual cash transaction losses incurred during the period. These uses of cash were partially offset by operating income of $1.1 billion, adjustments for non-cash expenses of depreciation and amortization and stock-based compensation of approximately $775 million, expenses related to provision for transaction and loan losses of $639 million, and cost basis adjustments to loans and interest receivable held for sale of $244 million.

In the six months ended June 30, 2019 and 2018, cash paid for income taxes, net was $176 million and $180 million, respectively.

Investing Activities

The net cash used in investing activities of $6.0 billion in the six months ended June 30, 2019 was due primarily to purchases of investments of $13.2 billion, changes in funds receivable from customers of $2.2 billion, changes in principal loans receivable, net of $732 million, and purchases of property and equipment of $357 million. These cash outflows were partially offset by maturities and sales of investments of $10.5 billion.

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

Financing Activities

We generated cash from financing activities of $2.5 billion in the six months ended June 30, 2019 due primarily to changes in funds payable and amounts due to customers of $3.1 billion and borrowings under our Amended Credit Agreement of $500 million, partially offset by the repurchase of $756 million of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $449 million.

The net cash used in financing activities of $542 million in the six months ended June 30, 2018 was due primarily to the repurchase of $2.3 billion of our common stock under our stock repurchase programs, repayments under financing arrangements of $1.1 billion, and tax withholdings related to net share settlement of equity awards of $372 million. These cash outflows were partially offset by borrowings, primarily on our 2017 Credit Agreement, of $2.1 billion and changes in funds payable and amounts due to customers of $1.1 billion.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

Foreign currency exchange rates had a negative impact on cash, cash equivalents, and restricted cash for the six months ended June 30, 2019 and 2018 of $1 million and $63 million, respectively. The negative impact of $63 million during the six months ended June 30, 2018 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity investment risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign currency derivative activities in order to mitigate market risks. We monitor risk exposures on an ongoing basis.

Interest Rate Risk

We are exposed to interest-rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts.

As of June 30, 2019 and December 31, 2018, approximately 57% and 78% of our total cash, cash equivalents, and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. As of June 30, 2019, $2.5 billion was outstanding under the Amended Credit Agreement. No remaining borrowing capacity is available under the Amended Credit Agreement. We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of June 30, 2019, substantially all of the borrowing capacity under these uncommitted credit facilities was available, subject to customary conditions to borrowing. Other than as provided above, there are no significant changes to the information on our credit facilities disclosed in our 2018 Form 10-K.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at June 30, 2019 and December 31, 2018.

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

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative's gain or loss in AOCI until the forecasted transaction affects earnings at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2019 and December 31, 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $664 million and $707 million lower, respectively. If the U.S. dollar strengthened by 20% at June 30, 2019 and December 31, 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $664 million and $707 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $198 million and $295 million at June 30, 2019 and December 31, 2018, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of June 30, 2019 would have positively impacted income before income taxes by approximately $191 million, resulting in a net negative impact of approximately $7 million. Foreign currency exchange contracts in place as of December 31, 2018 would have positively impacted income before income taxes by approximately $308 million, resulting in a net positive impact of approximately $13 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. As of June 30, 2019 and December 31, 2018, our strategic investments totaled $2.0 billion and $293 million, respectively, which represented approximately 23% and 3% of our total cash, cash equivalents, and investment portfolio at those dates, respectively. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. We are required to record all adjustments to the carrying value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities. These changes could be material based on market conditions. A hypothetical adverse change in the carrying value of our strategic investments of 10%, which could be experienced in the near term, would result in a decrease of approximately $201 million to the carrying value of the portfolio. We review our non-marketable equity investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of the securities in which we have invested, and other publicly available data.

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

•
changes and uncertainties about trade relationships between the U.S. and various other countries with respect to international trade agreements and policies, treaties, government regulations and tariffs, including the possibility of the U.S. and/or other countries imposing greater restrictions on international trade, significant increases in tariffs on imported goods, and other restrictive actions

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

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulator permissions, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis and for our U.K. based operations to offer services on a cross-border basis in the European markets. For example, our ability to work primarily with the Luxembourg regulator as the lead authority for various aspects of the U.K. operations of PayPal (Europe) S.a.r.l. et Cie., SCA (“PayPal (Europe))” and with the Swedish regulator for various aspects of the U.K. operations of iZettle AB (pub)(“iZettle”) may be impacted;

•
we could be required to obtain additional regulatory permissions to operate in the U.K. market, adding costs and potential inconsistency to our business (and, depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, there is a risk that our business in the U.K. could be materially affected or disrupted);

•
we could be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU, leading to increased complexity and costs for our European and U.K. operations; and

•	our ability to attract and retain the necessary human resources in appropriate locations to support our U.K. and the European business could be adversely impacted.

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

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business, increase regulatory scrutiny of our business, restrict our operations, and force us to change our business practices, make product or operational changes, or delay planned product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

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

We principally provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements only being applicable from 2019. The implementation of PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider would be able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards scheduled to come into force on September 14, 2019 for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business.

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

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and designated as a holder of a stored value facility, but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments (including donations to charities) from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. The Payment Services Act (“PS Act”) passed into law in Singapore in January 2019 and is expected to come into effect at the end of 2019. Under the PS Act, PayPal Pte. Ltd. will be required to apply for a license to continue to provide payments services in Singapore. Furthermore, once the PS Act comes into force and is fully implemented, we may face new regulatory costs and challenges, including the following:

•	we could be required to comply with new regulatory requirements, resulting in increased complexity and costs for our Singapore and international operations;

•
we could be required to make changes to our compliance program, resulting in increased complexity and costs to operate both in Singapore as well as in the cross-border markets which are served by PayPal Pte. Ltd; and

•	we could be required to comply with additional safeguarding requirements, which could increase our operational costs.

In certain markets outside the U.S. (e.g., Australia), we provide our services to customers through a local subsidiary subject to local regulatory supervision or oversight, which may be the holder of a local payment license, certification, or other authorization. In such markets, we may be subject to significant fines or other enforcement action if we violate applicable reporting, anti-money laundering, capital requirements, privacy, corporate governance, risk management, or any other applicable requirements.

We have been, and expect to continue to be, required to apply for various licenses, certifications, and regulatory approvals in a number of the jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines , other enforcement action, and litigation if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in a given market.

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

The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers. That definition includes certain digital wallets. The rule’s requirements include, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. We have implemented certain changes to comply with the final rule and made substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to customer dissatisfaction, discourage customers from opening new accounts, require us to reallocate resources, and increase our costs, which could negatively affect our business.

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

Economic and Trade Sanctions

We are required to comply with economic and trade sanctions administered by the United States, the European Union, relevant EU member states, and other jurisdictions in which we operate. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

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
As PayPal is neither a chartered financial institution, nor licensed to make loans in any state in the U.S., we rely on third-party chartered financial institutions to provide PayPal branded credit products to our customers in the U.S., including consumer credit products such as PayPal Credit and PayPal branded Mastercard credit cards, and business credit products such as PayPal Working Capital and PayPal Business Loan products. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt, potentially materially, our ability to offer consumer and business loan products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or lending licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all. Obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could be burdensome, increase our costs, and require us to change our business practices. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, for total consideration of $6.9 billion. As a part of a separate agreement, PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables, and we do not hold an ownership interest in newly generated consumer credit receivables. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on Synchrony Bank subjects us to risks in the nature of those discussed in this “Risk Factors” section under the caption “We rely on third parties in many aspects of our business, which creates additional risk.”

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

•	the inefficiencies and lack of control that may result if integration of acquired companies is delayed or not implemented, and unforeseen difficulties and costs that may arise as a result;

•	potential exposure to new or increased regulatory oversight and regulatory obligations associated with new products and services or entry into new markets;

•	risks associated with our expansion into new international markets;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues, and legal contingencies;

•	risks associated with the complexity of entering into and effectively managing joint ventures, strategic investments, and other strategic partnerships;

•	risks associated with undetected cyberattacks or security breaches at companies that we acquire or with which we may combine or partner;

•	lawsuits or regulatory actions resulting from the transaction;

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

We completed our acquisition of iZettle on September 20, 2018. Prior to the closing of the acquisition, the U.K. Competition and Markets Authority (“CMA”) initiated a review of the transaction. On December 5, 2018, the CMA referred the acquisition for a Phase 2 investigation and on December 24, 2018, directed PayPal to appoint a monitoring trustee. We held parts of the PayPal and iZettle businesses separate as agreed with the CMA, pending completion of the CMA’s investigation. On June 12, 2019, the CMA announced that it has cleared PayPal's acquisition of iZettle.

Joint ventures and strategic investments where we have a minority ownership stake inherently involve a lesser degree of influence over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control joint ventures or companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and otherwise damage our reputation and brand.

Our point of sale solutions expose us to additional risks.

We have announced several point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We have entered into strategic partnerships with major payment card networks to further expand our relationship in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing credit and debit cards via PayPal at the point of sale. Those agreements provide us with access to each of these partner's tokenization services in the U.S. for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. We believe that our recent acquisition of iZettle will enable us to further expand our in-store presence. As we continue to expand our product and service offerings at the point of sale, we will face additional risks, including:

•	increased expectations from merchants regarding the reliability and availability of our systems and services and correspondingly lower amounts of downtime, which we may not be able to meet;

•
increased expectations from merchants that our systems and services will help them to comply with laws and regulations relating to tax, accounting, and bookkeeping, such as cash register systems, which we my not be able to meet;

•	significant competition at the point of sale, particularly from established payment card providers, many of which have substantially greater resources than we do;

•
increased targeting by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale;

•
exposure to product liability claims to the extent that hardware devices (e.g., card readers) that we produce for use at the point of sale malfunction or are not in compliance with laws, which could result in substantial liability and require product recalls or other actions;

•	constraints in key resources to develop and maintain point of sale software and ancillary hardware

•	exposure to additional laws, rules, and regulations;

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as card reader, cash drawer and pin-pad providers), payment processors, and banks that enable in-store transactions; and

•	lower operating income than our other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our point of sale solutions over time, our business may be harmed.

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

There were no stock repurchases under our stock repurchase programs in the three months ended June 30, 2019.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+†	Letter Agreement dated as of June 17, 2019 between William J. Ready and PayPal Holdings, Inc.	-	-	X
31.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
31.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	-	-	X
101.SCH	XBRL Taxonomy Extension Schema Document	-	-	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	-	-	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	-	-	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	X

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
† Certain portions of this document have been omitted pursuant to Item 601(b)(10) of Regulation S‑K and, where applicable, have been marked with “[***]” to indicate where omissions have been made. The marked information has been omitted because it is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby undertakes to provide further information regarding such marked information to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	July 25, 2019
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	July 25, 2019
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	July 25, 2019