Form 10-Q
period 2019-09-30
PayPal Holdings, Inc.
filed 2019-10-25
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
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
Yes☐ No  ☒
As of October 18, 2019, there were 1,174,192,449 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,877	$7,575
Short-term investments	3,585	1,534
Accounts receivable, net	417	313
Loans and interest receivable, net of allowances of $243 and $172 as of September 30, 2019 and December 31, 2018, respectively	3,477	2,532
Funds receivable and customer accounts	22,511	20,062
Prepaid expenses and other current assets	881	947
Total current assets	37,748	32,963
Long-term investments	2,771	971
Property and equipment, net	1,701	1,724
Goodwill	6,178	6,284
Intangible assets, net	629	825
Other assets	1,196	565
Total assets	$50,223	$43,332
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193	$281
Short-term debt	—	1,998
Funds payable and amounts due to customers	24,011	21,562
Accrued expenses and other current liabilities	2,038	2,002
Income taxes payable	98	61
Total current liabilities	26,340	25,904
Deferred tax liability and other long-term liabilities	2,436	2,042
Long-term debt	4,964	—
Total liabilities	33,740	27,946
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,174 shares outstanding as of both September 30, 2019 and December 31, 2018	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 102 and 91 shares as of September 30, 2019 and December 31, 2018, respectively	(6,566)	(5,511)
Additional paid-in-capital	15,266	14,939
Retained earnings	7,835	5,880
Accumulated other comprehensive income (loss)	(52)	78
Total equity	16,483	15,386
Total liabilities and equity	$50,223	$43,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data)
	(Unaudited)
Net revenues	$4,378	$3,683	$12,811	$11,225
Operating expenses:
Transaction expense	1,701	1,366	4,877	4,003
Transaction and loan losses	340	295	999	934
Customer support and operations	390	350	1,177	1,030
Sales and marketing	316	325	1,001	913
Technology and development	533	452	1,527	1,341
General and administrative	401	377	1,239	1,111
Restructuring and other charges	—	28	71	297
Total operating expenses	3,681	3,193	10,891	9,629
Operating income	697	490	1,920	1,596
Other income (expense), net	(213)	43	224	94
Income before income taxes	484	533	2,144	1,690
Income tax expense	22	97	192	217
Net income	$462	$436	$1,952	$1,473

Net income per share:
Basic	$0.39	$0.37	$1.66	$1.24
Diluted	$0.39	$0.36	$1.64	$1.22

Weighted average shares:
Basic	1,175	1,181	1,174	1,187
Diluted	1,188	1,199	1,188	1,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
	(Unaudited)
Net income	$462	$436	$1,952	$1,473
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(90)	(6)	(148)	(33)
Unrealized (losses) gains on investments, net	(5)	4	16	(6)
Tax benefit (expense) on unrealized (losses) gains on investments, net	1	(1)	(5)	2
Unrealized gains on hedging activities, net	71	34	7	249
Tax expense on unrealized gains on hedging activities, net	(1)	(1)	—	(4)
Other comprehensive income (loss), net of tax	(24)	30	(130)	208
Comprehensive income	$438	$466	$1,822	$1,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$15,386
Adoption of lease accounting standard	—	—	—	—	3	3
Net income	—	—	—	—	667	667
Foreign currency translation	—	—	—	(67)	—	(67)
Unrealized gains on investments, net	—	—	—	11	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	(2)
Unrealized losses on hedging activities, net	—	—	—	(46)	—	(46)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	1	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	(302)	—	—	(302)
Common stock repurchased	(8)	(705)	(45)	—	—	(750)
Stock-based compensation	—	—	256	—	—	256
Balances at March 31, 2019	1,172	$(6,216)	$14,848	$(25)	$6,550	$15,157
Net income	—	—	—	—	823	823
Foreign currency translation	—	—	—	9	—	9
Unrealized gains on investments, net	—	—	—	10	—	10
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	(4)
Unrealized losses on hedging activities, net	—	—	—	(18)	—	(18)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	—	—	—
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(73)	—	—	(73)
Common stock repurchased	—	—	—	—	—	—
Stock-based compensation	—	—	235	—	—	235
Balances at June 30, 2019	1,177	$(6,216)	$15,010	$(28)	$7,373	$16,139
Net income	—	—	—	—	462	462
Foreign currency translation	—	—	—	(90)	—	(90)
Unrealized losses on investments, net	—	—	—	(5)	—	(5)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	1
Unrealized gains on hedging activities, net	—	—	—	71	—	71
Tax expense on unrealized gains on hedging activities, net	—	—	—	(1)	—	(1)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	—	—	(19)	—	—	(19)
Common stock repurchased	(3)	(350)	—	—	—	(350)
Stock-based compensation	—	—	275	—	—	275
Balances at September 30, 2019	1,174	$(6,566)	$15,266	$(52)	$7,835	$16,483

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$(142)	$3,823	$15,994
Net income	—	—	—	—	511	511
Foreign currency translation	—	—	—	2	—	2
Unrealized losses on investments, net	—	—	—	(15)	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	4
Unrealized losses on hedging activities, net	—	—	—	(18)	—	(18)
Tax benefit on unrealized losses on hedging activities, net	—	—	—	—	—	—
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(226)	—	—	(226)
Common stock repurchased	(24)	(1,810)	(15)	—	—	(1,825)
Stock-based compensation	—	—	214	—	—	214
Balances at March 31, 2018	1,183	$(3,811)	$14,287	$(169)	$4,334	$14,641
Net income	—	—	—	—	526	526
Foreign currency translation	—	—	—	(29)	—	(29)
Unrealized gains on investments, net	—	—	—	5	—	5
Tax expense on unrealized gains on investments, net	—	—	—	(1)	—	(1)
Unrealized gains on hedging activities, net	—	—	—	233	—	233
Tax expense on unrealized losses on hedging activities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(67)	—	—	(67)
Common stock repurchased	(6)	(500)	—	—	—	(500)
Stock-based compensation	—	—	214	—	—	214
Balances at June 30, 2018	1,184	$(4,311)	$14,434	$36	$4,860	$15,019
Net income	—	—	—	—	436	436
Foreign currency translation	—	—	—	(6)	—	(6)
Unrealized gains on investments, net	—	—	—	4	—	4
Tax expense on unrealized gains on investments, net	—	—	—	(1)	—	(1)
Unrealized gains on hedging activities, net	—	—	—	34	—	34
Tax expense on unrealized losses on hedging activities, net	—	—	—	(1)	—	(1)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	9	—	—	9
Common stock repurchased	(7)	(600)	—	—	—	(600)
Stock-based compensation	—	—	221	—	—	221
Balances at September 30, 2018	1,178	$(4,911)	$14,664	$66	$5,296	$15,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,952	$1,473
Adjustments:
Transaction and loan losses	999	934
Depreciation and amortization	685	553
Stock-based compensation	736	623
Deferred income taxes	(122)	(34)
Cost basis adjustments to loans and interest receivable held for sale	—	244
Unrealized gains on strategic investments	(170)	(31)
Other	(130)	(48)
Changes in assets and liabilities:
Accounts receivable	(103)	(133)
Changes in loans and interest receivable held for sale, net	4	1,407
Accounts payable	(51)	5
Income taxes payable	(33)	(21)
Other assets and liabilities	(470)	(623)
Net cash provided by operating activities	3,297	4,349
Cash flows from investing activities:
Purchases of property and equipment	(530)	(599)
Proceeds from sales of property and equipment	17	—
Changes in principal loans receivable, net	(1,111)	3,573
Purchases of investments	(19,808)	(15,641)
Maturities and sales of investments	17,390	15,947
Acquisitions, net of cash and restricted cash acquired	—	(2,136)
Funds receivable	(1,292)	(427)
Net cash (used in) provided by investing activities	(5,334)	717
Cash flows from financing activities:
Proceeds from issuance of common stock	78	83
Purchases of treasury stock	(1,106)	(2,925)
Tax withholdings related to net share settlements of equity awards	(473)	(392)
Borrowings under financing arrangements	5,471	2,075
Repayments under financing arrangements	(2,509)	(1,101)
Funds payable and amounts due to customers	2,376	2,767
Net cash provided by financing activities	3,837	507
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(49)	(89)
Net change in cash, cash equivalents, and restricted cash	1,751	5,484
Cash, cash equivalents, and restricted cash at beginning of period	13,233	8,285
Cash, cash equivalents, and restricted cash at end of period	$14,984	$13,769

Supplemental cash flow disclosures:
Cash paid for interest	$76	$47
Cash paid for income taxes, net	$220	$228

The below table reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts shown in the condensed consolidated statement of cash flows:

Cash and cash equivalents	$6,877	$8,147
Short term investments	10	16
Funds receivable and customer accounts	8,097	5,606
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$14,984	$13,769
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
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for interim periods. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2019.

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

The classification changes relate primarily to the combination of costs incurred to develop and operate our Payments Platform into a new caption entitled technology and development. This new caption includes: (a) costs incurred in operating, maintaining, and enhancing our Payments Platform, including network and infrastructure costs, which were previously classified in the customer support and operations caption, and (b) costs incurred in developing new and improving existing products, which were previously classified in the product development caption on our condensed consolidated statements of income. In addition, we have eliminated the presentation of depreciation and amortization expense as a separate financial statement caption by reclassifying these expenses into financial statement captions aligned with the internal organizations that are the primary beneficiaries of the depreciation and amortization of such assets.

The following tables present the effects of the changes on the presentation of these operating expenses to the previously reported condensed consolidated statements of income:

	Three Months Ended September 30, 2018
	(In millions)
	As Previously Reported	Adjustments	Revised

Transaction expense	$1,366	$—	$1,366
Transaction and loan losses	295	—	295
Customer support and operations	367	(17)	350
Sales and marketing	326	(1)	325
Product development	269	(269)	—
Technology and development	—	452	452
General and administrative	354	23	377
Depreciation and amortization	188	(188)	—
Restructuring and other charges	28	—	28
Total operating expenses	$3,193	$—	$3,193

	Nine Months Ended September 30, 2018
	(In millions)
	As Previously Reported	Adjustments	Revised

Transaction expense	$4,003	$—	$4,003
Transaction and loan losses	934	—	934
Customer support and operations	1,075	(45)	1,030
Sales and marketing	924	(11)	913
Product development	782	(782)	—
Technology and development	—	1,341	1,341
General and administrative	1,061	50	1,111
Depreciation and amortization	553	(553)	—
Restructuring and other charges	297	—	297
Total operating expenses	$9,629	$—	$9,629

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, loss contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other liabilities and other long-term liabilities on our condensed consolidated balance sheets. As of September 30, 2019, we had no finance leases.

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

Recent Accounting Guidance

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments will reflect our estimate of the current expected credit losses and generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt the new guidance effective January 1, 2020. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption.

We are in the process of refining models, designing business processes and controls, performing parallel runs, and model validation testing. Based on the models developed, which incorporate forecasts of macroeconomic conditions, the overall impact of adoption of the Current Expected Credit Loss framework is estimated to be an approximate 65% to 85% increase in our allowance for loans and interest receivable as compared to the incurred loss model applied today. The largest drivers of this increase are the change to a lifetime reserve model at the time the asset is initially recorded as well as inclusion of macro-economic factors within the model. Although the timing of the recognition of losses may result in an increase in loan losses in a given period, this increased allowance is not expected to result in a change in our economic losses. Expected credit loss reserves related to our other financing receivables, available-for-sale debt securities, and other financial instruments are not expected to have a material impact on our consolidated financial statements. The extent of the actual impact of the adoption of this guidance at the effective date will depend on the amount and asset quality of our financial instruments, current and forecasted economic conditions at the time of adoption, and any further refinements made to our models.

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

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable, and we do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Primary geographical markets
United States (“U.S.”)	$2,327	$1,962	$6,811	$6,135
United Kingdom (“U.K.”)	455	397	1,342	1,191
Other countries(1)	1,596	1,324	4,658	3,899
Total revenues(2)	$4,378	$3,683	$12,811	$11,225

Revenue category
Transaction revenues	$3,955	$3,343	$11,564	$9,858
Other value added services	423	340	1,247	1,367
Total revenues(2)	$4,378	$3,683	$12,811	$11,225
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $295 million and $173 million for the three months ended September 30, 2019 and 2018, respectively, and $828 million and $973 million for the nine months ended September 30, 2019 and 2018, respectively, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$462	$436	$1,952	$1,473
Denominator:
Weighted average shares of common stock - basic	1,175	1,181	1,174	1,187
Dilutive effect of equity incentive awards	13	18	14	19
Weighted average shares of common stock - diluted	1,188	1,199	1,188	1,206
Net income per share:
Basic	$0.39	$0.37	$1.66	$1.24
Diluted	$0.39	$0.36	$1.64	$1.22
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	—	2	—

Note 4—Business Combinations

There were no acquisitions or divestitures completed during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, we completed two and three acquisitions, respectively, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $2.3 billion.

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

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,600
Customer lists and user base	426
Marketing related	102
Developed technology	121
All other	1
Total intangibles	$650
Cash	103
Funds receivable and customer accounts	47
Funds payable and amounts due to customers	(47)
Deferred tax liabilities, net	(116)
Other net liabilities	(55)
Total purchase consideration	$2,182

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

Simility

We completed the acquisition of Simility, Inc. (“Simility”) in July 2018 by acquiring all outstanding shares for a total purchase price of $107 million, consisting of cash consideration. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally. The allocation of purchase consideration resulted in approximately $18 million of developed technology intangible assets with an estimated useful life of 3 years, net assets of approximately $10 million, and goodwill of approximately $79 million, which is attributable to the workforce of Simility and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes.

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2019:

	December 31, 2018	Goodwill Acquired	Adjustments	September 30, 2019
	(In millions)
Total goodwill	$6,284	$—	$(106)	$6,178

The adjustments to goodwill during the nine months ended September 30, 2019 are related to foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,106	$(680)	$426	7	$1,134	$(623)	$511	7
Marketing related	293	(230)	63	3	301	(207)	94	3
Developed technology	443	(324)	119	3	453	(269)	184	3
All other	245	(224)	21	5	245	(209)	36	5
Intangible assets, net	$2,087	$(1,458)	$629		$2,133	$(1,308)	$825

Amortization expense for intangible assets was $52 million and $34 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $160 million and $90 million for the nine months ended September 30, 2019 and 2018, respectively.

Expected future intangible asset amortization as of September 30, 2019 was as follows (in millions):

Fiscal years:
Remaining 2019	$49
2020	184
2021	132
2022	70
2023	70
Thereafter	124
Total	$629

Note 6—Leases

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer service and operations centers. Our leases have remaining lease terms of less than one year to eleven years, some of which include options to extend individual leases for up to five years, and some of which include options to terminate individual leases within one year. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions, except weighted-average figures)
Lease expense
Operating lease expense	$33	$99
Sublease income	(5)	(9)
Total lease expense cost	$28	$90

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31	$93
Right-of-use assets obtained in exchange for new operating lease liabilities	$32	$100
Weighted-average remaining lease term—operating leases	6.0 years	6.0 years
Weighted-average discount rate—operating leases	5%	5%

Future minimum lease payments for our operating leases as of September 30, 2019 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2019	$32
2020	120
2021	97
2022	77
2023	58
Thereafter	216
Total	$600
Less: present value discount	(87)
Lease liability	$513

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

As of September 30, 2019, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $111.5 million. These operating leases will commence between fiscal years 2019 and 2021 with lease terms of one year to seven years.

Note 7—Other Financial Statement Details

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$118	$8	$(151)	$(3)	$(28)
Other comprehensive income (loss) before reclassifications	141	(6)	(90)	—	45
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	70	(1)	—	—	69
Net current period other comprehensive income (loss)	71	(5)	(90)	—	(24)
Ending balance	$189	$3	$(241)	$(3)	$(52)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$104	$(22)	$(52)	$6	$36
Other comprehensive income (loss) before reclassifications	41	5	(6)	(2)	38
Less: Amount of gain reclassified from accumulated other comprehensive income	7	1	—	—	8
Net current period other comprehensive income (loss)	34	4	(6)	(2)	30
Ending balance	$138	$(18)	$(58)	$4	$66

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$2	$78
Other comprehensive income (loss) before reclassifications	187	15	(148)	(5)	49
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	180	(1)	—	—	179
Net current period other comprehensive income (loss)	7	16	(148)	(5)	(130)
Ending balance	$189	$3	$(241)	$(3)	$(52)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	183	(6)	(33)	(2)	142
Less: Amount of loss reclassified from accumulated other comprehensive income	(66)	—	—	—	(66)
Net current period other comprehensive income (loss)	249	(6)	(33)	(2)	208
Ending balance	$138	$(18)	$(58)	$4	$66

The following table provides details of reclassifications from accumulated other comprehensive income (loss) for the three months ended September 30, 2019 and 2018:

Details of Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
	2019	2018
	(In millions)
Gains on cash flow hedges—foreign exchange contracts	$70	$7	Net revenues
Unrealized (losses) gains on investments	(1)	1	Other income (expense), net
	$69	$8	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$69	$8	Net income

The following table provides details of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

Details of Accumulated Other Comprehensive Income (Loss) Components	Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
	2019	2018
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$180	$(66)	Net revenues
Unrealized (losses) gains on investments	(1)	—	Other income (expense), net
	$179	$(66)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$179	$(66)	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest income	$47	$61	$144	$116
Interest expense	(29)	(22)	(78)	(57)
Gains (losses) on strategic investments	(228)	—	170	31
Other	(3)	4	(12)	4
Other income (expense), net	$(213)	$43	$224	$94

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$8,097	$5,642
Time deposits	469	389
Available-for-sale debt securities	9,502	10,940
Funds receivable	4,443	3,091
Total funds receivable and customer accounts	$22,511	$20,062
Short-term investments:
Time deposits	$761	$774
Available-for-sale debt securities	2,757	685
Restricted cash	67	75
Total short-term investments	$3,585	$1,534
Long-term investments:
Available-for-sale debt securities	$983	$676
Restricted cash	—	2
Strategic investments	1,788	293
Total long-term investments	$2,771	$971

As of September 30, 2019 and December 31, 2018, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$5,359	$2	$—	$5,361
Foreign government and agency securities	770	—	—	770
Corporate debt securities	1,143	—	—	1,143
Short-term investments:
U.S. government and agency securities	155	—	—	155
Foreign government and agency securities	379	—	—	379
Corporate debt securities	2,098	—	—	2,098
Long-term investments:
U.S. government and agency securities	140	—	—	140
Foreign government and agency securities	252	—	—	252
Corporate debt securities	590	1	—	591
Total available-for-sale debt securities(1)	$10,886	$3	$—	$10,889
(1) Excludes foreign currency denominated available-for-sale investments accounted for under the fair value option. Refer to Note 9—“Fair Value Measurement of Assets and Liabilities.”

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
(1) Excludes foreign currency denominated available-for-sale investments accounted for under the fair value option. Refer to Note 9—“Fair Value Measurement of Assets and Liabilities.”

As of September 30, 2019 and December 31, 2018, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments by length of time those individual securities have been in a continuous loss position was as follows:

	September 30, 2019
	Less than 12 months			12 months or longer		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$594	$—	(1)	$—	$—	$594	$—
Foreign government and agency securities	390	—		—	—	390	—
Corporate debt securities	240	—		7	—	247	—
Short-term investments:
Foreign government and agency securities	92	—		—	—	92	—
Corporate debt securities	380	—		100	—	480	—
Long-term investments:
U.S. government and agency securities	140	—		—	—	140	—
Foreign government and agency securities	160	—		—	—	160	—
Corporate debt securities	142	—		63	—	205	—
Total available-for-sale debt securities	$2,138	$—		$170	$—	$2,308	$—
(1) — Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2018
	Less than 12 months			12 months or longer		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,419	$—	(1)	$18	$—	$2,437	$—
Foreign government and agency securities	295	—		49	(1)	344	(1)
Corporate debt securities	281	—		7	—	288	—
Short-term investments:
Corporate debt securities	57	—		333	(3)	390	(3)
Long-term investments:
Foreign government and agency securities	10	—		28	—	38	—
Corporate debt securities	94	(2)		534	(9)	628	(11)
Total available-for-sale debt securities	$3,156	$(2)		$969	$(13)	$4,125	$(15)
(1) — Denotes gross unrealized loss or fair value of less than $1 million in a given position.

We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the available-for-sale debt securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether an other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2019 and 2018.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2019
	Amortized Cost	Fair Value
	(In millions)
One year or less	$9,137	$9,140
After one year through five years	1,745	1,745
After five years through ten years	4	4
Total	$10,886	$10,889

Strategic Investments

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net. Marketable equity securities totaled $1.3 billion as of September 30, 2019. We had no such securities as of December 31, 2018.

Non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. Our non-marketable equity securities do not have a readily determinable fair value, therefore we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $501 million and $293 million as of September 30, 2019 and December 31, 2018, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Carrying amount, beginning of period	$293	$88
Adjustments related to non-marketable equity securities:
Additions, net of sales	75	73
Gross unrealized gains	133	31
Carrying amount, end of period	$501	$192

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at September 30, 2019 were approximately $224 million and $5 million, respectively. Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at December 31, 2018 were approximately $91 million and $5 million, respectively.

Gains (losses) on marketable and non-marketable equity securities

We recognized $228 million in net unrealized losses and no unrealized gains or losses, respectively, in the three months ended September 30, 2019 and 2018 related to marketable and non-marketable equity securities held at September 30, 2019 and September 30, 2018. Net unrealized gains recognized in the nine months ended September 30, 2019 and 2018 related to marketable and non-marketable equity securities held at September 30, 2019 and September 30, 2018 were approximately $170 million and $31 million, respectively.

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$1,943	$—	$1,943
Short-term investments(2):
U.S. government and agency securities	155	—	155
Foreign government and agency securities	432	—	432
Corporate debt securities	2,170	—	2,170
Total short-term investments	$2,757	$—	$2,757
Funds receivable and customer accounts(3):
Cash and cash equivalents	2,300	—	2,300
U.S. government and agency securities	5,361	—	5,361
Foreign government and agency securities	2,560	—	2,560
Corporate debt securities	1,581	—	1,581
Total funds receivable and customer accounts	$11,802	$—	$11,802
Derivatives	293	—	293
Long-term investments(4):
U.S. government and agency securities	140	—	140
Foreign government and agency securities	252	—	252
Corporate debt securities	591	—	591
Marketable equity securities	1,287	1,287	—
Total long-term investments	$2,270	$1,287	$983
Total financial assets	$19,065	$1,287	$17,778
Liabilities:
Derivatives	$69	$—	$69
(1) Excludes cash of $4.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $67 million and time deposits of $761 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $10.7 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $501 million measured using the Measurement Alternative.

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

Our marketable equity securities are valued using quoted prices for identical assets in active markets (Level 1). All other financial assets and liabilities are valued using quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs (Level 2).

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

We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts	$2,228	$2,339
Short-term investments	$125	$295
Long-term investments	$—	$10

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments under the fair value option for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Funds receivable and customer accounts	$(86)	$(18)	$(88)	$(87)
Short-term investments	$(4)	$(4)	$(8)	$(10)

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following table summarizes our financial assets and liabilities held as of September 30, 2019 and December 31, 2018 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$307	307
(1) Excludes non-marketable equity investments of $194 million for which no observable price changes occurred during the nine months ended September 30, 2019.

	December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$116	116
(1) Excludes non-marketable equity investments of $177 million for which no observable price changes occurred during the year ended December 31, 2018.

We measured these non-marketable equity investments at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or a similar investment in the same issuer.

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and short-term debt are carried at amortized cost, which approximates their fair value. Our long-term debt had a fair value of $5.0 billion as of September 30, 2019. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, short-term debt, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of September 30, 2019, we estimate that $172 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2019 and 2018, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative's gain or loss in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2019 and December 31, 2018 was as follows:

	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$172	$170
Foreign exchange contracts designated as cash flow hedges	Other assets (non-current)	17	11
Foreign exchange contracts not designated as hedging instruments	Other current assets	104	139
Total derivative assets		$293	$320

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$—	$3
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	69	64
Total derivative liabilities		$69	$67

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheets. Rights of setoff associated with our foreign exchange contracts represented a potential offset to both assets and liabilities by $49 million as of September 30, 2019 and $45 million as of December 31, 2018. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $1 million and nil in cash collateral related to our derivative liabilities as of September 30, 2019 and December 31, 2018, respectively, which is recognized in other current assets on our condensed consolidated balance sheets, and is related to the right to reclaim cash collateral. We received $207 million and $195 million in counterparty cash collateral related to our derivative assets as of September 30, 2019 and December 31, 2018, respectively, which is recognized in other current liabilities on our condensed consolidated balance sheets, and is related to the obligation to return cash collateral. Additionally, as of September 30, 2019 and December 31, 2018, we received $4 million and $6 million, respectively, in counterparty non-cash collateral in the form of debt securities.

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$4,378	$3,683	$12,811	$11,225
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from accumulated other comprehensive income	$70	$7	$180	$(66)

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$31	$12	$30	$27
Gains (losses) on foreign exchange contracts recognized in net revenues	—	4	—	5
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$31	$16	$30	$32

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

	September 30, 2019	December 31, 2018
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$3,354	$3,831
Foreign exchange contracts not designated as hedging instruments	13,736	10,703
Total	$17,090	$14,534

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and working capital loans in Germany through our Luxembourg banking subsidiary, and extend working capital loans in Australia through an Australian subsidiary. Prior to July 2018, we purchased receivables related to credit extended to U.S. consumers by independent chartered financial institutions and were responsible for servicing functions related to that portfolio. Following the completion of the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in July 2018, we no longer purchased receivables related to the U.S. consumer loans, but remained responsible for the servicing functions related to the sold portfolio through a transition period which ended in the second quarter of 2019. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the nine months ended September 30, 2019 and 2018, we purchased credit receivables of approximately $3.4 billion and $7.0 billion, respectively. The credit receivables purchased during the nine months ended September 30, 2018 included purchases associated with our U.S. consumer credit receivables portfolio, which was designated as held for sale until the completion of sale to Synchrony Bank in July 2018.

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of September 30, 2019 and December 31, 2018, the outstanding balance of consumer receivables, which primarily consisted of loans and interest receivable due from international consumer accounts, was $1.0 billion and $704 million, respectively.

We closely monitor credit quality for our consumer receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history with PayPal Credit products as well as other measures. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in our determination of our allowance for consumer loans and interest receivable.

Consumer Receivables Delinquency and Allowance

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date.

September 30, 2019
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$965	$31	$12	$22	$65	$1,030
93.7%	3.0%	1.2%	2.1%	6.3%	100%

December 31, 2018
(In millions)
Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 - 180 Days Past Due	Total Past Due	Total
$668	$18	$6	$12	$36	$704
94.9%	2.5%	0.9%	1.7%	5.1%	100%

We charge off consumer loan receivable balances in the month in which a customer's balance becomes 180 days past the payment due date. Bankrupt accounts are charged off within 90 days after receipt of notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until they are charged off. We record an allowance for loss against the interest receivable.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2019 and 2018:

	September 30, 2019			September 30, 2018
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$27	$3	$30	$57	$6	$63
Provisions	18	6	24	50	9	59
Charge-offs	(31)	(4)	(35)	(97)	(12)	(109)
Recoveries(2)	25	—	25	12	—	12
Ending balance	$39	$5	$44	$22	$3	$25
(1) Beginning balance includes approximately $50 million of U.S. consumer credit receivables that were fully reserved and have been charged off as of September 30, 2018.
(2) The recoveries were primarily related to fully charged off U.S. consumer receivables not subject to the sale to Synchrony Bank.

The tables above exclude receivables from other consumer credit products of $99 million and $96 million at September 30, 2019 and December 31, 2018, respectively, and allowances of $11 million and $12 million at September 30, 2019 and December 31, 2018, respectively.

The provision for loan losses relating to our consumer loans receivable portfolio is recognized in transaction and loan losses. The provision for interest receivable due to interest earned on our consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction to revenue. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of September 30, 2019 and December 31, 2018, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.6 billion and $1.9 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $115 million and $84 million, respectively.

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

September 30, 2019
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$2,344	$96	$52	$83	$16	$247	$2,591
90.5%	3.7%	2.0%	3.2%	0.6%	9.5%	100%

December 31, 2018(1)
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,706	$66	$32	$57	$13	$168	$1,874
91.0%	3.6%	1.7%	3.0%	0.7%	9.0%	100%
(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the nine months ended September 30, 2019 and 2018:

	September 30, 2019			September 30, 2018
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$115	$15	$130	$52	$7	$59
Provisions	181	22	203	120	18	138
Charge-offs	(140)	(16)	(156)	(80)	(8)	(88)
Recoveries	11	—	11	7	—	7
Ending balance	$167	$21	$188	$99	$17	$116

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

Note 12—Debt

Long-term Debt

On September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion (collectively referred to as the “Notes”). The Notes are senior unsecured obligations. Interest is payable in arrears semiannually (payable March 26 and September 26 for the notes due in 2022 and payable April 1 and October 1 for the remaining notes). We may redeem the Notes in whole at any time or in part from time to time, prior to maturity, at the redemption price. Upon the occurrence of both a change of control and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amount, plus accrued and unpaid interest. The Notes are subject to covenants including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

As of September 30, 2019, we had an outstanding aggregate principal amount of $5.0 billion related to the Notes. The following table summarizes the Notes:

		Balance at September 30, 2019
	Maturities	Amount	Effective Interest Rate
		(in millions)
Fixed-rate 2.200% notes	9/26/2022	$1,000	2.39%
Fixed-rate 2.400% notes	10/1/2024	1,250	2.52%
Fixed-rate 2.650% notes	10/1/2026	1,250	2.78%
Fixed-rate 2.850% notes	10/1/2029	1,500	2.96%
Total term debt		5,000

Unamortized premium (discount) and issuance costs, net		(36)
Total carrying amount of term debt		$4,964

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $2 million for the three and nine months ended September 30, 2019.

Credit Facilities

Five-Year Revolving Credit Facility

On September 11, 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British Pound, Canadian dollar, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2019, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement bear interest at either (i) the applicable eurocurrency rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, (ii) the applicable overnight rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, or (iii) a formula based on the prime rate, the federal funds effective rate or London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from zero percent to 0.375 percent. The Credit Agreement will terminate and all amounts owed thereunder will be due and payable in September 2024, unless the commitments are terminated earlier. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of September 30, 2019, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at September 30, 2019, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Upon our entry into the Credit Agreement, the credit agreement that we entered into in the third quarter of 2015 that provided for an unsecured $2.0 billion, five-year revolving credit facility was terminated.

364-Day Revolving Credit Facility

On September 11, 2019, we entered into a 364-day credit agreement (“364-Day Credit Agreement”) that provides for an unsecured $1.0 billion 364-day revolving credit facility. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the 364-Day Credit Agreement provided PayPal Holdings, Inc. guarantees all borrowings and other obligations of any such subsidiaries under the 364-Day Credit Agreement. As of September 30, 2019, no subsidiaries were designated as additional borrowers. Funds borrowed under the 364-Day Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the Credit Agreement.

We are obligated to pay interest on loans under the 364-Day Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the 364-Day Credit Agreement bear interest at either (i) LIBOR plus a margin (based on our debt ratings) ranging from 0.875 percent to 1.375 percent or (ii) a formula based on the agent bank’s prime rate, the New York Federal Reserve Bank rate (the greater of the federal funds effective rate and the overnight bank funding rate), or LIBOR plus a margin (based on our public debt ratings) ranging from zero percent to 0.375 percent. The 364-Day Credit Agreement will terminate and all amounts owed thereunder will be due and payable in September 2020, unless the commitments are terminated earlier. The 364-Day Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including a financial covenant), events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of September 30, 2019, no borrowings were outstanding under the 364-Day Credit Agreement. Accordingly, at September 30, 2019, $1.0 billion of borrowing capacity was available for the purposes permitted by the 364-Day Credit Agreement, subject to customary conditions to borrowing.

Other Facilities

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”), which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provided for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. We were obligated to pay interest on loans under the Amended Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. On September 26, 2019, the Amended Credit Agreement was terminated and we repaid $2.5 billion of borrowings outstanding under such agreement. The total interest expense and fees we recorded related to the Amended Credit Agreement were approximately $25 million and $69 million for the three and nine months ended September 30, 2019.

We also maintain committed and uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $230 million in the aggregate. This available credit, a portion of which is guaranteed by PayPal Holdings, Inc., includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes, capital expenditures, and acquisitions. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of September 30, 2019, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Future Principal Payments

As of September 30, 2019, the future principal payments associated with our long term debt were as follows (in millions):

2019	$—
2020	—
2021	—
2022	1,000
2023	—
Thereafter	4,000
Total	$5,000

Other than as provided above, there are no significant changes to the information disclosed in our 2018 Form 10-K.

Note 13—Commitments and Contingencies

Commitments

As of September 30, 2019 and December 31, 2018, approximately $2.6 billion and $1.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2019. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

On March 28, 2016, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) as part of its investigation to determine whether we, through our Venmo service, have been or are engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act. The CID requested the production of documents and answers to written questions related to our Venmo service. We have cooperated with the FTC in connection with the CID. On February 27, 2018, we entered into a Consent Order with the FTC in which we settled potential allegations arising from our Venmo services between 2013 and 2017. The Consent Order does not contain a monetary penalty, but requires PayPal to make various changes to Venmo’s disclosures and business practices. The FTC approved the final Consent Order on May 24, 2018. As required by the Consent Order, we are working with the FTC making changes necessary to comply with the Consent Order. Any failure to comply with the Consent Order may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources, all of which could result in a material loss or otherwise harm our business.

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956-EMC was filed in the U.S. District Court for the Northern District of California (the “Court”) against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. The initial complaint alleged that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed a first amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The first amended complaint was purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleged that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the first amended complaint on July 13, 2018 and the Court granted the motion, without prejudice, on December 13, 2018. Plaintiffs filed a second amended complaint on January 14, 2019. The second amended complaint alleges substantially the same theory of liability as the first amended complaint, but no longer names Hamed Shabazi as a defendant. The remaining Defendants filed their motion to dismiss the second amended complaint on March 15, 2019, and a hearing was held on July 16, 2019. The court granted Defendant's motion to dismiss with prejudice on September 18, 2019; plaintiffs have filed a notice of appeal. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Beginning balance	$395	$304	$344	$266
Provisions, net of recoveries	256	259	789	764
Realized losses	(295)	(244)	(777)	(711)
Ending balance	$356	$319	$356	$319

Note 14—Stock Repurchase Programs

During the nine months ended September 30, 2019, we repurchased approximately $1.1 billion of our common stock, including approximately $350 million in the open market and approximately $750 million pursuant to the accelerated share repurchase (“ASR”) agreement under our stock repurchase program authorized in April 2017.

In February 2019, we entered into an ASR agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of $750 million to the third party financial institution and received approximately 7.7 million shares of our common stock, at an average price of $96.91 per share of common stock during the term of the transaction, which ended in March 2019. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount, and subject to adjustments pursuant to the terms of the ASR agreement. We recorded the initial payment of $750 million as a reduction to stockholders’ equity on our condensed consolidated balance sheets. All common stock received under the ASR agreement was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

As of September 30, 2019, a total of approximately $374 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

Note 15—Stock-Based Plans

Stock-Based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Customer support and operations	$51	$46	$144	$129
Sales and marketing	31	30	95	93
Technology and development	119	76	292	222
General and administrative	72	65	226	192
Total stock-based compensation expense	$273	$217	$757	$636
Capitalized as part of internal use software and website development costs	$10	$9	$29	$26

Note 16—Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2019 was 5% and 9%, respectively. Our effective tax rate for the three and nine months ended September 30, 2018 was 18% and 13%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in all periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments. During the third quarter of 2019, we settled a U.S. Federal tax audit. This settlement did not have a material impact on our condensed consolidated statements of income.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner. In the June 2019 decision, the U.S. Court of Appeals held that a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement was valid. We have reviewed this case and determined no adjustment is required to PayPal’s condensed consolidated financial statements as a result of this ruling.

Note 17—Restructuring

During the first quarter of 2019 and 2018, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $78 million and $25 million, respectively. The approved strategic reductions for 2019 are to better align our teams to support key business priorities and also includes the transfer of certain operational functions between geographies, as well as the impact of the transition of interim servicing activities provided to Synchrony Bank, which ended in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions. The cash payments associated with the 2019 restructuring are expected to be substantially completed by the end of 2019. The strategic reduction approved in the first quarter of 2018 includes restructuring charges related to the decision to wind down TIO’s operations. We incurred employee and severance benefits expenses under the 2018 strategic reduction, which was substantially completed by the end of 2018.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2019:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2019	$3
Charges	78
Payments	(60)
Accrued liability as of September 30, 2019	$21

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings and its consolidated subsidiaries.

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

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union, which commenced a two-year period expiring on March 29, 2019, after which time the U.K. was expected to leave the EU. The EU subsequently extended the date to October 31, 2019. There is a significant lack of clarity over the eventual date and terms of the U.K.’s exit from the EU and the terms of the U.K.’s future relationship with the EU. The U.K.’s financial service regulators are implementing Temporary Permission Regimes (“TPR”) to support European Economic Area (“EEA”) financial service firms in continuing to conduct business in the U.K. should the U.K. exit the EU without an agreement. The final TPR rules will come into effect if the U.K. leaves the EU without an agreement. Accordingly, we may need to adjust our business to comply with additional legal and regulatory requirements if accessing the TPR. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented below in Part II, Item 1A, Risk Factors in this Form 10-Q.

Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency rate movements. Net revenues generated from our U.K. operations constituted approximately 10% of total net revenues for both the three and nine months ended September 30, 2019, and approximately 11% of total net revenues for both the three and nine months ended September 30, 2018. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 33% and 31% of our gross loans and interest receivables as of September 30, 2019 and December 31, 2018, respectively, were generated from our U.K. operations. Approximately 7% of our gross loans and interest receivables as of September 30, 2019 and December 31, 2018 were generated from our EU operations (excluding the U.K.).

Overview of Results of Operations

The following table provides a summary of our condensed consolidated GAAP financial results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages and per share data)
Net revenues	$4,378	$3,683	19%	$12,811	$11,225	14%
Operating expenses	3,681	3,193	15%	10,891	9,629	13%
Operating income	$697	$490	42%	$1,920	$1,596	20%
Operating margin	16%	13%	**	15%	14%	**
Other income (expense), net	$(213)	$43	**	$224	$94	**
Income tax expense	$22	$97	(77)%	$192	$217	(12)%
Effective tax rate	5%	18%	**	9%	13%	**
Net income	$462	$436	6%	$1,952	$1,473	33%
Net income per diluted share	$0.39	$0.36	7%	$1.64	$1.22	35%
Net cash provided by operating activities	$1,096	$4,670	**	$3,297	$4,349	**
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended September 30, 2019 and 2018

Net revenues increased $695 million, or 19%, in the three months ended September 30, 2019, compared to the same period of the prior year, driven primarily by growth in TPV (as defined below under “Net Revenues”) of 25%, compared to the same period of the prior year. Net revenues from acquisitions completed in 2018 collectively contributed approximately two percentage points to the growth rate in the three months ended September 30, 2019.

Total operating expenses increased $488 million, or 15%, in the three months ended September 30, 2019, compared to the same period of the prior year, due primarily to increases in transaction expense and technology and development expense. Operating expenses related to acquisitions completed in 2018 collectively contributed approximately three percentage points to the growth rate in the three months ended September 30, 2019.

Operating income increased by $207 million, or 42%, in the three months ended September 30, 2019, compared to the same period of the prior year, due to growth in net revenues partially offset by an increase in operating expenses. Acquisitions completed in 2018 collectively had a negative impact of approximately three percentage points to the growth rate in operating income for the three months ended September 30, 2019. Our operating margin was 16% and 13% in the three months ended September 30, 2019 and September 30, 2018, respectively. Operating margin for the three months ended September 30, 2019 was positively impacted by operating efficiencies, partially offset by the negative impact of growth in transaction expense, which increased 25% in the three months ended September 30, 2019, compared to 19% increase in net revenues in the same period.

Net income increased by $26 million, or 6%, in the three months ended September 30, 2019, compared to the same period of the prior year, due to an increase in operating income of $207 million and a decrease in income tax expense of $75 million, offset by a decrease of $256 million in other income (expense), net driven primarily by unrealized losses on strategic investments.

Nine Months Ended September 30, 2019 and 2018

Net revenues increased $1.6 billion, or 14%, in the nine months ended September 30, 2019, compared to the same period of the prior year, driven primarily by growth in TPV of 24%, compared to the same period of the prior year. Net revenues from acquisitions completed in 2018 collectively contributed approximately two percentage points to the growth rate in the nine months ended September 30, 2019. These increases were offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank (“Synchrony”) in July 2018, which resulted in a negative impact of approximately five percentage points to the net revenues growth rate in the nine months ended September 30, 2019.

Total operating expenses increased $1.3 billion, or 13%, in the nine months ended September 30, 2019, compared to the same period of the prior year, due primarily to increases in transaction expense, technology and development, customer support and operations, and general and administrative expenses, partially offset by a decline in restructuring and other charges. Operating expenses related to acquisitions completed in 2018 collectively contributed three percentage points to the growth rate in the nine months ended September 30, 2019.

Operating income increased by $324 million, or 20%, in the nine months ended September 30, 2019, compared to the same period of the prior year, due to growth in net revenues partially offset by an increase in operating expenses. Acquisitions completed in 2018 collectively had a negative impact of approximately eight percentage points to the growth rate in operating income for the nine months ended September 30, 2019. Our operating margin was 15% and 14% in the nine months ended September 30, 2019 and September 30, 2018, respectively. Operating margin for the nine months ended September 30, 2019 was positively impacted by a reduction in restructuring and other charges driven primarily by the completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, subsequent to which we no longer record adjustments to the cost basis of loans and interest receivables held for sale, offset by a negative impact of growth in transaction expense, which increased 22% in the nine months ended September 30, 2019, compared to 14% increase in net revenues in the same period. Acquisitions completed in 2018 collectively had a negative impact of approximately one percentage point on our operating margin for the nine months ended September 30, 2019.

Net income increased by $479 million, or 33%, in the nine months ended September 30, 2019, compared to the same period of the prior year, due to an increase in operating income of $324 million, an increase in other income (expense), net of $130 million driven by unrealized gains on strategic investments, and a decrease in income tax expense of $25 million.

Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In each of the three months ended September 30, 2019 and 2018, we generated approximately 47% of our net revenues from customers domiciled outside of the U.S. In the nine months ended September 30, 2019 and 2018, we generated approximately 47% and 45% of our net revenues from customers domiciled outside of the U.S., respectively. Because we have generated substantial net revenues internationally in recent periods, including during the periods presented, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2018 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three and nine months ended September 30, 2019 and September 30, 2018, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(72)	$(281)
Hedging impact	70	180
Unfavorable impact to net revenues	(2)	(101)
Favorable impact to operating expense	34	146
Net favorable impact to operating income	$32	$45

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In millions)
(Unfavorable) favorable impact to net revenues (exclusive of hedging impact)	$(30)	$186
Hedging impact	10	(63)
(Unfavorable) favorable impact to net revenues	(20)	123
Favorable (unfavorable) impact to operating expense	23	(61)
Net favorable impact to operating income	$3	$62

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with our services that are paid for in multiple currencies, we generally set our foreign currency exchange rates daily and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program whereby we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

Financial Results

Net Revenues
Our revenues are classified into the following two categories:

•
Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or TPV (defined below), completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. We earn additional fees on transactions settled in foreign currencies when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries).

•
Other value added services: Net revenues derived primarily from revenue earned through partnerships, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned primarily on our PayPal credit portfolio of loans receivable, gain on sale of participation interest in certain loans and advances, and interest earned on certain PayPal customer account balances.

Net Revenues Analysis

The components of our net revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Transaction revenues	$3,955	$3,343	18%	$11,564	$9,858	17%
Other value added services	423	340	24%	1,247	1,367	(9)%
Net revenues	$4,378	$3,683	19%	$12,811	$11,225	14%

Transaction revenues

Transaction revenues grew by $612 million, or 18%, and $1.7 billion, or 17%, for the three and nine months ended September 30, 2019, compared to the same periods of the prior year, respectively, due primarily to growth in TPV, mainly from our PayPal, Braintree, and Venmo products, and growth in the number of payment transactions, both of which resulted primarily from an increase in our active accounts. Acquisitions completed in 2018 contributed approximately two percentage points and one percentage point to the growth rate of transaction revenues in the three and nine months ended September 30, 2019, respectively.

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Active accounts(1)	295	254	16%	295	254	16%
Number of payment transactions(2)	3,090	2,463	25%	8,901	7,004	27%
Payment transactions per active account(3)	39.8	36.5	9%	39.8	36.5	9%
TPV(4)	$178,670	$143,004	25%	$512,521	$414,771	24%
Percent of cross-border TPV	17%	19%	**	18%	20%	**
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
** Not meaningful

Transaction revenues grew more slowly than both TPV and the number of payment transactions for the three and nine months ended September 30, 2019, compared to the same periods in the prior year, due to a higher proportion of P2P transactions (primarily from our PayPal and Venmo products) from which we earn lower fees, and a lower proportion of cross border transactions, partially offset by foreign exchange hedging gains. Changes in prices charged to our customers did not significantly impact transaction revenue growth for both the three and nine months ended September 30, 2019.

Other value added services

For the three months ended September 30, 2019, net revenues from other value added services increased $83 million, or 24%, compared to the same period in the prior year, due primarily to increases in revenue share with Synchrony (discussed below), interest and fee income earned on our merchant loans and advances receivable, and interest earned on customer balances. These increases were partially offset by a decrease in revenue earned from transition servicing activities provided to Synchrony, which ended in the second quarter of 2019.

For the nine months ended September 30, 2019, net revenues from other value added services decreased $120 million, or 9%, compared to the same period in the prior year, due primarily to lower interest and fee income earned on our consumer loans receivable driven by the sale of our U.S. consumer credit receivables portfolio in July 2018. The decline was partially offset by an increase in revenue share with Synchrony (discussed below), an increase in interest and fee income earned on our merchant loans and advances receivable, and growth in interest earned on customer balances. Other value added services revenues also benefited from an increase of approximately $113 million for the nine months ended September 30, 2019, due to revenue earned from transition servicing activities provided to Synchrony, which ended in the second quarter of 2019.

Acquisitions completed in 2018 contributed approximately six percentage points and five percentage points to the growth rate of other value added services in the three and nine months ended September 30, 2019, respectively. The total gross consumer and merchant loans and interest receivable balance was $3.7 billion as of September 30, 2019 and $2.3 billion as of September 30, 2018, respectively, reflecting a year-over-year increase of 64% driven primarily by growth in our merchant loan portfolios.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony to free up balance sheet capacity and cash flow for other uses and mitigate balance sheet risk. Following the closing of this transaction in July 2018, Synchrony became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S., and we no longer hold an ownership interest in the receivables generated through the program. Subsequent to the sale, we earn a revenue share on the portfolio of consumer receivables owned by Synchrony, which is recorded in net revenues from other value added services.

Operating Expenses

Beginning with the first quarter of 2019, we reclassified certain operating expenses within our condensed consolidated statements of income. Prior period amounts were reclassified to conform to this presentation. These changes have no impact on our previously reported consolidated net income for prior periods, including total operating expenses, financial position, or cash flows for any periods presented. For additional information, see Note 1—“Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. Growth rates presented below are calculated based upon the reclassified prior period amounts.

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Transaction expense	$1,701	$1,366	25%	$4,877	$4,003	22%
Transaction and loan losses	340	295	15%	999	934	7%
Customer support and operations(1)	390	350	11%	1,177	1,030	14%
Sales and marketing(1)	316	325	(3)%	1,001	913	10%
Technology and development(1)	533	452	18%	1,527	1,341	14%
General and administrative(1)	401	377	6%	1,239	1,111	12%
Restructuring and other charges	—	28	(100)%	71	297	(76)%
Total operating expenses	$3,681	$3,193	15%	$10,891	$9,629	13%
Transaction expense rate(2)	0.95%	0.96%	**	0.95%	0.97%	**
Transaction and loan loss rate(3)	0.19%	0.21%	**	0.19%	0.23%	**
(1) Prior period amounts have been revised to reflect the classification changes discussed above.
(2) Transaction expense rate is calculated by dividing transaction expense by TPV.
(3) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV.
** Not meaningful

Transaction Expense

Transaction expense increased by $335 million, or 25%, and $874 million, or 22%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods of the prior year, due primarily to the increase in TPV of 25% and 24%, for the three and nine months ended September 30, 2019, respectively. The decrease in transaction expense rate for the three and nine months ended September 30, 2019, compared to the same periods of the prior year, was due primarily to changes in product and funding mix. Acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction expense in both the three and nine months ended September 30, 2019.

Our transaction expense rate is impacted by changes in product mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance or PayPal Credit. For each of the three and nine months ended September 30, 2019 and 2018, approximately 2% of TPV was funded with PayPal Credit. For the three and nine months ended September 30, 2019, approximately 40% and 41% of TPV was generated outside of the U.S., respectively. For the three and nine months ended September 30, 2018, approximately 42% and 43% of TPV was generated outside of the U.S., respectively. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Loan Losses

The components of our transaction and loan losses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2019	2018		2019	2018
	(In millions, except percentages)
Transaction losses	$256	$259	(1)%	$789	$764	3%
Loan losses	84	36	133%	210	170	24%
Transaction and loan losses	$340	$295	15%	$999	$934	7%
Transaction loss rate (1)	0.14%	0.18%		0.15%	0.18%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction losses decreased by $3 million, or 1%, and increased by $25 million, or 3% in the three and nine months ended September 30, 2019, compared to the same periods of the prior year. The increase in transaction losses resulting from the growth in TPV for the three and nine months ended September 30, 2019 was offset by benefits realized through improvements in risk management capabilities, which also contributed to a decrease in our transaction loss rates in the three and nine months ended September 30, 2019, compared to the same periods of the prior year.

Loan losses increased by $48 million, or 133%, and $40 million, or 24%, in the three and nine months ended September 30, 2019, compared to the same periods of the prior year, due primarily to an increase in loan losses resulting from the growth in our merchant loans and advances, and international consumer loans receivable balances, offset by the recognition of losses in the three and nine months ended September 30, 2018 associated with U.S. consumer credit receivable balances that were not subject to the sale agreement with Synchrony. Acquisitions completed in 2018 contributed approximately three percentage points to the growth rate of loan losses for both the three and nine months ended September 30, 2019.

The consumer loans and interest receivable balance as of September 30, 2019 and September 30, 2018 was $1.0 billion and $560 million, respectively, representing a year-over-year increase of 84% driven by growth in international markets. Approximately 93% of our consumer loans receivables outstanding as of both September 30, 2019 and September 30, 2018, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2019	2018
Percent of consumer loans and interest receivables current	93.7%	94.6%
Percent of consumer loans and interest receivables > 90 days outstanding(1)	2.1%	1.6%
Net charge off rate(2)	4.3%	3.5%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer.
(2) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of September 30, 2019 were $2.6 billion, compared to $1.6 billion as of September 30, 2018, representing a year-over-year increase of 63%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to the growth in our PayPal Business Loans product and an increase in the availability of our PayPal Working Capital credit product. Approximately 84% and 9% of our merchant receivables outstanding as of September 30, 2019 were due from merchants in the U.S. and U.K., respectively, as compared to 87% and 10%, respectively, as of September 30, 2018.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2019	2018(1)
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	90.5%	90.7%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.8%	3.8%
(1) Excludes $25 million of loans receivable acquired as part of our acquisition of iZettle in September 2018.

Modifications to the acceptable risk parameters of our PayPal Credit products for the periods presented did not have a material impact on our loans and interest receivables. For additional information, see Note 11—“Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations includes (a) costs incurred in our global customer operations centers, including costs to provide call support to our customers, (b) costs to support our trust and security programs protecting our merchants and consumers, and (c) other costs incurred related to the delivery of our products.

Customer support and operations expenses increased by $40 million, or 11%, and $147 million, or 14%, in the three and nine months ended September 30, 2019, compared to the same periods of the prior year, due primarily to an increase in employee-related expenses in our operations function that support the growth of our active accounts and payment transactions, and an increase in depreciation and amortization expenses associated with the applications that we use to support our customers and underlying data in our operations centers. Acquisitions completed in 2018 collectively contributed approximately three percentage points and four percentage points to the growth rate of customer support and operations expenses for the three and nine months ended September 30, 2019, respectively.

Sales and Marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.

Sales and marketing expenses decreased by $9 million, or 3%, in the three months ended September 30, 2019, compared to the same period of the prior year, due primarily to lower spend on marketing programs, partially offset by increases in amortization of acquired intangibles, and employee-related expenses. Sales and marketing expenses increased by $88 million, or 10%, in the nine months ended September 30, 2019, compared to the same period of the prior year, due primarily to increases in amortization of acquired intangibles, employee-related expenses, and consulting services, partially offset by lower spend on marketing programs. Acquisitions completed in 2018 collectively contributed approximately 10 percentage points and 12 percentage points to the growth rate of sales and marketing expenses for the three and nine months ended September 30, 2019, respectively.

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

Technology and development expenses increased by $81 million, or 18%, and $186 million, or 14%, in the three and nine months ended September 30, 2019, compared to the same periods of the prior year, due primarily to increases in employee-related expenses, amortization of acquired intangibles, and data center and cloud computing services utilized in delivering our products, partially offset by a decline in costs related to contractors and consultants. Acquisitions completed in 2018 collectively contributed approximately five percentage points to the growth rate of technology and development expenses for both the three and nine months ended September 30, 2019.

General and Administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk, compliance, executive, and other support operations.

General and administrative expenses increased by $24 million, or 6%, and $128 million, or 12%, in the three and nine months ended September 30, 2019, compared to the same periods of the prior year, due primarily to increases in employee-related expenses, facilities costs, and depreciation and amortization associated with systems and tools used in our general and administrative functions. These increases were partially offset by a decrease in professional service expenses including those related to acquisition related transaction expenses incurred in the three and nine months ended September 30, 2018. Acquisitions completed in 2018 contributed approximately four percentage points to the growth rate of general and administrative expenses for the nine months ended September 30, 2019.

Restructuring and Other Charges

Restructuring and other charges decreased by $28 million and $226 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods of the prior year. The decrease in the three months ended September 30, 2019 was driven by net loss incurred due to the sale of our U.S. consumer credit receivables portfolio in the three months ended September 30, 2018. A total of $244 million of the decrease for the nine months ended September 30, 2019, compared to the same period of the prior year, was attributable to the sale of our U.S. consumer credit receivables portfolio in July 2018, prior to which adjustments to the cost basis of loans and interest receivables held for sale were recorded within restructuring and other charges. This decline was partially offset by an increase in restructuring charges of $53 million for the nine months ended September 30, 2019, compared to the same periods of the prior year. In the nine months ended September 30, 2019, we also recorded a gain of $7 million representing an adjustment to the loss from additional expenses incurred associated with the sale of our U.S. consumer credit portfolio to Synchrony.

During the first quarter of 2019 and 2018, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million and $25 million, respectively. The approved strategic reductions for 2019 are to better align our teams to support key business priorities and also include the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which terminated in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions, which is expected to be substantially completed by the end of 2019. The estimated annual employee related costs associated with the impacted workforce is approximately $175 million. The majority of the reduction in costs associated with the impacted workforce is expected to be reinvested in the business.

We incurred employee and severance benefit expenses, including charges related to winding down TIO’s operations, under the 2018 strategic reduction, which was substantially completed by the end of 2018.

Other Income (Expense), Net

Other income (expense), net decreased $256 million and increased $130 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods of the prior year.

The decrease in the three months ended September 30, 2019 was primarily driven by net unrealized losses on strategic investments due to unfavorable changes in fair value related to our marketable equity securities, partially offset by the favorable impact of observable price changes related to our non-marketable equity securities, which collectively contributed to an increase in net unrealized losses of $228 million during the three months ended September 30, 2019, as compared to the same period of the prior year.

The increase in the nine months ended September 30, 2019 was primarily driven by net unrealized gains on strategic investments due to favorable changes in fair value related to our marketable equity securities and the impact of observable price changes related to our non-marketable equity securities, which collectively contributed to an increase in net unrealized gains of $139 million during the nine months ended September 30, 2019, compared to the same period of the prior year.

Income Tax Expense

Our effective income tax rate was approximately 5% and 18% for the three months ended September 30, 2019 and 2018, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2019, compared to the same period of the prior year, was due primarily to an increase in the tax benefits associated with discrete tax adjustments, and a favorable shift in earnings in the three months ended September 30, 2019.

Our effective income tax rate was approximately 9% and 13% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in our effective income tax rate for the nine months ended September 30, 2019, compared to the same period of the prior year, was due primarily to incremental tax expense related to the Tax Act in the nine months ended September 30, 2018, and a favorable shift in earnings in the nine months ended September 30, 2019.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$11,378	$9,710
(1) Excludes assets related to funds receivable and customer accounts of $22.5 billion and $20.1 billion at September 30, 2019 and December 31, 2018, respectively.
(2) Excludes total restricted cash of $67 million and $77 million at September 30, 2019 and December 31, 2018, respectively, and strategic investments of $1.8 billion and $293 million as of September 30, 2019 and December 31, 2018, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.7 billion as of September 30, 2019 and $8.7 billion at December 31, 2018, or 67% and 89% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2018, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, GILTI, or the one-time transition tax. Subsequent repatriations will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available Credit and Debt

On September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

On September 11, 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Additionally, on September 11, 2019, we entered into a 364-day credit agreement (“364-Day Credit Agreement”) that provides for an unsecured $1.0 billion 364-day revolving credit facility. As of September 30, 2019, no borrowings were outstanding under the Credit Agreement and the 364-Day Credit Agreement, and as such, $6.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement and the 364-Day Credit Agreement, subject to customary conditions to borrowing. Upon our entry into the Credit Agreement, the credit agreement that we entered into in the third quarter of 2015 that provided for an unsecured $2.0 billion, five-year revolving credit facility was terminated.

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provides for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. On September 26, 2019, the Amended Credit Agreement was terminated and we repaid $2.5 billion of borrowings outstanding under such agreement.

We also maintain committed and uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $230 million in the aggregate. This available credit, a portion of which is guaranteed by PayPal, includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes, capital expenditures, and acquisitions. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.

As of September 30, 2019, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

For additional information, see Note 12—“Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2019, we had a total of $4.2 billion in cash withdrawals offsetting our $4.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for Credit Portfolio Growth

Growth in the portfolio of loan receivables increases our liquidity needs and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding of our credit portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of September 30, 2019, the cumulative amount approved by management to be designated for credit activities aggregated to $1.5 billion and represented approximately 24% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit Ratings

As of September 30, 2019, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates ranged between 0.14% and 0.18% of TPV. Historical loss rates may not be indicative of future results.

Stock Repurchases

During the nine months ended September 30, 2019, we repurchased approximately $1.1 billion of our common stock including approximately $350 million in the open market and approximately $750 million pursuant to the accelerated share repurchase agreement under our stock repurchase program authorized in April 2017. As of September 30, 2019, a total of approximately $374 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

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

We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to fund our operating activities, anticipated capital expenditures, and our credit products for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our share repurchase programs, or reduce our cost of capital.

Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$3,297	$4,349
Investing activities	(5,334)	717
Financing activities	3,837	507
Effect of exchange rates on cash, cash equivalents, and restricted cash	(49)	(89)
Net increase in cash, cash equivalents, and restricted cash	$1,751	$5,484

Operating Activities

We generated cash from operating activities of $3.3 billion in the nine months ended September 30, 2019 primarily due to operating income of $1.9 billion, adjusted for non-cash expenses of depreciation and amortization and stock-based compensation of $1.4 billion, and non-cash expenses related to provision for transaction and loan losses of $999 million. The cash generated from operating activities was reduced by net unrealized gains on our strategic investments of $170 million, changes in other assets and liabilities of $470 million, primarily related to actual cash transaction losses incurred during the period, deferred income taxes of $122 million, and accounts receivable of $103 million.

We generated cash from operating activities of $4.3 billion in the nine months ended September 30, 2018 primarily due to operating income of $1.6 billion, and the positive impact of $1.4 billion of changes in loans and interest receivable held for sale, net. Adjustments for non-cash expenses of depreciation and amortization and stock-based compensation were approximately $1.2 billion during the nine months ended September 30, 2018. Adjustments for non-cash expenses related to provision for transaction and loan losses were $934 million and cost basis adjustments to loans and interest receivable held for sale were $244 million during the nine months ended September 30, 2018. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $623 million, primarily related to actual cash transaction losses incurred during the period, and accounts receivable of $133 million.

In the nine months ended September 30, 2019 and 2018, cash paid for income taxes, net was $220 million and $228 million, respectively.

Investing Activities

The net cash used in investing activities of $5.3 billion in the nine months ended September 30, 2019 was due primarily to purchases of investments of $19.8 billion, changes in funds receivable from customers of $1.3 billion, changes in principal loans receivable, net of $1.1 billion, and purchases of property and equipment of $530 million. These cash outflows were partially offset by maturities and sales of investments of $17.4 billion.

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

Financing Activities

We generated cash from financing activities of $3.8 billion in the nine months ended September 30, 2019 due primarily to $5.5 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as borrowings under our Amended Credit Agreement, and changes in funds payable and amounts due to customers of $2.4 billion. These cash inflows were partially offset by repayment of borrowings under our Amended Credit Agreement of $2.5 billion, the repurchase of $1.1 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $473 million.

We generated cash from financing activities of $507 million in the nine months ended September 30, 2018 due primarily to borrowings, primarily on our 2017 Credit Agreement, of $2.1 billion and changes in funds payable and amounts due to customers of $2.8 billion. These cash inflows were partially offset by cash outflows from the repurchase of $2.9 billion of our common stock under our stock repurchase programs, repayments of borrowings under financing arrangements of $1.1 billion, and tax withholdings related to net share settlement of equity awards of $392 million.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

Foreign currency exchange rates had a negative impact on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2019 and 2018 of $49 million and $89 million, respectively, primarily due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

As of September 30, 2019 and December 31, 2018, approximately 60% and 78% of our total cash, cash equivalents, and investment portfolio was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

On September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.

On September 11, 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility. Additionally, on September 11, 2019, we entered into a 364-day credit agreement (“364-Day Credit Agreement”) that provides for an unsecured $1 billion 364-day revolving credit facility. As of September 30, 2019, no borrowings were outstanding under the Credit Agreement and the 364-Day Credit Agreement, and as such, $6.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement and the 364-Day Credit Agreement, subject to customary conditions to borrowing. Upon our entry into the Credit Agreement, the credit agreement that we entered into in the third quarter of 2015 that provided for an unsecured $2.0 billion, five-year revolving credit facility was terminated.

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”) which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provided for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. On September 26, 2019, the Amended Credit Agreement was terminated and we repaid $2.5 billion of borrowings outstanding under such agreement.

We also maintain committed and uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $230 million in the aggregate. As of September 30, 2019, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

For additional information, see Note 12—“Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at September 30, 2019 and December 31, 2018.

Foreign Currency Exchange Rate Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency exchange rate risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2019 and December 31, 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $619 million and $707 million lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2019 and December 31, 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $619 million and $707 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $226 million and $295 million at September 30, 2019 and December 31, 2018, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of September 30, 2019 would have positively impacted income before income taxes by approximately $217 million, resulting in a net negative impact of approximately $9 million. Foreign currency exchange contracts in place as of December 31, 2018 would have positively impacted income before income taxes by approximately $308 million, resulting in a net positive impact of approximately $13 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. As of September 30, 2019 and December 31, 2018, our strategic investments totaled $1.8 billion and $293 million, respectively, which represented approximately 14% and 3% of our total cash, cash equivalents, and investment portfolio at those dates, respectively. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. We are required to record all adjustments to the carrying value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities. These changes could be material based on market conditions. A hypothetical adverse change in the carrying value of our strategic investments of 10%, which could be experienced in the near term, would result in a decrease of approximately $179 million to the carrying value of the portfolio. We review our non-marketable equity investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of the securities in which we have invested, and other publicly available data.

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

Our operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic events and conditions may result in consumers and businesses postponing or lowering spending in response to, among other factors:

•	tighter credit,

•	higher unemployment,

•	consumer debt levels or reduced consumer confidence,

•	financial market volatility,

•	fluctuations in foreign currency exchange rates and interest rates,

•	changes and uncertainties related to government fiscal and tax policies,

•
changes and uncertainties about trade relationships between the U.S. and various other countries with respect to international trade agreements and policies, treaties, government regulations and tariffs, including the possibility of the U.S. and/or other countries imposing greater restrictions on international trade, significant increases in tariffs on imported goods, and other restrictive actions,

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

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including developments in:

•	technologies supporting our regulatory and compliance obligations (for example in relation to KYC and CIP obligations),

•	artificial intelligence and machine learning (for example in relation to fraud and risk decisioning),

•
payment technologies (for example real time payments, payment card tokenization and virtual currencies, including distributed ledger and blockchain technologies, and proximity payment technology, such as NFC and other contactless payments), and

•	commerce technologies, including in-store, online, mobile, virtual and social commerce (i.e., ecommerce through social networks).

As a result, we expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products.  In addition, we may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, the extent of resistance to change from consumers or merchants, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (commonly referred to as “Brexit”). In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union. This commenced a two-year period, expiring on March 29, 2019, after which time the U.K was expected to leave the EU. The EU subsequently extended this date to October 31, 2019. There is a significant lack of clarity over the eventual date and terms of the U.K.'s exit from the EU and the terms of the U.K.'s future relationship with the EU. The U.K.'s financial service regulators have implemented Temporary Permission Regimes that will be in place should the U.K. exit the EU without an agreement. The regulators will use this and other powers to support European Economic Area (“EEA”) financial services firms, including our EU operations, in continuing to conduct business in the U.K. in an orderly manner should the U.K. exit the EU without an agreement.

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

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulatory permissions, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis and for our U.K. based operations to offer services on a cross-border basis in the European markets. For example, our ability to work primarily with the Luxembourg regulator as the lead authority for various aspects of the U.K. operations of PayPal (Europe) S.à.r.l. et Cie., SCA (“PayPal (Europe))” and with the Swedish regulator for various aspects of the U.K. operations of iZettle AB (pub)(“iZettle”) may be impacted;

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

Our business is subject to laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing:

•	banking,

•	credit,

•	deposit taking,

•	cross-border and domestic money transmission,

•	prepaid access,

•	foreign exchange,

•	privacy,

•	data protection,

•	cybersecurity,

•	banking secrecy,

•	payment services (including payment processing and settlement services),

•	consumer protection,

•	antitrust and competition,

•	economic and trade sanctions,

•	anti-money laundering, and

•	counter-terrorist financing.

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

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business, increase regulatory scrutiny of our business, restrict our operations, and force us to change our business practices, make product or operational changes, or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia, the U.S. Virgin Islands, and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Braintree, Venmo, and Xoom products and services. We may also maintain such licenses for certain companies that we have acquired, such as Hyperwallet. As a licensed money transmitter, PayPal is subject to restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

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

We principally provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements only being applicable from 2019 or later. The implementation of PSD2 may negatively affect our business. PSD2 seeks to enable new payment models whereby a newly formed category of regulated payment provider would be able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 seeks to regulate more online platforms that handle payments for their sellers. PayPal merchants with affected business models which are not licensed, or which do not benefit from exemptions or integrate a compliant marketplaces solution may not be able to offer PayPal products in the future. PSD2 also imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s customer value proposition and its European business. These authentication requirements were originally scheduled to commence from September 2019 but European national supervisory authorities have decided to delay enforcing them during a transitional period (the duration of which is still being determined) due to a lack of industry readiness.

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

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore and designated as a holder of a stored value facility, but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. The Payment Services Act (“PS Act”) passed into law in Singapore in January 2019 and is expected to come into effect in 2020. Under the PS Act, PayPal Pte. Ltd. will be required to apply for a license to continue to provide payments services in Singapore. Furthermore, once the PS Act comes into force and is fully implemented, we may face new regulatory costs and challenges, including the following:

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

PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (AUSTRAC) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor to review certain aspects of PPAU’s compliance with its obligations under the AML/CFT Act. PPAU is continuing to cooperate with AUSTRAC in this matter.

We have been, and expect to continue to be, required to apply for various licenses, certifications, and regulatory approvals in a number of the jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines, other enforcement action, and litigation if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in a given market.

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

Consumer Protection

We are subject to consumer protection, antitrust and competition-related laws and regulations in the countries in which we operate. In the U.S., we are subject to federal and state consumer protection laws and regulations applicable to our activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”). These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

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

Regulatory scrutiny of privacy, data protection, and the collection, storage, use, and sharing of personal data is increasing around the world. There is uncertainty associated with the legal and regulatory environment relating to privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing, artificial intelligence, and blockchain technology. Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, civil lawsuits, and enforcement actions in one or more jurisdictions, result in additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and force us to change our business practices, make product or operational changes, or delay planned product launches or improvements.

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

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In October 2015, the European Court of Justice invalidated U.S.-EU Safe Harbor framework clauses that were previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties who had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for Safe Harbor known as “Privacy Shield.” Both the Privacy Shield framework and SCCs are facing legal challenges in the European justice system. To the extent that the Privacy Shield or SCCs are invalidated, PayPal’s ability to process EEA personal data with third parties outside of the EEA and intra-group with its U.S. affiliates could be jeopardized. Additionally, there continues to be the lack of clarity from European Commission and Data Protection Authorities around the adequacy of data protections afforded EEA data subjects by applicable UK privacy laws, which includes the use of SCCs and other methods of transferring personal data of EEA data subjects to the UK.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business, which raises additional risks.

As PayPal is neither a chartered financial institution, nor licensed to make loans in any state in the U.S., we rely on third-party chartered financial institutions to provide PayPal branded credit products to our customers in the U.S., including consumer credit products such as PayPal Credit, PayPal branded and Venmo-branded Mastercard credit cards, and business credit products such as PayPal Working Capital and PayPal Business Loan products. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt, potentially materially, our ability to offer consumer and business loan products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may need to reach a similar agreement with another chartered financial institution or obtain our own bank charter or lending licenses. We may be unable to reach a similar agreement with another partner on favorable terms or at all. Obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could be burdensome, increase our costs, and require us to change our business practices. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, for total consideration of $6.9 billion. As a part of a separate agreement, PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables, and we do not hold an ownership interest in newly generated consumer credit receivables. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on Synchrony Bank, including in connection with this agreement, subjects us to risks in the nature of those discussed in this “Risk Factors” section under the caption “We rely on third parties in many aspects of our business, which creates additional risk.”

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

•
potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory and compliance requirements associated with new products and services or entry into new markets, including transactions with, or investments in, companies involved in new or developing businesses or industries;

•
potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory and compliance requirements;

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

•
the need to maintain, and comply with the requirements of, licenses for certain companies that we have acquired, and risks associated with any failure to maintain such licenses or comply with associated requirements;

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

We completed our acquisition of iZettle on September 20, 2018. Prior to the closing of the acquisition, the U.K. Competition and Markets Authority (“CMA”) initiated a review of the transaction. On December 5, 2018, the CMA referred the acquisition for a Phase 2 investigation and on December 24, 2018, directed PayPal to appoint a monitoring trustee. We held PayPal's and iZettle's U.K. businesses separate pursuant to an Initial Enforcement Order ("IEO") imposed by the CMA, pending completion of the CMA’s investigation. On June 12, 2019, the CMA announced that it unconditionally cleared PayPal's acquisition of iZettle. On September 24, 2019, the CMA announced its determination that PayPal failed to comply with certain aspects of CMA’s IEO, and imposed a £250,000 penalty. The decision does not require PayPal to delay or otherwise modify its ongoing integration efforts with iZettle.

In September 2019, PayPal announced that the People’s Bank of China has approved the acquisition of a 70% equity interest in Guofubao Information Technology Co. (GoPay), Ltd., a holder of a payment business license in China, by PayPal Information Technologies Co., a wholly-owned subsidiary of the Company. The transaction is expected to close in the fourth quarter of 2019 and is subject to customary closing conditions. For a discussion of risks associated with our planned domestic (in-country) expansion into China in connection with this acquisition, please see the risk factor captions “Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business” and “Our international operations subject us to increased risks, which could harm our business,” above.

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

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, the following:

•
our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. We may be required to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures and acquisitions;

•	our indebtedness and leverage may increase our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, or other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our revolving credit facility and the indenture pursuant to which certain of our outstanding debt securities were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. If we fail to pay amounts due under a debt instrument or breach any of its covenants, the lenders would typically have the right to demand immediate repayment of all borrowings thereunder (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of our indebtedness. Any of these events could materially adversely affect our liquidity and financial condition.

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

•
increased expectations from merchants that our systems and services will help them to comply with laws and regulations relating to tax, accounting, and bookkeeping, such as cash register systems, which we may not be able to meet;

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

•	constraints in key resources to develop and maintain point of sale software and ancillary hardware;

•	exposure to additional laws, rules, and regulations;

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

Disputes between eBay and us have arisen and others may arise in the future. An adverse outcome in any such matters could materially and adversely affect our business, results of operations, and financial condition. eBay and PayPal are currently involved in a dispute regarding the calculation and amount of referral services fees due to eBay under the operating agreement.  The parties are currently in arbitration proceedings with respect to this dispute pursuant to the dispute resolution provisions in the separation and distribution agreement.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties, and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

The stock repurchase activity under our stock repurchase programs during the three months ended September 30, 2019 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2019				$10,724
July 1, 2019 through July 31, 2019	0.3	$111.65	0.3	10,694
August 1, 2019 through August 31, 2019	2.9	$107.04	2.9	10,379
September 1, 2019 through September 30, 2019	0.1	$107.54	0.1	10,374
Balance as of September 30, 2019	3.3		3.3	$10,374
(1) Average price paid per share for open market purchases includes broker commissions.

No activity has occurred to date under the July 2018 stock repurchase program.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.01	Indenture, dated as of September 26, 2019, by and between Registrant and Wells Fargo Bank, National Association, as Trustee.	8-K	9/26/2019
4.02	Officer’s Certificate, dated September 26, 2019, including the Forms of Note for the Registrant’s 2.200% Notes due 2022, 2.400% Notes due 2024, 2.650% Notes due 2026 and 2.850% Notes due 2029.	8-K	9/26/2019
10.01
Credit Agreement, dated as of September 11, 2019, among Registrant, the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents.
		8-K	9/12/2019
10.02	364-Day Credit Agreement, dated as of September 11, 2019, among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	9/12/2019
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements.	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	X

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	October 24, 2019
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	October 24, 2019
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	October 24, 2019