Form 10-K
period 2019-12-31
PayPal Holdings, Inc.
filed 2020-02-06
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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
Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $134.5 billion based on the closing sale price as reported on the NASDAQ Global Select Market.
As of January 31, 2020, there were 1,172,955,485 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

ITEM 1. BUSINESS

Overview

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of consumers and merchants worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our consumers and merchants to manage and move their money anywhere in the world, anytime, on any platform, and using any device. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products and services, comprise our proprietary Payments Platform.

PayPal’s payment solutions enable our customers to send and receive payments. We operate a global, two-sided network at scale that connects merchants and consumers with 305 million active accounts (consisting of 281 million consumer active accounts and 24 million merchant active accounts) across more than 200 markets. PayPal helps merchants and consumers connect, transact, and complete payments, whether they are online, on a mobile device, in an app, or in person. PayPal is more than a connection to third-party payment networks. We provide proprietary payment solutions accepted by merchants that enable the completion of payments on our Payments Platform on behalf of our customers.

We offer our customers the flexibility to use their accounts to purchase and receive payment for goods and services, as well as the ability to transfer and withdraw funds. We enable consumers to exchange funds more safely with merchants using a variety of funding sources, which may include a bank account, a PayPal account balance, a Venmo account balance, a PayPal Credit account, a credit or debit card, or other stored value products such as coupons, gift cards, and eligible credit card rewards. Our PayPal, Venmo, and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds. We help merchants connect with their customers and manage risk. We enable consumers to engage in cross-border shopping and merchants to extend their global reach while reducing the complexity and friction involved in enabling overseas and cross-border trade.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services that are typically based on the volume of activity processed on our Payments Platform. Generally we do not charge consumers to fund or draw from their accounts; however, we generate revenue from consumers on fees charged for foreign currency exchange, and instant transfers from their PayPal or Venmo account to their debit card or bank account, as well as from interest and fees from our PayPal Credit product. We also earn revenue by providing other value added services, which comprise revenue earned through partnerships, our PayPal merchant and consumer credit products, subscription fees, gateway services, and other services that we provide to our merchants and consumers. Our gateway services, which include our Payflow Gateway service and Braintree Gateway service, provide the technology that links a merchant’s website to its processing network and merchant account and enables merchants to accept payments online with credit or debit cards.

Strategy

Our ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate and introduce new products and services that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•
Growing our core business: through expanding our global capabilities, customer base and scale, increasing our customers’ use of our products and services by better addressing their everyday needs related to accessing, managing, and moving money, and expanding the adoption of our solutions by merchants and consumers;

•
Expanding our value proposition for merchants and consumers: by being technology and platform agnostic, partnering with our merchants to grow and expand their business online and in-store; and providing consumers with simple, secure, and flexible ways to manage and move money across different markets, merchants, and platforms;

•
Forming strategic partnerships: by building new strategic partnerships to provide better experiences for our customers, offering greater choice and flexibility, acquiring new customers, and reinforcing our role in the ecosystem; and

•
Seeking new areas of growth: organically and through acquisitions and strategic investments in our existing and new international markets around the world and focusing on innovation both in the digital and physical world.

Key Performance Metrics

2019 Key Performance Metrics

Expanding Our Base:
Active Accounts of **305 Million**

↑ **14%** from 2018

Driving Customer Engagement:
12.4 Billion Payment Transactions

↑ **25%** from 2018

Gaining Share:
$712 Billion of Total Payment Volume

↑ **23%** from 2018

We measure the relevance of our products and services to our customers, and therefore the success of our business, through active accounts, payment transactions, and total payment volume:

Active Accounts: An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third-party whose customers are provided access to PayPal’s Payments Platform through such third-party’s login credentials. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our products and services. A country, territory, or protectorate is identified by a distinct set of laws and regulations.

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

Our Strengths

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•
Two-sided Platform—our platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into customer behavior through our data. Our platform provides for digital, mobile, and in-store transactions while being both technology and platform agnostic.

•
Scale—our global scale allows us to drive organic growth. As of December 31, 2019, we had 305 million active accounts, consisting of 281 million consumer active accounts and 24 million merchant active accounts in more than 200 markets around the world. In 2019, we processed $712 billion of TPV.

•
Brands—we have built well-recognized and trusted brands. Our marketing efforts across multiple demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•
Risk Management—our risk management system and use of tokenization are designed to help keep customer information secure, and to help ensure we process legitimate transactions around the world, while identifying and minimizing illegal, high-risk, or fraudulent transactions.

•	Regulatory—we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and help support business growth.

Technology

Our Payments Platform utilizes a combination of proprietary and third-party technologies and services intended to efficiently and securely facilitate transactions between millions of merchants and consumers worldwide across different channels, markets, and networks. Our Payments Platform connects with financial service providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our Payments Platform can send payments in more than 200 markets around the world and in more than 100 currencies, withdraw funds to their bank accounts in 56 currencies and hold balances in their PayPal accounts in 25 currencies.

A transaction on our Payments Platform can involve multiple participants in addition to us, including a merchant, a consumer, and the consumer’s funding source provider. We have developed intuitive user interfaces, customer tools, transaction completion database, and network applications on our Payments Platform that help our customers utilize our suite of products and services. Our Payments Platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust applications to our global ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ financial information.

The technology infrastructure supporting our Payments Platform simplifies the storage and processing of large amounts of data and facilitates the deployment and operation of large-scale global products and services in both our own data centers and cloud computing. Our technology infrastructure is designed around industry best practices intended to reduce downtime in the event of outages or catastrophic occurrences. Our Payments Platform incorporates multiple layers of protection for business continuity and system redundancy purposes and to help address cybersecurity risks. We have a comprehensive cybersecurity program designed to protect our technology infrastructure and Payments Platform against these challenges, including regularly testing our systems to identify and address potential vulnerabilities. We strive to continually improve our technology infrastructure and Payments Platform to enhance the customer experience and to increase efficiency, scalability, and security.

Merchant and Consumer Payment Solutions

Our Two-sided Platform Serves Merchants and Consumers

CONSUMERS

- Provide solutions to help people manage and move money both domestically and internationally
- Offer credit services that are accessible and cost effective
- Facilitate simple, secure payments across devices
- Deliver flexibility with payment options globally, across platforms and merchants

PayPal

MERCHANTS

- Power all aspects of digital checkout online, on mobile, and in store
- Offer access to seamless credit solutions to enable growth
- Help identify fraud and improve risk management
- Offer tools and insights to attract new customers and increase sales

Merchant Value Proposition

We partner with our merchants to help grow and expand their businesses by providing global reach and powering all aspects of digital checkout. We offer alternative payment methods, including access to credit solutions, provide fraud prevention and risk management solutions, reducing losses through proprietary protection programs, and offer tools and insights for leveraging data analytics to attract new customers and improve sales conversion. We employ a technology and platform agnostic approach intended to enable merchants of all sizes to provide digital checkout online, on mobile, and in-store (at the point of sale) across all platforms and devices and to securely and simply receive payments from their customers. Merchants can onboard quickly with PayPal and are generally not required to invest in new or specialized hardware. PayPal is also a popular form of payment solution for mobile commerce, and our business has grown with the increased adoption of mobile devices. We believe our Braintree products strengthen our position in digital and mobile payments and extend our coverage to a new class of retailers and service providers that offer their services primarily through mobile applications. Through a single Braintree integration, a merchant can begin accepting payments with credit or debit cards, PayPal, PayPal Credit, Google Pay, Apple Pay, Samsung Pay, and other payment solutions. iZettle offers a card acceptance service that enables small businesses to accept credit and debit card payments, as well as a software solution to record, manage, and analyze sales. iZettle provides in-store capabilities in twelve countries. During 2019, we launched PayPal for Marketplaces, our global, end-to-end solution designed to satisfy the unique payment needs of platforms, marketplaces, and crowdfunding sites, which provides payment solutions for accepting and disbursing funds between consumers and businesses. We also offer gateway services which provide the payment gateway technology that links a merchant’s website to its processing network and enable merchants to accept payments online with credit or debit cards. Our acquisition of a controlling equity interest in Guofubao Information Technology Co. (GoPay), Ltd (“GoPay”), a holder of payment business licenses in China, enables us to partner with Chinese financial institutions and technology platforms to provide a more comprehensive set of payment solutions to merchants and consumers, both in China and globally.

We offer access to credit products for certain small and medium-sized merchants through our PayPal Working Capital and PayPal Business Loan products, which we collectively refer to as our business financing offerings. Our PayPal Working Capital product allows businesses to borrow a certain percentage of their annual payment volume processed by PayPal for a fixed fee. Our PayPal Business Loan product provides businesses with short-term financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. We believe that our business financing offerings allow us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available effectively or efficiently from traditional banks or other lending providers.

We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services.

Consumer Value Proposition

We focus on providing affordable consumer products intended to democratize the management and movement of money. We provide consumers with a digital wallet which enables them to send payments to merchants more safely using a variety of funding sources, which may include a bank account, a PayPal account balance, a Venmo account balance, a PayPal Credit account, a credit or debit card, or other stored value products such as coupons, gift cards, and eligible credit card rewards.

We also offer consumers person-to-person (“P2P”) payment solutions through our PayPal, Venmo, and Xoom products. PayPal continues to be a key driver of our total P2P volumes, enabling both domestic and international P2P transfers across our Payments Platform. Our Venmo app in the U.S. is a leading mobile application used to move money between our customers and to make purchases at approved merchants. Xoom is an international money transfer service that enables our customers to send money and prepaid mobile phone reloads to, and pay bills for, people around the world in a secure, fast, and cost-effective way. P2P is a significant customer acquisition channel that facilitates organic growth by enabling potential PayPal users to establish active accounts with us at the time they make or receive a P2P payment.

We offer our PayPal Credit product to consumers in certain markets as a potential funding source at checkout. Once a consumer is approved for credit, PayPal Credit is made available as a funding source for that account holder. Our U.S. PayPal branded consumer credit program is offered exclusively through Synchrony Bank. We believe that our consumer credit products allow us to increase engagement with consumers and merchants on our two-sided network and differentiate us from other payment processors by helping merchants drive incremental sales.

We generate revenue from consumers on fees charged for foreign currency exchange, optional instant transfers from their PayPal or Venmo account to their debit card or bank account, and on interest and fees from our PayPal Credit product.

Protecting Merchants and Consumers

Protecting merchants and consumers on our Payments Platform from financial and fraud loss is imperative to successfully competing in the payments industry and sustainably growing our business. Fraudulent activities, such as account takeover, identity theft (including stolen financial information), and counterparty malicious activities, represent a significant risk to merchants and consumers, as well as their payment partners. We provide merchants and consumers with protection programs on most purchase transactions completed on our Payments Platform, excluding gateway-exclusive transactions or situations where our customer agreements specifically do not provide for protections. We believe that these programs, which protect both merchants and consumers from financial loss resulting from fraud and counterparty non-performance, are generally much broader than similar protections provided by other participants in the payments industry. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that the merchants would not incur if they used our payments services. We also provide consumer protection against losses on qualifying purchases and accept claims for review up to 180 days post-transaction. We believe that this protection is generally consistent with, or better than, that offered by other payments providers. These programs are designed to promote confidence on both the part of consumers, who will only be required to pay if they receive their purchased item or service in the condition significantly as described, and merchants, who will receive payment for the product or service they deliver to the customer.

Our ability to protect both merchants and consumers is based largely on our proprietary, end-to-end Payments Platform and our ability to leverage the data from both sides of transactions on our two-sided network specifically from buyers and sellers and from senders and receivers of payments. We believe mobile devices will continue to play a significant and increasing role in commerce, including by creating the opportunities to make our ecosystem safer. For example, PayPal uses data from mobile devices and growing protection for the mobile operating environment to reduce financial and fraud risk to merchants and consumers. Our ongoing investment in systems and processes designed to enhance the safety and security of our products reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

Competition

The global payments industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, have greater name recognition, longer operating histories, or a dominant or more secure position, or offer other products and services to consumers and merchants that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.

We compete primarily on the basis of the following:

•	ability to attract, retain, and engage both merchants and consumers on our Payments Platform;

•	ability to demonstrate to merchants that they may achieve incremental sales by using and offering our services to consumers;

•
consumer confidence in the safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or any other party they are paying;

•	simplicity and transparency of our fee structure;

•	ability to develop products and services across multiple commerce channels, including e-commerce, mobile, and payments at the point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service experience;

•	brand recognition and preference;

•	website, mobile platform, and application onboarding, ease-of-use, speed, availability, and dependability;

•	ability of our Payments Platform to support across technologies and payment methods;

•	system reliability and data security;

•	ability to assist merchants in complying with payments-related laws and regulations;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools, such as our application programming interfaces and software development kits.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “We face substantial and increasingly intense competition worldwide in the global payments industry” for further discussion of the potential impact of competition on our business.

Research and Development

Total research and development expense was $1.1 billion, $1.1 billion and $953 million in 2019, 2018 and 2017, respectively.

Intellectual Property

The protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We have registered our core brands as domain names and as trademarks in the U.S. and a large number of other jurisdictions. We also have in place an active program to continue to secure and enforce trademarks and domain names that corresponds to our brands in markets of interest. We have filed patent applications in the U.S. and in international jurisdictions covering certain aspects of our proprietary technology and new innovations. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We have routinely entered into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business to control access to, and use and disclosure of, our proprietary information.

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

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. holds licenses to operate as a money transmitter (or its equivalent), which, among other things, subjects PayPal, Inc. to reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state regulatory agencies. Outside the U.S., we provide similar services customized for various countries and foreign jurisdictions through our foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the Australian Prudential Regulation Authority, the Monetary Authority of Singapore, the Reserve Bank of India, the Central Bank of Russia, the Central Bank of Brazil, and the People's Bank of China have asserted jurisdiction over some or all of our activities in their respective jurisdictions. This list is not exhaustive, and there are numerous other regulatory agencies that have or may assert jurisdiction over our activities. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Banking Agency Supervision. We serve our customers in the European Union (“EU”) through PayPal (Europe) S.à.r.l. et Cie, SCA, a wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg by the CSSF. Consequently, we must comply with rules and regulations of the European banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by these financial institutions’ regulators.

Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (the “CFPB”) has significant authority to regulate consumer financial products in the U.S., including consumer credit, deposits, payments, and similar products. As a large market participant of remittance transfers, the CFPB has direct supervisory authority over our business. The CFPB and other similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Anti-Money Laundering and Counter-Terrorist Financing. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Our AML program is designed to prevent our payment network from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in other countries. Our AML and sanctions compliance programs, overseen by our AML/Bank Secrecy Act Officer, is composed of policies, procedures, and internal controls, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

Interchange Fees. Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the EU, the Multilateral Interchange Fee (“MIF”) Regulation caps interchange fees for credit and debit card payments and provides for business rules to be complied with by any company dealing with card transactions, including PayPal. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

Data Protection and Information Security. Aspects of our operations or business are subject to privacy and data protection regulation in the U.S., the EU, Asia Pacific, and elsewhere. For example, the EU adopted a comprehensive General Data Protection Regulation (the “GDPR”), which came into effect in May 2018. GDPR expanded the scope of the EU data protection law to foreign companies processing personal data of European Economic Area (“EEA”) individuals and imposed a stricter data protection compliance regime. In the U.S., we are subject to privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act and the California Consumer Privacy Act that require similar privacy protections afforded by the GDPR, as well as the maintenance of a written, comprehensive information security program. In Europe, the operations of our Luxembourg bank are subject to confidentiality and information safeguarding requirements under the Luxembourg Banking Act. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection that may contain additional privacy and data protection obligations. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are often uncertain and in a state of flux.

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

Additional Regulatory Developments. Various regulatory agencies continue to examine a wide variety of issues, including virtual currencies, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity, and marketing, that may impact PayPal’s business.

For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of consumer privacy, data use, and/or security in “Item 1A. Risk Factors” under the caption “Risk Factors That May Affect Our Business, Results of Operations, and Financial Condition” and “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2019, 2018 or 2017 accounted for more than 30% of annual net revenue.

Employees

As of December 31, 2019, we employed approximately 23,200 people globally, of whom approximately 11,200 were located in the U.S. We consider our relationship with our employees to be good.

Separation from eBay Inc.

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 for the purpose of owning and operating eBay’s Payments business in connection with the separation and distribution described below. eBay completed the transfer of substantially all of the assets, liabilities, and operations of eBay’s Payments business to PayPal in June 2015. Prior to the contribution of the Payments business, PayPal Holdings, Inc. had no operations. On July 17, 2015 (the “distribution date”), PayPal became an independent publicly traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the “separation” or the “distribution”). Each eBay stockholder of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held on the record date. Approximately 1.2 billion shares of PayPal common stock were distributed on July 17, 2015 to eBay stockholders. PayPal’s common stock began “regular way” trading under the ticker symbol “PYPL” on the NASDAQ Global Select Market on July 20, 2015.

Available Information

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at http://investor.paypal-corp.com. From time to time, we may use our investor relations site and other online and social media channels, including our PayPal Stories Blog (https://www.paypal.com/stories/us), Twitter handles (@PayPal and @PayPalNews), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/), YouTube channel (https://www.youtube.com/paypal), Dan Schulman’s LinkedIn profile (https://www.linkedin.com/in/dan-schulman/), John Rainey’s LinkedIn profile (www.linkedin.com/in/john-rainey-pypl), and Dan Schulman’s Facebook page (https://www.facebook.com/DanSchulmanPayPal/) to disclose material non-public information and comply with our disclosure obligations under Regulation Fair Disclosure (“FD”). Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The content of our websites and information we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The following discussion is divided into three sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may adversely affect our business, results of operations, and financial condition. The second section, captioned “Risks Related to Our Separation from eBay” discusses some of the risks relating to our separation from eBay in July 2015 into an independent publicly traded company. The third section, captioned “Risks Related to Our Common Stock,” discusses some of the risks relating to an investment in our Common Stock. You should carefully review all of these sections in addition to the other information appearing in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, for important information regarding risks and uncertainties that affect us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risk Factors That May Affect Our Business, Results of Operations, and Financial Condition

We face substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, have greater name recognition, longer operating histories, or a dominant or more secure position, or offer other products and services to consumers and merchants that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.

We compete primarily on the basis of the following:

•	ability to attract, retain, and engage both merchants and consumers on our Payments Platform;

•	ability to demonstrate to merchants that they may achieve incremental sales by using and offering our services to consumers;

•
consumer confidence in the safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or any other party they are paying;

•	simplicity and transparency of our fee structure;

•	ability to develop products and services across multiple commerce channels, including e-commerce, mobile, and payments at the point of sale;

•	trust in our dispute resolution and buyer and seller protection programs;

•	customer service experience;

•	brand recognition and preference;

•	website, mobile platform, and application onboarding, ease-of-use, speed, availability, and dependability;

•	ability of our Payments Platform to support across technologies and payment methods;

•	system reliability and data security;

•	ability to assist merchants in complying with payments-related laws and regulations;

•	ease and quality of integration into third-party mobile applications and operating systems; and

•	quality of developer tools, such as our application programming interfaces and software development kits.

We compete against a wide range of businesses with varying roles in all forms of payments, including:

•	paper-based transactions (principally cash and checks);

•	banks and financial institutions providing traditional payment methods, particularly credit and debit cards (collectively, “payment cards”) and electronic bank transfers;

•	payment networks which facilitate payments for credit card users;

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

•	providers of person-to-person (“P2P”) payments that facilitate individuals sending money with an email address or mobile phone number;

•	merchants and merchant associations that may provide proprietary payment networks to facilitate payments within their own retail network;

•	providers of money remittance services for transferring money abroad, including those that may provide proprietary payment networks;

•	providers of card readers for mobile devices and of other point-of-sale and multi-channel technologies; and

•	providers of virtual currencies and distributed ledger technologies.

We often partner with many of these businesses and we consider the ability to continue establishing these partnerships as important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships.

We also face competition and potential competition from:

•	services that provide online merchants the option of paying for purchases from their bank account or paying on credit;

•	issuers of stored value products targeted at online payments;

•	other online and mobile payment-services providers globally;

•	services targeting users of social networks and online gaming, including those offering social commerce and P2P payments;

•	payment services enabling banking customers to send and receive payments through their bank account, including through immediate or real-time payments systems;

•	e-commerce services that provide special offers linked to a specific payment provider;

•	services that help merchants and consumers use, accept, buy, sell, and manage virtual currencies; and

•	electronic funds transfer services as a method of payment for both online and offline transactions.

Some of our current and potential competitors have larger customer bases, broader geographic scope, volume, scale, resources, and market share than we do, which may provide them significant competitive advantages. Some competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements. They may devote greater resources to the development, promotion, and sale of products and services, and offer lower prices or more effectively offer their own innovative programs, products, and services.

If we are not able to differentiate our products and services from those of our competitors, drive value for our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter, which may result in significant fluctuations in our operating results that could adversely affect our business, financial condition, results of operations, and cash flows, as well as the trading price of our common stock.

Substantially all of our net revenues each quarter come primarily from transactions involving payments during that quarter. As a result, our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including the risks set forth in this “Risk Factors” section. It is difficult for us to forecast accurately the level or source of our revenues or earnings. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock may decline significantly as a result of the factors described in this paragraph.

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

•
changes and uncertainties about U.S and international trade relationships, agreements, policies, treaties and restrictive actions, as well as the possibility of significant increases in tariffs on imported goods, and other restrictive actions,

•	the inability of the U.S. Congress to enact a budget in a fiscal year, a sequestration, and/or another shutdown of the U.S. government,

•	government austerity programs, and

•	other negative financial news or macroeconomic developments.

These and other global and regional economic events and conditions, including Brexit, could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our Payments Platform. In addition, any financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, significant failures of financial service institutions, new or incremental tightening in the credit markets, low liquidity, and extreme volatility or distress in the fixed income, credit, currency, and equity markets, which could have a material adverse impact on our business. See also the risk factor captioned, “The United Kingdom's departure from the EU could adversely affect us.”

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including developments in:

•
technologies supporting our regulatory and compliance obligations (e.g., in relation to our know your customer (“KYC”) and customer identification program (“CIP”) obligations under anti-money laundering regulations);

•	artificial intelligence and machine learning (e.g., in relation to fraud and risk decisioning);

•
payment technologies (e.g., real time payments, payment card tokenization, virtual currencies, including distributed ledger and blockchain technologies, and proximity payment technology, such as NFC and other contactless payments);

•	technologies (e.g., internet browser technology, that enable users to easily store their payment card information for use on any retail or e-commerce website; and

•	commerce technologies, including in-store, online, mobile, virtual, and social commerce (i.e., ecommerce through social networks).

As a result, we expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products.  In addition, we may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, platform providers, payments networks, changes to laws and regulations, the extent of changing expectations of consumers or merchants, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

Our business involves the collection, storage, processing, and transmission of confidential information and customers’ personal data, including financial information and information about how they interact with our Payments Platform. We have built our reputation on the premise that our Payments Platform offers customers a more secure way to make payments. An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees and our customers) into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability, and integrity of the data in our systems. We believe that PayPal is a particularly attractive target for such breaches and attacks due to our name and brand recognition and the widespread adoption and use of our products and services. Although we have developed systems and processes designed to protect data we manage, prevent data loss and other security breaches and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks.

Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of our security could, among other things:

•	interrupt our operations,

•	result in our systems or services being unavailable,

•	result in improper disclosure of data and violations of applicable privacy and other laws,

•	materially harm our reputation and brands,

•	result in significant regulatory scrutiny, investigations, fines, penalties and other legal and financial exposure,

•	cause us to incur significant remediation costs,

•	lead to loss of customer confidence in, or decreased use of, our products and services,

•	divert the attention of management from the operation of our business,

•	result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to them or claims by them, and

•	adversely affect our business and results of operations.

In addition, any cyberattacks or data security breaches affecting the information technology or infrastructure of companies we acquire or of our customers, partners, or vendors (including data center and cloud computing providers) could have similar negative effects. See Note 4—“Business Combinations,” Note 5—“Goodwill and Intangible Assets” and Note 13—“Commitments and Contingencies” to our consolidated financial statements for disclosure relating to the suspension of operations of TIO Networks (“TIO”) (which we acquired in July 2017) as part of an investigation of security vulnerabilities of the TIO platform. Actual or perceived vulnerabilities or data breaches have led and may lead to claims against us.

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. We also expect to expend significant additional resources to protect against security or privacy breaches and may be required to redress problems caused by breaches. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products, which could harm our business. While we maintain insurance policies, they may not be adequate to reimburse us for losses caused by security breaches.

Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.

Our systems and those of our service providers and partners have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems due to break-ins, sabotage, and intentional acts of vandalism. Some of our systems, including systems of companies we have acquired, are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

We have experienced and expect to continue to experience system failures, denial-of-service attacks, and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.”

Our Payments Platform has experienced and may in the future experience intermittent unavailability. The full-time availability and expeditious delivery of our products and services is critical to our goal of gaining widespread acceptance among consumers and merchants for digital payments. We have undertaken and continue to undertake certain system upgrades and re-platforming efforts designed to improve our reliability and speed. These efforts are costly and time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Because we are a regulated financial institution in certain jurisdictions, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We also rely on facilities, components, applications, and services supplied by third parties, including data center facilities and cloud storage services, which subjects us to risks in the nature of those discussed in this “Risk Factors” section under the captions “We rely on third parties in many aspects of our business, which creates additional risk.” From time to time, such third parties have ceased to provide us with such facilities and services.  Additionally, if these third parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain business interruption insurance, our coverage may be insufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.

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

We rely on banks or other payment processors to process transactions and pay fees for their services. From time to time, payment card networks have increased, and may continue to increase in the future, the interchange fees and assessments that they charge for transactions that access their networks. Payment card networks have imposed, and may impose in the future, special fees or assessments for transactions that are executed through a digital wallet such as PayPal’s, which could negatively impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing, which could increase our operating costs and reduce our operating income. We have entered into strategic partnerships with Visa, Mastercard and other credit card networks to further expand our relationships in a way that will make it easier for merchants to accept and consumers to choose to pay with their respective credit cards and debit cards. During the terms of these agreements, Visa and Mastercard have each agreed to not enact or impose any fees or rules that solely target PayPal. Upon termination of the agreements, PayPal could become subject to special digital wallet fees or other special assessments.

In addition, in some jurisdictions, government regulations have required payment card networks to reduce or cap interchange fees. Any material change in credit card or debit card interchange rates in the U.S. or other markets, including as a result of changes in interchange fee limitations, could adversely affect our competitive position against traditional payment card service providers and our business, as well as the revenue we earn from our card programs.

We are required to comply with payment card network operating rules, including special operating rules for payment service providers to merchants. We have agreed to reimburse our processors for any fines they are assessed by payment card networks resulting from any rule violations by us or our merchants. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules and have alleged from time to time that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their payment card to be charged. If we are unable to accept payment cards or are limited in our ability to do so, our business would be adversely affected.

We and our payment card processors have implemented specific business processes for merchants to comply with payment card network operating rules for providing services to merchants. Any failure to comply with these rules could result in fines. We are also subject to fines from payment card networks if we fail to detect that merchants are engaging in activities that are illegal or considered “high risk” under their network operating rules, including the sale of certain types of digital content. For “high risk” merchants, we must either prevent such merchants from using PayPal services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Although the amount of these fines has not been material to date, we could be subject to significant additional fines in the future, which could result in a termination of our ability to accept payment cards or require changes in our process for registering new customers, which would adversely affect our business. Payment card network rules may also increase the cost of, impose restrictions on, or otherwise negatively impact the development of, our retail point-of-sale solutions, which may negatively impact their deployment and adoption.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and could negatively impact our business and severely diminish merchant and consumer confidence in and use of our services.

Our operations process a significant volume and dollar value of transactions on a daily basis. In the event that merchants do not fulfill their obligations to consumers or a merchant's goods or services do not match the merchant’s description, we may incur substantial losses as a result of claims from consumers. We seek to recover such losses from the merchant but we may not fully recover them if the merchant is unwilling or unable to pay. In addition, in the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods, and subscriptions), we could be liable to the buyers of such goods or services, either through our buyer protection program or through chargebacks on payment cards used by customers to fund their payments. While we have established allowances for transaction losses based on assumptions and estimates that we believe are reasonable to cover such losses incurred as of the reporting date, these reserves may be insufficient.

We also incur substantial losses from claims that the consumer did not authorize the purchase, fraud, erroneous transactions, and customers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, they could potentially result in our losing the right to accept payment cards for payment, which would negatively impact our business. We have taken measures to detect and reduce the risk of fraud, but these measures require continuous improvement and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be negatively impacted.

We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our financial results.

We have significant operations internationally that are denominated in foreign currencies, including the British Pound, Euro, Australian Dollar, and Canadian Dollar, which subject us to foreign currency exchange risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated and expenses incurred in these foreign currencies into the U.S. dollar. In connection with providing our services in multiple currencies, we may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set them. We also hold a portion of our corporate and customer funds in non-U.S. currencies, and our financial results are affected by the remeasurement of these non-U.S. currencies into U.S. dollars. We also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. While we regularly enter into transactions to hedge foreign currency exchange risk for portions of our foreign currency translation and balance sheet exposure, it is impossible to predict or entirely eliminate the effects of this exposure.

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

Cross-border trade is subject to, and may be negatively impacted by, foreign currency exchange rate fluctuations. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade and foreign exchange. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade and foreign exchange could impose additional requirements and restrictions, increase costs, and impose conflicting obligations. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could reduce our cross-border transactions and volume, negatively impact our revenues and profits and harm our business. See also the risk factor captioned, “Global and regional economic conditions could harm our business.”

Changes in how consumers fund their PayPal transactions could harm our business.

We pay transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, and nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, or from an existing PayPal account balance or through our PayPal branded consumer credit products. Our financial success is sensitive to changes in the rate at which our consumers fund payments using payment cards, which can significantly increase our costs. Although we provide consumers in certain markets with the opportunity to use their existing PayPal account balance to fund payment transactions, some of our consumers may prefer to use payment cards, especially if these payment cards offer features and benefits that are not provided as part of their PayPal accounts. An increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions with lower-cost funding options, could materially and adversely affect our financial performance and significantly harm our business.

We have entered into strategic partnerships with major payment card networks and/or issuing banks to promote greater consumer choice and make it easier for merchants to accept and consumers to pay with these partners’ credit cards and/or debit cards and to allow us to gain access to these partners’ tokenization services for in-store point of sale PayPal transactions. These arrangements may have an uncertain impact on our business. While we anticipate that these and similar strategic partnerships we may enter into in the future will result in an increase in the number of transactions and transaction volume that we process, we also anticipate that a greater percentage of customer transactions will be executed using a payment card, which would likely increase the transaction costs associated with our funding mix, which could adversely affect our business, results of operations, and profitability.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (commonly referred to as “Brexit”). The U.K. formally exited the EU on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules. There is a significant lack of clarity over the terms of the U.K.'s future relationship with the EU after this date.

Brexit could therefore adversely affect U.K., regional (including European), and worldwide economic and market conditions and could contribute to instability in global financial and foreign currency exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect us or our customers and companies with which we do business, particularly in the U.K. Brexit could lead to greater restrictions on the supply and availability of goods and services between the U.K. and the EEA region, with the potential inability of U.K. companies to fulfill orders which could lead to a risk of increased merchant defaults and buyer protection claims. Brexit could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment, and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our customers.

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulatory permissions, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis and for our U.K. based operations to offer services on a cross-border basis in the European markets. For example, our ability to work primarily with the Luxembourg regulator as the lead authority for various aspects of the U.K. operations of PayPal (Europe) S.à.r.l. et Cie., SCA (“PayPal (Europe)”) and with the Swedish regulator for various aspects of the U.K. operations of iZettle AB (“iZettle”) may be impacted;

•
we could be required to obtain additional regulatory permissions to operate in the U.K. market, adding costs and potential inconsistency to our business. Depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, our business in the U.K. could be materially affected or disrupted;

•
we could be required to comply with legal and regulatory requirements in the U.K. that are in addition to, or inconsistent with, those of the EU, leading to increased complexity and costs for our European and U.K. operations; and

•	our ability to attract and retain the necessary human resources in appropriate locations to support our U.K. and European business could be adversely impacted.

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

Our business is subject to laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing:

•banking,
•credit,
•deposit taking,
•cross-border and domestic money transmission,
•prepaid access,
•foreign currency exchange,
•privacy,
•data governance,
•data protection,
•cybersecurity,
•banking secrecy,
•fraud detection,
•payment services (including payment processing and settlement services),
•consumer protection,
•antitrust and competition,
•economic and trade sanctions,
•anti-money laundering, and
•counter-terrorist financing.

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business.

As we expand and localize our international activities, we have become increasingly obligated to comply with the laws of the markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the internet, mobile, and related technologies outside of the U.S. often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; restrict our operations; and force us to change our business practices, make product or operational changes, or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia, the U.S. Virgin Islands, and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Braintree, Venmo, and Xoom products and services. We may also maintain such licenses for certain companies that we have acquired, such as Hyperwallet. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

While we currently allow our customers with payment cards to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can hold balances or withdraw funds. These limitations may adversely affect our ability to grow our business in these markets.

We principally provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance, privacy, data protection, data governance, information security, banking secrecy, taxation, risk management, sanctions, or other requirements imposed on Luxembourg credit institutions. In addition, EU laws and regulations are subject to potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements becoming applicable from 2019 or later. PSD2 enables new payment and information sharing models whereby regulated payment providers are able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 also imposes new standards for payment security and strong customer authentication (“SCA”) that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s European customer value proposition. SCA was implemented in 2019. In line with an opinion issued by the European Banking Authority (“EBA”), national competent authorities (including Luxembourg) have announced enforcement deferral periods for migration to SCA requirements for e-commerce card-based transactions. PayPal (Europe) has implemented SCA customer processes covering the majority of payment transactions initiated within the EU and has plans to finalize full compliance with SCA; amending or accelerating these plans may adversely impact PayPal’s European customer value proposition.

If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity such that some activity of PayPal (Europe) could become directly regulated by the ECB rather than the CSSF, the Luxembourg regulator , as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.

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

PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). Please see Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—for additional disclosure regarding this matter.

From time to time, we may acquire entities subject to local regulatory supervision or oversight. For example, in December 2019, we completed our acquisition of a 70% equity stake in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”), a provider of online payment services in China. GoPay holds a number of payment business licenses in China and is subject to regulatory supervision by the People’s Bank of China and other regulatory bodies. We have been, and expect to continue to be, required to apply for various licenses, certifications, and regulatory approvals in a number of the jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines, other enforcement action, and litigation if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in a given market.

In many countries, it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution, or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign currency exchange transactions in local currency. Local regulators may use their authority to slow or halt payments to local merchants conducted through local banks or otherwise prohibit or impede us from doing business in a jurisdiction. Such regulatory actions or the need to obtain licenses, certifications, or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, or prevent us from providing any products or services in a given market.

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

The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for P2P transfers. That definition includes certain digital wallets. The rule’s requirements include, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. We have implemented certain changes to comply with the final rule and made substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to unintended customer confusion and dissatisfaction, discourage customers from opening new accounts, require us to reallocate resources, and increase our costs, which could negatively affect our business. In December 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia against the CFPB challenging the validity of the prepaid account rule as applied to PayPal, Inc. As with any litigation, there is no guarantee that our claims will succeed.

In May 2015, we entered into a Stipulated Final Judgment and Consent Order (“Consent Order”) with the CFPB in which we settled regulatory claims arising from PayPal Credit practices between 2011 and 2015. The Consent Order included obligations of PayPal to pay $15 million in redress to consumers and a $10 million civil monetary penalty, and required PayPal to make various changes to PayPal Credit disclosures and related business practices. We continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order, which may result in us incurring additional costs.

PayPal principally offers its services in EEA countries through a “passport” notification process through the Luxembourg regulator (in the case of PayPal (Europe)) or the Swedish regulator (in the case of iZettle AB) to regulators in other EEA member states in accordance with EU regulations. Regulators in these countries could notify us of local consumer protection laws that apply to our business, in addition to Luxembourg or Swedish consumer protection laws, and could also seek to persuade the local regulator to order PayPal to conduct its activities in the local country directly or through a branch office. Similarly, as a result of Brexit, the U.K. regulators may impose new or different legal requirements on our U.K. business, or require our activities to be conducted locally in the U.K. through a branch office or directly. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in EEA countries.

Economic and Trade Sanctions

We are required to comply with economic and trade sanctions administered by the U.S, the EU, relevant EU member states, and other jurisdictions in which we operate. We have self-reported to OFAC certain transactions that were inadvertently processed but subsequently identified as possible violations of U.S. economic and trade sanctions. In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and will continue to be required to make changes to our compliance program in various jurisdictions in response. Such changes could have the effect of making compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Non-compliance with anti-money laundering laws may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations or damage our reputation and brands. In the EU, for example, penalties for non-compliance with anti-money laundering laws could include fines of up to 10% of PayPal (Europe)’s total annual turnover.

Privacy and Protection of User Data

We are subject to a number of laws, rules, directives, and regulations (which we refer to as “privacy and data protection laws”) relating to the collection, use, retention, security, processing, and transfer (which we collectively refer to as “processing”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. There is uncertainty associated with the legal and regulatory environment relating to privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies such as cloud computing, artificial intelligence, and blockchain technology. Any failure or perceived failure to comply with existing or new laws of any government authority (including changes to or expansion of the interpretation of those laws), including those discussed in this risk factor, may subject us to significant fines, penalties, civil lawsuits, and enforcement actions in one or more jurisdictions, result in additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and force us to change our business practices, make product or operational changes, or delay planned product launches or improvements.

Any failure, or perceived failure, by us to comply with our privacy policies as communicated to users in one or more jurisdictions could result in proceedings or actions against us by data protection authorities, government entities or others, including class action privacy litigation in certain jurisdictions. Such proceedings or actions could subject us to significant fines, penalties, judgments, and negative publicity which may materially harm our business. The foregoing may require us to change our business practices and would likely increase the costs and complexity of compliance. In addition, compliance with inconsistent privacy and data protection laws may restrict our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In October 2015, the European Court of Justice invalidated U.S.-EU Safe Harbor framework clauses that were previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties which had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for the Safe Harbor framework known as “Privacy Shield.” Both the Privacy Shield framework and SCCs continue to face legal challenges in the European justice system. To the extent that the Privacy Shield or SCCs are invalidated, PayPal’s ability to process EEA personal data with third parties outside of the EEA and intra-group with its U.S. affiliates could be jeopardized.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As part of our currency hedging activities, we enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business, which raises additional risks.

As PayPal is neither a chartered financial institution, nor licensed to make loans in any state in the U.S., we rely on third-party chartered financial institutions to provide PayPal branded credit products to our customers in the U.S., including consumer credit products such as PayPal Credit, PayPal branded credit cards, and merchant credit products such as PayPal Working Capital and PayPal Business Loan products. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt or limit our ability to offer consumer credit and merchant credit products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may be unable to reach a similar agreement with another charter financial institution on favorable terms or at all. Obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices, which could materially and adversely affect our business. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank. As a part of a separate agreement, PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables, and we do not hold an ownership interest in newly generated consumer credit receivables. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on, and credit exposure to, Synchrony Bank, including in connection with this agreement, subjects us to risks in the nature of those discussed in this “Risk Factors” section under the captions “We rely on third parties in many aspects of our business, which creates additional risk” and “If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.”

Our ability to receive the benefit of our business finance offerings may be subject to challenge.

Merchant loans and advances under our PayPal Working Capital and PayPal Business Loan products are provided by a state chartered industrial bank under a program agreement with us. We acquire the receivables generated by those loans after origination.

A case decided in the U.S. Court of Appeals for the Second Circuit, Madden v. Midland Funding, LLC (786 F.3d 246 (2d Cir. 2015)), resulted in uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, and may create an increased risk of litigation by plaintiffs challenging our ability to collect interest and fees in accordance with the terms of certain loans. The decision, which specifically addressed preemption under the National Bank Act, could support future challenges to federal preemption for other institutions, including FDIC-insured, state chartered industrial banks like the issuing bank of loans and advances under PayPal Working Capital and PayPal Business Loan products. There continue to be a number of U.S. state and federal court legal actions challenging the viability of business models where a non-bank entity enters into a relationship with a third-party chartered financial institution for the issuance of credit products. While we believe the manner in which PayPal branded credit products are offered can be distinguished from Madden, there can be no assurance as to the outcome of any potential litigation, and an adverse determination could materially impact our PayPal Working Capital and PayPal Business Loan products and our business.

Some of our credit products expose us to additional risks.

We offer our PayPal Credit consumer product and our PayPal Working Capital and PayPal Business Loan products to a wide range of consumers and merchants in various markets, and the financial success of these products depends on the effective management of related risk. The credit decision-making process for the PayPal Credit consumer product uses proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchasing and payment history with PayPal as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who desire to use our business finance offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to factors such as inaccurate assumptions, including assumptions related to the particular consumer or merchant, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, and other factors. Our international expansion of our credit product offerings expose us to additional risks, including those discussed in the risk factor captioned “Our international operations subject us to increased risks, which could harm our business.”

Like other businesses with significant exposure to losses from merchant credit, we face the risk that account holders will default on their payment obligations, creating the risk of potential charge-offs. We face similar risks with respect to U.S. consumer credit losses through the profit-sharing arrangement with Synchrony Bank. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a consumer, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We currently purchase receivables related to the PayPal branded merchant credit products in the U.S. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, our business could be harmed.

Catastrophic events or geopolitical conditions may disrupt our business

War, terrorism, political events, geopolitical instability, trade barriers and restrictions, public health issues, natural disasters, or other catastrophic events have caused and could cause damage or disruption to the economy and commerce on a global, regional, or country-specific basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. Such events could decrease demand for our products and services or make it difficult or impossible for us to deliver products and services to our customers. Geopolitical trends, including nationalism, protectionism, and restrictive visa requirements could limit the expansion of our business in those regions. Our corporate headquarters are located in the Silicon Valley, which is a seismically active region in California. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents, and events beyond our control such as other industrial accidents, terrorist attacks and other hostile acts, labor disputes and public health issues. A catastrophic event that results in a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures in order to resume or maintain operations, which could have a material adverse impact on our business, financial condition, and results of operations.

Changes to our buyer and seller protection programs could increase our loss rate.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions, and protect consumers if they do not receive the item ordered or if the item received is significantly different from its description. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card issuer (usually a bank), which in turn will seek recovery from us. The risk of losses from our buyer and seller protection programs are specific to individual buyers, sellers, and transactions, and may also be impacted by regional variations to these programs, modifications to these programs resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered by one or more of these programs. Increases in our loss rate, including as a result of changes to our buyer and seller protection programs, could negatively impact our business.

Our international operations subject us to increased risks, which could harm our business.

Our international operations have generated approximately one-half of our net revenues in recent years. There are risks inherent in doing business internationally on both a domestic (i.e., in-country) and cross-border basis, including, but not limited to:

•
foreign currency exchange and cross-border trade risks discussed earlier in this “Risk Factors” section under the captions “We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our financial results” and “Any factors that reduce cross-border trade or make such trade more difficult could harm our business”;

•	risks related to government regulation or required compliance with local laws;

•	local licensing and reporting obligations;

•	local regulatory and legal obligations related to privacy, data protection, data localization, and user protections;

•
costs and challenges associated with localizing our products and services, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods), in markets in which we may have limited or no experience;

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical instability, natural disasters, public health issues, acts of war, and terrorism;

•	import or export regulations;

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

We are exposed to interest rate risk from our investment portfolio and from interest-rate sensitive assets, including assets underlying the customer balances we hold on our balance sheet as customer accounts. A low or negative interest rate environment or reductions in interest rates may negatively impact our net income. In addition, fluctuations in interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income.

We have entered into a five-year revolving credit facility and a 364-day revolving credit facility as well as other committed and uncommitted credit facilities around the world. We have borrowed under our credit facilities from time to time, and any borrowings under these credit facilities that bear interest at a floating rate would expose us to interest rate fluctuations.

Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal activity. The use of our payment system for illegal or improper uses has subjected us, and may subject us in the future, to claims, individual and class action lawsuits, and government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Our failure to manage our customer funds and the assets underlying our customer funds properly could harm our business.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds being remitted to sellers of goods and services or recipients of P2P transactions. In certain jurisdictions where we operate, we are required to hold eligible liquid assets (as defined by the relevant regulator in such jurisdiction) equal to at least 100% of the aggregate amount of all customer balances. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. PayPal (Europe), with the permission of the CSSF, utilizes certain European customer balances held by our Luxembourg banking subsidiary to fund credit balances relating to certain customers. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately and in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could materially harm our business.

We are subject to regulatory activity and legal proceedings under antitrust and competition laws.

We are subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed business combinations, acquisitions, and investments. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, other countries, or the EU, or otherwise constitute unfair competition. Some regulators and legislators, particularly those outside of the U.S., may perceive that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be very expensive to defend or respond to, involve negative publicity, and substantial diversion of management time and effort, and could result in reputational harm, significant judgments, fines or remedial actions against us, or require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

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

Such claims may be brought directly against us or against our users, whom we may indemnify due to contractual obligations or as a business matter. We believe that many of the claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. We vigorously defend against patent infringement claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, could be time-consuming, divert management’s resources, be costly to manage, defend, and resolve and lead to attempts by other parties to pursue similar claims. Additionally, patent claims could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business.

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

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, the matters described in Note 13—“Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. In particular, our business faces ongoing consumer protection and intellectual property litigation, as discussed above. The number and significance of these disputes and inquiries may increase as our business expands in scale, scope and geographic reach, and our products and services increase in scale and complexity. In addition, the laws, rules and regulations affecting our business, including those pertaining to internet and mobile commerce, data protection, payments services, and credit, are subject to ongoing interpretation by the courts and government authorities, and the resulting uncertainty in their scope and application increases the risk that we will be subject to private claims and government actions alleging violations.

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

In December 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made changes to the corporate tax rate, business-related deductions, and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017. Throughout 2018 and 2019, the U.S. Treasury and certain states issued proposed and final legislation and clarifying guidance with respect to the various provisions of the Tax Act. Additional legislation and guidance is expected to be issued in 2020 and could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

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

In addition, our future income taxes could be adversely affected by earnings being lower than anticipated, or by the incurrence of losses, in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign currency exchange risk management program; or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Various levels of government, such as U.S. federal and state legislatures, and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the EU, are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. Various countries, most notably in the EU, have proposed or enacted digital services taxes. Any such tax reform or other legislative or regulatory actions could increase our effective tax rate.

We and our merchants may be subject to sales reporting and record-keeping obligations.

A number of U.S. states, the U.S. federal government, and foreign countries have implemented or are in the process of implementing reporting or record-keeping obligations on companies that engage in or facilitate e-commerce to improve tax compliance. Additionally, a number of jurisdictions are reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We have modified our systems to meet applicable requirements and expect that further modifications will be required to comply with future requirements, which may negatively impact our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

•	differences between our culture and values and those of our acquired companies;

•	diversion of management time and focus;

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

•
potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements associated with new products and services or entry into new markets, including transactions with, or investments in, companies involved in new or developing businesses or industries;

•
potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory, and compliance requirements;

•	risks associated with our expansion into new international markets, and challenges caused by integrating operations across geographies, and different languages, cultures and political environments;

•	unidentified issues not discovered in our due diligence process, including, but not limited to, product or service quality issues, intellectual property issues, and legal contingencies;

•	risks associated with the complexity of entering into and effectively managing joint ventures, strategic investments, and other strategic partnerships;

•	risks associated with undetected cyberattacks or security breaches at companies that we acquire or with which we may combine or partner;

•	lawsuits or regulatory actions resulting from the transaction;

•
liability for activities or conduct of an acquired company before the acquisition, including legal and regulatory claims or disputes, violations of laws and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities;

•
the need to maintain, and comply with the requirements of licenses for certain companies that we have acquired, and risks associated with any failure to maintain such licenses or comply with associated requirements;

•
the acquisition of new customer and employee personal data, which in and of itself may require regulatory approval and/or additional controls, policies, and procedures, and subject us to additional exposure and additional complexity and costs of compliance;

•	potential financial and credit risks associated with acquired customers, vendors, and partners; and

•
our dependence on the accounting, financial reporting, operating metrics and similar systems, controls and processes of acquired businesses, and the risk that errors or irregularities in those systems, controls, and processes will lead to errors in our financial statements or make it more difficult to manage the acquired business.

At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. It may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. Any acquisitions, dispositions, or investments may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), recognize liabilities, and record gains or losses (realized or unrealized) and amortization expenses related to intangible assets or write-offs of goodwill or intangibles, which could dilute the economic and voting rights of our stockholders and adversely affect our results of operations and the interests of holders of our indebtedness, as applicable.

Joint ventures and strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control joint ventures or companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and otherwise damage our reputation and brand.

There are risks associated with our indebtedness.

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, the following:

•
our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. We may be required to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures, acquisitions, and strategic investments;

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

Our revolving credit facilities and the indenture for our senior unsecured notes pursuant to which certain of our outstanding debt securities were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. If we fail to pay amounts due under a debt instrument or breach any of its covenants, the lenders would typically have the right to demand immediate repayment of all borrowings thereunder (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of our indebtedness. Any of these events could materially adversely affect our liquidity and financial condition.

In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase our borrowing costs. If our credit ratings are downgraded or other negative action is taken, the interest rates payable by us under our indebtedness may increase. In addition, any downgrades to our credit ratings may affect our ability to obtain additional financing in the future and the terms of any such financing. Any of these factors could adversely affect our financial condition and results of operations.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including the following:

•	networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	unaffiliated third-party lenders to originate the U.S. PayPal Credit, PayPal-branded credit card, PayPal Working Capital, and PayPal Business Loan products;

•	third parties that provide loan servicing and customer statements processing;

•	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	third parties that provide facilities, infrastructure, components, and services, including data center facilities and cloud computing.

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

Our point of sale solutions expose us to additional risks.

We have several point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera, and which enable consumers to use their mobile devices to pay at the point of sale. We have entered into strategic partnerships with major payment card networks to further expand our relationship in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing credit and debit cards via PayPal at the point of sale. Those agreements provide us with access to each of these partner's tokenization services in the U.S. for in-store point-of-sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. We believe that the addition of the iZettle point of sale solutions to our product portfolio will enable us to further expand our in-store presence. As we continue to expand our product and service offerings at the point of sale, we will face additional risks, including:

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

•
significant competition at the point of sale, particularly from established payment card providers, many of which have substantially greater resources than we do, and from other competing sale channels (such as e-commerce);

•
increased targeting by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to potential fraudulent activity at the point of sale;

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

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as card reader, cash drawer, and pin-pad providers), payment processors, and banks that enable in-store transactions; and

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

Our future success and performance are significantly dependent upon the continued services of key personnel, including our executive team and other highly skilled employees, and our ability to attract, retain, and motivate such personnel. Competition for key personnel is intense, especially in the San Francisco Bay Area, where our corporate headquarters are located and where the cost of living is high, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the technology and payments industries, job candidates often consider the value of the equity awards they would receive in connection with their employment, and our stock price volatility, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other technology or payments companies, may make it more difficult to attract, retain, and motivate employees. We may be limited in our ability to recruit or hire internationally, including due to restrictive laws or policies on immigration, travel, or availability of visas for skilled workers. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our key personnel, or our inability to attract or retain highly qualified key personnel effectively, could harm our business and growth prospects.

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

On July 17, 2015, we became an independent publicly traded company through the pro rata distribution by eBay Inc. of 100% of our outstanding common stock to eBay’s stockholders (which we sometimes refer to as the “separation” or the “distribution”). eBay received an opinion from its outside legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements, and undertakings of eBay and of us, including those relating to the past and future conduct of eBay and of us. If any of these representations, statements, or undertakings were, or became, inaccurate or incomplete, or if eBay or we breach any of our respective covenants in the separation documents, the opinion of counsel may be invalid, and the conclusions reached therein could be jeopardized.

Notwithstanding the opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if the IRS determines that any of these representations, assumptions, or undertakings upon which such opinion was based are incorrect or have been violated or if the IRS disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. The IRS did not provide any opinion in advance of the separation that our proposed transaction is tax-free.

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

Our relationship with eBay is governed, in part, by an operating agreement entered into at separation with a term of five years expiring July 2020 and a one-year tail period. This operating agreement defines a number of important elements of our commercial relationship with eBay, as well as certain obligations and restrictions that limit PayPal’s provision of services to certain competitive platform operators of eBay (as specified in the operating agreement). While eBay remains a significant source of our revenues and operating income, we expect the portion of our revenue and operating income attributable to eBay to continue to decline due to various factors (many of which are beyond our control), including the expiration (or earlier termination) of the operating agreement with eBay, and the speed and extent to which eBay intermediates payments on its platform (including by acting as a merchant of record and migrating eBay merchants to eBay's managed payments platform), limits the availability of PayPal as a payment option or offers (or promotes) alternative payment options, directs transactions on its platforms to different providers of payment services, or eliminates or modifies its risk management or customer protection programs on its platforms, which could result in customer dissatisfaction, reduction in eBay volume, and other consequences adverse to our business. If we are unable to generate sufficient business from our non-eBay customers to offset the expected reduction in the portion of our business attributable to eBay, it could materially impact the growth in our business and our ability to meet our long-term financial targets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the U.S. and other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, and customer services and operations centers. As of December 31, 2019, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.2	0.2	1.4
Leased facilities	1.2	1.8	3.0
Total facilities	2.4	2.0	4.4
We own a total of approximately 113 acres of land, with approximately 92 acres in the U.S. Our corporate headquarters are located in San Jose, California and occupy approximately 0.7 million of owned square feet.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

PayPal common stock is quoted on the NASDAQ Global Select Market under the ticker symbol “PYPL.”

As of January 31, 2020, there were 3,553 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Activity

In April 2017, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

The stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2019 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
October 1, 2019 through October 31, 2019	—	$—	—	$10,374
November 1, 2019 through November 30, 2019	—	$—	—	10,374
December 1, 2019 through December 31, 2019	2.9	$105.21	2.9	10,068
	2.9		2.9	$10,068
(1) Average price paid per share for open market purchases includes broker commissions.

No activity has occurred to date under the July 2018 stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data reflect the consolidated operations of PayPal. PayPal derived the selected consolidated income statement data for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 as set forth below, from its audited consolidated financial statements, which are included in “Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K. PayPal derived the selected consolidated income statement data for the years ended December 31, 2016 and 2015 and selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
Consolidated Statement of Income Data:
Net revenues	$17,772	$15,451	$13,094	$10,842	$9,248
Operating income	2,719	2,194	2,127	1,586	1,461
Net income	2,459	2,057	1,795	1,401	1,228
Net income per share:
Basic	$2.09	$1.74	$1.49	$1.16	$1.00
Diluted	$2.07	$1.71	$1.47	$1.15	$1.00
Weighted average shares(1):
Basic	1,174	1,184	1,203	1,210	1,222
Diluted	1,188	1,203	1,221	1,218	1,229
Consolidated Balance Sheet Data:
Total assets	$51,333	$43,332	$40,774	$33,103	$28,881
Total long-term liabilities	7,485	2,042	1,917	1,513	1,505
(1) In 2015, PayPal became an independent publicly traded company through the pro rata distribution by eBay of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the “separation” or the “distribution”). On July 17, 2015, the distribution date, eBay stockholders of record as of the close of business on July 8, 2015 received one share of PayPal common stock for every share of eBay common stock held as of the record date. The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of common shares distributed on July 17, 2015 for the period prior to distribution and the weighted average number of common shares outstanding for the period beginning after the distribution date.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of 2019 results as compared to 2018 results. For discussion of 2018 results as compared to 2017 results, see “Exhibit 99.1—Revised Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016—Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 8-K filed on September 16, 2019.

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

Information security risks for global payments and technology companies like us have significantly increased in recent years. We are not immune to these risks and there can be no assurance that we will not suffer such losses in the future. For additional information regarding our information security risks, see “Item 1A. Risk Factors—Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.”

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” The U.K. formally exited the EU on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules. There is a significant lack of clarity over the terms of the U.K.’s future relationship with the EU after that date. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see “Item 1A. Risk Factors—The United Kingdom’s departure from the EU could adversely affect us.”

Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions, and could contribute to instability in global financial and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements.

In 2019, 2018, and 2017, net revenues generated from our U.K. operations constituted 11% of total net revenues. In 2019, 2018, and 2017, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 37% and 31% of our gross loans and interest receivables as of December 31, 2019 and 2018, respectively, were generated from our U.K. operations. Approximately 6% and 7% of our gross loans and interest receivables as of December 31, 2019 and 2018, respectively, were generated from the EU (excluding the U.K.).

Overview of Results of Operations

The following table provides a summary of our consolidated financial results for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,			Percent Increase/(Decrease)
	2019	2018	2017	2019	2018
	(In millions, except percentages and per share amounts)
Net revenues	$17,772	$15,451	$13,094	15%	18%
Operating expenses	15,053	13,257	10,967	14%	21%
Operating income	2,719	2,194	2,127	24%	3%
Operating margin	15%	14%	16%	**	**
Other income (expense), net	279	182	73	53%	149%
Income tax expense	539	319	405	69%	(21)%
Effective tax rate	18%	13%	18%	**	**
Net income	$2,459	$2,057	$1,795	20%	15%
Net income per diluted share	$2.07	$1.71	$1.47	21%	16%
Net cash provided by operating activities	$4,561	$5,483	$2,531	(17)%	117%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful

Net revenues increased $2.3 billion, or 15%, in 2019 as compared to 2018, driven primarily by growth in TPV (as defined below under “Net Revenues”) of 23%. Net revenues from our acquisitions completed in 2018 contributed approximately one percentage point to the growth rate in 2019. These increases were partially offset by a decrease in interest and fee income due to the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank (“Synchrony”) in July 2018, which resulted in a negative impact of approximately four percentage points to the net revenues growth rate in 2019.

Total operating expenses increased $1.8 billion, or 14%, in 2019 as compared to 2018, due primarily to an increase in transaction expense, and to a lesser extent, technology and development, customer support and operations, and general and administrative expenses, partially offset by a decline in restructuring and other charges. Operating expenses related to our acquisitions completed in 2018 contributed approximately three percentage points to the growth rate in total operating expenses in 2019.

Operating income increased $525 million, or 24%, in 2019 as compared to 2018. Acquisitions completed in 2018 had a negative impact of approximately five percentage points to the 2019 growth rate in operating income. Our operating margin was 15% and 14% in 2019 and 2018, respectively. Operating margin in 2019 was positively impacted by a reduction in restructuring and other charges driven primarily by the completion of the sale of our U.S. consumer credit receivables portfolio in July 2018, subsequent to which we no longer record adjustments to the cost basis of loans and interest receivables held for sale, offset by a negative impact of growth in our transaction expense, which increased 22% in 2019, compared to a 15% increase in net revenues in the same period. Acquisitions completed in 2018 had a negative impact of approximately one percentage point in our operating margin for the year ended December 31, 2019.

Net income increased by $402 million, or 20%, in 2019 as compared to 2018, due to an increase in operating income of $525 million and an increase in other income (expense), net of $97 million, driven primarily by net unrealized gains on strategic investments, partially offset by an increase in income tax expense of $220 million.
Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2019, 2018, and 2017, we generated approximately 47%, 46%, and 46% of our net revenues from customers domiciled outside of the United States, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. as discussed under “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations, and Financial Condition.”
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

In the years ended December 31, 2019 and 2018, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2019	2018
	(In millions)
(Unfavorable) favorable impact to net revenues (exclusive of hedging impact)	$(316)	$123
Hedging impact	238	(23)
(Unfavorable) favorable impact to net revenues	(78)	100
Favorable (unfavorable) impact to operating expense	158	(18)
Net favorable impact to operating income	$80	$82

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also use a foreign currency exchange contract, designated as a net investment hedge, to reduce the foreign currency risk related to our investment in a foreign subsidiary. Gains and losses associated with this instrument will remain in accumulated other comprehensive income until the foreign subsidiary is sold or substantially liquidated.
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

Financial Results

Net revenues

Our revenues are classified into the following two categories:

•
Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or Total Payment Volume (“TPV”), completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. Payment transactions are the total number of payments, net of payment reversals, successfully completed through our Payments Platform, or enabled by PayPal via a partner payment solution not including gateway-exclusive transactions. We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, and other miscellaneous fees.

•
Other value added services: Net revenues derived primarily from revenue earned through partnerships, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned primarily on our portfolio of merchant and consumer loans receivable, and interest earned on certain PayPal customer account balances.

Our revenues can be significantly impacted by the following:

•	The mix of merchants, products, and services;

•	The mix between domestic and cross-border transactions;

•	The geographic region or country in which a transaction occurs; and

•	The amount of our loans receivable outstanding with merchants and consumers.

Net revenues analysis

The components of our net revenue for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2019	2018	2017	2019	2018
	(In millions, except percentages)
Transaction revenues	$16,099	$13,709	$11,501	17%	19%
Other value added services	1,673	1,742	1,593	(4)%	9%
Net revenues	$17,772	$15,451	$13,094	15%	18%
Transaction revenues
Transaction revenues increased by $2.4 billion, or 17%, in 2019 compared to 2018, due primarily to growth in TPV, mainly from our PayPal, Braintree, and Venmo products, and growth in the number of payment transactions, both of which resulted primarily from an increase in our active accounts. Fees charged to facilitate instant transfer of funds for our customers contributed approximately two percentage points and acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction revenues in 2019. Net gains from our foreign currency exchange contracts recognized as a component of transaction revenues in 2019 were $238 million, compared to net losses of $23 million in 2018. Refer to “Note 10—Derivative Instruments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our foreign currency exposure management program.

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2019	2018	2017	2019	2018
	(In millions, except percentages and payment transactions per active account)
Active accounts(1)	305	267	229	14%	17%
Number of payment transactions(2)	12,361	9,871	7,769	25%	27%
Payment transactions per active account(3)	40.6	36.9	34.0	10%	9%
TPV(4)	$711,925	$578,419	$456,179	23%	27%
Percent of cross-border TPV	18%	19%	21%	**	**
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
** Not meaningful
Transaction revenues grew more slowly than both TPV and the number of payment transactions in 2019 compared to 2018 due primarily to a higher proportion of P2P transactions (primarily from our Venmo and PayPal products) from which we earn lower fees, and a lower proportion of cross border transactions, partially offset by foreign currency exchange hedging gains. Changes in prices charged to our customers did not significantly impact transaction revenue growth in 2019.

Other value added services

Net revenues from other value added services decreased by $69 million, or 4%, in 2019 compared to 2018 due primarily to lower interest and fee income earned on our consumer loans receivable driven by the sale of our U.S. consumer credit receivables portfolio in July 2018. The decline was partially offset by an increase in revenue share with Synchrony (discussed below), an increase in interest and fee income earned on our merchant loans and advances receivable, and an increase in interest earned resulting from growth in customer balances. Other value added services revenues included approximately $113 million and $109 million for the year ended December 31, 2019 and December 31, 2018, respectively, due to revenue earned from transition servicing activities provided to Synchrony, which ended in the second quarter of 2019. Acquisitions completed in 2018 contributed approximately four percentage points to the growth rate of other value added services revenues in 2019.

The total gross consumer and merchant loans receivable balance, including loans and receivable held for sale, as of December 31, 2019, 2018, and 2017 was $4.2 billion, $2.7 billion, and $7.8 billion, respectively. The year-over-year increase of 56% in 2019 compared to 2018, was driven by an increase in both our merchant loans and international consumer loan portfolios. The year-over-year decrease of 66% in 2018 compared to 2017, was driven by the completion of the sale of U.S. consumer credit receivables portfolio.

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

Operating Expenses

Beginning with the first quarter of 2019, we reclassified certain operating expenses within our consolidated statements of income. Prior period amounts were reclassified to conform to this presentation. These changes have no impact on our previously reported consolidated net income for prior periods, including total operating expenses, financial position, or cash flows for any periods presented. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Growth rates presented below are calculated based upon the reclassified prior period amounts.

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2019	2018	2017	2019	2018
	(In millions, except percentages)
Transaction expense	$6,790	$5,581	$4,419	22%	26%
Transaction and loan losses	1,380	1,274	1,011	8%	26%
Customer support and operations(1)	1,615	1,407	1,265	15%	11%
Sales and marketing(1)	1,401	1,314	1,142	7%	15%
Technology and development(1)	2,085	1,831	1,740	14%	5%
General and administrative(1)	1,711	1,541	1,258	11%	22%
Restructuring and other charges	71	309	132	(77)%	134%
Total operating expenses	$15,053	$13,257	$10,967	14%	21%
Transaction expense rate(2)	0.95%	0.96%	0.97%
Transaction and loan loss rate(3)	0.19%	0.22%	0.22%
(1) Prior period amounts have been revised to reflect the classification changes discussed above.
(2) Transaction expense rate is calculated by dividing transaction expense by TPV.
(3) Transaction and loan loss rate is calculated by dividing transaction and loan losses by TPV.

Transaction expense

Transaction expense is primarily composed of the costs we incur to accept a customer’s funding source of payment. These costs include fees paid to payment processors and other financial institutions to draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet. Transaction expense also includes fees paid to disbursement partners to enable a transaction. We refer to the allocation of funding sources used by our consumers as our “funding mix.” The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance, a Venmo account balance, or PayPal Credit. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs because we generally pay lower rates for transactions funded with credit cards outside the U.S. than in the U.S. Our transaction expense rate is impacted by changes in product mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources.

Transaction expense increased by $1.2 billion, or 22%, in 2019 compared to 2018, primarily attributable to an increase in TPV of 23%. Acquisitions completed in 2018 contributed approximately one percentage point to the growth rate of transaction expense in 2019. The decrease in transaction expense rate in 2019 compared to 2018 was due primarily to changes in product mix. For the years ended December 31, 2019, 2018, and 2017, approximately 2% of TPV was funded with PayPal Credit. For the years ended December 31, 2019, 2018, and 2017, approximately 41%, 43%, and 43% of TPV, respectively, was generated outside of the U.S.

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

The components of our transaction and loan losses for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,			Percent Increase/(Decrease)
	2019	2018	2017	2019	2018
	(In millions, except percentages)
Transaction losses	$1,092	$1,059	$823	3%	29%
Loan losses	288	215	188	34%	14%
Transaction and loan losses	$1,380	$1,274	$1,011	8%	26%
Transaction loss rate(1)	0.15%	0.18%	0.18%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction and loan losses increased by $106 million, or 8%, in 2019 compared to 2018.

Transaction losses increased by $33 million, or 3%, in 2019 compared to 2018, due to growth in TPV, partially offset by benefits realized through improvements in risk management capabilities, which also contributed to a decrease in our transaction loss rate over the same period.

Loan losses increased by $73 million, or 34%, in 2019 compared to 2018, due primarily to growth in our merchant loans and advances and international consumer loans receivable balances, partially offset by the recognition of losses in 2018 associated with U.S. consumer credit receivable balances that were not subject to the sale agreement with Synchrony. Acquisitions completed in 2018 contributed approximately three percentage points to the growth rate of loan losses for 2019.

The consumer loans receivable balance as of December 31, 2019 and 2018 was $1.3 billion and $704 million, respectively. The year-over-year increase of 88% in 2019 compared to 2018 was due to growth in international markets. Approximately 94% and 93% of our consumer loans receivables outstanding as of December 31, 2019 and 2018, respectively, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2019	2018
Percent of consumer loans and interest receivables current	93.9%	94.9%
Percent of consumer loans and interest receivables > 90 days outstanding(1)	2.2%	1.7%
Net charge off rate(2)	4.1%	3.1%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer.
(2) Net charge off rate is the annual ratio of net credit losses on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the year.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of December 31, 2019 and 2018 were $2.8 billion and $1.9 billion, respectively. The year-over-year increase of 50% in 2019 compared to 2018 was due to growth in our PayPal Business Loan portfolio and an increase in the availability of our PayPal Working Capital product. Approximately 83% and 10% of our merchant receivables outstanding as of December 31, 2019 were due from merchants in the U.S. and U.K., as compared to 87% and 10% as of December 31, 2018, respectively.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	December 31,
	2019	2018(1)
Merchant loans and advances
Percent of merchant receivables within original expected or contractual repayment period	89.6%	91.0%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	4.2%	3.7%
(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

Modifications to the acceptable risk parameters of our PayPal credit products for the periods presented did not have a material impact on our loans and interest receivables. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the consolidated financial statements, and “Item 1A. Risk Factors—Some of our credit products expose us to additional risks.” included elsewhere in this Annual Report on Form 10-K.

Customer support and operations

Customer support and operations includes (a) costs incurred in our global customer operations centers, including costs to provide call support to our customers, (b) costs to support our trust and security programs protecting our merchants and consumers, and (c) other costs incurred related to the delivery of our products, including payment devices, card production, and customer onboarding and compliance costs.

Customer support and operations costs increased $208 million, or 15%, in 2019 compared to 2018. The increase in 2019 was primarily attributable to an increase in employee-related expenses in our operations function that support the growth of our active accounts and payment transactions, and an increase in depreciation and amortization expenses associated with the applications that we use to support our customers and underlying data in our operations centers. Our acquisitions completed in 2018 contributed approximately three percentage points to the growth rate of customer support and operations costs in 2019.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.

Sales and marketing expenses increased $87 million, or 7%, in 2019 compared to 2018, due primarily to increases in employee-related expenses, amortization of acquired intangibles, and consulting services, partially offset by lower spend on marketing programs. Our acquisitions completed in 2018 contributed approximately eight percentage points to the growth rate of sales and marketing expenses in 2019, primarily due to amortization of acquired intangibles.

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
Technology and development expenses increased $254 million, or 14%, in 2019 compared to 2018, due primarily to increases in employee-related expenses, and to a lesser extent in data center and cloud computing services utilized in delivering our products, and amortization of acquired intangibles, partially offset by a decline in costs related to contractors and consultants. Our acquisitions completed in 2018 contributed approximately four percentage points to the growth rate of technology and development expenses in 2019.
General and administrative
General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk, compliance, executive, and other support operations.

General and administrative expenses increased $170 million, or 11%, in 2019 compared to 2018, due primarily to increases in employee-related expenses, and to a lesser extent in facilities costs, and depreciation and amortization associated with systems and tools used in our general and administrative functions. These increases were partially offset by a decrease in professional service expenses, including those related to acquisition related transaction expenses incurred in 2018. Our acquisitions completed in 2018 contributed approximately four percentage points to the growth rate of general and administrative expenses in 2019.

Restructuring and other charges

Restructuring and other charges primarily consist of restructuring expenses and cost adjustments related to our loans and receivables, held for sale portfolio. Restructuring and other charges decreased by $238 million in 2019 compared to 2018, due primarily to the sale of our U.S. consumer credit receivables portfolio in July 2018, prior to which adjustments to the cost basis of loans and interest receivables held for sale were recorded within restructuring and other charges. This decline was partially offset by an increase in restructuring charges of $53 million in 2019 as compared to 2018. Additionally, in 2019, we recorded a gain of $7 million representing an adjustment to the loss from additional expenses incurred associated with the sale of our U.S. consumer credit portfolio to Synchrony.

In the first quarter of 2019 and 2018, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $78 million and $25 million, respectively. The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities and also included the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which terminated in the second quarter of 2019. The estimated annual employee-related costs associated with the impacted workforce is approximately $175 million. The majority of the reduction in annual costs associated with the impacted workforce was reinvested in the business. The strategic reduction approved in the first quarter of 2018 included restructuring charges related to the decision to wind down TIO’s operations. We incurred primarily employee and severance benefits expenses under both the 2019 and 2018 strategic reductions, which were substantially completed by the end of 2019 and 2018, respectively.

Other income (expense), net

Other income (expense), net increased $97 million, or 53%, in 2019 compared to 2018, primarily driven by net unrealized gains on strategic investments due to favorable changes in fair value related to our marketable equity securities and the positive impact of observable price changes related to our non-marketable equity securities, which collectively contributed to incremental net gains of $121 million year over year. This increase was partially offset by incremental interest expense associated with the long term debt issued in the third quarter of 2019.

Income tax expense

Our effective tax rate was 18% in 2019 and 13% in 2018. The increase in our effective tax rate in 2019 was primarily the result of taxes associated with the intra-group transfer of intellectual property related to the acquisition of iZettle. See “Note 16—Income Taxes” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our effective tax rate.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$11,722	$9,710
(1) Excludes assets related to funds receivable and customer accounts of $22.5 billion and $20.1 billion as of December 31, 2019 and 2018, respectively.
(2) Excludes total restricted cash of $64 million and $77 million at December 31, 2019 and 2018, respectively, and strategic investments of $1.8 billion and $293 million as of December 31, 2019 and 2018, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.2 billion as of December 31, 2019 and $8.7 billion as of December 31, 2018, or 61% and 89% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2019, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time Transition Tax as further discussed in “Note 16—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

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

On September 11, 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Additionally, on September 11, 2019, we entered into a 364-day credit agreement (“364-Day Credit Agreement”) that provides for an unsecured $1.0 billion 364-day revolving credit facility. As of December 31, 2019, no borrowings were outstanding under the Credit Agreement and the 364-Day Credit Agreement, and as such, $6.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement and the 364-Day Credit Agreement, subject to customary conditions to borrowing. Upon our entry into the Credit Agreement, the credit agreement that we entered into in the third quarter of 2015 providing for an unsecured $2.0 billion, five-year revolving credit facility was terminated.

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”), which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provided for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. On September 26, 2019, the Amended Credit Agreement was terminated and we repaid $2.5 billion of borrowings outstanding under that agreement.

We also maintain committed and uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $230 million in the aggregate. This available credit, a portion of which is guaranteed by PayPal, includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes, capital expenditures, and acquisitions.
Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2019, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

For additional information, see “Note 12—Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have cash pooling arrangements with a financial institution for cash management purposes. Each arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). Each arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under each arrangement. As of December 31, 2019, we had a total of $3.5 billion in cash withdrawals offsetting our $3.5 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

Liquidity for Credit Portfolio Growth

Growth in the portfolio of loan receivables increases our liquidity needs, and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our credit portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the year ended December 31, 2019, an additional amount of $500 million was designated by management to fund such credit activities. As of December 31, 2019, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 31% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit Ratings

As of December 31, 2019, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rates ranged between 0.15% and 0.18% of TPV. Historical loss rates may not be indicative of future results.

Stock Repurchases and Acquisitions

During the year ended December 31, 2019, we repurchased approximately $1.4 billion of our common stock, including approximately $656 million in the open market and approximately $750 million pursuant to the accelerated share repurchase agreement under our stock repurchase program authorized in April 2017. As of December 31, 2019, a total of approximately $68 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively. For additional information, see “Note 14—Stock Repurchase Programs” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In January 2020, we completed our acquisition of Honey Science Corporation (“Honey”) for approximately $3.6 billion in cash and approximately $400 million in restricted stock, subject to vesting conditions. We believe our acquisition of Honey will enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants.

Other Considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Item 1A. Risk Factors—Risk Factors That May Affect Our Business, Results of Operations, and Financial Condition” and “Note 13—Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of these and other risks facing our business.

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

Cash Flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$4,561	$5,483	$2,531
Investing activities	(5,733)	840	(4,485)
Financing activities	3,688	(1,262)	4,084
Effect of exchange rates on cash, cash equivalents, and restricted cash	(6)	(113)	36
Net increase in cash, cash equivalents, and restricted cash	$2,510	$4,948	$2,166

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

We generated cash from operating activities of $4.6 billion in 2019 due primarily to operating income of $2.7 billion. During 2019, adjustments for non-cash expenses of stock-based compensation were $1.0 billion, depreciation and amortization were $912 million, and provision for transaction and loan losses were $1.4 billion, partially offset by adjustments related to deferred income taxes of $269 million and net unrealized gains on our strategic investments of $207 million in 2019. The cash generated from operating activities was negatively impacted by the changes in other assets and liabilities of $433 million, primarily related to actual cash transaction losses incurred during the period partially offset by an increase in funds payable and amounts due to customers, and an increase in accounts receivable of $120 million.

We generated cash from operating activities of $5.5 billion in 2018 due primarily to operating income of approximately $2.2 billion and the positive impact of $1.4 billion of changes in loans and interest receivable, held for sale, net following the sale of our U.S. consumer credit receivables portfolio. Adjustments for non-cash expenses of stock-based compensation were $853 million and depreciation and amortization were $776 million during 2018. Adjustments for non-cash expenses related to the provision for transaction and loan losses were approximately $1.3 billion and cost basis adjustments to loans and interest receivable held for sale were $244 million during 2018. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities of $708 million, primarily related to actual cash transaction losses incurred during the period.

Cash paid for income taxes, net in 2019, 2018, and 2017 was $665 million, $328 million, and $117 million, respectively.

Investing Activities

Cash flows from investing activities includes purchases, maturities and sales of investments, cash paid for acquisitions and strategic investments, purchases and sales of property and equipment, changes in principal loans receivable, and funds receivable.

The net cash used in investing activities of $5.7 billion in 2019 was due primarily to purchases of investments of $27.9 billion, changes in principal loans receivable, net of $1.6 billion, purchases of property and equipment of $704 million, and changes in funds receivable from customers of $342 million. These cash outflows were partially offset by maturities and sales of investments of $24.9 billion.

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

Financing Activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, and funds payable and amounts due to customers.

We generated cash from financing activities of $3.7 billion in 2019 due primarily to $5.5 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as borrowings under our Amended Credit Agreement, and changes in funds payable and amounts due to customers of $2.5 billion. These cash inflows were partially offset by repayment of borrowings under our Amended Credit Agreement of $2.5 billion, the repurchase of $1.4 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $504 million.

The net cash used in financing activities of $1.3 billion in 2018 was due primarily to the repurchase of $3.5 billion of our common stock under our stock repurchase programs, repayments of borrowing under financing arrangements of $1.1 billion, and tax withholdings related to net share settlement of equity awards of $419 million, partially offset by cash inflows from borrowings under financing arrangements of $2.1 billion and changes in funds payable and amounts due to customers of $1.6 billion.

Effect of Exchange Rates on Cash, Cash Equivalents, and Restricted Cash

Foreign currency exchange rates had a negative effect on cash, cash equivalents, and restricted cash during 2019 and 2018 of $6 million and $113 million, respectively. The negative impact in 2018 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar and to a lesser extent, the Euro.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Future Liquidity and Obligations

As of December 31, 2019, approximately $3.1 billion of unused credit was available to PayPal Credit account holders compared to $1.8 billion of unused credit as of December 31, 2018. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2019 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2020	$256	$137	$114	$129	$636
2021	60	138	114	128	440
2022	18	106	114	1,128	1,366
2023	2	88	212	106	408
2024	2	81	284	1,356	1,723
Thereafter	14	224	354	3,030	3,622
	$352	$774	$1,192	$5,877	$8,195

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, and construction contracts), and other goods and services entered into in the ordinary course of business.

•
Operating lease amounts include minimum rental payments under our non-cancelable operating leases (including leases not yet commenced) primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•
Transition Tax represents the one-time mandatory tax on previously deferred foreign earnings under the Tax Cuts and Jobs Act (the “Tax Act”), as further discussed in “Note 16—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•
Long-term debt amounts represent the future principal and interest payments (based on contractual interest rates) on our fixed-rate debt. For more information, see “Note 12—Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $990 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheets as of December 31, 2019.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2019, 2018, or 2017 accounted for more than 30% of annual net revenue.

Critical Accounting Policies and Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit, Risk and Compliance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated, and provides material information to investors. The amounts used to assess sensitivity are included to allow users of this report to understand a general directional cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

Transaction and loan losses

Transaction and loan losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and loan losses fluctuate depending on many factors, including: total TPV, macroeconomic conditions, changes to our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include our PayPal Credit consumer product and merchant loans and advances arising from our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products.

We establish allowances for estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, ACH returns, buyer protection program claims, account takeovers, and account overdrafts. Additions to the allowance, in the form of provisions, are reflected in transaction and loan losses on our consolidated statements of income. The allowances are monitored regularly and are updated based on actual claims data. The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types.

We also establish an allowance for loans receivable, which represents our estimate of probable incurred loan losses inherent in our merchant loans and advances and consumer loans receivable. Increases to the allowance for loans receivable are reflected as transaction and loan losses on our consolidated financial statements. This evaluation process is subject to numerous estimates and judgments. For our consumer loan receivables, consisting primarily of our international consumer receivables, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to the principal amount of our consumer loan receivables for each stage of delinquency, from current to 180 days past the payment due date, to estimate the principal loans which have incurred losses and are probable to be charged off. For merchant loans and advances the allowance is primarily based on principal balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model.

The allowance for loss against the interest receivable is determined primarily by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable are reflected as a reduction of net revenues on our consolidated statements of income. Increases to the allowance for fees receivable are recognized as a reduction in deferred revenues included in other current liabilities on our consolidated balance sheets.

Determining appropriate allowances for these losses is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. Based on our results for the year ended December 31, 2019, an aggregate ten percent increase in our transaction and loan loss rate would negatively impact transaction and loan losses by approximately $138 million.

Accounting for Income Taxes

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through new provisions under the Tax Act such as the GILTI tax and base erosion anti-abuse tax or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about, and intentions concerning, our future operations.

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

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes are adequate such that we reflect the benefits more likely than not to be sustained in an examination. We adjust these reserves, as well as the related interest and penalties, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Based on our results for the year ended December 31, 2019, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $30 million.

Loss Contingencies

We are currently involved in various claims, regulatory and legal proceedings, and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

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

Valuation of Goodwill and Intangibles

The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated and amortized and goodwill. Impairment testing for assets, other than goodwill and indefinite-lived intangible assets, requires the allocation of cash flows to those assets or group of assets and, if required, an estimate of fair value for the assets or group of assets. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

Under the quantitative impairment test, if the carrying amount of the reporting unit goodwill or indefinite-lived intangible asset exceeds the fair value of the respective reporting unit goodwill or indefinite-lived intangible asset, an impairment loss is recorded in the statement of income. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, present value techniques of estimated future cash flows, valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

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

As of December 31, 2019 and 2018, approximately 63% and 78%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

We have $5.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have various committed credit facilities available to us aggregating to approximately $6.1 billion. We are obligated to pay interest on loans under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2019, we had no amounts outstanding under these credit facilities. As of December 31, 2018, we had $2.0 billion of borrowings outstanding at a weighted average interest rate of 3.34%. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers of our credit products to us, or to lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our net income.

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at December 31, 2019 and 2018.

Foreign Currency Exchange Rate Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency exchange rate risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign currency exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies.

We have a foreign currency exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments. For additional details related to our foreign currency exchange contracts, please see “Note 10—Derivative Instruments” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”). Cash flow hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with the net investment hedge will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings.

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2019 and 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $900 million and $707 million lower, respectively. If the U.S. dollar strengthened by 20% at December 31, 2019 and 2018, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $900 million and $707 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $147 million and $295 million at December 31, 2019 and 2018, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of December 31, 2019 would have positively impacted income before income taxes by approximately $153 million, resulting in a net positive impact of approximately $6 million. Foreign currency exchange contracts in place as of December 31, 2018 would have positively impacted income before income taxes by approximately $308 million, resulting in a net positive impact of approximately $13 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of December 31, 2019 and 2018, our strategic investments totaled $1.8 billion and $293 million, respectively, which represented approximately 13% and 3% of our total cash, cash equivalents, and investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies that are not publicly traded. We are required to record all adjustments to the carrying value of these strategic investments through our consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change in the carrying value of our strategic investments of 10%, which could be experienced in the near term, would result in a decrease of approximately $184 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2019, 2018, and 2017 and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10‑K are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets	62
Consolidated Statements of Income	63
Consolidated Statements of Comprehensive Income	64
Consolidated Statements of Stockholders’ Equity	65
Consolidated Statements of Cash Flows	66
Notes to Consolidated Financial Statements	68

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	117
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K	118
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Income Taxes
As described in Notes 1 and 16 to the consolidated financial statements, the Company's accounting for income taxes requires the reporting of liabilities for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken on tax returns. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertain tax positions related to complex tax laws which may be subject to different interpretations by the taxpayer and respective government taxing authorities. The Company’s effective income tax rate for the year ended December 31, 2019 is 18% as compared to the federal statutory rate of 21%. The difference between the effective income tax rate and the federal statutory rate is primarily the result of foreign income taxed at rates other than the federal statutory rate and stock based compensation deductions, partially offset by incremental tax expense related to the intra-group transfer of intellectual property. The Company also benefits from tax rulings concluded in several jurisdictions, most significantly Singapore and Luxembourg.
The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are there was significant judgment by management in determining the income tax provision and other tax positions, specifically taxable income by jurisdiction taxed at rates other than the federal statutory rate and the identification of uncertain tax positions and assessment of the technical merits of those positions. This in turn led to a high level of effort, and degree of subjectivity, in performing our audit procedures and in evaluating audit evidence relating to income taxes. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures involved testing the effectiveness of controls relating to accounting for income taxes, including controls over the assessment of uncertain tax positions, and determination of foreign income taxed at rates other than the federal statutory rate. These procedures also included, among others, (1) testing the income tax provision, including taxable income by jurisdiction, (2) testing management’s process for evaluating tax rulings and compliance with related requirements in certain foreign jurisdictions such as Singapore and Luxembourg, (3) testing the identification of reserves for unrecognized tax benefits and the reasonableness of the “more likely than not” determination, which includes certain considerations including, but not limited to, jurisdictions involved, court decisions, legislative actions and guidance, and developments in tax examinations, and (4) testing the calculation of the liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained for each uncertain tax position selected for testing. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s judgment and estimates, including application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 6, 2020

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,349	$7,575
Short-term investments	3,412	1,534
Accounts receivable, net	435	313
Loans and interest receivable, net of allowances of $258 in 2019 and $172 in 2018	3,972	2,532
Funds receivable and customer accounts	22,527	20,062
Prepaid expenses and other current assets	800	947
Total current assets	38,495	32,963
Long-term investments	2,863	971
Property and equipment, net	1,693	1,724
Goodwill	6,212	6,284
Intangible assets, net	778	825
Other assets	1,292	565
Total assets	$51,333	$43,332
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$232	$281
Short-term debt	—	1,998
Funds payable and amounts due to customers	24,527	21,562
Accrued expenses and other current liabilities	2,087	2,002
Income taxes payable	73	61
Total current liabilities	26,919	25,904
Deferred tax liability and other long-term liabilities	2,520	2,042
Long-term debt	4,965	—
Total liabilities	34,404	27,946
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,173 and 1,174 shares outstanding as of December 31, 2019 and 2018, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 105 and 91 shares as of December 31, 2019 and 2018, respectively	(6,872)	(5,511)
Additional paid-in-capital	15,588	14,939
Retained earnings	8,342	5,880
Accumulated other comprehensive income (loss)	(173)	78
Total PayPal Stockholders’ equity	16,885	15,386
Noncontrolling interest	44	—
Total equity	16,929	15,386
Total liabilities and equity	$51,333	$43,332
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions, except for per share amounts)
Net revenues	$17,772	$15,451	$13,094
Operating expenses:
Transaction expense	6,790	5,581	4,419
Transaction and loan losses	1,380	1,274	1,011
Customer support and operations	1,615	1,407	1,265
Sales and marketing	1,401	1,314	1,142
Technology and development	2,085	1,831	1,740
General and administrative	1,711	1,541	1,258
Restructuring and other charges	71	309	132
Total operating expenses	15,053	13,257	10,967
Operating income	2,719	2,194	2,127
Other income (expense), net	279	182	73
Income before income taxes	2,998	2,376	2,200
Income tax expense	539	319	405
Net income	$2,459	$2,057	$1,795

Net income per share:
Basic	$2.09	$1.74	$1.49
Diluted	$2.07	$1.71	$1.47

Weighted average shares:
Basic	1,174	1,184	1,203
Diluted	1,188	1,203	1,221
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income	$2,459	$2,057	$1,795
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(57)	(68)	43
Net investment hedge CTA loss	(31)	—	—
Unrealized (losses) gains on cash flow hedges, net	(176)	293	(242)
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	3	(5)	4
Unrealized gains (losses) on investments, net	15	(1)	(7)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(5)	1	1
Other comprehensive income (loss), net of tax	(251)	220	(201)
Comprehensive income	$2,208	$2,277	$1,594
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
Balances at December 31, 2016	1,207	$(995)	$13,579	$59	$2,069	$—	$14,712
Net income	—	—	—	—	1,795	—	1,795
Foreign currency translation	—	—	—	43	—	—	43
Unrealized losses on cash flow hedges, net	—	—	—	(242)	—	—	(242)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	—	4
Unrealized losses on investments, net	—	—	—	(7)	—	—	(7)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	13	—	(21)	—	—	—	(21)
Common stock repurchased	(20)	(1,006)	—	—	—	—	(1,006)
Stock-based compensation	—	—	756	—	—	—	756
Income tax adjustment for intra entity transfers	—	—	—	—	(41)	—	(41)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$(142)	$3,823	$—	$15,994
Net income	—	—	—	—	2,057	—	2,057
Foreign currency translation	—	—	—	(68)	—	—	(68)
Unrealized gains on cash flow hedges, net	—	—	—	293	—	—	293
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	—	(5)
Unrealized losses on investments, net	—	—	—	(1)	—	—	(1)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	18	—	(251)	—	—	—	(251)
Common stock repurchased	(44)	(3,510)	(15)	—	—	—	(3,525)
Stock-based compensation	—	—	891	—	—	—	891
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$—	$15,386
Adoption of lease accounting standard					3	—	3
Net income	—	—	—	—	2,459	—	2,459
Foreign currency translation	—	—	—	(57)	—	—	(57)
Net investment hedge CTA loss	—	—	—	(31)	—	—	(31)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	3	—	—	3
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(5)	—	—	(5)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	13	—	(365)	—	—	—	(365)
Common stock repurchased	(14)	(1,361)	(45)	—	—	—	(1,406)
Stock-based compensation	—	—	1,059	—	—	—	1,059
Purchase of noncontrolling interest	—	—	—	—	—	44	44
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$2,459	$2,057	$1,795
Adjustments:
Transaction and loan losses	1,380	1,274	1,011
Depreciation and amortization	912	776	805
Stock-based compensation	1,021	853	733
Deferred income taxes	(269)	(171)	(1,299)
Cost basis adjustments to loans and interest receivable held for sale	—	244	92
Unrealized (gains) losses on strategic investments	(207)	(86)	—
Other	(150)	(86)	(25)
Changes in assets and liabilities:
Accounts receivable	(120)	(59)	12
Changes in loans and interest receivable held for sale, net	4	1,407	(1,308)
Transaction loss allowance for cash losses, net	(1,079)	(1,046)	(817)
Funds receivable	(9)	(19)	—
Other current assets and non-current assets	(566)	(93)	(188)
Accounts payable	4	26	62
Funds payable and amounts due to customers	499	22	—
Income taxes payable	(40)	(44)	19
Other current liabilities and non-current liabilities	722	428	1,639
Net cash provided by operating activities	4,561	5,483	2,531
Cash flows from investing activities:
Purchases of property and equipment	(704)	(823)	(667)
Proceeds from sales of property and equipment	17	3	—
Changes in principal loans receivable, net	(1,631)	3,121	(920)
Purchases of investments	(27,881)	(22,381)	(19,418)
Maturities and sales of investments	24,878	21,898	18,448
Acquisitions, net of cash and restricted cash acquired	(70)	(2,124)	(323)
Funds receivable	(342)	1,146	(1,605)
Net cash (used in) provided by investing activities	(5,733)	840	(4,485)
Cash flows from financing activities:
Proceeds from issuance of common stock	138	144	144
Purchases of treasury stock	(1,411)	(3,520)	(1,006)
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(504)	(419)	(166)
Borrowings under financing arrangements	5,471	2,075	1,800
Repayments under financing arrangements	(2,516)	(1,115)	(980)
Funds payable and amounts due to customers	2,510	1,573	4,292
Net cash provided by (used in) financing activities	3,688	(1,262)	4,084
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	(113)	36
Net change in cash, cash equivalents, and restricted cash	2,510	4,948	2,166
Cash, cash equivalents, and restricted cash at beginning of period	13,233	8,285	6,119
Cash, cash equivalents, and restricted cash at end of period	$15,743	$13,233	$8,285

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$78	$69	$6
Cash paid for income taxes, net	$665	$328	$117

The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$7,349	$7,575	$2,883
Short-term investments	7	16	15
Funds receivable and customer accounts	8,387	5,642	5,387
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$15,743	$13,233	$8,285
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person payments through our PayPal, Venmo, and Xoom products. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products, comprise our proprietary Payments Platform. The terms “we,” “our,” “us,” “the Company,” and “PayPal” mean PayPal Holdings, Inc. and, unless otherwise expressly stated or the context requires, its subsidiaries.

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest reported as a component of equity on our consolidated balance sheets represents the equity interests not owned by PayPal and is recorded for consolidated entities we control in which we own less than 100%. Noncontrolling interest is not presented separately on our consolidated statements of income as the amount is de minimis.
Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our consolidated statements of income and our investment balance is included in long-term investments on our consolidated balance sheets. Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our consolidated statements of income. Our investment balance is included in long-term investments on our consolidated balance sheets.
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for all periods presented. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2019.

Reclassifications

Beginning with the first quarter of 2019, we reclassified certain operating expenses within the consolidated statements of income. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on our previously reported consolidated net income for prior periods, including total operating expenses, financial position, or cash flows for any periods presented.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The classification changes related primarily to the combination of costs incurred to develop and operate our Payments Platform into a new caption entitled technology and development. This new caption includes: (a) costs incurred in operating, maintaining, and enhancing our Payments Platform, including network and infrastructure costs, which were previously classified in the customer support and operations caption, and (b) costs incurred in developing new and improving existing products, which were previously classified in the product development caption on our consolidated statements of income. In addition, we eliminated the presentation of depreciation and amortization expense as a separate financial statement caption by reclassifying these expenses into financial statement captions aligned with the internal organizations that are the primary beneficiaries of the depreciation and amortization of such assets.

The following tables present the effects of the changes on the presentation of these operating expenses to the previously reported consolidated statements of income:

	Year Ended December 31, 2018
	(In millions)
	As Previously Reported (*)	Adjustments	Reclassified

Transaction expense	$5,581	$—	$5,581
Transaction and loan losses	1,274	—	1,274
Customer support and operations	1,482	(75)	1,407
Sales and marketing	1,313	1	1,314
Product development	1,071	(1,071)	—
Technology and development	—	1,831	1,831
General and administrative	1,451	90	1,541
Depreciation and amortization	776	(776)	—
Restructuring and other charges	309	—	309
Total operating expenses	$13,257	$—	$13,257
(*) As reported in our 2018 Form 10-K dated February 7, 2019.

	Year Ended December 31, 2017
	(In millions)
	As Previously Reported (*)	Adjustments	Reclassified

Transaction expense	$4,419	$—	$4,419
Transaction and loan losses	1,011	—	1,011
Customer support and operations	1,364	(99)	1,265
Sales and marketing	1,128	14	1,142
Product development	953	(953)	—
Technology and development	—	1,740	1,740
General and administrative	1,155	103	1,258
Depreciation and amortization	805	(805)	—
Restructuring and other charges	132	—	132
Total operating expenses	$10,967	$—	$10,967
(*) As reported in our 2018 Form 10-K dated February 7, 2019.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are composed of primarily bank deposits, government and agency securities, and commercial paper.

Investments

Short-term investments include time deposits, government and agency securities, and corporate debt securities with original maturities of greater than three months but less than one year when purchased or maturities of less than one year on the reporting date. Long-term investments include government and agency securities and corporate debt securities with maturities exceeding one year, and our strategic investments. Government and agency securities and corporate debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

We elect to account for foreign currency denominated available-for-sale investments underlying funds receivable and customer accounts, short-term investments, and long-term investments under the fair value option as further discussed in “Note 9—Fair Value Measurement of Assets and Liabilities.” The changes in fair value related to initial measurement and subsequent changes in fair value are included in earnings as a component of other income (expense), net.

Our strategic investments consist of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value and equity method investments. The investments that do not have readily determinable fair value are measured at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on our consolidated statements of income. Our investments where we have the ability to exercise significant influence, but not control, over the investee are accounted for as equity method investments and our share of the investee’s results of operations is included in other income (expense), net.

We assess whether an impairment loss on our non-marketable equity securities and an other-than-temporary impairment loss on our debt securities and equity method investments has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities or impairment is considered other than temporary for our debt securities and equity method investments, we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, and whether we expect to recover the entire amortized cost basis of the security (that is, whether a credit loss exists).

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and international consumer loans originated under PayPal Credit product. In the U.S., we partner with independent chartered financial institutions that extend credit to the merchant using our PPWC product or PPBL product, and purchase the related receivables extended by the independent chartered financial institutions.

For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and loans in Germany through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of our arrangements with independent chartered financial institutions in the U.S., we sell back a participation interest in the pool of merchant receivables. For these arrangements, gains or losses on the sale of the participation interest are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. The independent chartered financial institutions have no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institutions have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of the participation interest for which control has been surrendered.

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

U.S. Consumer Credit Portfolio
In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank (“Synchrony”). Following the closing of this transaction in July 2018, Synchrony became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. We no longer hold an ownership interest in the receivables generated through the program (other than charged off or designated to be charged off receivables) and thus, no longer record these receivables on our consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony, which includes both the sold and newly generated receivables, and it is recorded in revenue from other value added services on our consolidated financial statements. See “Note 11—Loans and Interest Receivable” for additional information related to this arrangement.

Until the transaction with Synchrony closed, we continued to work with independent chartered financial institutions to extend credit to U.S. consumers using our PayPal Credit product. We purchased the related receivables extended by independent chartered financial institutions until July 2018. As part of the arrangements we had with the independent chartered financial institutions in the U.S., we sold back a participation interest in the pool of U.S. consumer receivables outstanding under PayPal Credit consumer accounts. For these arrangements, gains or losses on the sale of the participation interest were not material as the carrying amount of the participation interest sold approximated the fair value at time of transfer.

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents management’s estimate of incurred losses inherent in our loans and interest receivables. Increases to the allowance for loans receivables are reflected as a component of transaction and loan losses on our consolidated financial statements. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and principle judgments.

For our consumer loans receivable, the allowance is primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates are applied to the principal amount of our consumer receivables for each stage of delinquency, from current to 180 days past the payment due date, in order to estimate the principal loans which have incurred losses and are probable to be charged off. We charge off consumer loan receivable balances in the month in which a customer’s balance becomes 180 days past the payment due date.

In connection with our agreement to sell our U.S. consumer credit receivables to Synchrony and the designation of that portfolio as held for sale, in November 2017, we reversed the corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loans and interest receivables, held for sale were not established. Adjustments to the cost basis of this portfolio until the sale was completed, which were primarily driven by charge-offs, were recorded in restructuring and other charges in our consolidated statements of income.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For merchant loans and advances receivable, the allowance is primarily based on principal balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. The determination of delinquency, from current to 180 days past due, for principal balances related to merchant receivables outstanding is based on the current expected or contractual repayment period of the loan or advance and interest or fixed fee as compared to the original expected or contractual repayment period.

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

The allowance for loss against interest receivable is primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that have incurred losses and are probable to be charged off. The allowance for fees receivable is primarily based on fee balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. Increases to the allowance for interest receivable are reflected as a reduction of net revenues in our consolidated statements of income. Increases to the allowance for fees receivable are recognized as a reduction of deferred revenues included in other current liabilities in our consolidated balance sheets.

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

Customer accounts

We hold all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on our consolidated balance sheets as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we restrict the use of the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheets. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. Customer funds whereby PayPal is an agent and custodian on behalf of our customers are not reflected on our consolidated balance sheet. These funds include U.S. dollar funds which are deposited at one or more third-party financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and are eligible for FDIC pass-through insurance (subject to applicable limits).

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the year ended December 31, 2019, an additional amount of $500 million was designated by management to fund such credit activities. As of December 31, 2019, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 31% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. On the date PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities, and government and agency securities. See “Note 8—Funds Receivable and Customer Accounts and Investments” for additional information related to customer accounts.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have generally presented changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts.

Funds receivable and funds payable

Funds receivable and funds payable arise due to the time required to initiate collection from and clear transactions through external payment networks. When customers fund their PayPal account using their bank account, credit card, debit card, or withdraw funds from their PayPal account to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions and generally up to five business days for international transactions. In addition, a portion of our customers’ funds are settled directly to their bank account. These funds are also classified as funds receivable and funds payable and arise due to the time required to initiate collection from and clear transactions through external payment networks. These funds are classified differently on our consolidated statements of cash flows as operating activities based on the nature of this activity.

Property and equipment

Property and equipment consists primarily of computer equipment, software and website development costs, land and buildings, and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets; generally, one to three years for computer equipment and software, including capitalized software and website development costs, three years for furniture and fixtures, up to thirty years for buildings and building improvements, and the shorter of five years or the non-cancelable term of the lease for leasehold improvements.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other liabilities and other long-term liabilities on our consolidated balance sheets. As of December 31, 2019, we had no finance leases.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2019 and 2018. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2019, we determined that no events occurred, or circumstances changed from August 31, 2019 through December 31, 2019 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Allowance for transaction losses and negative customer balances

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance of and credit losses from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, Automated Clearing House (“ACH”) returns, buyer protection program claims, account takeovers, and account overdrafts. This allowance represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual data received, including actual claims data reported by our claims processors. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types. Additions to the allowance are reflected as a component of transaction and loan losses in our consolidated statements of income. At December 31, 2019 and 2018, the allowance for transaction losses totaled $136 million and $129 million, respectively, and was included in accrued expenses and other current liabilities in our consolidated balance sheets.

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for ACH returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of goods or services. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for uncollectible accounts. The allowance is estimated based on known facts and circumstances, internal factors including our experience with similar cases, and historical trends involving collection and write-off patterns. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and loan losses on our consolidated statements of income. The allowance for negative customer balances was $263 million and $215 million at December 31, 2019 and 2018, respectively.

Derivative instruments

See “Note 10—Derivative Instruments” for information related to the derivative instruments.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs. As of December 31, 2019 and 2018, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable and customer accounts, and long-term notes receivable are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from merchant and consumer financing activities for customers located in the U.S. and internationally. Our long-term notes receivable is derived from the non-cash portion of the proceeds associated with the sale of our U.S. Consumer Credit Portfolio to Synchrony in 2018. As of December 31, 2019 and 2018, one customer accounted for 23% and 26% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2019 and 2018. At December 31, 2019 and 2018, one partner accounted for our long-term notes receivable balance, which represented 28% and 53%, respectively, of other assets. During the years ended December 31, 2019, 2018, and 2017, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2019, 2018, and 2017, we earned approximately 14%, 17%, and 20% of revenue from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $399 million, $484 million, and $438 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Internal use software and website development costs

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our Payments Platform, are capitalized and amortized generally over an estimated useful life of one to three years and are recorded as depreciation and amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. PayPal capitalized $314 million and $301 million of internally developed software and website development costs for the years ended December 31, 2019 and 2018, respectively. Amortization expense for these capitalized costs was $298 million, $262 million, and $262 million for the years ended December 31, 2019, 2018, and 2017, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

We determine compensation expense associated with restricted stock units and performance based restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

Foreign currency

Many of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs, and expenses of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in our consolidated statements of income.

Income taxes

We account for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. We account for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred.

Other income (expense), net

Other income (expense), net includes: (i) interest income which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments, (ii) interest expense which consists of interest expenses, fees, and amortization of debt discount on our long-term debt and credit facilities, (iii) gains (losses) on strategic investments which includes changes in fair value related to our marketable equity securities and observable price changes on our non-marketable equity securities, and (iv) other, which primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, and fair value changes on the derivative contracts not designated as hedging instruments.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Guidance

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments will reflect our estimate of the current expected credit losses and generally will result in the earlier recognition of allowances for credit losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures will be required, including information used to track credit quality indicators by year of origination for most financing receivables for the past five years and to discuss the judgments made and methodologies used when implementing this new lifetime reserve framework. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted the new guidance effective January 1, 2020. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption.

We are finalizing models, business processes and controls, and model validation testing. Based on the models developed, which incorporate forecasts of macroeconomic conditions, the overall impact of adoption of the Current Expected Credit Loss framework is estimated to be an increase in the range of approximately 65% to 85% in our allowance for loans and interest receivable as compared to the incurred loss framework applied today. The largest drivers of this increase are the change to a lifetime reserve framework at the time the asset is initially recorded and the inclusion of macro-economic factors within the model. Although the timing of the recognition of losses may result in an increase in loan losses in a given period, this increased allowance is not expected to result in a change in our economic losses. At adoption, expected credit loss reserves related to our other financing receivables, available-for-sale debt securities, and other financial instruments will not have a material impact on our consolidated financial statements. The extent of the actual impact of the adoption of this guidance at the effective date will depend on the amount and asset quality of our financial instruments, current and forecasted economic conditions at the time of adoption, and any further refinements made to our models.

In 2019, the FASB issued amended guidance for simplifying certain aspects for the accounting for income taxes. This amended guidance is intended to remove certain exceptions to the general principles in current GAAP, reduce the cost and complexity in accounting for income taxes, and improve financial statement preparers' application of income tax-related guidance. This guidance does not create new accounting requirements. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact of and approach to adopting this amended accounting guidance on our consolidated financial statements.

Recently Adopted Accounting Guidance

In 2016, the FASB issued new accounting guidance related to accounting for leases, which requires lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the guidance applicable to lessors do not apply. Additionally, in 2018, the FASB issued codification and targeted improvements to this guidance effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We adopted the new guidance on January 1, 2019, using a modified retrospective basis and applied the optional practical expedients related to the transition. We recorded $498 million for the ROU assets and $516 million for the lease liabilities associated with our operating leases upon adoption. The adoption of this guidance did not have a significant impact on our consolidated statements of earnings, stockholders’ equity, and cash flows. For additional information, see “Note 6—Leases.”

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable, and we do not believe any of these accounting pronouncements have had, or will have, a material impact on our consolidated financial statements or disclosures.

Note 2—Revenue

PayPal enables its customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our Payments Platform and from other value added services. Our revenues are classified into two categories, transaction revenues and revenues from other value added services.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction Revenues
We earn transaction revenues primarily from fees charged to merchants and consumers on a transaction basis. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. We estimate the amount of fee refunds that will be processed during the quarter and record a provision against our net revenues. The volume of activity processed on our Payments Platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”). We define TPV as the value of payments, net of reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions. We earn additional fees on transactions where we perform a currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, and other miscellaneous fees.

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts generally renew automatically without significant material rights. Some of our contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. We do not have any capitalized contract costs, and do not carry any material contract balances.

Our service comprises a single performance obligation to complete payments on our Payments Platform for our customers. Using our risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be authorized for completion on our Payments Platform. When we authorize a transaction, we become obligated to our customer to complete the payment transaction.

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
Revenues from Other Value Added Services
We earn revenues from other value added services, which is comprised primarily of revenue earned through partnerships, subscription fees, gateway fees, and other services that we provide to our merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. In our partnership agreement with Synchrony, in addition to the revenue share we earn, we also recognized revenue for transition servicing activities which we performed on their behalf through the second quarter of 2019 using a relative selling price determined through the adjusted market assessment approach. We record revenue earned in revenues from other value added services on a net basis when we are considered the agent with respect to processing transactions.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also earn revenues from interest and fees earned primarily on our credit portfolio of loans receivable and interest earned on certain PayPal customer account balances. Interest and fees earned on the credit portfolio of loans receivable are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.
Disaggregation of Revenue

We determine operating segments based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and type of revenue categories (i.e., transaction revenues and other value added services.) Revenues recorded within these categories are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.

The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Primary geographical markets
United States (“U.S.”)	$9,417	$8,324	$7,084
United Kingdom (“U.K.”)	1,872	1,658	1,402
Other countries(1)	6,483	5,469	4,608
Total revenues(2)	$17,772	$15,451	$13,094

Revenue category
Transaction revenues	$16,099	$13,709	$11,501
Other value added services	1,673	1,742	1,593
Total revenues(2)	$17,772	$15,451	$13,094

(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $1.1 billion, $1.2 billion and $1.3 billion for the years ended December 31, 2019, 2018, and 2017, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loan and interest receivables, net and held for sale portfolio, as well as hedging gains or losses and interest earned on certain PayPal customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$2,459	$2,057	$1,795
Denominator:
Weighted average shares of common stock—basic	1,174	1,184	1,203
Dilutive effect of equity incentive awards	14	19	18
Weighted average shares of common stock—diluted	1,188	1,203	1,221
Net income per share:
Basic	$2.09	$1.74	$1.49
Diluted	$2.07	$1.71	$1.47
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	1	2

Note 4—Business Combinations

There were no acquisitions accounted for as business combinations or divestitures completed in 2019.

Acquisitions Completed in 2018

During the year ended December 31, 2018, we completed four acquisitions reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $2.7 billion.

Hyperwallet

We completed the acquisition of HWLT Holdings Inc. (“Hyperwallet”) in November 2018 by acquiring all outstanding shares for a total purchase price of approximately $400 million, consisting of cash consideration. We acquired Hyperwallet to enhance our payout capabilities and improve our ability to provide an integrated suite of payment solutions to e-commerce platforms and marketplaces around the world. The allocation of purchase consideration resulted in approximately $100 million of customer-related intangible assets, approximately $30 million of developed technology intangible assets, and approximately $2 million of marketing related intangible assets with estimated useful lives ranging from 3 to 7 years, funds receivable and customer accounts of $412 million, funds payable and amounts due to customers of $412 million, net liabilities of approximately $32 million, and goodwill of approximately $300 million, which is attributable to the workforce of Hyperwallet and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes.

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

Other Acquisitions

In May 2018, we completed an acquisition which was accounted for as a business combination. The total purchase price for this acquisition was $16 million, consisting of cash consideration. The allocation of purchase consideration resulted in approximately $13 million of developed technology intangible assets with an estimated useful life of 2 years, net liabilities of $1 million, and goodwill of approximately $4 million, which is attributable to the workforce of the acquired company and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes.

Acquisitions Completed in 2017

During 2017, we completed two acquisitions, reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $420 million.

TIO Networks Corp.

We completed the acquisition of TIO Networks Corp. (“TIO”) in July 2017 by acquiring all the outstanding shares of TIO for $2.64 per share in cash. We acquired TIO to expand our scale of operations, complement our product portfolio, and to help accelerate our entry into bill payments. The total purchase price of $238 million consisted of cash consideration. The allocation of purchase consideration resulted in approximately $66 million of technology and customer-related intangible assets with an estimated useful life of 1 to 5 years, net assets of approximately $6 million, and goodwill of approximately $166 million, which is attributable to the workforce of TIO and the synergies expected to arise from the acquisition. We do not expect that all of the goodwill will be deductible for income tax purposes.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2017, we suspended the operations of TIO to protect customer data as part of an ongoing investigation of security vulnerabilities of the TIO platform. In March 2018, our management decided to wind down TIO’s operations. Refer to “Note 5—Goodwill and Intangible Assets” and “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” for further details.

Swift Financial Corporation

We completed the acquisition of Swift Financial Corporation (“Swift”) in September 2017 by acquiring all the outstanding shares of Swift for a total purchase price of $182 million. We acquired Swift to enable us to enhance our underwriting capabilities and strengthen our business financing offerings, helping us to deepen relationships with our existing merchants and expand services to new merchants. The allocation of purchase consideration resulted in approximately $44 million of technology and customer-related intangible assets with an estimated useful life of 1 to 3 years, $169 million of merchant receivables, net liabilities of approximately $129 million, and goodwill of approximately $98 million, which is attributable to the workforce of Swift and the synergies expected to arise from the acquisition. We do not expect goodwill to be deductible for income tax purposes. The gross contractual merchant receivables acquired were approximately $213 million. Management estimates that the cash collected will approximate the contractual amounts of merchant receivables.

Note 5—Goodwill and Intangible Assets
Goodwill
The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2019 and 2018:

	December 31, 2017	Goodwill Acquired	Adjustments	December 31, 2018	Goodwill Acquired	Adjustments	December 31, 2019
	(In millions)
Total goodwill	$4,339	$1,981	$(36)	$6,284	$—	$(72)	$6,212

The adjustments to goodwill during 2019 pertained to foreign currency translation adjustments. The goodwill acquired during 2018 was associated with the four acquisitions that we completed in 2018. The adjustments to goodwill during 2018 pertain to foreign currency translation adjustments and measurement period adjustments related to our acquisition of Swift and TIO completed in the third quarter of 2017.

Intangible Assets
The components of identifiable intangible assets are as follows:

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,114	$(700)	$414	7	$1,134	$(623)	$511	7
Marketing related	294	(239)	55	3	301	(207)	94	3
Developed technology	445	(343)	102	3	453	(269)	184	3
All other	436	(229)	207	7	245	(209)	36	5
Intangible assets, net	$2,289	$(1,511)	$778		$2,133	$(1,308)	$825

All identifiable intangible assets are subject to amortization and no significant residual value is estimated for the intangible assets. Amortization expense for intangible assets was $211 million, $149 million, and $126 million for the years ended December 31, 2019, 2018, and 2017, respectively. We test intangible assets for recoverability when changes in circumstances indicate that the carrying value of an asset group may not be recoverable.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2019, we completed the acquisition of a 70 percent equity interest in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”), a holder of payment business licenses in China. This transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired is concentrated in the form of licenses. We recorded $190 million of other intangible assets with a weighted average useful life of 7 years.
As a result of the suspension of TIO’s operations announced in November 2017, we performed a test for recoverability of the customer-related intangible assets acquired in connection with our acquisition of TIO in July 2017. The test involved comparing the intangible assets’ carrying values to their future net undiscounted cash flows that we expected would be generated by these intangible assets. Based on the results of this test, we recorded an impairment charge of approximately $30 million in sales and marketing in our consolidated statements of income for 2017, which was measured as the excess of carrying value over the estimated fair value of the assets. The calculation of the estimated fair value of these customer-related intangible assets is based on the income approach utilizing a discounted cash flow methodology. Following recognition of the impairment charge, we amortized the adjusted carrying amount of those assets over their remaining useful life. We also determined that the suspension of TIO’s operations did not indicate that the fair value of the reporting unit to which the TIO goodwill was assigned would be below its carrying amount.
Expected future intangible asset amortization as of December 31, 2019 is as follows:

Fiscal years:	(In millions)
2020	$213
2021	161
2022	99
2023	99
2024	98
Thereafter	108
$778

Note 6—Leases

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer service and operations centers. Our leases have remaining lease terms of less than one year to eleven years. Many leases include one or more renewal or termination options. These options are not included in our determination of the lease term at commencement unless it is reasonably certain the Company will exercise the option. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were as follows:

	December 31, 2019
	(In millions, except weighted average figures)
Lease expense
Operating lease expense	$136
Sublease income	(6)
Total lease expense	$130

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$131
Right-of-use assets obtained in exchange for new operating lease liabilities	$598	(1)

Operating leases:
Operating lease right-of-use assets	$479
Other current lease liabilities	104
Operating lease liabilities	403
Total operating lease liabilities	$507
Weighted-average remaining lease term	5.8 years
Weighted-average discount rate	5%
(1) Includes opening balance additions of $498 million for operating leases as a result of the adoption of the new lease accounting guidance effective January 1, 2019.

Future minimum lease payments for our operating leases as of December 31, 2019 were as follows:

Operating Leases
Fiscal years:	(In millions)
2020	$125
2021	111
2022	77
2023	58
2024	51
Thereafter	163
Total	$585
Less: present value discount	(78)
Lease liability	$507

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for our operating leases as of December 31, 2018, prior to the adoption of new lease accounting guidance as described in “Note 1—Overview and Summary of Significant Accounting Policies,” were as follows:

Operating Leases
Fiscal years:	(In millions)
2019	$124
2020	111
2021	96
2022	81
2023	63
Thereafter	189
Total minimum lease payments	$664

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. We recognize rent expense under such agreements on a straight-line basis. Rent expense for the years ended December 31, 2019, 2018, and 2017 totaled $130 million, $94 million, and $69 million, respectively.

As of December 31, 2019, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $189 million. These operating leases will commence between fiscal years 2020 and 2021 with lease terms of one year to ten years.

Note 7—Other Financial Statement Details

Property and Equipment, Net

	As of December 31,
	2019	2018
	(In millions)
Property and equipment, net:
Computer equipment and software	$2,804	$2,664
Internal use software and website development costs	2,471	2,149
Land and buildings	430	408
Leasehold improvements	460	420
Furniture and fixtures	171	147
Development in progress and other	80	119
Total property and equipment, gross	6,416	5,907
Accumulated depreciation	(4,723)	(4,183)
Total property and equipment, net	$1,693	$1,724

Depreciation expense was $701 million in 2019, $627 million in 2018, and $649 million in 2017.
The net change in purchases of property and equipment included in accounts payable was $42 million in 2019, $10 million in 2018, and not material in 2017.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets:

	As of December 31,
	2019	2018
	(In millions)
Long-lived assets:
U.S.	$1,862	$1,566
Other countries	310	158
Total long-lived assets	$2,172	$1,724

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain (Loss)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$—	$2	$78
Other comprehensive income (loss) before reclassifications	62	14	(57)	(31)	(2)	(14)
Less: Amount of gain (loss) reclassified from AOCI	238	(1)	—	—	—	237
Net current period other comprehensive income (loss)	(176)	15	(57)	(31)	(2)	(251)
Ending balance	$6	$2	$(150)	$(31)	$—	$(173)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	263	(1)	(68)	(4)	190
Less: Amount of gain (loss) reclassified from AOCI	(30)	—	—	—	(30)
Net current period other comprehensive income (loss)	293	(1)	(68)	(4)	220
Ending balance	$182	$(13)	$(93)	$2	$78

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2017:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$131	$(5)	$(68)	$1	$59
Other comprehensive income (loss) before reclassifications	(225)	(16)	43	5	(193)
Less: Amount of gain (loss) reclassified from AOCI	17	(9)	—	—	8
Net current period other comprehensive income (loss)	(242)	(7)	43	5	(201)
Ending balance	$(111)	$(12)	$(25)	$6	$(142)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI			Affected Line Item in the Statements of Income
	Year Ended December 31,
	2019	2018	2017
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$238	$(30)	$17	Net revenues
Unrealized losses on investments	(1)	—	(9)	Other income (expense), net
	$237	$(30)	$8	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$237	$(30)	$8	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Interest income	$197	$168	$85
Interest expense	(115)	(77)	(7)
Gains (losses) on strategic investments, net	208	87	—
Other	(11)	4	(5)
Other income (expense), net	$279	$182	$73

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$8,387	$5,642
Time deposits	514	389
Available-for-sale debt securities	10,190	10,940
Funds receivable	3,436	3,091
Total funds receivable and customer accounts	$22,527	$20,062
Short-term investments:
Time deposits	$614	$774
Available-for-sale debt securities	2,734	685
Restricted cash	64	75
Total short-term investments	$3,412	$1,534
Long-term investments:
Available-for-sale debt securities	$1,025	$676
Restricted cash	—	2
Strategic investments	1,838	293
Total long-term investments	$2,863	$971

As of December 31, 2019 and 2018, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,996	$—	$—	$4,996
Foreign government and agency securities	1,392	—	—	1,392
Corporate debt securities	2,112	—	—	2,112
Short-term investments:
Foreign government and agency securities	533	—	—	533
Corporate debt securities	1,955	—	—	1,955
Long-term investments:
U.S. government and agency securities	140	—	—	140
Foreign government and agency securities	207	—	—	207
Corporate debt securities	676	2	—	678
Total available-for-sale debt securities(1)	$12,011	$2	$—	$12,013
(1) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$6,945	$2	$—	$6,947
Foreign government and agency securities	772	—	(1)	771
Corporate debt securities	883	—	—	883
Short-term investments:
Corporate debt securities	393	—	(3)	390
Long-term investments:
Foreign government and agency securities	38	—	—	38
Corporate debt securities	639	—	(11)	628
Total available-for-sale debt securities(1)	$9,670	$2	$(15)	$9,657
(1) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

As of December 31, 2019 and 2018, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments by length of time those individual securities have been in a continuous loss position was as follows:

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses(1)	Fair Value	Gross Unrealized Losses(1)	Fair Value	Gross Unrealized Losses(1)
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,452	$—	$—	$—	$2,452	$—
Foreign government and agency securities	563	—	30	—	593	—
Corporate debt securities	825	—	—	—	825	—
Short-term investments:
Foreign government and agency securities	115	—	—	—	115	—
Corporate debt securities	424	—	—	—	424	—
Long-term investments:
U.S. government and agency securities	100	—	—	—	100	—
Foreign government and agency securities	75	—	—	—	75	—
Corporate debt securities	27	—	44	—	71	—
Total available-for-sale debt securities	$4,581	$—	$74	$—	$4,655	$—
(1) — Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses(1)	Fair Value	Gross Unrealized Losses(1)	Fair Value	Gross Unrealized Losses(1)
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,419	$—	$18	$—	$2,437	$—
Foreign government and agency securities	295	—	49	(1)	344	(1)
Corporate debt securities	281	—	7	—	288	—
Short-term investments:
Corporate debt securities	57	—	333	(3)	390	(3)
Long-term investments:
Foreign government and agency securities	10	—	28	—	38	—
Corporate debt securities	94	(2)	534	(9)	628	(11)
Total available-for-sale debt securities	$3,156	$(2)	$969	$(13)	$4,125	$(15)
(1) — Denotes gross unrealized loss or fair value of less than $1 million in a given position.

We believe the decline in value is due to temporary market conditions and expect to recover the entire amortized cost basis of the available-for-sale debt securities. We neither intend nor anticipate the need to sell the securities before recovery. We will continue to monitor the performance of the investment portfolio and assess market and interest rate risk when evaluating whether an other-than-temporary impairment exists. Amounts reclassified to earnings from unrealized gains and losses were not material for the year ended December 31, 2019 and 2018.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2019
	Amortized Cost	Fair Value
	(In millions)
One year or less	$9,966	$9,966
After one year through five years	2,041	2,043
After five years through ten years	4	4
Total	$12,011	$12,013

Strategic Investments

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net. Marketable equity securities totaled $1.3 billion as of December 31, 2019. We had no such securities as of December 31, 2018.

Non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. As of December 31, 2019, we had $27 million of non-marketable equity securities where we have the ability to exercise significant influence, but not control, over the investee and account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments using the Measurement Alternative. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income. The carrying value of our non-marketable equity securities totaled $524 million and $293 million as of December 31, 2019 and 2018, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the year ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(In millions)
Carrying amount, beginning of period	$293	$88
Adjustments related to non-marketable equity securities:
Net additions(1)	60	119
Gross unrealized gains	144	91
Gross unrealized losses and impairments	—	(5)
Carrying amount, end of period	$497	$293
(1) Net additions includes additions from purchases and reductions due to sales of securities and reclassifications when Measurement Alternative no longer applies.

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at December 31, 2019 were approximately $230 million and $5 million, respectively. Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at December 31, 2018 were approximately $91 million and $5 million, respectively.

Gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method

Net unrealized gains recognized in the year ended December 31, 2019 and 2018 related to marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2019 and 2018 were approximately $203 million and $86 million, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Fair Value Measurement of Assets and Liabilities
Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Balances at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$2,835	$—	$2,835
Short-term investments(2):
Foreign government and agency securities	757	—	757
Corporate debt securities	1,977	—	1,977
Total short-term investments	$2,734	$—	$2,734
Funds receivable and customer accounts(3):
Cash and cash equivalents	683	—	683
U.S. government and agency securities	4,996	—	4,996
Foreign government and agency securities	2,653	—	2,653
Corporate debt securities	2,541	—	2,541
Total funds receivable and customer accounts	$10,873	$—	$10,873
Derivatives	135	—	135
Long-term investments(4):
U.S. government and agency securities	140	—	140
Foreign government and agency securities	207	—	207
Corporate debt securities	678	—	678
Marketable equity securities	1,314	1,314	—
Total long-term investments	$2,339	$1,314	$1,025
Total financial assets	$18,916	$1,314	$17,602
Liabilities:
Derivatives	$122	$—	$122
(1) Excludes cash of $4.5 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $64 million and time deposits of $614 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $11.7 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $524 million measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balances at December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$3,678	$3,678
Short-term investments(2):
Foreign government and agency securities	235	235
Corporate debt securities	450	450
Total short-term investments	$685	$685
Funds receivable and customer accounts(3):
Cash and cash equivalents	605	605
U.S. government and agency securities	6,946	6,946
Foreign government and agency securities	2,434	2,434
Corporate debt securities	1,560	1,560
Total funds receivable and customer accounts	$11,545	$11,545
Derivatives	320	320
Long-term investments(2),(4):
Foreign government and agency securities	48	48
Corporate debt securities	628	628
Total long-term investments	$676	$676
Total financial assets	$16,904	$16,904
Liabilities:
Derivatives	$67	$67
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

We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2019 and 2018. As of December 31, 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments and long-term investments under the fair value option as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In millions)
Funds receivable and customer accounts	$1,690	$2,339
Short-term investments	$246	$295
Long-term investments	$—	$10

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments under the fair value option for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In millions)
Funds receivable and customer accounts	$(43)	$(117)
Short-term investments	$(8)	$(15)

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following tables summarizes our financial assets and liabilities held as of December 31, 2019 and 2018 for which a non-recurring fair value measurement was recorded during the year ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$303	303
(1) Excludes non-marketable equity investments of $194 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2019.

	Year Ended December 31, 2018	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$116	116
(1) Excludes non-marketable equity investments of $177 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2018.

We measured these non-marketable equity investments accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or a similar investment in the same issuer.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and short-term debt are carried at amortized cost, which approximates their fair value. Our long-term debt carried at amortized cost had a carrying value and fair value of approximately $5.0 billion as of December 31, 2019. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, short-term debt, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

Note 10—Derivative Instruments

Summary of Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions and by entering into collateral security arrangements. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We do not use any derivative instruments for trading or speculative purposes.

Cash Flow Hedges

We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of the foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same we conclude the hedge will be perfectly effective. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our consolidated statements of cash flows.

As of December 31, 2019, we estimate that $18 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2019, 2018, and 2017, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net Investment Hedge

We use a forward foreign currency exchange contract to reduce the foreign currency risk related to our investment in a foreign subsidiary. This derivative is designated as a net investment hedge and accordingly, the derivative's gain and loss is recorded in AOCI as part of foreign currency translation. The accumulated gains and losses associated with this instrument will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings. We did not exclude any component of the changes in fair value of the derivative instrument from the assessment of hedge effectiveness. The cash flow associated with the derivative designated as a net investment hedge is classified in cash flows from investing activities on our consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2019, we recognized $31 million in unrealized loss on our foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. During the year ended December 31, 2018, we did not have a net investment hedge. Additionally, we have not reclassified any gains or losses from AOCI into earnings during any of the periods presented.

Foreign Currency Exchange Contracts Not Designated As Hedging Instruments

We have a foreign currency exposure management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities are recorded in other income (expense), net, which is offset by the gains and losses on these foreign exchange contracts. The cash flows associated with our non-designated derivatives that hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities on our consolidated statements of cash flows.

Fair Value of Derivative Contracts
The fair value of our outstanding derivative instruments as of December 31, 2019 and 2018 was as follows:

	Balance Sheet Location	As of December 31,
		2019	2018
Derivative Assets:		(In millions)
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$45	$170
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	1	11
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	89	139
Total derivative assets		$135	$320

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$58	$3
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	13	—
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	51	64
Total derivative liabilities		$122	$67

Master Netting Agreements - Rights of Setoff
Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheets. Rights of setoff associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities by $92 million as of December 31, 2019 and $45 million as of December 31, 2018. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $12 million in cash collateral related to our derivative liabilities as of December 31, 2019 and no cash collateral as of December 31, 2018, which is recognized in other current assets on our consolidated balance sheets, and is related to the right to reclaim cash collateral. We received $39 million and $195 million in counterparty cash collateral related to our derivative assets as of December 31, 2019 and 2018, respectively, which is recognized in other current liabilities on our consolidated balance sheets and is related to the obligation to return cash collateral. We received no counterparty non-cash collateral as of December 31, 2019 and $6 million as of December 31, 2018 in the form of debt securities.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statements of Income

The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
	Net revenues
Total amounts presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$17,772	$15,451	$13,094
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$238	$(30)	$17

The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$24	$38	$(54)
Gains (losses) on foreign exchange contracts recognized in net revenues	—	7	—
Total gains (losses) recognized from foreign exchange contracts not designated as hedging instruments	$24	$45	$(54)

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign currency exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	Year Ended December 31,
	2019	2018
	(In millions)
Foreign exchange contracts designated as hedging instruments	$4,550	$3,831
Foreign exchange contracts not designated as hedging instruments	17,131	10,703
Total	$21,681	$14,534

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with independent chartered financial institutions that extend credit to the consumer or merchant using our credit products in the U.S. For our consumer credit products outside the U.S., we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and working capital loans in Germany through our Luxembourg banking subsidiary, and extend working capital loans in Australia through an Australian subsidiary. Prior to July 2018, we purchased receivables related to credit extended to U.S. consumers by independent chartered financial institutions and were responsible for servicing functions related to that portfolio. Following the completion of the sale of our U.S. consumer credit receivables portfolio to Synchrony in July 2018, we no longer purchased receivables related to the U.S. consumer loans, but remained responsible for the servicing functions related to the sold portfolio through a transition period which ended in the second quarter of 2019. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the year ended December 31, 2019 and 2018, we purchased approximately $4.7 billion and $8.1 billion in credit receivables, respectively. The credit receivables purchased during the year ended December 31, 2018 included purchases associated with our U.S. consumer credit receivables portfolio, which was designated as held for sale in November 2017 until the completion of the sale to Synchrony in July 2018.

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony. Historically, this portfolio was reported as outstanding principal balances, net of any participation interest sold and pro rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. Upon approval by our Board of Directors to sell these receivables, the portfolio was reclassified as held for sale and recorded at the lower of cost or fair value, determined on an aggregate basis. For the year ended December 31, 2017, due to the designation as held for sale, the associated allowance for this portfolio was reversed, resulting in an increase of approximately $39 million in revenue from other value added services and a decrease of approximately $283 million in transaction and loan losses on our consolidated statements of income. In July 2018, we completed the sale of this portfolio to Synchrony, approximately at par, for total consideration of $6.9 billion, which includes cash consideration of $6.5 billion and a long-term note receivable in the amount of $426 million, which was recorded at its present value at the time of the completion of the sale in the amount of $261 million in other assets on our consolidated balance sheets. This amount is subject to accretion over the term of the arrangement, and is not reflected as a cash item on our consolidated statements of cash flows. The purchase price was subject to post-closing true-up and certain other adjustments under the terms of the purchase agreement. During the year ended December 31, 2018, additional expenses incurred due to this transaction resulted in a net loss of approximately $40 million recorded in restructuring and other expenses on our consolidated statements of income, and during the year ended December 31, 2019, we recorded a gain of $7 million representing an adjustment to the consideration exchanged in the sale. PayPal also earns a revenue share on the portfolio of consumer receivables owned by Synchrony, which includes both the sold and newly generated receivables. The transaction was accounted for as a true sale based on our determination that it met all the necessary criteria for such accounting, including legal isolation for transferred assets, ability of the transferee to pledge or exchange the transferred assets without constraint, and the transfer of control. We also concluded that our continuing involvement in the revenue share arrangement does not invalidate this determination.

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of December 31, 2019 and 2018, the outstanding balance of consumer receivables, which primarily consisted of loans and interest receivable due from international consumer accounts, was $1.3 billion and $704 million, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consumer Receivables Delinquency and Allowance

The following tables present the delinquency status of the principal amount of consumer loans and interest receivable. The amounts shown below are based on the number of days past the billing date to the consumer. Current represents balances that are within 30 days of the billing date.

December 31, 2019
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$1,242	$37	$15	$28	$80	$1,322
93.9%	2.8%	1.1%	2.2%	6.1%	100%

December 31, 2018
(In millions)
Current	30 - 59 Days	60 - 89 Days	90 - 180 Days	Total Past 30 days	Total
$668	$18	$6	$12	$36	$704
94.9%	2.5%	0.9%	1.7%	5.1%	100%

We charge off consumer loan receivable balances in the month in which a customer’s balance becomes 180 days past the payment due date. Bankrupt accounts are charged off within 90 days after receipt of notification of bankruptcy. Loans receivable past the payment due date continue to accrue interest until they are charged off. We record an allowance for loss against the interest receivable.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning Balance	$27	$3	$30	$57	$6	$63
Provisions	34	11	45	53	8	61
Charge-offs	(43)	(6)	(49)	(104)	(11)	(115)
Recoveries(2)	31	—	31	21	—	21
Ending Balance	$49	$8	$57	$27	$3	$30

(1) Beginning balance includes approximately $50 million of U.S. consumer credit receivables that were fully reserved and have been charged off as of December 31, 2018.
(2) The recoveries were primarily related to fully charged off U.S. consumer receivables not subject to the sale to Synchrony.

The tables above exclude receivables from other consumer credit products of $92 million and $96 million at December 31, 2019 and 2018, respectively, and allowances of $10 million and $12 million at December 31, 2019 and 2018, respectively.

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

Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of December 31, 2019 and 2018, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.8 billion and $1.9 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $124 million and $84 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through our PPWC product, a merchant can borrow a certain percentage of their annual payment volume processed by PayPal and is charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. PPBL repayments are collected by periodic payments until the balance has been satisfied.

The interest or fee is fixed at the time the loan or advance is extended and recognized as deferred revenues included in accrued expenses and other current liabilities on our consolidated balance sheets. The fixed interest or fee is amortized to revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

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

December 31, 2019
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$2,523	$115	$61	$100	$17	$293	$2,816
89.6%	4.1%	2.1%	3.6%	0.6%	10.4%	100%

December 31, 2018(1)
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$1,706	$66	$32	$57	$13	$168	$1,874
91.0%	3.6%	1.7%	3.0%	0.7%	9.0%	100%

(1) Excludes $30 million of loan receivables related to iZettle merchant receivables.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Merchant Loans and Advances	Interest & Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest & Fees Receivable	Total Allowance
	(In millions)
Beginning Balance	$115	$15	$130	$52	$7	$59
Provisions	240	26	266	162	20	182
Charge-offs	(201)	(21)	(222)	(109)	(12)	(121)
Recoveries	17	—	17	10	—	10
Ending Balance	$171	$20	$191	$115	$15	$130

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past due. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for loan losses is recognized in transaction and loan losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenues included in accrued expenses and other current liabilities on our consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2019, we had an outstanding aggregate principal amount of $5.0 billion related to the Notes. The following table summarizes the Notes:

		Balance at December 31, 2019
	Maturities	Amount	Effective Interest Rate
		(in millions)
Fixed-rate 2.200% notes	9/26/2022	$1,000	2.39%
Fixed-rate 2.400% notes	10/1/2024	1,250	2.52%
Fixed-rate 2.650% notes	10/1/2026	1,250	2.78%
Fixed-rate 2.850% notes	10/1/2029	1,500	2.96%
Total term debt		5,000

Unamortized premium (discount) and issuance costs, net		(35)
Total carrying amount of term debt		$4,965

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $35 million for the year ended December 31, 2019.

Credit Facilities

Five-Year Revolving Credit Facility

On September 11, 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British Pound, Canadian dollar, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees all borrowings and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2019, no subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement bear interest at either (i) the applicable eurocurrency rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, (ii) the applicable overnight rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, or (iii) a formula based on the prime rate, the federal funds effective rate, or London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt ratings) ranging from zero percent to 0.375 percent. The Credit Agreement will terminate and all amounts owed thereunder will be due and payable in September 2024, unless the commitments are terminated earlier. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of December 31, 2019, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2019, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Upon our entry into the Credit Agreement, the credit agreement that we entered into in the third quarter of 2015 providing for an unsecured $2.0 billion, five-year revolving credit facility was terminated.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

364-Day Revolving Credit Facility

On September 11, 2019, we entered into a 364-Day credit agreement (“364-Day Credit Agreement”) that provides for an unsecured $1.0 billion 364-Day revolving credit facility. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the 364-Day Credit Agreement, provided that PayPal Holdings, Inc. guarantees all borrowings and other obligations of any such subsidiaries under the 364-Day Credit Agreement. As of December 31, 2019, no subsidiaries were designated as additional borrowers. Funds borrowed under the 364-Day Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the 364-Credit Agreement.

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

As of December 31, 2019, no borrowings were outstanding under the 364-Day Credit Agreement. Accordingly, at December 31, 2019, $1.0 billion of borrowing capacity was available for the purposes permitted by the 364-Day Credit Agreement, subject to customary conditions to borrowing.

Amended Credit Agreement

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”), which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provided for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. We were obligated to pay interest on loans under the Amended Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings and other amounts payable under the Amended Credit Agreement were guaranteed by PayPal, Inc. Funds borrowed under the Amended Credit Agreement were available to be used to repurchase equity securities from shareholders, to repay intercompany debt, and for other general corporate purposes of the Company and our subsidiaries.

As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. The borrowings outstanding as of December 31, 2018 bore interest at one-month LIBOR plus a margin of 1.125% resulting in a weighted average interest rate of 3.34%. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. On September 26, 2019, the Amended Credit Agreement was terminated and we repaid $2.5 billion of borrowings outstanding under that agreement. The total interest expense and fees we recorded related to the Amended Credit Agreement were $69 million and $72 million for the year ended December 31, 2019 and 2018, respectively.

Other Available Facilities

We also maintain committed and uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $230 million in the aggregate. This available credit, a portion of which is guaranteed by PayPal Holdings, Inc., includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes, capital expenditures, and acquisitions. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2019, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Principal Payments

As of December 31, 2019, the future principal payments associated with our long term debt were as follows (in millions):

2020	$—
2021	—
2022	1,000
2023	—
2024	1,250
Thereafter	2,750
Total	$5,000

Note 13—Commitments and Contingencies
Commitments
As of December 31, 2019 and 2018, approximately $3.1 billion and $1.8 billion, respectively, of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2019. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

As previously disclosed, PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019, and PPAU is continuing to cooperate with AUSTRAC and the appointed external auditor in this matter. As required by AUSTRAC’s notice, PPAU issued an interim report to AUSTRAC on December 31, 2019. The external auditor is currently due to issue a final report at the end of February 2020, subject to any approved changes. We cannot estimate the potential impact, if any, on our business or financial statements at this time.  An adverse outcome arising from the external auditor’s review and any associated proceeding or matter initiated by AUSTRAC, however, could result in injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956-EMC was filed in the U.S. District Court for the Northern District of California (the “Court”) against the Company, its Chief Executive Officer, its Chief Financial Officer, and Hamed Shahbazi, the former chief executive officer of TIO, (the “Defendants”) alleging violations of federal securities laws. The initial compliant alleged that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed a first amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The first amended complaint was purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleged that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the first amended complaint on July 13, 2018 and the Court granted the motion, without prejudice, on December 13, 2018. Plaintiffs filed a second amended complaint on January 14, 2019. The second amended complaint alleges substantially the same theory of liability as the first amended complaint, but no longer names Hamed Shabazi as a defendant. The remaining Defendants filed their motion to dismiss the second amended complaint on March 15, 2019, and a hearing was held on July 16, 2019. The court granted Defendant’s motion to dismiss with prejudice on September 18, 2019; plaintiffs have filed a notice of appeal. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future. See “Note 4—Business Combinations” and “Note 5—Goodwill and Intangible Assets” to our consolidated financial statements for additional disclosure relating to the suspension of operations of TIO.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law, or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as we have grown larger, our business has expanded in scope (both in terms of the range of products and services that we offer and our geographical operations), and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Indemnification Provisions

In 2015, PayPal became an independent publicly traded company through the pro rata distribution by eBay Inc. (“eBay”) of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the “separation” or the “distribution”). We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement, and various other agreements with eBay to govern the separation of the two companies in 2015 and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations for both eBay and us. Disputes between eBay and us have arisen and others may arise in the future, and an adverse outcome in such matters could materially and adversely impact our business, results of operations, and financial condition. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.
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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (TPV) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the year end December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(In millions)
Beginning balance	$344	$266
Provisions, net of recoveries	1,092	1,059
Realized losses	(1,037)	(981)
Ending balance	$399	$344

Note 14—Stock Repurchase Programs

In January 2016, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In April 2017, our Board of Directors authorized an additional stock repurchase program that provided for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. This program became effective upon completion of the January 2016 stock repurchase program in December 2017. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program will become effective upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties, and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

During the year ended December 31, 2019, we repurchased approximately 14 million shares of our common stock for approximately $1.4 billion, including approximately $656 million in the open market and approximately $750 million pursuant to an accelerated share repurchase (“ASR”) agreement under our April 2017 stock repurchase program.

In February 2019, we entered into an ASR agreement with an unrelated third party financial institution to repurchase shares of our common stock. Under the terms of the ASR agreement, we made an upfront payment of approximately $750 million to the third party financial institution and received approximately 7.7 million shares of our common stock, at an average price of $96.91 per share of common stock during the term of the transaction, which ended in March 2019. The total number of shares of our common stock repurchased was based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. We recorded the initial payment of $750 million as a reduction to stockholders’ equity on our consolidated balance sheets. All common stock received under the ASR agreement was recorded as treasury stock and the forward contract indexed to our own common stock met all applicable criteria for equity classification.

As of December 31, 2019, a total of approximately $68 million and $10 billion remained available for future repurchases of our common stock under our April 2017 and July 2018 stock repurchase programs, respectively.

During the year ended December 31, 2018, we repurchased approximately 44 million shares of our common stock for approximately $3.5 billion, including approximately $2.5 billion in the open market and approximately $1.0 billion pursuant to an ASR agreement under our April 2017 stock repurchase program.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2017, we repurchased approximately 20 million shares of our common stock for approximately $1.0 billion in the open market under our January 2016 and April 2017 stock repurchase programs.

Shares of common stock repurchased for the periods presented were recorded as treasury stock for the purposes of calculating earnings per share and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 15—Stock-Based and Employee Savings Plans

Equity Incentive Plan

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance based restricted stock units (“PBRSUs”), deferred stock units (“DSUs”), and stock payments, may be granted to our directors, officers, and employees. In May 2018, our stockholders approved increasing the number of shares reserved for issuance under the Plan by an additional 37 million shares. At December 31, 2019, there were 81 million shares authorized under the Plan and 60 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

All stock options granted under the Plan generally vest 12.5% six months from the date of grant or 25% one year from the date of grant with the remainder vesting at a rate of 2.08% per month thereafter, and generally expire seven years from the date of grant. The cost of stock options is determined using the Black-Scholes option pricing model on the date of grant. We discontinued granting stock options in January 2016.

RSUs are granted to eligible employees under the Plan. RSUs generally vest in equal annual installments over a period of three years, are subject to an employee’s continuing service to us, and do not have an expiration date. The cost of RSUs granted is determined using the fair market value of PayPal’s common stock on the date of grant.

Certain of our executives and non-executives are eligible to receive PBRSUs, which are equity awards that may be earned based on an initial target number with the final number of PBRSUs that may be vested and settled determined based on the Company’s performance against pre-established performance metrics over a predefined performance period. PBRSUs granted under the Plan generally have one to three-year performance periods with cliff vesting following the completion of the performance period, subject to the Compensation Committee’s approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PBRSUs that may be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PBRSUs issued could range from 0% to 200% of the target amount.

Employee Stock Purchase Plan
In May 2018, our stockholders approved increasing the number of shares reserved for issuance under the Amended and Restated PayPal Holdings, Inc. Employee Stock Purchase Plan (“ESPP”) by an additional 50 million shares. Under the terms of the ESPP, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. For the years ended December 31, 2019, 2018, and 2017, our employees purchased 1.8 million, 2.4 million, and 2.7 million shares under the ESPP at an average per share price of $66.36, $43.09, and $34.06, respectively. As of December 31, 2019, approximately 51 million shares were reserved for future issuance under the ESPP.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2019	1,183	$27.39
Assumed	—	$—
Exercised	(693)	$29.01
Forfeited/expired/canceled	(14)	$22.71
Outstanding at December 31, 2019	476	$25.18	3.61	$40,113
Expected to vest	78	$19.78	5.61	$6,973
Options exercisable	390	$26.33	3.17	$32,431

No options were granted or assumed in 2019. The weighted average grant date fair value of options assumed from acquisitions during the years ended December 31, 2018 and 2017 was $72.02, and $49.47, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at December 31, 2019. During the years ended December 31, 2019, 2018, and 2017, the aggregate intrinsic value of options exercised under the Plan was $51 million, $71 million, and $53 million, respectively, determined as of the date of option exercise. At December 31, 2019, all outstanding options were in-the-money.
RSU, PBRSU, and Restricted Stock Activity

The following table summarizes the RSUs, PBRSUs, and restricted stock activity under the Plan as of December 31, 2019 and changes during the year ended December 31, 2019:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2019	27,962	$57.81
Awarded(1)	14,662	$95.43
Vested(1)	(16,284)	$53.34
Forfeited	(3,331)	$74.65
Outstanding at December 31, 2019	23,009	$83.61
Expected to vest	20,330

(1) Includes approximately 1.4 million additional PBRSUs issued in respect of company performance in connection with the Company’s 2018 annual incentive plan.
During the years ended December 31, 2019, 2018, and 2017, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $1.6 billion, $1.4 billion, and $519 million, respectively.

In the year ended December 31, 2019, the Company granted 1.5 million PBRSUs with a one-year performance period (fiscal 2019) and cliff vesting following the completion of the performance period in February 2020 (one year from the annual incentive award cycle grant date), and 0.9 million PBRSUs with a three-year performance period.

In the year ended December 31, 2018, the Company granted 1.6 million PBRSUs with a one-year performance period (fiscal 2018) and cliff vesting following the completion of the performance period in February 2019 (one year from the annual incentive award cycle grant date), and 0.8 million PBRSUs with a three-year performance period. Additionally, in the year ended December 31, 2018, the Company granted 0.4 million PBRSUs with a five-year performance period based on market conditions; the number of PBRSUs that may be issued under this award is fixed.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense
We record stock-based compensation expense for the Plan in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Plan for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Customer support and operations	$198	$174	$142
Sales and marketing	127	125	107
Technology and development	420	303	277
General and administrative	305	269	218
Total stock-based compensation expense	$1,050	$871	$744

Capitalized as part of internal use software and website development costs	$38	$38	$24
Income tax benefit recognized for stock-based compensation arrangements	$176	$154	$218

As of December 31, 2019, there was approximately $1.0 billion of unearned stock-based compensation estimated to be expensed primarily from 2020 through 2021. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

Employee Saving Plan

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In the years ended December 31, 2019, 2018, and 2017, under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution of $11,200, $11,200, and $10,800, respectively, per employee. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2019, 2018, and 2017, the matching contribution expense for our U.S. and international savings plans was approximately $59 million, $51 million, and $47 million, respectively.

Note 16—Income Taxes

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which had not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated.

During the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Act. In the year ended December 31, 2018, we recognized $20 million of tax expense in addition to the $180 million of provisional tax expense recorded at December 31, 2017 for the enactment-date effects of the Tax Act, for a total of $200 million of net tax expense, which consists of $1.5 billion of net federal and state Transition Tax, the majority of which is payable in installments over eight years, $1.3 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, and $5 million net expense for remeasurement of our deferred tax assets/liabilities for the corporate rate reduction and changes in our valuation allowance.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner. In the June 2019 decision, the U.S. Court of Appeals held that a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement was valid. We have reviewed this case and determined no adjustment is required to PayPal’s consolidated financial statements as a result of this ruling.

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
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
United States	$8	$(474)	$(593)
International	2,990	2,850	2,793
Income before income taxes	$2,998	$2,376	$2,200

The income tax expense is composed of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$132	$180	$1,522
State and local	47	32	36
Foreign	629	278	146
Total current portion of income tax expense	$808	$490	$1,704
Deferred:
Federal	$(107)	$(115)	$(1,304)
State and local	(39)	(35)	(3)
Foreign	(123)	(21)	8
Total deferred portion of income tax expense	(269)	(171)	(1,299)
Income tax expense	$539	$319	$405

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	0.3%	(0.1)%	0.8%
Foreign income taxed at different rates	(5.0)%	(3.9)%	(26.7)%
Stock-based compensation expense	(3.9)%	(4.1)%	(0.8)%
Tax credits	(2.4)%	(2.1)%	(1.4)%
Change in valuation allowances	0.1%	—%	1.4%
U.S. tax reform (the Tax Act)	—%	0.9%	8.2%
Intra-group transfer of intellectual property	7.6%	0.7%	1.0%
Other	0.3%	1.0%	0.9%
Effective income tax rate	18.0%	13.4%	18.4%

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2019, the difference between the effective income tax rate and the U.S. federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and stock based compensation deductions, partially offset by tax expense related to the intra-group transfer of intellectual property. For the year ended December 31, 2018, the difference between the effective income tax rate and the federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and stock based compensation deductions. For the year ended December 31, 2017, the difference between the effective income tax rate and the federal statutory rate of 35% to income before income taxes is primarily the result of foreign income taxed at different rates, partially offset by the effects of the Tax Act discussed above.
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2019	2018
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$182	$196
Accruals and allowances	235	179
Lease liability	120	—
Partnership investment	8	9
Stock-based compensation	160	136
Net unrealized losses	5	8
Fixed assets and other intangibles	88	—
Total deferred tax assets	798	528
Valuation allowance	(184)	(132)
Net deferred tax assets	$614	$396
Deferred tax liabilities:
Unremitted foreign earnings	$(17)	$(35)
Fixed assets and other intangibles	—	(58)
Acquired intangibles	(103)	(167)
Lease asset	(116)	—
Net unrealized gains	(71)	(21)
Total deferred tax liabilities	(307)	(281)
Net deferred tax assets	$307	$115

The following table shows the deferred tax assets and liabilities within our consolidated balance sheets:

		As of December 31,
		2019	2018
	Balance Sheet Location	(In millions)
Total deferred tax assets (non-current)	Other assets	$396	$224
Total deferred tax liabilities (non-current)	Deferred tax liability and other long-term liabilities	(89)	(109)
Total net deferred tax assets		$307	$115

As of December 31, 2019, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $20 million, $403 million, and $273 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2022, and the state net operating loss carryforwards will begin to expire in 2020. Approximately $14 million of the foreign net operating loss carryforwards will begin to expire in 2021, $56 million will begin to expire in 2034, and $203 million has no expiration date and may be carried forward indefinitely. As of December 31, 2019, our federal and state tax credit carryforwards for income tax purposes were approximately $1 million and $205 million, respectively. The federal tax credits will begin to expire in 2028. Most of the state tax credits may be carried forward indefinitely.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We have elected the tax law ordering approach to assess the realizability of our net operating losses. During the years ended December 31, 2019, 2018, and 2017, we increased our valuation allowance by $52 million, $39 million, and $50 million, respectively. At December 31, 2019, 2018, and 2017, we maintained a valuation allowance with respect to certain of our deferred tax assets relating to operating losses in certain states and foreign jurisdictions and tax credits in certain states that we believe are not likely to be realized.

At December 31, 2019, none of our unremitted foreign earnings of approximately $6.6 billion are considered to be indefinitely reinvested. We have accrued $17 million of deferred U.S. state and foreign withholding taxes on the $6.6 billion of undistributed foreign earnings.
We benefit from tax rulings concluded in several different jurisdictions, most significantly Singapore and Luxembourg. These rulings result in significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under these tax rulings. These rulings resulted in tax savings of approximately $472 million, $465 million and $443 million in 2019, 2018, and 2017, respectively. The benefit of these tax rulings on our net income per share (diluted) was approximately $0.40, $0.39, and $0.36 in 2019, 2018, and 2017, respectively. In December 2019, a new tax ruling was concluded in Singapore. The new ruling takes effect after the current ruling expires at the end of 2020 and will be in effect from 2021 through 2030. In December 2019, the Luxembourg government passed legislation confirming that tax rulings granted before January 1, 2015 will no longer be binding after December 31, 2019.
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$800	$424	$312
Increases related to prior period tax positions	97	120	61
Decreases related to prior period tax positions	(28)	(6)	(23)
Increases related to current period tax positions	336	287	112
Settlements	(63)	(20)	(35)
Statute of limitation expirations	(1)	(5)	(3)
Gross amounts of unrecognized tax benefits as of the end of the period	$1,141	$800	$424

If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $991 million.

During the year ended December 31, 2018, we increased our unrecognized tax benefits by $194 million due to uncertainties related to the impacts of the Tax Act.

In December 31, 2019, 2018, and 2017, we recognized net interest and penalties of $63 million, $57 million, and $13 million, respectively, related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2019 and 2018 was approximately $171 million and $124 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2007 to 2018 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2006 primarily include the U.S. (Federal and California), France, Germany, India, Israel, and Singapore. During 2019, we settled various audits, including certain U.S. Federal and California audits. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.
Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2019 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Restructuring

In the first quarters of 2019, 2018, and 2017, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $78 million, $25 million, and $40 million, respectively.

The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities, and included the transfer of certain operational functions between geographies, as well as the impact of the transition servicing activities provided to Synchrony, which ended in the second quarter of 2019. The following table summarizes the restructuring reserve activity during the year ended December 31, 2019:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2019	$3
Charges	78
Payments	(72)
Accrued liability as of December 31, 2019	$9

The strategic reduction approved in the first quarter of 2018 included restructuring charges related to the decision to wind down TIO’s operations. We incurred employee and severance benefits expenses under both the 2018 and 2017 strategic reductions, which were substantially completed by the end of 2018 and 2017, respectively.
Note 18—Subsequent Events
On January 3, 2020, we completed our acquisition of Honey Science Corporation (“Honey”) by acquiring all outstanding shares for total consideration of approximately $4.0 billion, consisting of approximately $3.6 billion in cash and approximately $400 million in restricted stock, subject to vesting conditions. We believe our acquisition of Honey will enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants. The acquisition will be accounted for as a business combination.

PayPal Holdings, Inc.

Supplementary Data — Quarterly Unaudited Financial Data

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2019 and 2018.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$4,128	$4,305	$4,378	$4,961
Net income	$667	$823	$462	$507
Net income per share - basic	$0.57	$0.70	$0.39	$0.43
Net income per share - diluted	$0.56	$0.69	$0.39	$0.43
Weighted average shares:
Basic	1,171	1,175	1,175	1,174
Diluted	1,188	1,187	1,188	1,187

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$3,685	$3,857	$3,683	$4,226
Net income	$511	$526	$436	$584
Net income per share - basic	$0.43	$0.44	$0.37	$0.50
Net income per share - diluted	$0.42	$0.44	$0.36	$0.49
Weighted average shares:
Basic	1,192	1,187	1,181	1,177
Diluted	1,217	1,202	1,199	1,196

PayPal Holdings, Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2017	$222	$823	$(779)	$266
Year Ended December 31, 2018	$266	$1,059	$(981)	$344
Year Ended December 31, 2019	$344	$1,092	$(1,037)	$399
Allowance for Loans and Interest Receivable
Year Ended December 31, 2017	$339	$274	$(484)	$129
Year Ended December 31, 2018	$129	$243	$(200)	$172
Year Ended December 31, 2019	$172	$325	$(239)	$258

ITEM 16. FORM 10-K SUMMARY
None.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
2.02	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and Bill Me Later, Inc.		8-K	11/16/2017
2.03	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and PayPal (Europe) S.à r.l. et Cie. S.C.A.		8-K	11/16/2017
2.04	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and Bill Me Later, Inc.		10-Q	7/26/2018
2.05	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and PayPal (Europe) S.à r.l. et Cie. S.C.A.		10-Q	7/26/2018
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws effective January 17, 2019.		8-K	1/18/2019
4.01	Description of Securities	X
4.02	Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee.		8-K	9/26/2019
10.01	Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015.		8-K	7/20/2015
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
10.06
Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents
			8-K	9/12/2019
10.07	364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	9/12/2019
10.08+	PayPal Employee Incentive Plan, as amended and restated.		DEF 14A	4/14/2016
10.09+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan		8-K	5/25/2018
10.10+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.11	PayPal Holdings, Inc. Change in Control Severance Plan for Key Employees, dated June 16, 2015.		10-12B/A	6/18/2015
10.12+	PayPal Holdings, Inc. SVP and Above Standard Severance Plan, dated June 16, 2015.		10-12B/A	6/18/2015
10.13+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan		8-K	12/30/2019
10.14+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers.		10-12B/A	5/14/2015
10.15+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.16+
Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unite Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated.
			10-Q	4/27/2017
10.17+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.18+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.19+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.		10-12B/A	5/14/2015
10.20+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.21+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.22+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman.		10-12B/A	5/14/2015
10.23+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland.		10-K	2/11/2016
10.24+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach.		10-K	2/11/2016
10.25+	Letter dated May 19, 2015 from eBay Inc. to William Ready.		10-12B/A	6/2/2015
10.26+†	Separation Agreement dated June 17, 2019 between William Ready and PayPal Holdings, Inc.		10-Q	7/25/2019
10.27+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.28+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.29+	Letter Agreement effective February 20, 2019 between Mark Britto and PayPal Holdings, Inc.		10-Q	4/25/2019
10.30+	Letter Agreement dated December 22, 2018 between Allison Johnson and PayPal Holdings, Inc.		10-Q	4/25/2019
10.31+	Independent Director Compensation Policy		10-K	2/7/2019
21.01	List of Subsidiaries.	X
22.01	PricewaterhouseCoopers LLP consent.	X
23.01	Power of Attorney (see signature page).	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	X
+ Indicates a management contract or compensatory plan or arrangement
† Certain portions of this document have been omitted pursuant to Item 601(b)(10) of Regulation S‑K and, where applicable, have been marked with “[***]” to indicate where omissions have been made. The marked information has been omitted because it is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby undertakes to provide further information regarding such marked information to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 6, 2020.

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