Form 10-Q
period 2020-03-31
PayPal Holdings, Inc.
filed 2020-05-07
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.
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
Yes☐ No  ☒
As of May 1, 2020, there were 1,173,981,657 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,854	$7,349
Short-term investments	2,332	3,412
Accounts receivable, net	412	435
Loans and interest receivable, net of allowances of $754 and $258 as of March 31, 2020 and December 31, 2019, respectively	3,712	3,972
Funds receivable and customer accounts	22,817	22,527
Prepaid expenses and other current assets	1,057	800
Total current assets	38,184	38,495
Long-term investments	2,366	2,863
Property and equipment, net	1,646	1,693
Goodwill	9,124	6,212
Intangible assets, net	1,369	778
Other assets	1,577	1,292
Total assets	$54,266	$51,333
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217	$232
Funds payable and amounts due to customers	24,817	24,527
Accrued expenses and other current liabilities	2,276	2,087
Income taxes payable	139	73
Total current liabilities	27,449	26,919
Deferred tax liability and other long-term liabilities	2,839	2,520
Long-term debt	7,967	4,965
Total liabilities	38,255	34,404
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,173 shares outstanding as of both March 31, 2020 and December 31, 2019	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 113 and 105 shares as of March 31, 2020 and December 31, 2019, respectively	(7,672)	(6,872)
Additional paid-in-capital	15,501	15,588
Retained earnings	8,258	8,342
Accumulated other comprehensive income (loss)	(120)	(173)
Total PayPal Stockholders’ equity	15,967	16,885
Noncontrolling interest	44	44
Total equity	16,011	16,929
Total liabilities and equity	$54,266	$51,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share data)
	(Unaudited)
Net revenues	$4,618	$4,128
Operating expenses:
Transaction expense	1,739	1,549
Transaction and credit losses	591	341
Customer support and operations	399	388
Sales and marketing	371	329
Technology and development	605	511
General and administrative	486	419
Restructuring and other charges	29	73
Total operating expenses	4,220	3,610
Operating income	398	518
Other income (expense), net	(135)	199
Income before income taxes	263	717
Income tax expense	179	50
Net income	$84	$667

Net income per share:
Basic	$0.07	$0.57
Diluted	$0.07	$0.56

Weighted average shares:
Basic	1,173	1,171
Diluted	1,185	1,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(In millions)
	(Unaudited)
Net income	$84	$667
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(171)	(67)
Net investment hedge CTA gain	71	—
Unrealized gains (losses) on cash flow hedges, net	144	(46)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(2)	1
Unrealized gains on investments, net	15	11
Tax expense on unrealized gains on investments, net	(4)	(2)
Other comprehensive income (loss), net of tax	53	(103)
Comprehensive income	$137	$564
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	84	—	84
Foreign CTA	—	—	—	(171)	—	—	(171)
Net investment hedge CTA gain	—	—	—	71	—	—	71
Unrealized gains on cash flow hedges, net	—	—	—	144	—	—	144
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(2)	—	—	(2)
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	8	—	(382)	—	—	—	(382)
Common stock repurchased	(8)	(800)	—	—	—	—	(800)
Stock-based compensation	—	—	295	—	—	—	295
Balances at March 31, 2020	1,173	$(7,672)	$15,501	$(120)	$8,258	$44	$16,011

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$—	$15,386
Adoption of lease accounting standard	—	—	—	—	3	—	3
Net income	—	—	—	—	667	—	667
Foreign CTA	—	—	—	(67)	—	—	(67)
Unrealized losses on cash flow hedges, net	—	—	—	(46)	—	—	(46)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	11	—	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	(302)	—	—	—	(302)
Common stock repurchased	(8)	(705)	(45)	—	—	—	(750)
Stock-based compensation	—	—	256	—	—	—	256
Balances at March 31, 2019	1,172	$(6,216)	$14,848	$(25)	$6,550	$—	$15,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$84	$667
Adjustments:
Transaction and credit losses	591	341
Depreciation and amortization	293	230
Stock-based compensation	283	247
Deferred income taxes	(79)	74
Unrealized losses (gains) on strategic investments	151	(180)
Other	(32)	(44)
Changes in assets and liabilities:
Accounts receivable	77	(96)
Changes in loans and interest receivable held for sale, net	—	4
Accounts payable	(21)	(3)
Income taxes payable	51	14
Other assets and liabilities	106	(227)
Net cash provided by operating activities	1,504	1,027
Cash flows from investing activities:
Purchases of property and equipment	(206)	(218)
Proceeds from sales of property and equipment	119	—
Changes in principal loans receivable, net	(386)	(357)
Purchases of investments	(3,593)	(8,138)
Maturities and sales of investments	5,511	6,028
Acquisitions, net of cash and restricted cash acquired	(3,612)	—
Funds receivable	(401)	(2,175)
Net cash used in investing activities	(2,568)	(4,860)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	7
Purchases of treasury stock	(800)	(756)
Tax withholdings related to net share settlements of equity awards	(402)	(309)
Borrowings under financing arrangements	3,000	—
Funds payable and amounts due to customers	457	2,560
Other financing activities	(15)	—
Net cash provided by financing activities	2,241	1,502
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(178)	1
Net change in cash, cash equivalents, and restricted cash	999	(2,330)
Cash, cash equivalents, and restricted cash at beginning of period	15,743	13,233
Cash, cash equivalents, and restricted cash at end of period	$16,742	$10,903

Supplemental cash flow disclosures:
Cash paid for interest	$11	$20
Cash paid for income taxes, net	$30	$22

The below table reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$7,854	$4,515
Short term investments	17	15
Funds receivable and customer accounts	8,871	6,373
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$16,742	$10,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products and services, comprise our proprietary Payments Platform.

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest reported as a component of equity on our condensed consolidated balance sheets represents the equity interests not owned by PayPal and is recorded for consolidated entities we control and of which we own less than 100%. Noncontrolling interest is not presented separately on our condensed consolidated statements of income as the amount is de minimis.
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
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission on February 6, 2020.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for interim periods. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2020.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, loss contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur, and as additional information surrounding the impact of the novel coronavirus pandemic is obtained. Actual results could differ from these estimates and any such differences may be material to our financial statements.

Investments

Short-term investments include time deposits, government and agency securities, and corporate debt securities with original maturities of greater than three months but less than one year when purchased or maturities of less than one year on the reporting date. Long-term investments include government and agency securities and corporate debt securities with maturities exceeding one year, and our strategic investments. Government and agency securities and corporate debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Accrued interest receivable on available-for-sale debt securities totaled $45 million and $54 million, respectively, at March 31, 2020 and December 31, 2019 and is included in other current assets on our condensed consolidated balance sheets.

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

Our strategic investments consist of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value and equity method investments. The investments that do not have readily determinable fair value are measured at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recorded in other income (expense), net on our condensed consolidated statements of income. Our investments where we have the ability to exercise significant influence, but not control, over the investee are accounted for as equity method investments and our share of the investee’s results of operations is included in other income (expense), net.

We assess whether an impairment loss on our non-marketable equity securities and an other-than-temporary impairment loss on our equity method investments has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities or impairment is considered other-than-temporary for our equity method investments, we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our condensed consolidated statements of income.

Our available-for-sale debt securities in an unrealized loss position will be written down to fair value through a charge to other income (expense), net in our condensed consolidated statements of income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining available-for-sale debt securities in an unrealized loss position, if we identify that the decline in fair value has resulted from credit losses, considering changes to the rating of the security by rating agencies, implied yields versus benchmark yields, and the extent to which fair value is less than amortized cost, among other factors, we will estimate the present value of cash flows expected to be collected. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and international consumer loans originated under our PayPal Credit products. In the U.S., we partner with an independent chartered financial institution that extends credit to merchants using our PPWC product or PPBL product and purchase the related receivables extended by the independent chartered financial institution.

For our international consumer credit products, we extend credit through our Luxembourg banking subsidiary. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and loans in Germany through our Luxembourg banking subsidiary, and we extend working capital loans in Australia through an Australian subsidiary.

As part of our arrangement with the independent chartered financial institution in the U.S., we sell back a participation interest in the pool of merchant receivables. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. The independent chartered financial institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered.

Loans, advances, and interest and fees receivable are reported at their outstanding balances, net of any participation interests sold and pro rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We maintain the servicing rights for the entire pool of consumer and merchant receivables outstanding and receive a fee approximating the fair value for servicing the assets underlying the participation interest sold.

The terms of our consumer relationships require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

U.S. Consumer Credit Portfolio

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank (“Synchrony”). Following the closing of this transaction in July 2018, Synchrony became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. We no longer hold an ownership interest in the receivables generated through the program and thus, no longer record these receivables on our condensed consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony, which includes both the sold and newly generated receivables, and it is recorded in revenue from other value-added services on our condensed consolidated statements of income. See “Note 11—Loans and Interest Receivable” for additional information related to this arrangement.

Through the closing of the transaction with Synchrony, we continued to work with an independent chartered financial institution to extend credit to U.S. consumers using our PayPal Credit product. We purchased the related receivables extended by independent chartered financial institutions until July 2018. As part of the arrangements we had with the independent chartered financial institutions in the U.S., we sold back a participation interest in the pool of U.S. consumer receivables outstanding under PayPal Credit consumer accounts. For these arrangements, gains or losses on the sale of the participation interest were not material as the carrying amount of the participation interest sold approximated the fair value at time of transfer.

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents our estimate of lifetime expected credit losses inherent in our portfolio of loans and interest receivables. Increases to the allowance for loans receivable are reflected as a component of transaction and credit losses on our condensed consolidated financial statements. Increases to the allowance for interest and fees receivable are reflected as a reduction of net revenues on our condensed consolidated statements of income, or as a reduction of deferred revenue when interest and fees are billed at the inception of a loan or advance. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and judgments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allowance for loans and interest receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio that is segmented by geographic region, delinquency, and vintage, among other factors. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by geographic region, first borrowing versus reuse, delinquency, credit rating and vintage, among other factors, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. Our consumer receivables, which are primarily revolving in nature, do not have a contractual term; however, the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term; however, the reasonable and supportable forecast period considered for projected loss rates is approximately 2.5 to 3.5 years, depending upon the product. The allowance for losses against the interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency and period of origination, among other factors.

In connection with our agreement to sell our U.S. consumer credit receivables to Synchrony and the designation of that portfolio as held for sale in November 2017, we reversed the corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loans and interest receivables, held for sale were not established. Adjustments to the cost basis of this portfolio until the sale was completed, which were primarily driven by charge-offs, were recorded in restructuring and other charges on our consolidated statements of income.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other liabilities and other long-term liabilities on our condensed consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method would require the asset to remain on the consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation. As of March 31, 2020, we had no finance leases.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, buyer protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual data received, including actual claims data reported by our claims processors. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, the mix of transaction and loss types, as well as macroeconomic factors, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our condensed consolidated statements of income. At March 31, 2020 and December 31, 2019, the allowance for transaction losses totaled $120 million and $136 million, respectively, and was included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for ACH returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of goods or services, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for lifetime expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as necessary. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written-off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances.

Negative customer balances are included in other current assets, net of the allowance on our condensed consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our condensed consolidated statements of income. The allowance for negative customer balances was $276 million and $263 million at March 31, 2020 and December 31, 2019, respectively.

Recent Accounting Guidance

In 2020, the Financial Accounting Standards Board (“FASB”) issued amended guidance that provides transition relief for the accounting impact of reference rate reform. For a limited period, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions affected by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. Our exposure to LIBOR is limited to an insignificant amount of fixed rate investment securities and, therefore, we do not expect the impact from reference rate reform to be material.

Recently Adopted Accounting Guidance

In 2019, the FASB issued amended guidance for simplifying certain aspects for the accounting for income taxes. This amended guidance is intended to remove certain exceptions to the general principles in current GAAP, reduce the cost and complexity in accounting for income taxes, and improve financial statement preparers’ application of income tax-related guidance. This guidance does not create new accounting requirements. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. We early adopted this guidance in the first quarter of 2020. Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Under the new guidance, credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments reflect our current estimate of the expected credit losses and generally result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses are recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures are required, including information used to track credit quality by year of origination for most financing receivables. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We adopted the new guidance effective January 1, 2020. For additional information, see “Note 11—Loans and Interest Receivable.”

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable, and we do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

Note 2—Revenue

PayPal enables its customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our Payments Platform and from other value added services. Our revenues are classified into two categories: transaction revenues and revenues from other value added services.
Disaggregation of Revenue

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate as one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and type of revenue categories (transaction revenues and other value added services). Revenues recorded within these categories are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Primary geographical markets
United States (“U.S.”)	$2,469	$2,187
United Kingdom (“U.K.”)	478	433
Other countries(1)	1,671	1,508
Total revenues(2)	$4,618	$4,128

Revenue category
Transaction revenues	$4,215	$3,731
Other value added services	403	397
Total revenues(2)	$4,618	$4,128
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $247 million and $257 million for the three months ended March 31, 2020 and 2019, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain PayPal customer balances.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$84	$667
Denominator:
Weighted average shares of common stock - basic	1,173	1,171
Dilutive effect of equity incentive awards	12	17
Weighted average shares of common stock - diluted	1,185	1,188
Net income per share:
Basic	$0.07	$0.57
Diluted	$0.07	$0.56
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	3

Note 4—Business Combinations

Honey Science Corporation

We completed our acquisition of Honey Science Corporation (“Honey”) in January 2020 by acquiring all outstanding shares for total consideration of approximately $4.0 billion, consisting of approximately $3.6 billion in cash and approximately $400 million in assumed restricted stock, restricted stock units, and options, subject to vesting conditions. We believe our acquisition of Honey will enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$2,959
Customer lists and user base	115
Marketing related	30
Developed technology	572
Total intangibles	$717
Accounts receivable, net	55
Deferred tax liabilities, net	(76)
Other net liabilities	(18)
Total purchase consideration	$3,637

The intangible assets acquired consist primarily of customer contracts, trade name/trademarks, and developed technology with estimated useful lives of three years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, and is attributable to the workforce of Honey and the synergies expected to arise from the acquisition through continued customer acquisition, cross selling initiatives, and product enhancements. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

In association with the acquisition, we assumed restricted stock, restricted stock units, and options with an approximate grant date fair value of $400 million, which represents post business combination expense. The equity granted is a combination of shares issued to certain former Honey employees subject to a holdback arrangement and assumed Honey employee grants, which vest over a period of up to four years and are subject to continued employment.

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition for the three months ended March 31, 2020 were not material. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

There were no acquisitions or divestitures completed during the three months ended March 31, 2019.

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2020:

	December 31, 2019	Goodwill Acquired	Adjustments	March 31, 2020
	(In millions)
Total goodwill	$6,212	$2,959	$(47)	$9,124

The goodwill acquired during the three months ended March 31, 2020 was associated with the acquisition of Honey. The adjustments to goodwill during the three months ended March 31, 2020 pertain to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,205	$(713)	$492	6	$1,114	$(700)	$414	7
Marketing related	321	(247)	74	3	294	(239)	55	3
Developed technology	999	(388)	611	3	445	(343)	102	3
All other	433	(241)	192	7	436	(229)	207	7
Intangible assets, net	$2,958	$(1,589)	$1,369		$2,289	$(1,511)	$778

Amortization expense for intangible assets was $114 million and $57 million for the three months ended March 31, 2020 and 2019, respectively.

Expected future intangible asset amortization as of March 31, 2020 was as follows (in millions):

Fiscal years:
Remaining 2020	$335
2021	398
2022	336
2023	98
2024	96
Thereafter	106
Total	$1,369

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

While a majority of lease payments are based on the stated rate in the lease, some lease payments are subject to annual changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not re-measured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. All of PayPal’s variable lease payments are based on an index or rate.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In millions)
Lease expense
Operating lease expense	$38	$34
Sublease income	(1)	(2)
Total lease expense cost	$37	$32

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35	$31
Right-of-use assets obtained in exchange for new operating lease liabilities	$244	$5

	Balance at March 31, 2020	Balance at December 31, 2019
	(In millions, except weighted-average figures)
Operating lease right-of-use assets	$687	$479
Other current lease liabilities	122	104
Operating lease liabilities	608	403
Total operating lease liabilities	730	507
Weighted-average remaining lease term—operating leases	7.3 years	5.8 years
Weighted-average discount rate—operating leases	4%	5%

Future minimum lease payments for our operating leases as of March 31, 2020 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2020	$114
2021	139
2022	107
2023	94
2024	86
Thereafter	300
Total	$840
Less: present value discount	(110)
Lease liability	$730

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

In February 2020, we entered into a sale-leaseback arrangement as the seller-lessee for a data center as the buyer-lessor obtained control of the facility. We sold the data center and simultaneously entered into an operating lease agreement with the purchaser for the right to use the facility for 8 years. The Company received proceeds of approximately $119 million, net of selling costs, which resulted in a de minimis net gain on the sale transaction.

As of March 31, 2020, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $151 million. These operating leases will commence between fiscal years 2020 and 2021 with lease terms of 3 years to 10 years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7—Other Financial Statement Details

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net InvestmentHedge CTA Gain (Loss)	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	186	15	(171)	71	(6)	95
Less: Amount of gain reclassified from accumulated other comprehensive income (“AOCI”)	42	—	—	—	—	42
Net current period other comprehensive income (loss)	144	15	(171)	71	(6)	53
Ending balance	$150	$17	$(321)	$40	$(6)	$(120)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$2	$78
Other comprehensive income (loss) before reclassifications	6	11	(67)	(1)	(51)
Less: Amount of gain reclassified from AOCI	52	—	—	—	52
Net current period other comprehensive income (loss)	(46)	11	(67)	(1)	(103)
Ending balance	$136	$(2)	$(160)	$1	$(25)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2020	2019
	(In millions)
Gains on cash flow hedges—foreign exchange contracts	$42	$52	Net revenues
Unrealized (losses) gains on investments	—	—	Other income (expense), net
	$42	$52	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$42	$52	Net income

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Interest income	$33	$49
Interest expense	(37)	(22)
Gains (losses) on strategic investments	(124)	180
Other	(7)	(8)
Other income (expense), net	$(135)	$199

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$8,871	$8,387
Time deposits	552	514
Available-for-sale debt securities	9,614	10,190
Funds receivable	3,780	3,436
Total funds receivable and customer accounts	$22,817	$22,527
Short-term investments:
Time deposits	$204	$614
Available-for-sale debt securities	2,060	2,734
Restricted cash	68	64
Total short-term investments	$2,332	$3,412
Long-term investments:
Available-for-sale debt securities	$661	$1,025
Restricted cash	6	—
Strategic investments	1,699	1,838
Total long-term investments	$2,366	$2,863

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020 and December 31, 2019, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,793	$28	$—	$4,821
Foreign government and agency securities	1,757	4	(1)	1,760
Corporate debt securities	1,754	—	(4)	1,750
Short-term investments:
U.S. government and agency securities	50	—	—	50
Foreign government and agency securities	258	—	—	258
Corporate debt securities	1,390	2	(5)	1,387
Long-term investments:
U.S. government and agency securities	100	—	—	100
Foreign government and agency securities	125	1	—	126
Corporate debt securities	443	—	(8)	435
Total available-for-sale debt securities(1)	$10,670	$35	$(18)	$10,687
(1) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

	December 31, 2019
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020 and December 31, 2019, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses has not been deemed necessary in the current period, aggregated by length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$500	$—	$—	$—	$500	$—
Foreign government and agency securities	422	(1)	—	—	422	(1)
Corporate debt securities	769	(4)	—	—	769	(4)
Short-term investments:
Foreign government and agency securities	55	—	—	—	55	—
Corporate debt securities	759	(5)	—	—	759	(5)
Long-term investments:
Corporate debt securities	297	(8)	3	—	300	(8)
Total available-for-sale debt securities	$2,802	$(18)	$3	$—	$2,805	$(18)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2019(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,452	$—	$—	$—	$2,452	$—
Foreign government and agency securities	563	—	30	—	593	—
Corporate debt securities	825	—	—	—	825	—
Short-term investments:
Foreign government and agency securities	115	—	—	—	115	—
Corporate debt securities	424	—	—	—	424	—
Long-term investments:
U.S. government and agency securities	100	—	—	—	100	—
Foreign government and agency securities	75	—	—	—	75	—
Corporate debt securities	27	—	44	—	71	—
Total available-for-sale debt securities	$4,581	$—	$74	$—	$4,655	$—
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell the securities before recovery. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2020 and 2019.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2020
	Amortized Cost	Fair Value
	(In millions)
One year or less	$9,407	$9,429
After one year through five years	1,260	1,255
After five years through ten years	3	3
Total	$10,670	$10,687

Strategic Investments

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $1.2 billion and $1.3 billion as of March 31, 2020 and December 31, 2019, respectively.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, we had non-marketable equity securities of $28 million and $27 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee and account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $548 million and $524 million as of March 31, 2020 and December 31, 2019, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Carrying amount, beginning of period	$497	$293
Adjustments related to non-marketable equity securities:
Net (sales) additions(1)	(9)	19
Gross unrealized gains	45	57
Gross unrealized losses and impairments	(13)	—
Carrying amount, end of period	$520	$369

(1) Net (sales) additions includes additions from purchases and reductions due to sales of securities and reclassifications when Measurement Alternative no longer applies.
Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at March 31, 2020 were approximately $257 million and $18 million, respectively. Cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at December 31, 2019 were approximately $230 million and $5 million, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method

Net unrealized losses recognized in the three months ended March 31, 2020 related to marketable and non-marketable equity securities (excluding those accounted for using the equity method) held at March 31, 2020 were approximately $132 million. Net unrealized gains recognized in the three months ended March 31, 2019 related to marketable and non-marketable equity securities (excluding those accounted for using the equity method) held at March 31, 2019 was approximately $180 million.

Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$1,238	$—	$1,238
Short-term investments(2):
U.S. government and agency securities	50	—	50
Foreign government and agency securities	604	—	604
Corporate debt securities	1,406	—	1,406
Total short-term investments	$2,060	$—	$2,060
Funds receivable and customer accounts(3):
Cash and cash equivalents	916	—	916
U.S. government and agency securities	4,821	—	4,821
Foreign government and agency securities	2,804	—	2,804
Corporate debt securities	1,989	—	1,989
Total funds receivable and customer accounts	$10,530	$—	$10,530
Derivatives	366	—	366
Long-term investments(2),(4):
U.S. government and agency securities	100	—	100
Foreign government and agency securities	126	—	126
Corporate debt securities	435	—	435
Marketable equity securities	1,151	1,151	—
Total long-term investments	$1,812	$1,151	$661
Total financial assets	$16,006	$1,151	$14,855
Liabilities:
Derivatives	$209	$—	$209
(1) Excludes cash of $6.6 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $74 million and time deposits of $204 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $12.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $548 million measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$2,835	$—	$2,835
Short-term investments(2):
Foreign government and agency securities	757	—	757
Corporate debt securities	1,977	—	1,977
Total short-term investments	2,734	—	2,734
Funds receivable and customer accounts(3):
Cash and cash equivalents	683	—	683
U.S. government and agency securities	4,996	—	4,996
Foreign government and agency securities	2,653	—	2,653
Corporate debt securities	2,541	—	2,541
Total funds receivable and customer accounts	10,873	—	10,873
Derivatives	135	—	135
Long-term investments(4):
U.S. government and agency securities	140	—	140
Foreign government and agency securities	207	—	207
Corporate debt securities	678	—	678
Marketable equity securities	1,314	1,314	—
Total long-term investments	2,339	1,314	1,025
Total financial assets	$18,916	$1,314	$17,602
Liabilities:
Derivatives	$122	$—	$122
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

We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts	$1,283	$1,690
Short-term investments	$365	$246

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Funds receivable and customer accounts	$(20)	$(29)
Short-term investments	$(18)	$—

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following tables summarize our financial assets and liabilities held as of March 31, 2020 and December 31, 2019 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively:

	March 31, 2020	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$128	$128
(1) Excludes non-marketable equity investments of $392 million accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2020.

	December 31, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$303	$303
(1) Excludes non-marketable equity investments of $194 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2019.

We measured these non-marketable equity investments accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our fixed rate debt (also classified as long-term debt) carried at amortized cost had a carrying value of approximately $5.0 billion and fair value of approximately $4.9 billion as of March 31, 2020. Our fixed rate debt carried at amortized cost had a carrying value and fair value of approximately $5.0 billion as of December 31, 2019. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash Flow Hedges

We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program whereby we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of the foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of March 31, 2020, we estimate that $129 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2020 and 2019, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net Investment Hedge

We use a forward foreign currency exchange contract to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. This derivative is designated as a net investment hedge and accordingly, the derivative’s gain and loss is recorded in AOCI as part of foreign currency translation. The accumulated gains and losses associated with this instrument will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings. We did

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not exclude any component of the changes in fair value of the derivative instrument from the assessment of hedge effectiveness. The cash flow associated with the derivative designated as a net investment hedge is classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

During the three months ended March 31, 2020, we recognized $71 million in unrealized gains on our foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. During the three months ended March 31, 2019, we did not have a net investment hedge. We have not reclassified any gains or losses from AOCI into earnings during any of the periods presented.

Foreign Currency Exchange Contracts Not Designated As Hedging Instruments

We have a foreign currency exposure management program whereby we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities. The gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities are recorded in other income (expense), net, which is offset by the gains and losses on these foreign currency exchange contracts. The cash flows associated with our non-designated derivatives that hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$168	$45
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	22	1
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	176	89
Total derivative assets		$366	$135

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$—	$58
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	—	13
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	209	51
Total derivative liabilities		$209	$122

Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of setoff associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities by $125 million as of March 31, 2020 and $92 million as of December 31, 2019. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $23 million and $12 million in cash collateral related to our derivative liabilities as of March 31, 2020 and December 31, 2019, respectively, which is recognized in other current assets on our condensed consolidated balance sheets, and is related to the right to reclaim cash collateral. We received $172 million and $39 million in counterparty cash collateral related to our derivative assets as of March 31, 2020 and December 31, 2019, respectively, which is recognized in other current liabilities on our condensed consolidated balance sheets, and is related to the obligation to

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

return cash collateral. As of March 31, 2020 and December 31, 2019, we did not receive or post any counterparty non-cash collateral.

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended March 31,
	2020	2019
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$4,618	$4,128
Gains on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$42	$52
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$37	$(10)

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

	March 31, 2020	December 31, 2019
	(In millions)
Foreign exchange contracts designated as hedging instruments	$4,424	$4,550
Foreign exchange contracts not designated as hedging instruments	12,372	17,131
Total	$16,796	$21,681

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with an independent chartered financial institution that extends credit to merchants using our credit products in the U.S. We purchase receivables related to credit extended to U.S. merchants by the independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the three months ended March 31, 2020 and 2019, we purchased approximately $1.3 billion and $1.1 billion in merchant credit receivables, respectively.

Consumer Receivables

We offer credit products to consumers who choose PayPal Credit at checkout. As of March 31, 2020 and December 31, 2019, the outstanding balance of consumer receivables, which primarily consisted of revolving loans and interest receivable due from international consumer accounts, was $1.4 billion and $1.3 billion, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We closely monitor the credit quality of our consumer loan receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history with PayPal Credit products. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in our determination of our allowance for consumer loans and interest receivable.

Consumer Receivables Delinquency and Allowance

The following table presents the delinquency status of consumer loans and interest receivable at March 31, 2020 and December 31 2019. Since our consumer loans are primarily revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date. The “current” category represents balances that are within 29 days of the billing date:

	March 31, 2020		December 31, 2019
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$1,327	96.4%	$1,279	96.7%
30-59 days	18	1.3%	15	1.1%
60-89 days	11	0.8%	9	0.7%
90-179 days	21	1.5%	19	1.5%
Total consumer loans and interest receivable(1)	$1,377	100.0%	$1,322	100.0%
(1) Excludes receivables from other consumer credit products of $94 million and $92 million at March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2020 and 2019:

	March 31, 2020			March 31, 2019
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$49	$8	$57	$27	$3	$30
Adjustment for adoption of credit losses accounting standard	24	4	28	—	—	—
Provisions	98	20	118	1	2	3
Charge-offs	(21)	(4)	(25)	(9)	(1)	(10)
Recoveries(2)	9	—	9	10	—	10
Ending balance	$159	$28	$187	$29	$4	$33

(1) Excludes allowances from other consumer credit products of $10 million and $9 million at March 31, 2020 and March 31, 2019, respectively.
(2) The recoveries were primarily related to fully charged off U.S. consumer credit receivables not subject to the sale to Synchrony.

Changes to the provision for the three months ended March 31, 2020 were primarily attributable to changes in current and projected macroeconomic conditions resulting in an increase of $90 million and our portfolio growth resulting in an increase of $10 million, both of which are used in estimating our expected credit losses. Changes to the charge-offs for the three months ended March 31, 2020 were primarily attributable to the growth in our portfolio.

The provision for credit losses relating to our consumer loans receivable portfolio is recognized in transaction and credit losses on our condensed consolidated statements of income. The provision for interest receivable due to interest earned on our consumer loans receivable portfolio is recognized in net revenues from other value added services as a reduction to revenue. Loans receivable past the payment due date continue to accrue interest until they are charged off.

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

Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of March 31, 2020 and December 31, 2019, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $3.0 billion and $2.8 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $132 million and $124 million, respectively.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. PPBL repayments are collected through periodic payments until the balance has been satisfied.

The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenues included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The fixed interest or fee is amortized to revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

We closely monitor credit quality for our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, and prior repayment history with the PayPal credit products where available, information sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in our determination of our allowance for these loans and advances.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Merchant Receivables Delinquency and Allowance

The following table presents the delinquency status of the principal amount of merchant loans, advances, and interest and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the billing date for loans with fixed repayment dates, or within 29 days of the expected repayment date.

March 31, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percentage
Current	$1,388	$1,266	$28	$—	$—	$2,682	89.6%
30 - 59 Days	17	90	13	—	—	120	4.0%
60 - 89 Days	3	56	8	—	—	67	2.2%
90 - 179 Days	—	94	15	—	—	109	3.6%
180+ Days	—	7	9	1	—	17	0.6%
Total	$1,408	$1,513	$73	$1	$—	$2,995	100%

The following table presents our estimate of the principal amount of merchant loans, advances, and interest and fees receivable past their original expected or contractual repayment period as of December 31, 2019, prior to the adoption of the new credit losses accounting guidance as described in “Note 1—Overview and Summary of Significant Accounting Policies.”

December 31, 2019
(In millions)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$2,523	$115	$61	$100	$17	$293	$2,816
89.6%	4.1%	2.1%	3.6%	0.6%	10.4%	100%

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the three months ended March 31, 2020 and 2019:

	March 31, 2020			March 31, 2019
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$171	$20	$191	$115	$15	$130
Adjustment for adoption of credit losses accounting standard	165	17	182	—	—	—
Provisions	243	24	267	54	6	60
Charge-offs	(78)	(8)	(86)	(37)	(3)	(40)
Recoveries	3	—	3	3	—	3
Ending balance	$504	$53	$557	$135	$18	$153

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes to the provision for the three months ended March 31, 2020 were primarily attributable to changes in current and projected macroeconomic conditions resulting in an increase of $159 million and our portfolio growth resulting in an increase of $85 million, both of which are used in estimating our expected credit losses. Changes to the charge-offs for the three months ended March 31, 2020 were primarily attributable to a significant expansion of the portfolio in 2019 and a decline in transaction processing volume on our Payments Platform for certain merchants which adversely impacted the delinquency of our merchant loans, advances, and interest and fees receivable portfolio.

For merchant loans and advances, the determination of delinquency, from current to 180 days past due, is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past due. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses is recognized in transaction and credit losses, and the provisions for interest and fees receivable is recognized as a reduction of deferred revenues included in accrued and other current liabilities on our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Note 12—Debt

Long-term Debt

Fixed Rate Notes

On September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion (collectively referred to as the “Notes”). The Notes are senior unsecured obligations. As of March 31, 2020, we had an outstanding aggregate principal amount of $5.0 billion related to the Notes. The following table summarizes the Notes:

		Balance at March 31, 2020
	Maturities	Amount	Effective Interest Rate
		(in millions)
Fixed-rate 2.200% notes	9/26/2022	$1,000	2.39%
Fixed-rate 2.400% notes	10/1/2024	1,250	2.52%
Fixed-rate 2.650% notes	10/1/2026	1,250	2.78%
Fixed-rate 2.850% notes	10/1/2029	1,500	2.96%
Total term debt		5,000

Unamortized premium (discount) and issuance costs, net		(33)
Total carrying amount of term debt		$4,967

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $33 million for the three months ended March 31, 2020.

Five-Year Revolving Credit Facility

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. In March 2020, we drew down $3.0 billion under the Credit Agreement. As of March 31, 2020, $3.0 billion was outstanding under the Credit Agreement at a weighted average interest rate of 2.19%, and accordingly, $2.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to borrowing. The total interest expense and fees we recorded related to the Credit Agreement was approximately $3 million for the three months ended March 31, 2020.

Unused Credit Facilities

We also maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of March 31, 2020, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as provided above, there are no significant changes to the information disclosed in our 2019 Form 10-K.

Note 13—Commitments and Contingencies

Commitments

As of March 31, 2020 and December 31, 2019, approximately $3.1 billion of unused credit was available to PayPal Credit account holders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2020. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

As previously disclosed, PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019, and PPAU is continuing to cooperate with AUSTRAC and the appointed external auditor in this matter. As required under the terms of AUSTRAC’s notice, as amended, PPAU issued interim reports to AUSTRAC on December 31, 2019 and March 13, 2020. The external auditor is due to issue a final report on August 31, 2020. We cannot estimate the potential impact, if any, on our business or financial statements at this time. An adverse outcome arising from the external auditor’s review and any associated proceeding or matter initiated by AUSTRAC, however, could result in injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956-EMC was filed in the U.S. District Court for the Northern District of California (the “Court”) against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. The initial complaint alleged that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed a first amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (at that time, the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The first amended complaint was purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleged that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the first amended complaint on July 13, 2018 and the Court granted the motion, without prejudice, on December 13, 2018. Plaintiffs filed a second amended complaint on January 14, 2019. The second amended complaint alleges substantially the same theory of liability as the first amended complaint, but no longer names Hamed Shabazi as a defendant. The remaining Defendants filed their motion to dismiss the second amended complaint on March 15, 2019, and a hearing was held on July 16, 2019. The court granted Defendant’s motion to dismiss with prejudice on September 18, 2019; plaintiffs have filed a notice of appeal. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

Indemnification Provisions

In 2015, PayPal became an independent publicly traded company through the pro rata distribution by eBay Inc. (“eBay”) of 100% of the outstanding common stock of PayPal to eBay stockholders (which we refer to as the “separation” or the “distribution”). We entered into a separation and distribution agreement, a tax matters agreement, an operating agreement, and various other agreements with eBay to govern the separation of the two companies and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations for both eBay and us. Disputes between eBay and us have arisen and others may arise in the future, and an adverse outcome in such matters could materially and adversely impact our business, results of operations, and financial condition. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Protection Programs

We provide merchants and consumers with protection programs on most transactions completed on our Payments Platform, except for transactions using our gateway products or where our customer agreements specifically do not provide for protections. These programs protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs are considered assurance-type warranties for which we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (total payment volume) for which buyer or seller protection claims may be raised under our existing user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. We record a liability with respect to losses under these protection programs when they are probable and the amount can be reasonably estimated. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Beginning balance	$399	$344
Provision	247	286
Realized losses	(270)	(261)
Recoveries	20	16
Ending balance	$396	$385

Note 14—Stock Repurchase Programs

During the three months ended March 31, 2020, we repurchased approximately 8 million shares of our common stock for approximately $800 million at an average cost of $106.15. These shares were purchased in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of March 31, 2020, a total of approximately $9.3 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

Note 15—Stock-Based Plans

Stock-Based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Customer support and operations	$52	$48
Sales and marketing	39	32
Technology and development	113	93
General and administrative	87	81
Total stock-based compensation expense	$291	$254
Capitalized as part of internal use software and website development costs	$10	$10

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16—Income Taxes

Our effective tax rate for the three months ended March 31, 2020 and 2019 was 68% and 7%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates, discrete tax adjustments, and for the three months ended March 31, 2020, tax expense related to the intra-group transfer of intellectual property.

Note 17—Restructuring

During the first quarter of 2020 and 2019, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $29 million and $78 million, respectively. The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which we expect will span multiple quarters. We primarily incurred employee severance and benefits costs under the 2020 strategic reduction, as well as other associated consultancy costs. This strategic reduction is expected to be substantially completed by the end of 2020. The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities and included the transfer of certain operational functions between geographies, as well as the impact of the transition servicing activities provided to Synchrony, which ended in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions, which were substantially completed by the end of the first quarter of 2020.

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2020:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2020	$9
Charges	29
Payments	(5)
Accrued liability as of March 31, 2020	$33

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our PayPal, PayPal Credit, Braintree, Venmo, Xoom, and iZettle products and services, comprise our proprietary Payments Platform.

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

Information security risks for global payments and technology companies like us have significantly increased in recent years. We are not immune to these risks and there can be no assurance that we will not suffer such losses in the future. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors in this Form 10-Q.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic. The rapidly changing global market and economic conditions as a result of COVID 19 have impacted, and are expected to continue to impact, our operations and business. To protect the health and safety of our employees, we have modified our business practices, including restrictions on employee travel, closings or significant limitations on employee work locations, and cancellation of physical participation in meetings, events, and conferences, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and business partners. The broader implications of the COVID-19 outbreak on our business, financial condition, and results of operations remain uncertain. The COVID-19 outbreak has adversely impacted, and is likely to continue to adversely impact global commerce due to reduced business activity and customer spending, and increased unemployment rates, among other factors, which could materially and adversely impact our business, financial condition, and results of operations in future periods. For additional information on how COVID-19 has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to Part II, Item 1A, Risk Factors in this Form 10-Q.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” The U.K. formally exited the EU on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules. There is a significant lack of clarity over the terms of the U.K.’s future relationship with the EU after that date. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2019 Form 10-K.

Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions, and could contribute to instability in global financial and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. Net revenues generated from our U.K. operations constituted 10% of total net revenues for both the three months ended March 31, 2020 and 2019, respectively. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 35% and 37% of our gross loans and interest receivables as of March 31, 2020 and December 31, 2019, respectively, were generated from our U.K. operations. Approximately 7% and 6% of our gross loans and interest receivables as of March 31, 2020 and December 31, 2019, respectively, were generated from the EU (excluding the U.K.).

Overview of Results of Operations

The following table provides a summary of our condensed consolidated financial results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2020	2019
	(In millions, except percentages and per share data)
Net revenues	$4,618	$4,128	12%
Operating expenses	4,220	3,610	17%
Operating income	$398	$518	(23)%
Operating margin	9%	13%	**
Other income (expense), net	$(135)	$199	(168)%
Income tax expense	$179	$50	258%
Effective tax rate	68%	7%	**
Net income	$84	$667	(87)%
Net income per diluted share	$0.07	$0.56	(87)%
Net cash provided by operating activities	$1,504	$1,027	46%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended March 31, 2020 and 2019

Net revenues increased $490 million, or 12%, in the three months ended March 31, 2020, compared to the same period of the prior year, driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 18%, compared to the same period of the prior year. Our acquisition of Honey Science Corporation (“Honey”) contributed approximately one percentage point to the growth rate of net revenues for the three months ended March 31, 2020.

Total operating expenses increased $610 million, or 17%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to increases in transaction and credit losses, transaction expense, and technology and development expense. Our acquisitions of Honey and Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”) collectively contributed approximately five percentage points to the growth rate of total operating expenses for the three months ended March 31, 2020.

Operating income decreased by $120 million, or 23%, in the three months ended March 31, 2020, compared to the same period of the prior year, due to growth in operating expenses, partially offset by an increase in net revenues. Our operating margin was 9% and 13% in the three months ended March 31, 2020 and March 31, 2019, respectively. Operating margin for the three months ended March 31, 2020 was negatively impacted by an increase in transaction and credit losses due primarily to the macroeconomic forecasts reflecting the anticipated impact of COVID-19 on the lifetime expected credit losses on our portfolio of loans and interest receivable, as discussed below. Our acquisitions of Honey and GoPay collectively had a negative impact of approximately three percentage points on our operating margin for the three months ended March 31, 2020.

Net income decreased by $583 million, or 87%, in the three months ended March 31, 2020, compared to the same period of the prior year, due to the previously discussed decrease in operating income of $120 million, a decrease of $334 million in other income (expense), net driven primarily by unrealized losses on strategic investments, and an increase in income tax expense of $129 million, driven primarily by tax expense related to the intra-group transfer of intellectual property.

Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In each of the three months ended March 31, 2020 and 2019, we generated approximately 47% of our net revenues from customers domiciled outside of the U.S. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
We calculate the year-over-year impact of foreign currency exchange movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program whereby we designate certain foreign currency exchange contracts as cash flow hedges intended to reduce the impact on earnings from foreign currency exchange rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the three months ended March 31, 2020 and March 31, 2019, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2020
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(50)
Hedging impact	42
Unfavorable impact to net revenues	(8)
Favorable impact to operating expense	37
Net favorable impact to operating income	$29

Three Months Ended March 31, 2019
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(116)
Hedging impact	52
Unfavorable impact to net revenues	(64)
Favorable impact to operating expense	62
Net unfavorable impact to operating income	$(2)

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also use a foreign currency exchange contract, designated as a net investment hedge, to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. Gains and losses associated with this instrument will remain in accumulated other comprehensive income until the foreign subsidiary is sold or substantially liquidated.
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

Financial Results

Net Revenues
Our revenues are classified into the following two categories:

•
Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or Total Payment Volume (TPV), completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, and other miscellaneous fees.

•
Other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned primarily on our PayPal credit portfolio of loans receivable, gain on sale of participation interest in certain loans and advances, and interest earned on certain PayPal customer account balances.

Active accounts, number of payment transactions, payment transactions per active account, and TPV are key non-financial performance metrics (“key metrics”) that management uses to measure the performance of our business, and are defined as follows:

•
An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform or through our Honey Platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s Payments Platform through such third party’s login credentials. The number of active accounts provides management with additional perspective on the growth of accounts across our Payments and Honey Platforms as well as the overall scale of our platforms. The acquisition of Honey contributed approximately 10.2 million new active accounts on the date of acquisition.

•
Number of payment transactions are the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

•
Number of payment transactions per active account reflects the total number of payment transactions within the previous 12-month period, divided by active accounts at the end of the period. The number of payment transactions per active account provides management with insight into the number of times a customer is engaged in payments activity on our Payments Platform in a given period.

•
TPV is the value of payments, net of payment reversals, successfully completed on our Payments Platform, or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

As our transaction revenue is typically correlated with TPV growth and the number of payment transactions completed on our Payments Platform, management uses these metrics to gain insights into the scale and strength of the Payments Platform, the engagement level of our customers, and underlying activity and trends which are indicators of current and future performance. We present these key metrics to enhance investors’ evaluation of the performance of our business and operating results.

Net Revenues Analysis

The components of our net revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2020	2019
	(In millions, except percentages)
Transaction revenues	$4,215	$3,731	13%
Other value added services	403	397	2%
Net revenues	$4,618	$4,128	12%

Transaction revenues

Transaction revenues grew by $484 million, or 13%, for the three months ended March 31, 2020, compared to the same period of the prior year. The increase was mainly attributable to our PayPal, Braintree and Venmo products and services, due primarily to growth in TPV and the number of payment transactions, both of which resulted primarily from an increase in our active accounts. Fees charged to facilitate instant transfer of funds for our customers contributed approximately one percentage point to the growth rate of transaction revenues.

The current macroeconomic environment as a result of the COVID-19 outbreak has adversely impacted consumer and merchant spending and payments activity generally, and specifically in the travel and events verticals and cross-border ecommerce. However, we have experienced strong growth in online retail, gaming, and food volume, partially offsetting this decline. Although the duration and severity of the impacts of COVID-19 are unknown, currently we expect that we will continue to experience adverse impacts to our transaction revenue growth rate in affected verticals for the remainder of the year.

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2020	2019
	(In millions, except percentages)
Active accounts(1)	325	277	17%
Number of payment transactions	3,261	2,838	15%
Payment transactions per active account	39.4	37.9	4%
TPV	$190,567	$161,492	18%
Percent of cross-border TPV	17%	18%	**
All amounts in the table are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Three months ended March 31, 2020 include 10.2 million active accounts contributed by Honey on the acquisition date.
** Not meaningful

Transaction revenues grew more slowly than both TPV and the number of payment transactions for the three months ended March 31, 2020, compared to the same period in the prior year, due to a higher proportion of P2P transactions (primarily from our Venmo and PayPal products) from which we earn lower fees, and a lower proportion of cross border transactions, partially offset by foreign currency exchange hedging gains. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three months ended March 31, 2020.

Other value added services

For the three months ended March 31, 2020, net revenues from other value added services increased $6 million, or 2%, compared to the same period in the prior year. The increase was primarily attributable to incremental revenues from our acquisition of Honey, which contributed approximately 11 percentage points to the growth rate, an increase in interest and fee income earned on our merchant loans and advances receivable, and an increase in our revenue share with Synchrony Bank (“Synchrony”). This growth was partially offset by a decrease in revenue earned from transition servicing activities provided to Synchrony which terminated in the second quarter of 2019, and a decline in interest earned on customer balances resulting from lower interest rates.

The total gross consumer and merchant loans and interest receivable balance was $4.5 billion as of March 31, 2020 and $3.1 billion as of March 31, 2019, respectively, reflecting a year-over-year increase of 46% driven primarily by growth in our merchant loan receivable portfolio.

In response to the COVID-19 outbreak, we have taken both proactive and reactive measures to support our merchants and consumers that have loans and interest receivables due to us under our credit product offerings. These measures include providing payment holidays in certain cases, which is expected to adversely impact the recognition of interest and fee income in future periods. Given the uncertainty surrounding the COVID-19 outbreak, and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and the impact they may have on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may be offered similar support, and ultimately may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2020	2019
	(In millions, except percentages)
Transaction expense	$1,739	$1,549	12%
Transaction and credit losses	591	341	73%
Customer support and operations	399	388	3%
Sales and marketing	371	329	13%
Technology and development	605	511	18%
General and administrative	486	419	16%
Restructuring and other charges	29	73	(60)%
Total operating expenses	$4,220	$3,610	17%
Transaction expense rate(1)	0.91%	0.96%	**
Transaction and credit loss rate(2)	0.31%	0.21%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful

Transaction Expense

Transaction expense increased by $190 million, or 12%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to the increase in TPV of 18%. The decrease in transaction expense rate for the three months ended March 31, 2020, compared to the same period of the prior year, was due primarily to changes in product mix.

Our transaction expense rate is impacted by changes in product mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal account balance, Venmo account balance, or PayPal Credit. For each of the three months ended March 31, 2020 and 2019, approximately 2% of TPV was funded with PayPal Credit. For the three months ended March 31, 2020 and 2019, approximately 39% and 41% of TPV, respectively, was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Credit Losses

The components of our transaction and credit losses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2020	2019
	(In millions, except percentages)
Transaction losses	$247	$286	(14)%
Credit losses	344	55	525%
Transaction and credit losses	$591	$341	73%
Transaction loss rate (1)	0.13%	0.18%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction losses decreased by $39 million, or 14%, in the three months ended March 31, 2020, compared to the same period of the prior year. The increase in transaction losses resulting from the growth in TPV for the three months ended March 31, 2020 was offset by benefits realized through improvements in risk management capabilities, which also contributed to a decrease in our transaction loss rate in the three months ended March 31, 2020, compared to the same period of the prior year. The duration and severity of the impacts of the COVID-19 outbreak are unknown. The negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, business failure, or other business interruption which may result in an adverse impact on our transaction losses growth rate, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses increased by $289 million, or 525%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to an increase in provisions for our loans and interest receivable portfolio associated with the macroeconomic forecasts reflecting the anticipated impact of COVID-19, which was factored into the determination of our lifetime expected credit losses. Our estimate of the macroeconomic impact on lifetime expected credit losses is most significantly impacted by projected unemployment trends, which directly correlate to the forecast of loans and interest receivables that will charge off in the future. If the actual unemployment trends vary significantly from the projections as of March 31, 2020, the actual value of accounts that charge off may fluctuate significantly, impacting credit losses recognized in future periods. Credit losses for the three months ended March 31, 2020, primarily consisted of approximately $227 million of provision associated with the macroeconomic forecasts reflecting the anticipated impact of COVID-19 and approximately $95 million of provision associated with the growth in our merchant and consumer loans receivable balances.

The consumer loans and interest receivables balance as of March 31, 2020 and March 31, 2019 was $1.4 billion and $792 million, respectively, representing a year-over-year increase of 74% driven by growth in international markets. Approximately 90% and 93% of our consumer loans receivable outstanding as of March 31, 2020 and March 31, 2019, respectively, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2020	2019
Percent of consumer loans and interest receivables current(1)	96.4%	97.2%
Percent of consumer loans and interest receivables > 90 days outstanding(1),(2)	1.5%	1.1%
Net charge off rate(3)	3.6%	3.3%
(1) Prior period revised to conform to the current period presentation.
(2) Represents percentage of balances which are 90 days past the billing date to the consumer.
(3) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of March 31, 2020 were $3.0 billion, compared to $2.2 billion as of March 31, 2019, representing a year-over-year increase of 38%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to the growth in our PayPal Business Loans (“PPBL”) product and an increase in the availability of our PayPal Working Capital (“PPWC”) credit product. Approximately 84% and 10% of our merchant receivables outstanding as of March 31, 2020 were due from merchants in the U.S. and U.K., respectively, as compared to 85% and 10% as of March 31, 2019.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	March 31,
	2020	2019
Percent of merchant receivables within original expected or contractual repayment period(1)	89.6%	91.1%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period(1)	4.2%	3.7%
Net charge off rate(2)	9.7%	6.8%
(1) Includes the impact of a 30-day payment holiday, which was provided by the company as a result of the economic impacts of COVID-19.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees balance during the period.

The increase in the net charge off rate for merchant receivables at March 31, 2020 as compared to March 31, 2019 was primarily attributable to significant expansion of our PPBL products in 2019, which have incurred a higher charge-off rate than our other merchant loan and advance products, and a decrease in the volume of TPV processed on our Payments Platform for certain merchants, adversely impacting the delinquency status of loans outstanding under our PPWC portfolio.

During the three months ended March 31, 2020, modifications to the acceptable risk parameters of our credit products in response to the anticipated impacts of the COVID-19 outbreak resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligible terms, and a shift from automated to manual underwriting of loans and advances. The impact of COVID-19 to the economic environment is uncertain, but the longer the duration of the outbreak, the more likely it is to have a materially adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants, resulting in a reduction in the volume of lending activity during the remainder of the year. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations expenses increased by $11 million, or 3%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to an increase in contractors and consulting costs and employee-related expenses in our operations function that support the growth of our active accounts and payment transactions.

Sales and Marketing

Sales and marketing expenses increased by $42 million, or 13%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to higher spend on marketing programs, partially offset by a decline in consulting services. Our acquisitions of Honey and GoPay collectively contributed approximately 19 percentage points to the growth rate of sales and marketing expenses.

Technology and Development

Technology and development expenses increased by $94 million, or 18%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to increases in employee-related expenses, amortization of acquired intangibles, and data center and cloud computing services utilized in delivering our products. Our acquisitions of Honey and GoPay collectively contributed approximately 15 percentage points to the growth rate of technology and development expenses for the three months ended March 31, 2020.

General and Administrative

General and administrative expenses increased by $67 million, or 16%, in the three months ended March 31, 2020, compared to the same period of the prior year, due primarily to increases in professional services expenses including those attributable to acquisition related transaction expense, employee-related expenses, and expenses related to contingencies. Our acquisitions of Honey and GoPay collectively contributed approximately 12 percentage points to the growth rate of general and administrative expenses for the three months ended March 31, 2020.

Restructuring and Other Charges

Restructuring and other charges decreased by $44 million, or 60%, in the three months ended March 31, 2020, compared to the same period of the prior year, primarily driven by a decline in restructuring charges.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $29 million. The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which we expect will span multiple quarters. We primarily incurred employee severance and benefits costs under the 2020 strategic reduction, as well as other associated consultancy costs. This strategic reduction is expected to be substantially completed by the end of 2020.

During the first quarter of 2019, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million. The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities, and included the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which terminated in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions, which were substantially completed by the first quarter of 2020.

Other Income (Expense), Net

Other income (expense), net decreased $334 million in the three months ended March 31, 2020, compared to the same period of the prior year. The decrease in the three months ended March 31, 2020 was primarily driven by net unrealized losses on strategic investments due to unfavorable changes in fair value related to our marketable equity securities, partially offset by the favorable impact of observable price changes related to our non-marketable equity securities, net of impairments, which collectively contributed to an increase in net unrealized losses of $304 million during the three months ended March 31, 2020, as compared to net unrealized gains in the same period of the prior year.

Income Tax Expense

Our effective income tax rate was approximately 68% and 7% for the three months ended March 31, 2020 and 2019, respectively. The increase in our effective income tax rate for the three months ended March 31, 2020, compared to the same period of the prior year, was due primarily to tax expense related to the intra-group transfer of intellectual property, partially offset by an increase in tax benefits associated with discrete tax adjustments.

Our calculation of income tax expense for the three months ended March 31, 2020, is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak to the economic environment is uncertain and may change these forecasts, which could materially impact tax expense as reported for the three months ended March 31, 2020.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$10,779	$11,722
(1) Excludes assets related to funds receivable and customer accounts of $22.8 billion and $22.5 billion at March 31, 2020 and December 31, 2019, respectively.
(2) Excludes total restricted cash of $74 million and $64 million at March 31, 2020 and December 31, 2019, respectively, and strategic investments of $1.7 billion and $1.8 billion as of March 31, 2020 and December 31, 2019, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.0 billion as of March 31, 2020 and $7.2 billion at December 31, 2019, or 56% and 61% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2019, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available Credit and Debt

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. In March 2020, we drew down $3.0 billion under the Credit Agreement. As of March 31, 2020, $3.0 billion was outstanding under the Credit Agreement at a weighted average interest rate of 2.19%. The majority of the proceeds were held as cash and cash equivalents. We increased our borrowing under the Credit Agreement to increase our significant cash position and provide additional financial flexibility given the heightened uncertainty in the global economy and volatility in financial markets resulting from the outbreak of COVID-19. We plan to use the proceeds in a manner consistent with our previously disclosed capital allocation strategy.

We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of March 31, 2020, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as described above, there are no significant changes or amounts outstanding related to the credit agreements disclosed in our 2019 Form 10-K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have cash pooling arrangements with a financial institution for cash management purposes. Each arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). Each arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under each arrangement. As of March 31, 2020, we had a total of $3.2 billion in cash withdrawals offsetting our $3.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

Liquidity for Credit Portfolio Growth

Growth in the portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our credit portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of March 31, 2020, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 32% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In April 2020, PayPal was approved to participate in the U.S. Government’s Paycheck Protection Program, which is designed to provide a direct incentive for small businesses to keep their workers on the payroll during the COVID-19 outbreak. Loans made under this program are funded by an independent chartered financial institution we partner with and the related receivables will not be purchased by PayPal. We will receive a fee for providing origination and loan servicing for the loans and will retain operational risk related to those activities. Through May 5, 2020, originations facilitated through PayPal under this program were approximately $1.3 billion.

Credit Ratings

As of March 31, 2020, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC and Fitch Ratings, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on loans under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates ranged between 0.13% and 0.18% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 outbreak are unknown. Its negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, business failure, or other business interruption, which may result in an adverse impact on our transaction losses growth rate, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock Repurchases and Acquisitions

During the three months ended March 31, 2020, we repurchased approximately $800 million of our common stock in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of March 31, 2020, a total of approximately $9.3 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

In January 2020, we completed our acquisition of Honey for approximately $3.6 billion in cash and approximately $400 million in assumed restricted stock, restricted stock units, and options, subject to vesting conditions. We believe our acquisition of Honey will enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants. For additional information, see “Note 4—Business Combinations” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Other Considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors including those related to the COVID-19 outbreak discussed elsewhere in this Form 10-Q. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 13—Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to fund our operating activities, anticipated capital expenditures, and our credit products for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase programs, or reduce our cost of capital.

Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net cash provided by (used in):
Operating activities	$1,504	$1,027
Investing activities	(2,568)	(4,860)
Financing activities	2,241	1,502
Effect of exchange rates on cash, cash equivalents, and restricted cash	(178)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$999	$(2,330)

Operating Activities

We generated cash from operating activities of $1.5 billion in the three months ended March 31, 2020 primarily due to operating income of $398 million, as well as adjustments for non-cash expenses including: provision for transaction and credit losses of $591 million, depreciation and amortization of $293 million, and stock-based compensation of $283 million. Net income was also adjusted for net unrealized losses on our strategic investments of $151 million and changes in other assets and liabilities of $106 million.

We generated cash from operating activities of $1.0 billion in the three months ended March 31, 2019 primarily due to operating income of $518 million, as well as adjustments for non-cash expenses including: provision for transaction and credit losses of $341 million, stock-based compensation of $247 million, and depreciation and amortization of $230 million. Net income was also adjusted for net unrealized gains on our strategic investments of $180 million, changes in other assets and liabilities of $227 million primarily related to actual cash transaction losses incurred during the period, and an increase in accounts receivable of $96 million.

In the three months ended March 31, 2020 and 2019, cash paid for income taxes, net was $30 million and $22 million, respectively.

Investing Activities

The net cash used in investing activities of $2.6 billion in the three months ended March 31, 2020 was due primarily to acquisitions (net of cash acquired) of $3.6 billion, purchases of investments of $3.6 billion, changes in funds receivable from customers of $401 million, changes in principal loans receivable, net of $386 million, and purchases of property and equipment of $206 million. These cash outflows were partially offset by maturities and sales of investments of $5.5 billion and proceeds from the sale of property and equipment of $119 million.

The net cash used in investing activities of $4.9 billion in the three months ended March 31, 2019 was due primarily to purchases of investments of $8.1 billion, changes in funds receivable from customers of $2.2 billion, changes in principal loans receivable, net of $357 million, and purchases of property and equipment of $218 million. These cash outflows were partially offset by maturities and sales of investments of $6.0 billion.

Financing Activities

We generated cash from financing activities of $2.2 billion in the three months ended March 31, 2020 due primarily to proceeds from borrowings under our Credit Agreement of $3.0 billion and changes in funds payable and amounts due to customers of $457 million. These cash inflows were partially offset by the repurchase of $800 million of our common stock under our stock repurchase programs and tax withholdings related to net share settlement of equity awards of $402 million.

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

Effect of Exchange Rates on Cash, Cash Equivalents, and Restricted Cash

Foreign currency exchange rates had a negative impact of $178 million on cash, cash equivalents, and restricted cash for the three months ended March 31, 2020 due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar and, to a lesser extent, the Brazilian real.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions as described in our 2019 Form 10-K and as supplemented and, to the extent inconsistent, superseded within this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit, Risk, and Compliance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in our 2019 Form 10-K and as supplemented and, to the extent inconsistent, superseded within “Note 1—Overview and Summary of Significant Accounting Policies” to the condensed consolidated financial statements in this report.

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

Transaction and credit losses

Transaction and credit losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and credit losses fluctuate depending on many factors, including: total TPV, current and projected macroeconomic conditions, including unemployment rates and merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include our PayPal Credit consumer products and merchant loans and advances arising from our PPWC and PPBL products.

We establish allowances for estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, buyer protection program claims, and account takeovers. Additions to the allowance, in the form of provisions, are reflected in transaction and credit losses on our condensed consolidated statements of income. The allowances are monitored regularly and are updated based on actual claims data. The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, the mix of transaction and loss types, as well as current and projected macroeconomic factors, as appropriate.

We also establish an allowance for loans and interest receivable, which represents our estimate of lifetime expected credit losses inherent in our portfolio of loans and interest receivable. This evaluation process is subject to numerous estimates and judgments. The allowance is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic factors. Loss curves are generated using historical loss data for our loan portfolios and are applied to segments of each portfolio, categorized by geographic region, first borrowing vs. reuse, delinquency, and vintage, among other factors. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that is most appropriate to the economic conditions applicable to a particular period. We utilize externally sourced macroeconomic scenario data to supplement our historical information due to the limited period in which our credit product offerings have been in existence. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. Our revolving consumer receivables do not have a contractual term, however the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term, however the reasonable and supportable forecast period considered for projected loss rates is approximately 2.5 to 3.5 years, dependent upon the product. The allowance for loss against the interest and fees receivable is determined primarily by applying loss curves by geography, delinquency, and period of origination, among other factors.

Determining appropriate allowances for these losses is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for lifetime expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. These forecasts project scenarios for future unemployment and benchmark credit card charge-off rates. As of March 31, 2020, we utilized externally published projections indicating a forecasted peak unemployment rate over the reasonable and supportable period of approximately 9% in the second quarter of 2020, resulting in an overall principal and interest coverage ratio of approximately 17%. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $45 million based on the loans and interest receivable balance outstanding as of March 31, 2020. Our allowance as of March 31, 2020 has not been adjusted to account for the proactive or reactive measures that we have taken that are intended to reduce financial hardships experienced by our customers. Given the uncertainty of the ultimate impact that the COVID-19 outbreak may have on their financial condition, we have not made any adjustments to account for the potential mitigation of losses that might be achieved through these measures. Further, our allowance as of March 31, 2020 has not been adjusted to account for the potential impact of the Coronavirus Aid, Relief, and. Economic Security Act or the “CARES Act”, which is intended to help mitigate the negative impact the current pandemic may have on the financial condition of our customers. We are unable to predict the ultimate impact of these actions which may result in adjustments to our allowance for loans and interest receivable in future periods.

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

As of March 31, 2020 and December 31, 2019, approximately 73% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

We have $5.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have various committed credit facilities available to us aggregating to $6.0 billion. We are obligated to pay interest on loans under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of March 31, 2020 and December 31, 2019, we had $3.0 billion and no amounts outstanding under these credit facilities, respectively. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at March 31, 2020 and December 31, 2019.

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

We have a foreign currency exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 10—Derivative Instruments” to the condensed consolidated financial statements included in this Form 10-Q.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at March 31, 2020 and December 31, 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $840 million and $900 million lower, respectively. If the U.S. dollar strengthened by 20% at March 31, 2020 and December 31, 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $840 million and $900 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $94 million and $147 million at March 31, 2020 and December 31, 2019, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of March 31, 2020 would have positively impacted income before income taxes by approximately $99 million, resulting in a net positive impact of approximately $5 million. Foreign currency exchange contracts in place as of December 31, 2019 would have positively impacted income before income taxes by approximately $153 million, resulting in a net positive impact of approximately $6 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of March 31, 2020 and December 31, 2019, our strategic investments totaled $1.7 billion and $1.8 billion, respectively, which represented approximately 14% and 13% of our total cash, cash equivalents, and investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies that are not publicly traded. We are required to record all adjustments to the carrying value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change in the carrying value of our strategic investments of 10%, which could be experienced in the near term, would result in a decrease of approximately $170 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

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

Item 1A: Risk Factors

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 6, 2020 (“2019 Form 10-K”).  The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2019 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

The recent novel coronavirus (COVID-19) outbreak could materially and adversely affect our business, our financial condition, and results of operations.

The novel strain of the coronavirus identified in late 2019 has spread globally, and the outbreak was characterized as a pandemic by the World Health Organization in March 2020. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending and payments activity generally, and have significantly contributed to deteriorating macroeconomic conditions and higher unemployment in some countries, including those in which we have significant operations. While governments around the world have taken steps to attempt to mitigate some of the more severe anticipated economic effects of COVID-19, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The COVID-19 outbreak has adversely impacted and is likely to further adversely impact our results of operations, as well as the operations of our customers, suppliers, vendors and other business partners. As the COVID-19 outbreak has spread, cross-border activity and domestic commerce have sharply declined, due in large part to the measures described above intended to contain and limit the outbreak’s spread. These measures may remain in place for a significant period of time and are likely to continue to adversely affect our business, results of operations and financial condition. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to, the following:

•
Merchants selling goods or services in advance of the date of their delivery (e.g., travel and events verticals) or experiencing bankruptcy, business failure, or other business interruption, which could result in our being liable to the buyers of such goods or services, either through our buyer protection program or through chargebacks on payment cards used by customers to fund their payments;

•	Merchants who utilize our PayPal Working Capital and PayPal Business Loan products defaulting on their payment obligations;

•
Consumers who utilize our PayPal Credit products defaulting on their payment obligations, including U.S. consumers, which may adversely impact our revenue share on the portfolio of U.S. consumer receivables owned by Synchrony Bank;

•	Increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online banking, ecommerce, and other online activity;

•
Challenges to the availability and reliability of our products and services resulting from changes to our normal operations, including due to one or more clusters of COVID-19 cases occurring at our data centers or customer service and operations centers or the temporary closure of sites due to mandatory local lockdown requirements, which may impact our employees and/or the systems or employees of our customers and business partners; and

•
An increased volume of unanticipated customer requests for support (resulting in increased call center volume to our customer support and operations centers) and regulatory requests for information and support or additional regulatory requirements, which could require additional resources and costs to address.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition, even after the COVID-19 outbreak has subsided. In addition, actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 (e.g., waiving certain fees and deferring repayments on business loans for certain affected small business customers) may negatively impact our results of operations.
The COVID-19 outbreak has required and is likely to continue to require significant management attention and substantial investments of time and resources across our enterprise. The spread of COVID-19 has caused us to make significant modifications to our business practices, including restrictions on employee travel, closings or significant limitations on employee work locations, and cancellation of physical participation in meetings, events, and conferences. An increased number of our employees are working remotely as a result of the outbreak, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, give rise to claims by employees, and impair our ability to manage our business or otherwise adversely affect our business. Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new or modified processes, procedures, and controls could be required to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change, including, but not limited to, the duration, scope and severity of the outbreak, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions could potentially resume. The spread of COVID-19 has led to disruption and volatility in the global capital markets, which may increase our cost of capital and may adversely affect our ability to access the capital markets. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and their respective financial condition, and any significant negative impact on these parties could materially and adversely impact us.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. While we do not yet know the full extent of the impacts on our business, financial condition, and results of operations, or the global economy as a whole, these impacts, individually or collectively, could have a material adverse impact on our business, financial condition and results of operations. In addition, the impact of COVID-19 may heighten or exacerbate many of the other risks discussed in “Item 1A—Risk Factors” in 2019 Form 10-K, any of which could have a material impact on us.

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

We principally provide our services to customers in the EU through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance, privacy, data protection, data governance, information security, banking secrecy, taxation, cross-border payment, risk management, sanctions, or other requirements imposed on Luxembourg credit institutions. In addition, EU laws and regulations are subject to potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements becoming applicable from 2019 or later. PSD2 enables new payment and information sharing models whereby regulated payment providers are able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 also imposes new standards for payment security and strong customer authentication (“SCA”) that may make it more difficult and time consuming to carry out a PayPal transaction, which may adversely impact PayPal’s European customer value proposition. SCA was implemented in 2019. In line with an opinion issued by the European Banking Authority (“EBA”), national competent authorities (including Luxembourg) have announced enforcement deferral periods for migration to SCA requirements for e-commerce card-based transactions. PayPal (Europe) has implemented SCA customer processes covering the majority of payment transactions initiated within the EU and has plans to finalize full compliance with SCA; amending or accelerating these plans may adversely impact PayPal’s European customer value proposition.
If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity such that some activity of PayPal (Europe) could become directly regulated by the ECB rather than the CSSF, the Luxembourg regulator, as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.
In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”), but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments from Singapore, and can only offer payments for the purchase of goods and services in Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. The Payment Services Act came into effect in Singapore in January 2020. PayPal Pte. Ltd. is currently operating within a statutory transitional period, and will be required to apply for a license with MAS before January 27, 2021 in order to continue to provide payments services in Singapore. Once PayPal Pte. Ltd. obtains its license, we will be required to comply with new regulatory requirements that will result in increased operational complexity and costs for our Singapore and international operations.
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
PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). Please see "Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” for additional disclosure regarding this matter.
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

On January 3, 2020, in connection with the closing of the acquisition of Honey Science Corporation (“Honey”), the Company issued 2,433,499 shares of deferred and restricted shares to certain former holders of Honey equity securities (the “Honey Securityholders”) in exchange for certain Honey shares, with an aggregate value of approximately $265 million. The deferred and restricted shares are subject to repurchase or forfeiture in certain circumstances and vest over three years. The deferred and restricted shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon one or more of the following exemptions: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and/or Regulation S promulgated under the Securities Act.

Repurchases of Equity Securities

In April 2017, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2020 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of December 31, 2019				$10,068
January 1, 2020 through January 31, 2020	—	$—	—	10,068
February 1, 2020 through February 29, 2020	2.6	$113.31	2.6	9,766
March 1, 2020 through March 31, 2020	4.9	$102.22	4.9	9,268
Balance as of March 31, 2020	7.5		7.5	$9,268
(1) Average price paid per share for open market purchases includes broker commissions.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01	Honey Science Corporation 2015 Equity Incentive Plan, as amended on February 17, 2017 and April 16, 2018	S-8	1/7/2020
10.02	First Amendment, dated as of March 23, 2020, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents	-	-	X
10.03	First Amendment, dated as of March 23, 2020, to the 364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	-	-	X
10.04	Joinder Agreement, dated as of March 25, 2020, among PayPal International Treasury Centre S.à r.l., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents	-	-	X
10.05	Joinder Agreement, dated as of March 25, 2020, among PayPal (Europe) S.à r.l. et Cie, S.C.A., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents	-	-	X
10.06	Joinder Agreement, dated as of March 27, 2020, among PayPal Pte. Ltd., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents	-	-	X
10.07	Joinder Agreement, dated as of March 31, 2020, among PayPal Australia Pty Limited, PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	X

101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements.	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	X

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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	May 6, 2020
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	May 6, 2020
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	May 6, 2020