Form 10-Q
period 2020-06-30
PayPal Holdings, Inc.
filed 2020-07-30
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
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
Yes☐ No  ☒
As of July 24, 2020, there were 1,173,299,768 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,353	$7,349
Short-term investments	6,695	3,412
Accounts receivable, net	446	435
Loans and interest receivable, net of allowances of $878 and $258 as of June 30, 2020 and December 31, 2019, respectively	3,135	3,972
Funds receivable and customer accounts	29,031	22,527
Prepaid expenses and other current assets	840	800
Total current assets	46,500	38,495
Long-term investments	3,175	2,863
Property and equipment, net	1,717	1,693
Goodwill	9,118	6,212
Intangible assets, net	1,254	778
Other assets	1,402	1,292
Total assets	$63,166	$51,333
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252	$232
Funds payable and amounts due to customers	31,031	24,527
Accrued expenses and other current liabilities	2,119	2,087
Income taxes payable	327	73
Total current liabilities	33,729	26,919
Deferred tax liability and other long-term liabilities	2,819	2,520
Long-term debt	8,934	4,965
Total liabilities	45,482	34,404
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,173 shares outstanding as of both June 30, 2020 and December 31, 2019	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 114 and 105 shares as of June 30, 2020 and December 31, 2019, respectively	(7,892)	(6,872)
Additional paid-in-capital	15,914	15,588
Retained earnings	9,788	8,342
Accumulated other comprehensive income (loss)	(170)	(173)
Total PayPal Stockholders’ equity	17,640	16,885
Noncontrolling interest	44	44
Total equity	17,684	16,929
Total liabilities and equity	$63,166	$51,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data)
	(Unaudited)
Net revenues	$5,261	$4,305	$9,879	$8,433
Operating expenses:
Transaction expense	1,843	1,627	3,582	3,176
Transaction and credit losses	440	318	1,031	659
Customer support and operations	423	399	822	787
Sales and marketing	414	356	785	685
Technology and development	631	483	1,236	994
General and administrative	512	419	998	838
Restructuring and other charges	47	(2)	76	71
Total operating expenses	4,310	3,600	8,530	7,210
Operating income	951	705	1,349	1,223
Other income (expense), net	848	238	713	437
Income before income taxes	1,799	943	2,062	1,660
Income tax expense	269	120	448	170
Net income	$1,530	$823	$1,614	$1,490

Net income per share:
Basic	$1.30	$0.70	$1.38	$1.27
Diluted	$1.29	$0.69	$1.36	$1.25

Weighted average shares:
Basic	1,173	1,175	1,173	1,173
Diluted	1,184	1,187	1,185	1,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
	(Unaudited)
Net income	$1,530	$823	$1,614	$1,490
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	52	9	(119)	(58)
Net investment hedge CTA (loss) gain	(16)	—	55	—
Unrealized (losses) gains on cash flow hedges, net	(92)	(18)	52	(64)
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	1	—	(1)	1
Unrealized gains on investments, net	7	10	22	21
Tax expense on unrealized gains on investments, net	(2)	(4)	(6)	(6)
Other comprehensive income (loss), net of tax	(50)	(3)	3	(106)
Comprehensive income	$1,480	$820	$1,617	$1,384
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	84	—	84
Foreign CTA	—	—	—	(171)	—	—	(171)
Net investment hedge CTA gain	—	—	—	71	—	—	71
Unrealized gains on cash flow hedges, net	—	—	—	144	—	—	144
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(2)	—	—	(2)
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	8	—	(382)	—	—	—	(382)
Common stock repurchased	(8)	(800)	—	—	—	—	(800)
Stock-based compensation	—	—	295	—	—	—	295
Balances at March 31, 2020	1,173	$(7,672)	$15,501	$(120)	$8,258	$44	$16,011
Net income	—	—	—	—	1,530	—	1,530
Foreign CTA	—	—	—	52	—	—	52
Net investment hedge CTA loss	—	—	—	(16)	—	—	(16)
Unrealized losses on cash flow hedges, net	—	—	—	(92)	—	—	(92)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	7	—	—	7
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	52	—	—	—	52
Common stock repurchased	(1)	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	361	—	—	—	361
Balances at June 30, 2020	1,173	$(7,892)	$15,914	$(170)	$9,788	$44	$17,684

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$—	$15,386
Adoption of lease accounting standard	—	—	—	—	3	—	3
Net income	—	—	—	—	667	—	667
Foreign CTA	—	—	—	(67)	—	—	(67)
Unrealized losses on cash flow hedges, net	—	—	—	(46)	—	—	(46)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	11	—	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	(302)	—	—	—	(302)
Common stock repurchased	(8)	(705)	(45)	—	—	—	(750)
Stock-based compensation	—	—	256	—	—	—	256
Balances at March 31, 2019	1,172	$(6,216)	$14,848	$(25)	$6,550	$—	$15,157
Net income	—	—	—	—	823	—	823
Foreign CTA	—	—	—	9	—	—	9
Unrealized losses on cash flow hedges, net	—	—	—	(18)	—	—	(18)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	—	—
Unrealized gains on investments, net	—	—	—	10	—	—	10
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(73)	—	—	—	(73)
Common stock repurchased	—	—	—	—	—	—	—
Stock-based compensation	—	—	235	—	—	—	235
Balances at June 30, 2019	1,177	$(6,216)	$15,010	$(28)	$7,373	$—	$16,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,614	$1,490
Adjustments:
Transaction and credit losses	1,031	659
Depreciation and amortization	590	458
Stock-based compensation	635	470
Deferred income taxes	31	35
Unrealized gains on strategic investments	(739)	(398)
Other	(27)	(92)
Changes in assets and liabilities:
Accounts receivable	47	(66)
Changes in loans and interest receivable held for sale, net	—	4
Accounts payable	(48)	(49)
Income taxes payable	114	(7)
Other assets and liabilities	639	(303)
Net cash provided by operating activities	3,887	2,201
Cash flows from investing activities:
Purchases of property and equipment	(399)	(357)
Proceeds from sales of property and equipment	120	—
Changes in principal loans receivable, net	3	(732)
Purchases of investments	(14,844)	(13,191)
Maturities and sales of investments	9,793	10,537
Acquisitions, net of cash and restricted cash acquired	(3,612)	—
Funds receivable	(1,134)	(2,214)
Net cash used in investing activities	(10,073)	(5,957)
Cash flows from financing activities:
Proceeds from issuance of common stock	71	74
Purchases of treasury stock	(1,000)	(756)
Tax withholdings related to net share settlements of equity awards	(421)	(449)
Borrowings under financing arrangements	6,966	500
Repayments under financing arrangements	(3,000)	—
Funds payable and amounts due to customers	5,918	3,129
Other financing activities	(15)	—
Net cash provided by financing activities	8,519	2,498
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(72)	(1)
Net change in cash, cash equivalents, and restricted cash	2,261	(1,259)
Cash, cash equivalents, and restricted cash at beginning of period	15,743	13,233
Cash, cash equivalents, and restricted cash at end of period	$18,004	$11,974

Supplemental cash flow disclosures:
Cash paid for interest	$78	$45
Cash paid for income taxes, net	$70	$176

The below table reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$6,353	$4,909
Short term investments	18	12
Funds receivable and customer accounts	11,633	7,053
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$18,004	$11,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Overview and Summary of Significant Accounting Policies

Overview and Organization

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, iZettle, and Hyperwallet products and services, comprise our proprietary Payments Platform.

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
We determine at the inception of each arrangement whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine it is, we then assess if we are the primary beneficiary, which would require consolidation. As of June 30, 2020, we held an investment in a VIE which did not qualify for consolidation as we are not the primary beneficiary. The investment balance is de minimis and included as a non-marketable equity security in long-term investments on our condensed consolidated balance sheets.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission on February 6, 2020.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for interim periods. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, loss contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur, and as additional information surrounding the impact of the novel coronavirus (“COVID-19”) pandemic is obtained. Actual results could differ from these estimates and any such differences may be material to our financial statements.

Investments

Short-term investments include time deposits, government and agency securities, and corporate debt securities with original maturities of greater than three months but less than one year when purchased or maturities of less than one year on the reporting date. Long-term investments include time deposits, government and agency securities and corporate debt securities with maturities exceeding one year, and our strategic investments. Government and agency securities and corporate debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Accrued interest receivable on available-for-sale debt securities totaled $39 million and $54 million, respectively, at June 30, 2020 and December 31, 2019 and is included in other current assets on our condensed consolidated balance sheets.

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

We offer both revolving and installment credit products to our international consumers. The terms of our consumer relationships require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

U.S. Consumer Credit Portfolio

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank (“Synchrony”). Following the closing of this transaction in July 2018, Synchrony became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. We no longer hold an ownership interest in the receivables generated through the program and thus, no longer record these receivables on our condensed consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony, which includes both the sold and newly generated receivables, and it is recorded in revenue from other value added services on our condensed consolidated statements of income.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Through the closing of the transaction with Synchrony, we continued to work with an independent chartered financial institution to extend credit to U.S. consumers using our PayPal Credit product. We purchased the related receivables extended by the independent chartered financial institution until July 2018. As part of the arrangements we had with the independent chartered financial institutions in the U.S., we sold back a participation interest in the pool of U.S. consumer receivables outstanding under PayPal Credit consumer accounts. For these arrangements, gains or losses on the sale of the participation interest were not material as the carrying amount of the participation interest sold approximated the fair value at time of transfer.

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

The allowance for loans and interest receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio that is segmented by geographic region, delinquency, and vintage, among other factors. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by geographic region, first borrowing versus reuse, delinquency, credit rating, and vintage, among other factors, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. Further, we may include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our expected lifetime losses. Our consumer receivables are primarily revolving in nature and do not have a contractual term; however, the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term; however, the reasonable and supportable forecast period considered for projected loss rates is approximately 2.5 to 3.5 years, depending upon the product. The allowance for losses against the interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

In connection with our agreement to sell our U.S. consumer credit receivables to Synchrony and the designation of that portfolio as held for sale in November 2017, we reversed the corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loans and interest receivables, held for sale were not established. Adjustments to the cost basis of this portfolio until the sale was completed, which were primarily driven by charge-offs, were recorded in restructuring and other charges on our condensed consolidated statements of income.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other liabilities and other long-term liabilities on our condensed consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method requires the asset to remain on the condensed consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation. As of June 30, 2020, we had no finance leases.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, buyer protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of transaction losses incurred as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual data received, including actual claims data reported by our claims processors. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, the mix of transaction and loss types, as well as macroeconomic factors, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our condensed consolidated statements of income. At June 30, 2020 and December 31, 2019, the allowance for transaction losses totaled $152 million and $136 million, respectively, and was included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for ACH returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of goods or services, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for lifetime expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as necessary. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written-off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances.

Negative customer balances are included in other current assets, net of the allowance on our condensed consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our condensed consolidated statements of income. The allowance for negative customer balances was $221 million and $263 million at June 30, 2020 and December 31, 2019, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Guidance

In 2020, the Financial Accounting Standards Board (“FASB”) issued amended guidance that provides transition relief for the accounting impact of reference rate reform. For a limited period, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions affected by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. Our exposure to LIBOR is primarily limited to an insignificant amount of available-for-sale debt securities and, accordingly, we do not expect reference rate reform to have a material impact on our condensed consolidated financial statements.

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

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

Note 2—Revenue

PayPal enables its customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our Payments Platform and from other value added services. Our revenues are classified into two categories: transaction revenues and revenues from other value added services.

Disaggregation of Revenue

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate as one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and type of revenue categories (transaction revenues and revenues from other value added services). Revenues recorded within these categories are earned from similar services for which the nature of associated fees and the related revenue recognition models are substantially the same.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Primary geographical markets
United States (“U.S.”)	$2,651	$2,297	$5,120	$4,484
United Kingdom (“U.K.”)	586	454	1,064	887
Other countries(1)	2,024	1,554	3,695	3,062
Total revenues(2)	$5,261	$4,305	$9,879	$8,433

Revenue category
Transaction revenues	$4,945	$3,878	$9,160	$7,609
Revenues from other value added services	316	427	719	824
Total revenues(2)	$5,261	$4,305	$9,879	$8,433
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $154 million and $276 million for the three months ended June 30, 2020 and 2019, respectively, and $401 million and $533 million for the six months ended June 30, 2020 and 2019, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$1,530	$823	$1,614	$1,490
Denominator:
Weighted average shares of common stock - basic	1,173	1,175	1,173	1,173
Dilutive effect of equity incentive awards	11	12	12	15
Weighted average shares of common stock - diluted	1,184	1,187	1,185	1,188
Net income per share:
Basic	$1.30	$0.70	$1.38	$1.27
Diluted	$1.29	$0.69	$1.36	$1.25
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	—	1	2

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

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$2,957
Customer lists and user base	115
Marketing related	30
Developed technology	572
Total intangibles	$717
Accounts receivable, net	55
Deferred tax liabilities, net	(76)
Other net liabilities	(18)
Total purchase consideration	$3,635
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

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition and pro forma results of operations have not been presented for the three and six months ended June 30, 2020 because the effects of this acquisition were not material to our overall operations.

There were no acquisitions or divestitures completed during the six months ended June 30, 2019.

Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2020:

	December 31, 2019	Goodwill Acquired	Adjustments	June 30, 2020
	(In millions)
Total goodwill	$6,212	$2,957	$(51)	$9,118

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The goodwill acquired during the six months ended June 30, 2020 was associated with the acquisition of Honey. The adjustments to goodwill during the six months ended June 30, 2020 pertain to foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,203	$(741)	$462	6	$1,114	$(700)	$414	7
Marketing related	321	(257)	64	3	294	(239)	55	3
Developed technology	999	(452)	547	3	445	(343)	102	3
All other	434	(253)	181	7	436	(229)	207	7
Intangible assets, net	$2,957	$(1,703)	$1,254		$2,289	$(1,511)	$778

Amortization expense for intangible assets was $115 million and $51 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $229 million and $108 million for the six months ended June 30, 2020 and 2019, respectively.

Expected future intangible asset amortization as of June 30, 2020 was as follows (in millions):

Fiscal years:
Remaining 2020	$221
2021	398
2022	335
2023	98
2024	96
Thereafter	106
Total	$1,254

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

While a majority of lease payments are based on the stated rate in the lease, some lease payments are subject to annual changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. All of PayPal’s variable lease payments are based on an index or rate.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Lease expense
Operating lease expense	$42	$32	$80	$66
Sublease income	(1)	(2)	(2)	(4)
Total lease expense cost	$41	$30	$78	$62
Supplemental cash and noncash information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38	$31	$73	$62
Right-of-use assets obtained in exchange for operating lease liabilities	$2	$63	$246	$68

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
	(In millions, except weighted-average figures)
Operating lease right-of-use assets	$671	$479
Other current lease liabilities	129	104
Operating lease liabilities	611	403
Total operating lease liabilities	$740	$507
Weighted-average remaining lease term—operating leases	7.2 years	5.8 years
Weighted-average discount rate—operating leases	4%	5%
Future minimum lease payments for our operating leases as of June 30, 2020 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2020	$79
2021	149
2022	114
2023	100
2024	90
Thereafter	315
Total	$847
Less: present value discount	(107)
Lease liability	$740

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the first quarter of 2020, we entered into a sale-leaseback arrangement as the seller-lessee for a data center as the buyer-lessor obtained control of the facility. We sold the data center and simultaneously entered into an operating lease agreement with the purchaser for the right to use the facility for 8 years. The Company received proceeds of approximately $119 million, net of selling costs, which resulted in a de minimis net gain on the sale transaction.

In the second quarter of 2020, we incurred asset impairment charges of $21 million within restructuring and other charges on our condensed consolidated statements of income. The impairments included a reduction to our ROU asset in the amount of $17 million, which were attributed to certain leased space we will no longer be utilizing for our core business operations.

As of June 30, 2020, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $112 million. These operating leases will commence between fiscal years 2020 and 2021 with lease terms of 3 years to 10 years.

Note 7—Other Financial Statement Details

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$150	$17	$(321)	$40	$(6)	$(120)
Other comprehensive income (loss) before reclassifications	(59)	7	52	(16)	(1)	(17)
Less: Amount of gain reclassified from accumulated other comprehensive income (“AOCI”)	33	—	—	—	—	33
Net current period other comprehensive income (loss)	(92)	7	52	(16)	(1)	(50)
Ending balance	$58	$24	$(269)	$24	$(7)	$(170)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$136	$(2)	$(160)	$1	$(25)
Other comprehensive income (loss) before reclassifications	40	10	9	(4)	55
Less: Amount of gain reclassified from AOCI	58	—	—	—	58
Net current period other comprehensive income (loss)	(18)	10	9	(4)	(3)
Ending balance	$118	$8	$(151)	$(3)	$(28)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	127	22	(119)	55	(7)	78
Less: Amount of gain reclassified from AOCI	75	—	—	—	—	75
Net current period other comprehensive income (loss)	52	22	(119)	55	(7)	3
Ending balance	$58	$24	$(269)	$24	$(7)	$(170)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$2	$78
Other comprehensive income (loss) before reclassifications	46	21	(58)	(5)	4
Less: Amount of gain reclassified from AOCI	110	—	—	—	110
Net current period other comprehensive income (loss)	(64)	21	(58)	(5)	(106)
Ending balance	$118	$8	$(151)	$(3)	$(28)
The following tables provide details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2020	2019
	(In millions)
Gains on cash flow hedges—foreign exchange contracts	$33	$58	Net revenues
Unrealized (losses) gains on investments	—	—	Other income (expense), net
	$33	$58	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$33	$58	Net income

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2020	2019
	(In millions)
Gains on cash flow hedges—foreign exchange contracts	$75	$110	Net revenues
Unrealized (losses) gains on investments	—	—	Other income (expense), net
	$75	$110	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$75	$110	Net income
Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Interest income	$22	$48	$55	$97
Interest expense	(55)	(27)	(92)	(49)
Gains (losses) on strategic investments	888	218	764	398
Other	(7)	(1)	(14)	(9)
Other income (expense), net	$848	$238	$713	$437

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$11,633	$8,387
Time deposits	507	514
Available-for-sale debt securities	12,354	10,190
Funds receivable	4,537	3,436
Total funds receivable and customer accounts	$29,031	$22,527
Short-term investments:
Time deposits	$1,175	$614
Available-for-sale debt securities	5,451	2,734
Restricted cash	69	64
Total short-term investments	$6,695	$3,412
Long-term investments:
Time deposits	$10	$—
Available-for-sale debt securities	534	1,025
Restricted cash	6	—
Strategic investments	2,625	1,838
Total long-term investments	$3,175	$2,863

As of June 30, 2020 and December 31, 2019, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2020(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,503	$13	$—	$7,516
Foreign government and agency securities	1,355	3	—	1,358
Corporate debt securities	1,478	1	—	1,479
Short-term investments:
U.S. government and agency securities	2,255	—	—	2,255
Foreign government and agency securities	1,211	1	—	1,212
Corporate debt securities	1,980	4	—	1,984
Long-term investments:
U.S. government and agency securities	100	—	—	100
Foreign government and agency securities	75	—	—	75
Corporate debt securities	357	2	—	359
Total available-for-sale debt securities(2)	$16,314	$24	$—	$16,338
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,996	$—	$—	$4,996
Foreign government and agency securities	1,392	—	—	1,392
Corporate debt securities	2,112	—	—	2,112
Short-term investments:
Foreign government and agency securities	533	—	—	533
Corporate debt securities	1,955	—	—	1,955
Long-term investments:
U.S. government and agency securities	140	—	—	140
Foreign government and agency securities	207	—	—	207
Corporate debt securities	676	2	—	678
Total available-for-sale debt securities(2)	$12,011	$2	$—	$12,013
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

As of June 30, 2020 and December 31, 2019, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses has not been deemed necessary in the current period, aggregated by length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,614	$—	$—	$—	$2,614	$—
Foreign government and agency securities	457	—	—	—	457	—
Corporate debt securities	169	—	—	—	169	—
Short-term investments:
U.S. government and agency securities	1,615	—	—	—	1,615	—
Foreign government and agency securities	35	—	—	—	35	—
Corporate debt securities	131	—	—	—	131	—
Long-term investments:
Corporate debt securities	114	—	2	—	116	—
Total available-for-sale debt securities	$5,135	$—	$2	$—	$5,137	$—
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Unrealized losses have not been recognized into income as we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell the securities before recovery. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2020 and 2019.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2020
	Amortized Cost	Fair Value
	(In millions)
One year or less	$15,291	$15,312
After one year through five years	1,021	1,024
After five years through ten years	2	2
Total	$16,314	$16,338

Strategic Investments

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $2.0 billion and $1.3 billion as of June 30, 2020 and December 31, 2019, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, we had non-marketable equity securities of $32 million and $27 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee and account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $584 million and $524 million as of June 30, 2020 and December 31, 2019, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Carrying amount, beginning of period	$497	$293
Adjustments related to non-marketable equity securities:
Net additions(1)	25	65
Gross unrealized gains	45	81
Gross unrealized losses and impairments	(15)	—
Carrying amount, end of period	$552	$439
(1) Net additions includes additions from purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
	(In millions)
Cumulative gross unrealized gains	$257	$230
Cumulative gross unrealized losses and impairment	$(20)	$(5)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2020 and June 30, 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized gains (losses)	$888	$218	$756	$398

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$1,065	$—	$1,065
Short-term investments(2):
U.S. government and agency securities	2,255	—	2,255
Foreign government and agency securities	1,212	—	1,212
Corporate debt securities	1,984	—	1,984
Total short-term investments	$5,451	$—	$5,451
Funds receivable and customer accounts(3):
Cash and cash equivalents	1,419	—	1,419
U.S. government and agency securities	7,516	—	7,516
Foreign government and agency securities	3,208	—	3,208
Corporate debt securities	1,630	—	1,630
Total funds receivable and customer accounts	$13,773	$—	$13,773
Derivatives	135	—	135
Long-term investments(2),(4):
U.S. government and agency securities	100	—	100
Foreign government and agency securities	75	—	75
Corporate debt securities	359	—	359
Marketable equity securities	2,041	2,041	—
Total long-term investments	$2,575	$2,041	$534
Total financial assets	$22,999	$2,041	$20,958
Liabilities:
Derivatives	$55	$—	$55
(1) Excludes cash of $5.3 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $75 million and time deposits of $1.2 billion not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $15.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $584 million measured using the Measurement Alternative or equity method accounting.

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

As of June 30, 2020 and December 31, 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts	$2,001	$1,690
Short-term investments	$—	$246
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Funds receivable and customer accounts	$17	$27	$(3)	$(2)
Short-term investments	$(6)	$(4)	$(24)	$(4)
Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following tables summarize our financial assets and liabilities held as of June 30, 2020 and December 31, 2019 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively:

	June 30, 2020	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$128	$128
Other assets(2)	35	35
Total	$163	$163
(1) Excludes non-marketable equity investments of $424 million accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2020.
(2) Consists of ROU lease asset recorded at fair value pursuant to an impairment charge recorded in the second quarter of 2020. See “Note 6—Leases” for additional information.

	December 31, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$303	$303
(1) Excludes non-marketable equity investments of $194 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2019.

We measure these non-marketable equity investments accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Impairment losses on ROU lease assets related to office operating leases are calculated using rent per square foot derived from observable market data.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and notes receivable are carried at amortized cost, which approximates their fair value. Our fixed rate debt had a carrying value of approximately $8.9 billion and fair value of approximately $9.5 billion as of June 30, 2020. Our fixed rate debt had a carrying value and fair value of approximately $5.0 billion as of December 31, 2019. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash Flow Hedges

We transact business in various foreign currencies and have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of the foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of June 30, 2020, we estimated that $59 million of net derivative gains related to our cash flow hedges included in AOCI were expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2020 and 2019, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Hedge

We used a forward foreign currency exchange contract to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. This derivative was designated as a net investment hedge and accordingly, the derivative’s gain and loss is recorded in AOCI as part of foreign currency translation. During the second quarter of 2020, this derivative matured. The accumulated gains and losses associated with this instrument will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings. We did not exclude any component of the changes in fair value of the derivative instrument from the assessment of hedge effectiveness. The cash flow associated with the derivative designated as a net investment hedge is classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

During the three and six months ended June 30, 2020, we recognized $16 million in unrealized loss and $55 million in unrealized gain, respectively, on the foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. During the three and six months ended June 30, 2019, we did not have a net investment hedge. We have not reclassified any gains or losses from AOCI into earnings during any of the periods presented.

Foreign Currency Exchange Contracts Not Designated As Hedging Instruments

We have a foreign currency exposure management program in which we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities. The gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities are recorded in other income (expense), net, which are offset by the gains and losses on these foreign currency exchange contracts. The cash flows associated with our non-designated derivatives that hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	June 30, 2020	December 31, 2019
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$70	$45
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	7	1
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	58	89
Total derivative assets		$135	$135

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$11	$58
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	8	13
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	36	51
Total derivative liabilities		$55	$122

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of setoff associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities by $47 million as of June 30, 2020 and $92 million as of December 31, 2019. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We posted $2 million and $12 million in cash collateral related to our derivative liabilities as of June 30, 2020 and December 31, 2019, respectively, which is recognized in other current assets on our condensed consolidated balance sheets, and is related to the right to reclaim cash collateral. We received $63 million and $39 million in counterparty cash collateral related to our derivative assets as of June 30, 2020 and December 31, 2019, respectively, which is recognized in other current liabilities on our condensed consolidated balance sheets, and is related to the obligation to return cash collateral. Additionally, as of June 30, 2020, we received $8 million in counterparty non-cash collateral in the form of debt securities and no such collateral as of December 31, 2019.

Effect of Derivative Contracts on Condensed Consolidated Statements of Income
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$5,261	$4,305	$9,879	$8,433
Gains on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$33	$58	$75	$110
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$(5)	$9	$32	$(1)

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

	June 30, 2020	December 31, 2019
	(In millions)
Foreign exchange contracts designated as hedging instruments	$3,759	$4,550
Foreign exchange contracts not designated as hedging instruments	12,275	17,131
Total	$16,034	$21,681

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with an independent chartered financial institution that extends credit to merchants using our credit products in the U.S. We purchase receivables related to credit extended to U.S. merchants by the independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the six months ended June 30, 2020 and 2019, we purchased approximately $1.4 billion and $2.2 billion in merchant receivables, respectively.

Consumer Receivables

We offer revolving and installment credit products to consumers who choose PayPal Credit at checkout. The majority of installment loans allow consumers to pay for a product over periods of 12 months or less. As of June 30, 2020 and December 31, 2019, the outstanding balance of consumer receivables, which primarily consisted of revolving loans and interest receivable due from international consumer accounts, was $1.5 billion and $1.3 billion, respectively.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history with PayPal Credit products where available. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in our determination of our allowance for consumer loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer Receivables Delinquency and Allowance

The following table presents the delinquency status of consumer loans and interest receivable at June 30, 2020 and December 31, 2019. Since our consumer loans are primarily revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date. The “current” category represents balances that are within 29 days of the billing date:

	June 30, 2020		December 31, 2019
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$1,448	97.7%	$1,279	96.7%
30-59 days	7	0.5%	15	1.1%
60-89 days	6	0.4%	9	0.7%
90-179 days	21	1.4%	19	1.5%
Total consumer loans and interest receivable(1), (2), (3)	$1,482	100.0%	$1,322	100.0%
(1) Excludes receivables from other consumer credit products of $60 million and $92 million at June 30, 2020 and December 31, 2019, respectively.
(2) Includes installment loans of $168 million and $80 million at June 30, 2020 and December 31, 2019, respectively, substantially all of which were current.
(3) Balances at June 30, 2020 include the impact of payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2020 and 2019:

	June 30, 2020			June 30, 2019
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$49	$8	$57	$27	$3	$30
Adjustment for adoption of credit losses accounting standard	24	4	28	—	—	—
Provisions	226	47	273	6	4	10
Charge-offs	(42)	(7)	(49)	(17)	(3)	(20)
Recoveries(2)	15	—	15	18	—	18
Ending balance	$272	$52	$324	$34	$4	$38
(1) Excludes allowances from other consumer credit products of $6 million and $8 million at June 30, 2020 and June 30, 2019, respectively.
(2) The recoveries were primarily related to fully charged off U.S. consumer credit receivables not subject to the sale to Synchrony.

Changes to the provision for the six months ended June 30, 2020 were attributable to changes in current and projected macroeconomic conditions, including qualitative adjustments primarily to account for the impact from payment holidays provided as part of our COVID-19 payment relief initiatives, which resulted in an increase of $184 million, and changes in credit quality and originations which resulted in an increase of $89 million. Changes to the charge-offs for the six months ended June 30, 2020 were primarily attributable to the overall growth in our portfolio.

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

We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of June 30, 2020 and December 31, 2019, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.5 billion and $2.8 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $112 million and $124 million, respectively.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance, which targets an annual percentage rate based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of the applying business as well as the business owner. PPBL repayments are collected through periodic payments until the balance has been satisfied.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Merchant Receivables Delinquency and Allowance

The following table presents the delinquency status of the principal amount of merchant loans, advances, and interest and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the contractual repayment dates, or within 29 days of the expected repayment date.

June 30, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percent
Current	$1,159	$937	$19	$—	$—	$2,115	85.6%
30 - 59 Days	42	81	9	—	—	132	5.3%
60 - 89 Days	29	61	7	—	—	97	3.9%
90 - 179 Days	11	89	13	—	—	113	4.6%
180+ Days	—	8	5	1	—	14	0.6%
Total(1)	$1,241	$1,176	$53	$1	$—	$2,471	100%
(1) Balances include the impact of payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.

The following table presents our estimate of the principal amount of merchant loans, advances, and interest and fees receivable past their original expected or contractual repayment period as of December 31, 2019, prior to the adoption of the new credit losses accounting guidance as described in “Note 1—Overview and Summary of Significant Accounting Policies.”

December 31, 2019
(In millions, except percentages)
Within Original Expected Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 180 Days Greater	180+ Days	Total Past Original Expected Repayment Period	Total
$2,523	$115	$61	$100	$17	$293	$2,816
89.6%	4.1%	2.1%	3.6%	0.6%	10.4%	100%

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the six months ended June 30, 2020 and 2019:

	June 30, 2020			June 30, 2019
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$171	$20	$191	$115	$15	$130
Adjustment for adoption of credit losses accounting standard	165	17	182	—	—	—
Provisions	284	27	311	115	16	131
Charge-offs	(130)	(13)	(143)	(83)	(9)	(92)
Recoveries	7	—	7	7	—	7
Ending balance	$497	$51	$548	$154	$22	$176

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes to the provision for the six months ended June 30, 2020 were primarily attributable to changes in current and projected macroeconomic conditions including qualitative adjustments to incorporate varying degrees of merchant performance in the current environment and expected performance in future periods, which resulted in an increase of $181 million. Additionally, originations occurring primarily in the first quarter resulted in an increase of $97 million and changes in credit quality resulted in an increase of $33 million to the provision for the six months ended June 30, 2020. Changes to the charge-offs for the six months ended June 30, 2020 were primarily attributable to a significant expansion of the portfolio in 2019 and a decline in transaction processing volume on our Payments Platform for certain merchants which adversely impacted the delinquency of our merchant loans, advances, and interest and fees receivable portfolio.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses is recognized in transaction and credit losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenues included in accrued and other current liabilities on our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Debt

Long-term Debt

Fixed Rate Notes

On May 18, 2020, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2020. We may redeem the notes in whole, at any time, or in part, from time to time, prior to maturity, at the redemption price. Upon the occurrence of both a change of control of the Company and a downgrade of the notes below an investment grade rating, we will be required to offer to repurchase each series of notes at a price equal to 101% of the then outstanding principal amount, plus accrued and unpaid interest. The notes are subject to covenants including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

On September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion. The notes issued from the May 2020 and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

As of June 30, 2020, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

		Balance at June 30, 2020
	Maturities	Amount	Effective Interest Rate
		(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	$1,000	2.39%
Fixed-rate 2.400% notes	10/1/2024	1,250	2.52%
Fixed-rate 2.650% notes	10/1/2026	1,250	2.78%
Fixed-rate 2.850% notes	10/1/2029	1,500	2.96%

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	$1,000	1.55%
Fixed-rate 1.650% notes	6/1/2025	1,000	1.78%
Fixed-rate 2.300% notes	6/1/2030	1,000	2.39%
Fixed-rate 3.250% notes	6/1/2050	1,000	3.33%
Total term debt		$9,000

Unamortized premium (discount) and issuance costs, net		(66)
Total carrying amount of term debt		$8,934

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $45 million and $78 million for the three and six months ended June 30, 2020, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Five-Year Revolving Credit Facility

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of June 30, 2020, no amounts were outstanding under the Credit Agreement, and accordingly, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The total interest expense and fees we recorded related to the Credit Agreement was approximately $10 million and $13 million for the three and six months ended June 30, 2020, respectively.

Other Available Facilities

We also maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2020, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Future Principal Payments

As of June 30, 2020, the future principal payments associated with our long term debt were as follows (in millions):

Remaining 2020	$—
2021	—
2022	1,000
2023	1,000
2024	1,250
Thereafter	5,750
Total	$9,000

Other than as provided above, there are no significant changes to the information disclosed in our 2019 Form 10-K.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13—Commitments and Contingencies

Commitments

As of June 30, 2020 and December 31, 2019, approximately $2.4 billion and $3.1 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of the PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2020. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

As previously disclosed, PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019, and PPAU is continuing to cooperate with AUSTRAC and the appointed external auditor in this matter. As required under the terms of AUSTRAC’s notice, as amended, PPAU issued interim reports to AUSTRAC on December 31, 2019, March 13, 2020, May 6, 2020 and July 7, 2020. The external auditor is due to issue a final report on August 31, 2020. We cannot estimate the potential impact, if any, on our business or financial statements at this time. An adverse outcome arising from the external auditor’s review and any associated proceeding or matter initiated by AUSTRAC, however, could result in injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law, or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platforms, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Protection Programs

We provide merchants and consumers with protection programs for certain transactions completed on our Payments Platform. These programs are intended to protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs are considered assurance-type warranties for which we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (total payment volume) for which buyer or seller protection claims may be raised under our existing customer agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Beginning balance	$396	$385	$399	$344
Provision	271	247	518	533
Realized losses	(313)	(252)	(583)	(513)
Recoveries	19	15	39	31
Ending balance	$373	$395	$373	$395

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14—Stock Repurchase Programs

During the six months ended June 30, 2020, we repurchased approximately 9 million shares of our common stock for approximately $1.0 billion at an average cost of $114.66. These shares were purchased in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of June 30, 2020, a total of approximately $9.0 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

Note 15—Stock-Based Plans

Stock-Based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Customer support and operations	$64	$45	$116	$93
Sales and marketing	47	32	86	64
Technology and development	133	80	246	173
General and administrative	116	73	203	154
Total stock-based compensation expense	$360	$230	$651	$484
Capitalized as part of internal use software and website development costs	$11	$9	$21	$19
Note 16—Income Taxes

Our effective tax rate for the three and six months ended June 30, 2020 was 15% and 22%, respectively. Our effective tax rate for the three and six months ended June 30, 2019 was 13% and 10%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments, and for the six months ended June 30, 2020, tax expense related to the intra-group transfer of intellectual property.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed a lower court decision in Altera Corp. v. Commissioner and held that a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement was valid. In June 2020, the U.S. Supreme Court denied Altera's petition for certiorari. We have reviewed this decision and determined no adjustment is required to PayPal’s condensed consolidated financial statements as a result of this development.

Note 17—Restructuring and Other Charges

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $26 million and $55 million during the three and six months ended June 30, 2020, respectively.

The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which we expect will span multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction. This strategic reduction is expected to be substantially completed by the end of 2020.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the restructuring reserve activity during the six months ended June 30, 2020:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2020	$9
Charges	55
Payments	(25)
Accrued liability as of June 30, 2020	$39

Additionally, in the second quarter of 2020, we incurred asset impairment charges of $21 million due to the write-off of a certain ROU lease asset and related leasehold improvements in conjunction with the exiting of certain leased properties. See “Note 6—Leases” for additional information.

During the first quarter of 2019, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $78 million. The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities and included the transfer of certain operational functions between geographies, as well as the impact of the transition servicing activities provided to Synchrony, which ended in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions, which were substantially completed by the end of the first quarter of 2020.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). Additionally, our forward looking statements include expectations related to anticipated impacts of the outbreak of the novel coronavirus. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

Business Environment

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services and empowering people and businesses to join and thrive in the global economy. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, iZettle, and Hyperwallet products and services, comprise our proprietary Payments Platform.

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

Information security risks for global payments and technology companies like us have significantly increased in recent years. Although we have developed systems and processes designed to protect data we manage, prevent data loss and other security breaches and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors in this Form 10-Q.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic. The rapidly changing global market and economic conditions as a result of COVID-19 have impacted, and are expected to continue to impact, our operations and business. To protect the health and safety of our employees, we have modified our business practices, including restrictions on employee travel, enabling the majority of our workforce to work from home, establishing a strict health and safety protocol for our offices that remain open including limitations on site visitors, and restricting physical participation in meetings, events, and conferences, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and business partners. The broader implications of the COVID-19 outbreak on our business, financial condition, and results of operations remain uncertain. While the current macroeconomic environment as a result of the COVID-19 outbreak has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals, the spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards, cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted, our business, financial condition, and results of operations could be adversely impacted. The COVID-19 outbreak has adversely impacted, and is likely to continue to adversely impact global commerce due to reduced business activity and customer spending, and increased unemployment rates, among other factors, which could materially and adversely impact our business, financial condition, and results of operations in future periods. For additional information on how COVID-19 has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to Part II, Item 1A, Risk Factors in this Form 10-Q.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” The U.K. formally exited the EU (and the European Economic Area (“EEA”)) on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules, including those extending to EEA states. There is a significant lack of clarity over the terms of the U.K.’s future relationship with the EU, and the international bodies that are linked to it, after this date. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see Part II, Item 1A, Risk Factors in this Form 10-Q.

Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions, and could contribute to instability in global financial and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. Net revenues generated from our U.K. operations constituted 11% of total net revenues for each of the three and six months ended June 30, 2020 and June 30, 2019, respectively. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 38% and 37% of our gross loans and interest receivables as of June 30, 2020 and December 31, 2019, respectively, were generated from our U.K. operations. Approximately 8% and 6% of our gross loans and interest receivables as of June 30, 2020 and December 31, 2019, respectively, were generated from the EU (excluding the U.K.).

Overview of Results of Operations

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages and per share data)
Net revenues	$5,261	$4,305	22%	$9,879	$8,433	17%
Operating expenses	4,310	3,600	20%	8,530	7,210	18%
Operating income	$951	$705	35%	$1,349	$1,223	10%
Operating margin	18%	16%	**	14%	15%	**
Other income (expense), net	$848	$238	256%	$713	$437	63%
Income tax expense	$269	$120	124%	$448	$170	164%
Effective tax rate	15%	13%	**	22%	10%	**
Net income	$1,530	$823	86%	$1,614	$1,490	8%
Net income per diluted share	$1.29	$0.69	86%	$1.36	$1.25	9%
Net cash provided by operating activities	$2,383	$1,174	103%	$3,887	$2,201	77%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended June 30, 2020 and 2019

Net revenues increased $956 million, or 22%, in the three months ended June 30, 2020, compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 29% compared to the same period of the prior year. Our acquisition of Honey Science Corporation (“Honey”) contributed approximately one percentage point to the growth rate of net revenues for the three months ended June 30, 2020.

Total operating expenses increased $710 million, or 20%, in the three months ended June 30, 2020, compared to the same period of the prior year due primarily to increases in transaction expense, technology and development expenses, transaction and credit losses, and general and administrative expenses. Our acquisitions of Honey and a 70% equity interest in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”) collectively contributed approximately six percentage points to the growth rate of total operating expenses for the three months ended June 30, 2020.

Operating income increased by $246 million, or 35%, in the three months ended June 30, 2020, compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 18% and 16% in the three months ended June 30, 2020 and June 30, 2019, respectively. Operating margin for the three months ended June 30, 2020 was positively impacted by revenue growth of 22%, outpacing operating expenses growth of 20%. Our acquisitions of Honey and GoPay collectively had a negative impact of approximately three percentage points on our operating margin for the three months ended June 30, 2020.

Net income increased by $707 million, or 86%, in the three months ended June 30, 2020, compared to the same period of the prior year due to the previously discussed increase in operating income of $246 million, an increase of $610 million in other income (expense), net driven primarily by unrealized gains on strategic investments, and partially offset by an increase in income tax expense of $149 million driven primarily by tax expense on unrealized gains on strategic investments.

Six Months Ended June 30, 2020 and 2019

Net revenues increased $1.4 billion, or 17%, in the six months ended June 30, 2020, compared to the same period of the prior year driven primarily by growth in TPV of 23%. Our acquisition of Honey contributed approximately one percentage point to the growth rate of net revenues for the six months ended June 30, 2020.

Total operating expenses increased $1.3 billion, or 18%, in the six months ended June 30, 2020, compared to the same period of the prior year due primarily to increases in transaction expense, transaction and credit losses, technology and development expenses, and general and administrative expenses. Our acquisitions of Honey and GoPay collectively contributed approximately six percentage points to the growth rate of total operating expenses for the six months ended June 30, 2020.

Operating income increased by $126 million, or 10%, in the six months ended June 30, 2020, compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 14% and 15% in the six months ended June 30, 2020 and June 30, 2019, respectively. Operating margin for the six months ended June 30, 2020 was negatively impacted by an increase in transaction and credit losses due primarily to the impact of macroeconomic forecasts on the lifetime expected credit losses on our portfolio of loans and interest receivable, as discussed below. Our acquisitions of Honey and GoPay collectively had a negative impact of approximately three percentage points on our operating margin for the six months ended June 30, 2020.

Net income increased by $124 million, or 8%, in the six months ended June 30, 2020, compared to the same period of the prior year due to the previously discussed increase in operating income of $126 million, an increase of $276 million in other income (expense), net driven primarily by unrealized gains on strategic investments, and partially offset by an increase in income tax expense of $278 million, driven primarily by tax expense related to the intra-group transfer of intellectual property and tax expense on unrealized gains on strategic investments.

Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impact the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In the three and six months ended June 30, 2020, we generated approximately 50% and 48%, respectively, of our net revenues from customers domiciled outside of the U.S. In each of the three and six months ended June 30, 2019, we generated approximately 47% of our net revenues from customers domiciled outside of the U.S. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
We calculate the year-over-year impact of foreign currency exchange movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program in which we designate certain foreign currency exchange contracts as cash flow hedges intended to reduce the impact on earnings from foreign currency exchange rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the three and six months ended June 30, 2020 and June 30, 2019, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(74)	$(124)
Hedging impact	33	75
Unfavorable impact to net revenues	(41)	(49)
Favorable impact to operating expense	38	75
Net (unfavorable) favorable impact to operating income	$(3)	$26

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(93)	$(209)
Hedging impact	58	110
Unfavorable impact to net revenues	(35)	(99)
Favorable impact to operating expense	50	112
Net favorable impact to operating income	$15	$13

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also used a foreign currency exchange contract, designated as a net investment hedge, to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. Gains and losses associated with this instrument will remain in accumulated other comprehensive income until the foreign subsidiary is sold or substantially liquidated.
Additionally, in connection with our services that are paid for in multiple currencies, we generally set our foreign currency exchange rates daily and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program in which we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

Financial Results

Net Revenues
Our revenues are classified into the following two categories:
•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the volume of activity, or TPV, completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, and other miscellaneous fees.

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned primarily on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances.

Active accounts, number of payment transactions, number of payment transactions per active account, and TPV are key non-financial performance metrics (“key metrics”) that management uses to measure the performance of our business, and are defined as follows:

•An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform or through our Honey Platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s Payments Platform through such third party’s login credentials. The number of active accounts provides management with additional perspective on the growth of accounts across our Payments and Honey Platforms as well as the overall scale of our platforms. The acquisition of Honey contributed approximately 10.2 million new active accounts on the date of acquisition in January 2020.

•Number of payment transactions are the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

•Number of payment transactions per active account reflects the total number of payment transactions within the previous 12-month period, divided by active accounts at the end of the period. The number of payment transactions per active account provides management with insight into the number of times a customer is engaged in payments activity on our Payments Platform in a given period.

•TPV is the value of payments, net of payment reversals, successfully completed on our Payments Platform, or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

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

Net Revenues Analysis

The components of our net revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Transaction revenues	$4,945	$3,878	28%	$9,160	$7,609	20%
Revenues from other value added services	316	427	(26)%	719	824	(13)%
Net revenues	$5,261	$4,305	22%	$9,879	$8,433	17%

Transaction revenues

Transaction revenues grew by $1.1 billion, or 28%, and $1.6 billion, or 20%, for the three and six months ended June 30, 2020, compared to the same periods of the prior year. The increase was mainly attributable to our core PayPal products and services, due primarily to strong growth in TPV and the number of payment transactions, both of which resulted primarily from an increase in our active accounts, and to a lesser extent, an increase in revenue from currency conversion fees driven by foreign exchange volatility.

The current macroeconomic environment as a result of the COVID-19 outbreak has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals. However, we have experienced strong growth in online retail, gaming, and food volume, offsetting this decline. The duration and severity of the impacts of COVID-19 remain unknown, and we currently expect that we will continue to experience adverse impacts to our transaction revenue growth rate in affected verticals for the remainder of the year.

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Active accounts(1)	346	286	21%	346	286	21%
Number of payment transactions	3,742	2,973	26%	7,003	5,811	21%
Number of payment transactions per active account	39.2	39.0	—%	39.2	39.0	—%
TPV	$221,731	$172,359	29%	$412,299	$333,851	23%
Percent of cross-border TPV	17%	18%	**	17%	18%	**
All amounts in the table are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Includes 10.2 million active accounts contributed by Honey on the date of acquisition in January 2020.
** Not meaningful

Transaction revenues grew more slowly than TPV for the three and six months ended June 30, 2020, compared to the same periods in the prior year due to a higher proportion of P2P transactions (primarily from our Venmo and core PayPal products) from which we earn lower fees and a lower proportion of cross border transactions, partially offset by foreign currency exchange hedging gains. Changes in prices charged to our customers did not significantly impact transaction revenue growth for both the three and six months ended June 30, 2020.

Revenues from other value added services

For the three and six months ended June 30, 2020, net revenues from other value added services decreased $111 million, or 26%, and $105 million, or 13%, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2020 was primarily attributable to a decrease in revenue earned from transition servicing activities provided to Synchrony Bank (“Synchrony”), which ended in the second quarter of 2019, and a decline in interest earned on certain assets underlying customer balances resulting from lower interest rates. Additionally, a decrease in interest and fee income on our loans and advances receivable contributed to the decline in net revenues from other value added services for the three and six months ended June 30, 2020 due to an increase in the allowances provided for interest and fees receivable, a decline in originations and payment holidays that we provided to our customers as a part of our COVID-19 payment relief initiatives. This decline was partially offset by incremental revenues from our acquisition of Honey, which contributed approximately 14 and 13 percentage points to the growth rate for the three and six months ended June 30, 2020, respectively. Additionally, the decline in the six months ended June 30, 2020 was partially offset by an increase in our revenue share with Synchrony compared to the same period of the prior year.

The total gross loans and interest receivable balance was $4.0 billion as of June 30, 2020 and $3.4 billion as of June 30, 2019, reflecting a year-over-year increase of 18% driven primarily by growth in our consumer receivable portfolio.

In response to the COVID-19 outbreak, we have taken both proactive and reactive measures to support our merchants and consumers that have loans and interest receivables due to us under our credit product offerings. These measures are intended to reduce financial difficulties experienced by our customers and include providing payment holidays, under which we granted payment deferrals to borrowers for varying periods of time in certain cases. These measures have adversely impacted and are expected to continue to adversely impact the recognition of interest and fee income in future periods. Given the uncertainty surrounding the COVID-19 outbreak, including the duration and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and the impact they may have on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may be offered similar support, and ultimately may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through June 30, 2020, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Transaction expense	$1,843	$1,627	13%	$3,582	$3,176	13%
Transaction and credit losses	440	318	38%	1,031	659	56%
Customer support and operations	423	399	6%	822	787	4%
Sales and marketing	414	356	16%	785	685	15%
Technology and development	631	483	31%	1,236	994	24%
General and administrative	512	419	22%	998	838	19%
Restructuring and other charges	47	(2)	**	76	71	7%
Total operating expenses	$4,310	$3,600	20%	$8,530	$7,210	18%
Transaction expense rate(1)	0.83%	0.94%	**	0.87%	0.95%	**
Transaction and credit loss rate(2)	0.20%	0.18%	**	0.25%	0.20%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful

Transaction Expense

Transaction expense increased by $216 million, or 13%, and $406 million, or 13%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 29% and 23% for the three and six months ended June 30, 2020, respectively. The decrease in transaction expense rate for the three and six months ended June 30, 2020, compared to the same periods of the prior year was due primarily to favorable changes in product mix and funding mix.

Our transaction expense rate is impacted by changes in product mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance, or PayPal Credit. For each of the three and six months ended June 30, 2020 and 2019, approximately 2% of TPV was funded with PayPal Credit. For the three and six months ended June 30, 2020, approximately 40% and 39% of TPV, respectively, was generated outside of the U.S. For both the three and six months ended June 30, 2019, 41% of TPV was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Credit Losses

The components of our transaction and credit losses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Transaction losses	$271	$247	10%	$518	$533	(3)%
Credit losses	169	71	138%	513	126	307%
Transaction and credit losses	$440	$318	38%	$1,031	$659	56%
Transaction loss rate (1)	0.12%	0.14%		0.13%	0.16%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction losses increased by $24 million, or 10%, and decreased $15 million, or 3%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year. The increase in the three months ended June 30, 2020 was primarily due to growth in TPV, partially offset by benefits realized through improvements in risk management capabilities. The decrease in the six months ended June 30, 2020 was due to benefits realized through improvements in risk management capabilities, which more than offset the increase in transaction losses resulting from growth in TPV over the same period. These factors also contributed to a decrease in our transaction loss rate in the three and six months ended June 30, 2020, compared to the same periods of the prior year. The duration and severity of the impacts of the COVID-19 outbreak remain unknown. The negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses increased by $98 million, or 138%, and $387 million, or 307%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year due primarily to an increase in provisions for our loans and interest receivable associated with changes in current and projected macroeconomic conditions, including qualitative adjustments to account for the impact from varying degrees of merchant performance in the current environment and expected performance in future periods, as well as payment holidays provided as a part of our COVID-19 payment relief initiatives. Our estimate of the macroeconomic impact on lifetime expected credit losses is most significantly impacted by projected unemployment trends and benchmark credit card charge-off rates, which directly correlate to the forecast of loans and interest receivables that will charge off in the future. Credit losses for the three months ended June 30, 2020 include the impact of a sharp increase in actual unemployment rates, expectations of a prolonged recovery period, and an overall deterioration in macroeconomic projections as compared to the three months ended March 31, 2020. If the actual unemployment and charge-offs vary from these projections as of June 30, 2020, the credit losses recognized in future periods will be impacted. Credit losses for the three and six months ended June 30, 2020 consisted primarily of approximately $100 million and $327 million, respectively, of provision associated with the deteriorating macroeconomic projections, and to a lesser extent, provisions associated with credit quality and originations during the same period.

The consumer loans and interest receivables balance as of June 30, 2020 and June 30, 2019 was $1.5 billion and $909 million, respectively, representing a year-over-year increase of 63% driven by growth in international markets. Approximately 89% and 93% of our consumer loans receivable outstanding as of June 30, 2020 and June 30, 2019, respectively, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2020	2019
Percent of consumer loans and interest receivables current(1), (2)	97.7%	97.1%
Percent of consumer loans and interest receivables > 90 days outstanding(1), (2), (3)	1.4%	1.3%
Net charge off rate(4)	4.9%	3.5%
(1) Prior period revised to conform to the current period presentation.
(2) Includes the impact of payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.
(3) Represents percentage of balances which are 90 days past the billing date to the consumer.
(4) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

The increase in the net charge off rate for consumer receivables at June 30, 2020 as compared to June 30, 2019 was primarily attributable to the continued expansion and maturity of our international consumer loan receivable portfolio.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of June 30, 2020 were $2.5 billion, compared to $2.4 billion as of June 30, 2019, representing a year-over-year increase of 3%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to the growth in our business financing solutions through March 31, 2020, offset by a reduction in originations in the three months ended June 30, 2020 due to modifications in our acceptable risk parameters as well as a shift to originations through the Paycheck Protection Program for which we do not own the receivables. Approximately 86% and 8% of our merchant receivables outstanding as of June 30, 2020 were due from merchants in the U.S. and U.K., respectively, as compared to 84% and 10% as of June 30, 2019.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2020	2019
Percent of merchant receivables within original expected or contractual repayment period(1)	85.6%	91.0%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period(1)	5.2%	3.9%
Net charge off rate(2)	7.0%	7.7%
(1) Includes the impact of payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees balance during the period.

The decline in the percent of merchant receivables within the original expected or contractual repayment period, and increase in percent of merchant receivables greater than 90 days outstanding at June 30, 2020 as compared to June 30, 2019, was primarily due to an increase in payment delinquency driven by financial difficulties experienced by our merchants associated with the economic impact of COVID-19. The decrease in the net charge off rate for merchant receivables was primarily attributable to the suspension of aging of a significant portion of our merchant receivables over the duration of the payment holiday which resulted in a decrease in the charge off of accounts in the three months ended June 30, 2020. We expect the net charge off rate to increase through the remainder of the year as the payment holidays continue to expire.

During the three and six months ended June 30, 2020, modifications to the acceptable risk parameters of our credit products in response to the impacts of the COVID-19 outbreak resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligible terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters have resulted in a deceleration in the growth of our borrowing base during the three months ended June 30, 2020. Beginning in July 2020, we expect to offer certain merchants amended payment plans to existing loans receivable, which may include longer repayment terms and modifications to existing fee structures. While the impact of COVID-19 on the economic environment remains uncertain, the longer and more severe the outbreak, the more likely it is to have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants, and a continued reduction in the volume of lending activity during the remainder of the year. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations expenses increased by $24 million, or 6%, and $35 million, or 4%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year due primarily to an increase in employee-related expenses and contractors and consulting costs in our operations function that support the growth of our active accounts and payment transactions. The increase in the six months ended June 30, 2020 compared to the same period of the prior year was also attributable to customer onboarding and compliance costs.

Sales and Marketing

Sales and marketing expenses increased by $58 million, or 16%, and $100 million, or 15%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year due primarily to higher spend on marketing programs and increases in amortization of acquired intangibles and employee-related expenses, partially offset by a decline in consulting services. Our acquisitions of Honey and GoPay collectively contributed approximately 21 and 20 percentage points to the growth rate of sales and marketing expenses for the three and six months ended June 30, 2020, respectively.

Technology and Development

Technology and development expenses increased by $148 million, or 31%, and $242 million, or 24%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year due primarily to increases in employee-related expenses, amortization of acquired intangibles, and data center and cloud computing services utilized in delivering our products. Our acquisitions of Honey and GoPay collectively contributed approximately 16 and 15 percentage points to the growth rate of technology and development expenses for the three and six months ended June 30, 2020, respectively.

General and Administrative

General and administrative expenses increased by $93 million, or 22%, and $160 million, or 19%, in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year due primarily to increases in professional services expenses, including those attributable to acquisition-related transaction expense, employee-related expenses, depreciation expense, and charitable contributions supporting racial equality. The increase in the six months ended June 30, 2020 was also attributable to expenses related to contingencies. Our acquisitions of Honey and GoPay collectively contributed approximately 13 percentage points to the growth rate of general and administrative expenses for both the three and six months ended June 30, 2020.

Restructuring and Other Charges

Restructuring and other charges increased by $49 million and $5 million in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $26 million and $55 million during the three and six months ended June 30, 2020, respectively. The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which we expect will span multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction. This strategic reduction is expected to be substantially completed by the end of 2020.

Additionally, in the second quarter of 2020, we incurred asset impairment charges of $21 million due to the write-off of a certain right of use lease asset and related leasehold improvements in conjunction with the exiting of certain leased properties.

During the first quarter of 2019, management approved strategic reductions of the existing global workforce which resulted in restructuring charges of $78 million. The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities, and included the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which ended in the second quarter of 2019. We primarily incurred employee severance and benefits expenses under the 2019 strategic reductions, which were substantially completed by the first quarter of 2020.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Other Income (Expense), Net

Other income (expense), net increased $610 million and $276 million in the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year. The increase was driven by net unrealized gains of $670 million and $366 million on strategic investments during the three and six months ended June 30, 2020, respectively, compared to the same periods of the prior year primarily due to favorable changes in fair value related to our marketable equity securities. The increase in the three and six months ended June 30, 2020 was partially offset by an increase in interest expense associated with our fixed rate notes issued in the third quarter of 2019 and second quarter of 2020, as well as a decline in interest income driven by lower interest rates.

Income Tax Expense

Our effective income tax rate was approximately 15% and 13% for the three months ended June 30, 2020 and 2019, respectively. The increase in our effective income tax rate for the three months ended June 30, 2020, compared to the same period of the prior year was due primarily to an increase in tax expense associated with unrealized gains on strategic investments, partially offset by a favorable shift in earnings. Our effective income tax rate was approximately 22% and 10% for the six months ended June 30, 2020 and 2019, respectively. The increase in our effective income tax rate for the six months ended June 30, 2020, compared to the same period of the prior year was due primarily to tax expense related to the intra-group transfer of intellectual property and tax expense on unrealized gains on strategic investments, partially offset by a favorable shift in earnings.

Our calculation of income tax expense for the three and six months ended June 30, 2020 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak to the economic environment is uncertain and difficult to predict and may change these forecasts, which could materially impact tax expense as reported for the three and six months ended June 30, 2020.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$13,523	$11,722
(1) Excludes assets related to funds receivable and customer accounts of $29.0 billion and $22.5 billion at June 30, 2020 and December 31, 2019, respectively.
(2) Excludes total restricted cash of $75 million and $64 million at June 30, 2020 and December 31, 2019, respectively, and strategic investments of $2.6 billion and $1.8 billion as of June 30, 2020 and December 31, 2019, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.7 billion as of June 30, 2020 and $7.2 billion at December 31, 2019, or 50% and 61% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2019, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available Credit and Debt

In May 2020, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of June 30, 2020, we had $9.0 billion in fixed rate debt outstanding with varying maturity dates.

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of June 30, 2020, no amounts were outstanding under the Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2020, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as described above, there are no significant changes to the available credit and debt disclosed in our 2019 Form 10-K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have cash pooling arrangements with a financial institution for cash management purposes. Each arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). Each arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under each arrangement. As of June 30, 2020, we had a total of $3.0 billion in cash withdrawals offsetting our $3.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

Liquidity for Loans Receivable Portfolio Growth

Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of June 30, 2020, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 26% of European customer balances potentially available for corporate use by us at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In April 2020, PayPal was approved to participate in the U.S. Government’s Paycheck Protection Program, which is designed to provide a direct incentive for small businesses to keep their workers on payroll during the COVID-19 outbreak. Loans made under this program are funded by an independent chartered financial institution that we partner with, and the related receivables are not purchased by PayPal. We receive a fee for providing origination services and loan servicing for the loans and retain operational risk related to those activities. As of July 28, 2020, originations facilitated through PayPal under this program were approximately $2.1 billion.

Credit Ratings

As of June 30, 2020, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates ranged between 0.12% and 0.16% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 outbreak remain unknown. Its negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock Repurchases and Acquisitions

During the six months ended June 30, 2020, we repurchased approximately $1.0 billion of our common stock in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of June 30, 2020, a total of approximately $9.0 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

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

Other Considerations

In the second quarter of 2020, we announced our commitment to invest $530 million to support racial equality. The investments will include: charitable contributions, grants to small businesses, internal investments to support and strengthen diversity and inclusion initiatives, and an economic opportunity fund, which will include bolstering our relationships with community banks and credit unions serving underrepresented minority communities, as well as investing directly into black- and minority-led startups and minority-focused investment funds.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors including those related to the COVID-19 outbreak discussed elsewhere in this Form 10-Q. In addition, our liquidity, access to capital, and borrowing costs could be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 13—Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to fund our operating activities, anticipated capital expenditures, and our credit products for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net cash provided by (used in):
Operating activities	$3,887	$2,201
Investing activities	(10,073)	(5,957)
Financing activities	8,519	2,498
Effect of exchange rates on cash, cash equivalents, and restricted cash	(72)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,261	$(1,259)

Operating Activities

We generated cash from operating activities of $3.9 billion in the six months ended June 30, 2020 due primarily to operating income of $1.3 billion, as well as adjustments for non-cash expenses including: provision for transaction and credit losses of $1.0 billion, stock-based compensation of $635 million, and depreciation and amortization of $590 million. Net income was also adjusted for net unrealized gains on our strategic investments of $739 million and changes in other assets and liabilities of $639 million, primarily related to an increase in funds payable and amounts due to customers of $705 million partially offset by actual cash transaction losses incurred during the period.

We generated cash from operating activities of $2.2 billion in the six months ended June 30, 2019 due primarily to operating income of $1.2 billion, as well as adjustments for non-cash expenses related to provision for transaction and credit losses of $659 million, stock-based compensation of $470 million, and depreciation and amortization of $458 million. Net income was also adjusted for unrealized gains on our strategic investments of $398 million and changes in other assets and liabilities of $303 million, primarily related to actual cash transaction losses incurred during the period.

In the six months ended June 30, 2020 and 2019, cash paid for income taxes, net was $70 million and $176 million, respectively.

Investing Activities

The net cash used in investing activities of $10.1 billion in the six months ended June 30, 2020 was due primarily to purchases of investments of $14.8 billion, acquisitions (net of cash acquired) of $3.6 billion, changes in funds receivable from customers of $1.1 billion, and purchases of property and equipment of $399 million. These cash outflows were partially offset by maturities and sales of investments of $9.8 billion and proceeds from the sale of property and equipment of $120 million.

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

Financing Activities

We generated cash from financing activities of $8.5 billion in the six months ended June 30, 2020 due primarily to $7.0 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as proceeds from borrowings under our Credit Agreement and changes in funds payable and amounts due to customers of $5.9 billion. These cash inflows were partially offset by the repayment of outstanding borrowings under our Credit Agreement of $3.0 billion, the repurchase of $1.0 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $421 million.

We generated cash from financing activities of $2.5 billion in the six months ended June 30, 2019 due primarily to changes in funds payable and amounts due to customers of $3.1 billion and borrowings under a prior credit agreement of $500 million, partially offset by the repurchase of $756 million of our common stock under our stock repurchase programs and tax withholdings related to net share settlement of equity awards of $449 million.

Effect of Exchange Rates on Cash, Cash Equivalents, and Restricted Cash

Foreign currency exchange rates had a negative impact of $72 million on cash, cash equivalents, and restricted cash for the six months ended June 30, 2020 due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Brazilian real.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

We also establish an allowance for loans and interest receivable, which represents our estimate of lifetime expected credit losses inherent in our portfolio of loans and interest receivable. This evaluation process is subject to numerous estimates and judgments. The allowance is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic factors. Loss curves are generated using historical loss data for our loan portfolios and are applied to segments of each portfolio, categorized by geographic region, first borrowing vs. reuse, delinquency, and vintage, among other factors. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that is most appropriate to the economic conditions applicable to a particular period. We utilize externally sourced macroeconomic scenario data to supplement our historical information due to the limited period in which our credit product offerings have been in existence. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. Further, we may include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our expected lifetime losses. Our consumer receivables are primarily revolving in nature and do not have a contractual term, however the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term, however the reasonable and supportable forecast period considered for projected loss rates is approximately 2.5 to 3.5 years, dependent upon the product. The allowance for loss against the interest and fees receivable is determined primarily by applying loss curves by geography, delinquency, and period of origination, among other factors.

Determining appropriate expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for lifetime expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. These forecasts project scenarios for future unemployment and benchmark credit card charge-off rates. As of June 30, 2020, we utilized externally published projections indicating a forecasted peak U.S. unemployment rate over the reasonable and supportable period of approximately 14% in the second quarter of 2020, resulting in an overall principal and interest coverage ratio of approximately 22%. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. Our allowance as of June 30, 2020 has been adjusted to account for the proactive and reactive measures that we have taken that are intended to reduce financial difficulties experienced by our customers. These qualitative adjustments were made to incorporate varying degrees of merchant performance both in the current environment as well as expected future performance, and to account for payment holidays granted. Our allowance as of June 30, 2020 has not been adjusted to account for the potential impacts of the Coronavirus Aid, Relief, and Economic Security Act or the “CARES Act”, which are also intended to help mitigate the negative impact the current pandemic may have on the financial condition of our customers. We are unable to predict the ultimate impact of these actions which may result in adjustments to our allowance for loans and interest receivable in future periods. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $39 million based on the loans and interest receivable balance outstanding as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, approximately 47% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances which we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

We have $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have various committed credit facilities available to us aggregating to $6.0 billion. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of both June 30, 2020 and December 31, 2019, we had no amounts outstanding under these credit facilities. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

A 100 basis point increase in interest rates would not have had a material impact on our financial assets or liabilities at June 30, 2020 and December 31, 2019.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2020 and December 31, 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $736 million and $900 million lower, respectively. If the U.S. dollar strengthened by 20% at June 30, 2020 and December 31, 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $736 million and $900 million higher, respectively.

We have an additional foreign currency exchange management program in which we use foreign currency exchange contracts to offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts.

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $267 million and $147 million at June 30, 2020 and December 31, 2019, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of June 30, 2020 would have positively impacted income before income taxes by approximately $269 million, resulting in a net positive impact of approximately $2 million. Foreign currency exchange contracts in place as of December 31, 2019 would have positively impacted income before income taxes by approximately $153 million, resulting in a net positive impact of approximately $6 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of June 30, 2020 and December 31, 2019, our strategic investments totaled $2.6 billion and $1.8 billion, respectively, which represented approximately 16% and 13% of our total cash, cash equivalents, and investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies that are not publicly traded. We are required to record all adjustments to the carrying value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2020, which could be experienced in the near term, would have resulted in a decrease of approximately $263 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

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

The novel coronavirus (“COVID-19”) outbreak could materially and adversely affect our business, financial condition, and results of operations.

The novel strain of the coronavirus identified in late 2019 has spread globally, and the World Health Organization characterized the outbreak as a pandemic in March 2020. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending and payments activity generally, and have significantly contributed to deteriorating macroeconomic conditions and higher unemployment in some countries, including those in which we have significant operations. While governments around the world have taken steps to attempt to mitigate some of the more severe anticipated economic effects of COVID-19, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The COVID-19 outbreak has adversely impacted and is likely to further adversely impact the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border activity and domestic commerce may be adversely impacted by the measures described above, which are intended to contain and limit the outbreak’s spread. While many of these mitigation measures are gradually being lifted, to the extent they may remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to, the following:

•Merchants selling goods or services in advance of the date of their delivery (e.g., travel and events verticals) or experiencing bankruptcy, insolvency, business failure, or other business interruption, which could result in our becoming liable to the buyers of such goods or services, either through our buyer protection program or through chargebacks on payment cards used by customers to fund their payments;
•Merchants who utilize our PayPal Working Capital and PayPal Business Loan products defaulting on their payment obligations;
•Consumers who utilize our PayPal Credit products defaulting on their payment obligations, including U.S. consumers, which may adversely impact our revenue share on the portfolio of U.S. consumer receivables owned by Synchrony Bank;
•Increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online banking, e-commerce, and other online activity;
•Challenges to the availability and reliability of our products and services resulting from changes to our normal operations, including due to one or more clusters of COVID-19 cases occurring at our data centers or customer service and operations centers or the temporary closure of sites due to mandatory local lock-down requirements, which may impact our employees and/or the systems or employees of our customers and business partners; and
•An increased volume of unanticipated customer requests for support (resulting in increased call center volume to our customer support and operations centers) and regulatory requests for information and support or additional regulatory requirements, which could require additional resources and costs to address.

A sustained or prolonged COVID-19 outbreak or a resurgence could exacerbate the factors described above and intensify the impact on our business, and the resumption of economic activity and business operations to pre-pandemic levels may be delayed or constrained by lingering effects on our merchants and consumers. Accordingly, these factors may adversely affect our business, financial condition, and results of operations, even after the COVID-19 outbreak has subsided. In addition, actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 (e.g., waiving certain fees and deferring repayments on business loans for certain affected small business customers) may negatively impact our results of operations.

While the current macroeconomic environment as a result of the COVID-19 outbreak has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals, the spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards, cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted, our business, financial condition and results of operations could be adversely impacted.

The COVID-19 outbreak has required and is likely to continue to require significant management attention and substantial investments of time and resources across our enterprise. The spread of COVID-19 has caused us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences and imposing restrictions on employee travel. The significant increase in the number of our employees who are working remotely as a result of the outbreak, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, give rise to claims by employees, and impair our ability to manage our business or otherwise adversely affect our business. Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a significant portion of our workforce is required to work from home and therefore new or modified processes, procedures, and controls could be required to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The spread of COVID-19 has led to disruption and volatility in the global capital markets, which may increase our cost of capital and may adversely affect our ability to access the capital markets. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and their respective financial condition, and any significant negative impact on these parties could materially and adversely impact us. Additionally, government regulations or legislation adopted directly or indirectly in response to the COVID-19 outbreak may directly or indirectly negatively impact our business.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change, including, but not limited to, the duration, scope and severity of the outbreak, actions taken to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions could potentially resume. While we do not yet know the full extent of the impacts on our business, financial condition, and results of operations, or the global economy as a whole, these impacts, individually or collectively, could have a material adverse impact on our business, financial condition and results of operations. In addition, the impact of COVID-19 may heighten or exacerbate many of the other risks discussed in “Item 1A—Risk Factors” in 2019 Form 10-K, any of which could have a material impact on us.

The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (commonly referred to as “Brexit”). The U.K. formally exited the EU (and the European Economic Area (“EEA”)) on January 31, 2020 and a transition period is in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules, including those extending to EEA states. There is a significant lack of clarity over the terms of the U.K.'s future relationship with the EU, and the international bodies that are linked to it, after this date.

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

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit and the nature of the U.K.’s future trading relationships with European countries after December 31, 2020, we expect to face new regulatory costs and challenges, including the following:

•if we are unable to utilize appropriate authorizations and regulatory permissions, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis and our U.K.-based operations could lose their ability to offer services on a cross-border basis in the European markets. For example, our ability to work primarily with the Luxembourg regulator as the lead authority for various aspects of the U.K. operations of PayPal (Europe) S.à.r.l. et Cie., SCA (“PayPal (Europe)”) and with the Swedish regulator for various aspects of the U.K. operations of iZettle AB (“iZettle”) may be impacted;
•we could be required to obtain additional regulatory permissions to operate in the U.K. market, adding costs and potential inconsistency to our business. Depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, our business in the U.K. could be materially affected or disrupted;
•we could be required to comply with legal and regulatory requirements in the U.K. that are in addition to, or inconsistent with, those of the EU, leading to increased complexity and costs for our European and U.K. operations; and
•our ability to attract and retain the necessary human resources in appropriate locations to support our U.K. and European business could be adversely impacted.

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
•antitrust and competition,
•economic and trade sanctions,
•anti-money laundering, and
•counter-terrorist financing.

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. As we introduce new products and services, or expand our product and service offerings, in U.S. and international markets, we may become subject to additional regulations, restrictions, and licensing requirements. In particular, as we expand and localize our international activities, we have become increasingly obligated to comply with the laws of the markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating the internet, mobile, and related technologies outside of the U.S. often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.

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

Payments Regulation
In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia, the U.S. Virgin Islands, and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Venmo, Hyperwallet and Xoom products and services. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.
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

We principally provide our services to customers in the EU and the UK through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance, privacy, data protection, data governance, information security, banking secrecy, taxation, cross-border payment, risk management, sanctions, or other requirements imposed on Luxembourg credit institutions. In addition, EU laws and regulations are subject to potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements becoming applicable from 2019 or later. PSD2 enables new payment and information sharing models whereby regulated payment providers are able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 also imposes new standards for payment security and strong customer authentication (“SCA”) that may make it more difficult and time consuming to carry out transactions on our Payments Platform, which may adversely impact PayPal’s European customer value proposition. In line with an opinion issued by the European Banking Authority (“EBA”), national competent authorities (including Luxembourg) have announced enforcement deferral periods for migration to SCA requirements for e-commerce card-based transactions. PayPal (Europe) has implemented SCA customer processes covering the majority of payment transactions initiated within the EU and has plans to finalize full compliance with SCA; amending or accelerating these plans may adversely impact PayPal’s European customer value proposition.
If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity such that some activity of PayPal (Europe) could become directly regulated by the ECB, rather than by the CSSF, the Luxembourg regulator, as its national supervisor, which could subject us to additional requirements and would likely increase compliance costs.
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
PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019 with respect to the reporting of international funds transfer instructions under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006. Please see “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” for additional disclosure regarding this matter.

From time to time, we may acquire entities subject to local regulatory supervision or oversight. For example, in December 2019, we completed our acquisition of a 70% equity stake in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”), a provider of online payment services in China. GoPay holds certain licenses associated with its payments business in China and is subject to regulatory supervision by the People’s Bank of China and other regulatory bodies. We have been, and expect to continue to be, required to apply for various licenses, certifications, and regulatory approvals in a number of the jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines, other enforcement action, and litigation if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in a given market.
In many countries, it may not be clear whether we are required to be licensed as a payment services provider, bank, financial institution, or otherwise. In such markets, we may rely on local banks to process payments and conduct foreign currency exchange transactions in local currency. Local regulators may use their authority to slow or halt payments to local merchants conducted through local banks or otherwise prohibit or impede us from doing business in a jurisdiction. Such regulatory actions or the need to obtain licenses, certifications, or other regulatory approvals could impose substantial costs, involve considerable delay to the provision or development of our services, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business and products, or prevent us from providing any products or services in a given market.
Consumer Protection
We are subject to consumer protection, antitrust, and competition-related laws and regulations in the countries in which we operate. In the U.S., we are subject to federal and state consumer protection laws and regulations applicable to our activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”). These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures, and reimburse consumers for losses from certain transactions not authorized by the consumer. Additionally, technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for P2P transfers. That definition includes certain digital wallets. The rule’s requirements include, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. We have implemented certain changes to comply with the final rule and made substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to unintended customer confusion and dissatisfaction, discourage customers from opening new accounts, require us to reallocate resources, and increase our costs, which could negatively affect our business. In December 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia against the CFPB challenging the validity of the prepaid account rule as applied to PayPal, Inc. The court has issued a briefing schedule requiring the filing of all written submissions by September 25, 2020. The assigned judge can resolve the matter without a trial at any time after briefing is completed. As with any litigation, there is no guarantee that our claims will succeed.

In May 2015, we entered into a Stipulated Final Judgment and Consent Order (“Consent Order”) with the CFPB in which we settled regulatory claims arising from PayPal Credit practices between 2011 and 2015. The Consent Order included obligations of PayPal to pay $15 million in redress to consumers and a $10 million civil monetary penalty, and required PayPal to make various changes to PayPal Credit disclosures and related business practices. We continue to cooperate and engage with the CFPB and work to ensure compliance with the Consent Order, which may result in our incurring additional costs.

PayPal principally offers its services in EEA countries through a “passport” notification process through the Luxembourg regulator (in the case of PayPal (Europe)) or the Swedish regulator (in the case of iZettle AB) to regulators in other EEA member states in accordance with EU regulations. Regulators in these countries could notify us of local consumer protection laws that apply to our business, in addition to Luxembourg or Swedish consumer protection laws, and could also seek to persuade the local regulator to order PayPal to conduct its activities in the local country directly or through a branch office. Similarly, as a result of Brexit, the U.K. regulators may impose new or different legal requirements on our U.K. business, or require our activities to be conducted locally in the U.K. through a branch office or directly. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in Europe and the U.K.

Privacy and Protection of Customer Data

We are subject to a number of laws, rules, directives, and regulations (which we refer to as “privacy and data protection laws”) relating to the collection, use, retention, security, processing, and transfer (which we collectively refer to as “processing”) of personally identifiable information about our customers, our merchants’ customers, and employees (which we refer to as “personal data”) in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

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

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In October 2015, the European Court of Justice invalidated U.S.-EU Safe Harbor framework clauses that were previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties which had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for the Safe Harbor framework known as “Privacy Shield.” PayPal did not certify under the Privacy Shield regime and continues to use SCCs and BCRs as the primary cross border data transfer mechanisms. Both the Privacy Shield framework and SCCs continued to face legal challenges and in July 2020, the European Court of Justice invalidated the Privacy Shield. To the extent that an entity acquired by PayPal or third party relies on the Privacy Shield, PayPal’s ability to process EEA personal data with third parties outside of the EEA and intra-group with its U.S. affiliates could be jeopardized.

PayPal is not a bank or licensed lender in the U.S. and relies upon third parties to make loans and provide other products critical to our business, which raises additional risks.

As PayPal is neither a chartered financial institution, nor licensed to make loans in any state in the U.S., we rely on third-party chartered financial institutions to provide PayPal branded credit products to our customers in the U.S., including consumer credit products such as PayPal Credit, PayPal branded credit cards, and merchant credit products such as PayPal Working Capital and PayPal Business Loan products. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt or limit our ability to offer consumer credit and merchant credit products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may be unable to reach a similar agreement with another chartered financial institution on favorable terms or at all. Obtaining a bank charter or lending licenses would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices, which could materially and adversely affect our business. In addition, as a service provider to these bank partners, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators.

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, and do not hold an ownership interest in newly generated consumer credit receivables. As a part of a separate agreement, PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on, and credit exposure to, Synchrony Bank, including in connection with this agreement, subjects us to risks in the nature of those discussed in the “Risk Factors” section of our 2019 Form 10-K under the captions “We rely on third parties in many aspects of our business, which creates additional risk” and “If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.”

In April 2020, PayPal was approved to participate in the U.S. Government’s Paycheck Protection Program, which is designed to provide a direct incentive for small businesses to keep their workers on payroll during the COVID-19 outbreak. Loans made under this program are funded by an independent chartered financial institution that we partner with, and the related receivables are not purchased by PayPal. We receive a fee for providing origination services and loan servicing for these loans and retain operational risk related to those activities. We have agreed to indemnify the chartered financial institution in connection with the services provided for loans made under this program under certain circumstances, including in the event the U.S. Small Business Administration denies a claim for payment on a loan guaranty or a loan forgiveness payment.

Our point of sale solutions expose us to additional risks.

We have several point of sale solutions, which enable merchants to accept card and contactless payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes to enable consumers to use their mobile devices to pay at the point of sale. We have entered into strategic partnerships with major payment card networks to further expand our relationship in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing credit cards, debit cards, and contactless payments via PayPal at the point of sale. Those agreements provide us with access to each of these partner's tokenization services in the U.S. for in-store point of sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. We believe that our iZettle branded and PayPal contactless point of sale solutions will enable us to further expand our in-store presence. As we continue to expand our product and service offerings at the point of sale, we will face additional risks, including:

•increased expectations from merchants regarding the reliability and availability of our systems and services and correspondingly lower amounts of downtime, which we may not be able to meet;
•increased expectations from merchants that our systems and services will help them to comply with laws and regulations relating to tax, accounting, and bookkeeping, such as cash register systems, which we may not be able to meet;
•significant competition at the point of sale, particularly from established payment card providers, many of which have substantially greater resources than we do, and from other competing sale channels (such as e-commerce);
•increased targeting by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to potential fraudulent activity at the point of sale;

•exposure to product liability claims to the extent that hardware devices (e.g., card readers) that we produce for use at the point of sale malfunction or are not in compliance with laws, which could result in substantial liability and require product recalls or other actions;
•constraints in key resources to develop and maintain point of sale software and ancillary hardware;
•exposure to additional laws, rules, and regulations;
•application of payment card network rules or other agreements with payment card networks with respect to in-store transactions via PayPal;
•increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as card reader, cash drawer, and pin-pad providers), payment processors, and banks that enable in-store transactions; and
•lower operating income than our other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our point of sale solutions over time, our business may be harmed.

There are risks associated with our relationship with eBay.

In connection with our separation from eBay, we entered into a separation and distribution agreement with eBay, as well as various other agreements, including an operating agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a data sharing addendum, and a product development agreement. The separation agreement, the tax matters agreement, the employee matters agreement, and the intellectual property matters agreement determined the allocation of assets and liabilities (including by means of licensing) between the companies following the separation for those respective areas and include associated indemnification obligations. The operating agreement, the data sharing addendum, and the product development agreement established certain commercial relationships between eBay and us related to payment processing, credit, and data sharing. If either we or eBay are unable to satisfy our performance, payment, or indemnification obligations under these agreements, we could incur operational difficulties or losses or be required to make substantial indemnification or other payments to eBay. Disputes between eBay and us have arisen and others may arise in the future. An adverse outcome in any such matters could materially and adversely affect our business, results of operations, and financial condition.

Our operating agreement with eBay entered into at separation had a term of five years that expired in July 2020, and provides for a one-year tail period under that agreement and certain related agreements. The operating agreement defines a number of important elements of our commercial relationship with eBay, as well as certain obligations and restrictions related to PayPal’s provision of services to certain competitive platform operators of eBay (as specified in the operating agreement). While eBay remains a significant source of our revenues and operating income, we expect the portion of our revenue and operating income attributable to eBay will continue to decline due to various factors (many of which are beyond our control), including the speed and extent to which eBay intermediates payments on its platform (including by acting as a merchant of record and migrating eBay merchants to eBay's managed payments platform), limits the availability of PayPal as a payment option or offers (or promotes) alternative payment options, directs transactions on its platforms to different providers of payment services, or eliminates or modifies its risk management or customer protection programs on its platforms, which could result in customer dissatisfaction, reduction in eBay volume, and other consequences adverse to our business. If we are unable to generate sufficient business from our non-eBay customers to offset the expected reduction in the portion of our business attributable to eBay, it could materially impact the growth in our business and our ability to meet our long-term financial targets.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

In July 2018, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. Our stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase program at any time without prior notice.

The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2020 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2020				$9,268
April 1, 2020 through April 30, 2020	—	$—	—	9,268
May 1, 2020 through May 31, 2020	—	$—	—	9,268
June 1, 2020 through June 30, 2020	1.4	$161.96	1.4	9,048
Balance as of June 30, 2020	1.4		1.4	$9,048
(1) Average price paid per share for open market purchases includes broker commissions.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.01	Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee	8-K	5/18/2020
4.02	Form of 2023 Note (included in Exhibit 4.01 above)	8-K	5/18/2020
4.03	Form of 2025 Note (included in Exhibit 4.01 above)	8-K	5/18/2020
4.04	Form of 2030 Note (included in Exhibit 4.01 above)	8-K	5/18/2020
4.05	Form of 2050 Note (included in Exhibit 4.01 above)	8-K	5/18/2020
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	July 30, 2020
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	July 30, 2020
Principal Accounting Officer:

		By:	/s/ Aaron A. Anderson
Aaron A. Anderson
Vice President, Chief Accounting Officer
Date:	July 30, 2020