Form 10-Q
period 2020-09-30
PayPal Holdings, Inc.
filed 2020-11-03
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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
Yes☐ No  ☒
As of October 28, 2020, there were 1,171,691,809 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,112	$7,349
Short-term investments	8,046	3,412
Accounts receivable, net	482	435
Loans and interest receivable, net of allowances of $819 and $258 as of September 30, 2020 and December 31, 2019, respectively	2,597	3,972
Funds receivable and customer accounts	30,530	22,527
Prepaid expenses and other current assets	937	800
Total current assets	48,704	38,495
Long-term investments	3,439	2,863
Property and equipment, net	1,757	1,693
Goodwill	9,119	6,212
Intangible assets, net	1,146	778
Other assets	1,417	1,292
Total assets	$65,582	$51,333
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159	$232
Funds payable and amounts due to customers	32,530	24,527
Accrued expenses and other current liabilities	2,457	2,087
Income taxes payable	100	73
Total current liabilities	35,246	26,919
Deferred tax liability and other long-term liabilities	2,872	2,520
Long-term debt	8,937	4,965
Total liabilities	47,055	34,404
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,172 and 1,173 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 116 and 105 shares as of September 30, 2020 and December 31, 2019, respectively	(8,242)	(6,872)
Additional paid-in-capital	16,248	15,588
Retained earnings	10,809	8,342
Accumulated other comprehensive income (loss)	(332)	(173)
Total PayPal Stockholders’ equity	18,483	16,885
Noncontrolling interest	44	44
Total equity	18,527	16,929
Total liabilities and equity	$65,582	$51,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share data)
	(Unaudited)
Net revenues	$5,459	$4,378	$15,338	$12,811
Operating expenses:
Transaction expense	2,022	1,701	5,604	4,877
Transaction and credit losses	344	340	1,375	999
Customer support and operations	449	390	1,271	1,177
Sales and marketing	471	316	1,256	1,001
Technology and development	674	533	1,910	1,527
General and administrative	503	401	1,501	1,239
Restructuring and other charges	19	—	95	71
Total operating expenses	4,482	3,681	13,012	10,891
Operating income	977	697	2,326	1,920
Other income (expense), net	167	(213)	880	224
Income before income taxes	1,144	484	3,206	2,144
Income tax expense	123	22	571	192
Net income	$1,021	$462	$2,635	$1,952

Net income per share:
Basic	$0.87	$0.39	$2.25	$1.66
Diluted	$0.86	$0.39	$2.22	$1.64

Weighted average shares:
Basic	1,172	1,175	1,173	1,174
Diluted	1,190	1,188	1,186	1,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
	(Unaudited)
Net income	$1,021	$462	$2,635	$1,952
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	8	(90)	(111)	(148)
Net investment hedge CTA gain	—	—	55	—
Unrealized (losses) gains on cash flow hedges, net	(163)	71	(111)	7
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	2	(1)	1	—
Unrealized (losses) gains on investments, net	(12)	(5)	10	16
Tax benefit (expense) on unrealized (losses) gains on investments, net	3	1	(3)	(5)
Other comprehensive income (loss), net of tax	(162)	(24)	(159)	(130)
Comprehensive income	$859	$438	$2,476	$1,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	84	—	84
Foreign CTA	—	—	—	(171)	—	—	(171)
Net investment hedge CTA gain	—	—	—	71	—	—	71
Unrealized gains on cash flow hedges, net	—	—	—	144	—	—	144
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(2)	—	—	(2)
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	8	—	(382)	—	—	—	(382)
Common stock repurchased	(8)	(800)	—	—	—	—	(800)
Stock-based compensation	—	—	295	—	—	—	295
Balances at March 31, 2020	1,173	$(7,672)	$15,501	$(120)	$8,258	$44	$16,011
Net income	—	—	—	—	1,530	—	1,530
Foreign CTA	—	—	—	52	—	—	52
Net investment hedge CTA loss	—	—	—	(16)	—	—	(16)
Unrealized losses on cash flow hedges, net	—	—	—	(92)	—	—	(92)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	7	—	—	7
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	52	—	—	—	52
Common stock repurchased	(1)	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	361	—	—	—	361
Balances at June 30, 2020	1,173	$(7,892)	$15,914	$(170)	$9,788	$44	$17,684
Net income	—	—	—	—	1,021	—	1,021
Foreign CTA	—	—	—	8	—	—	8
Unrealized losses on cash flow hedges, net	—	—	—	(163)	—	—	(163)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	2	—	—	2
Unrealized losses on investments, net	—	—	—	(12)	—	—	(12)
Tax benefit on unrealized gains on investments, net	—	—	—	3	—	—	3
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	(41)	—	—	—	(41)
Common stock repurchased	(2)	(350)	—	—	—	—	(350)
Stock-based compensation	—	—	375	—	—	—	375
Balances at September 30, 2020	1,172	$(8,242)	$16,248	$(332)	$10,809	$44	$18,527

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$—	$15,386
Adoption of lease accounting standard	—	—	—	—	3	—	3
Net income	—	—	—	—	667	—	667
Foreign CTA	—	—	—	(67)	—	—	(67)
Unrealized losses on cash flow hedges, net	—	—	—	(46)	—	—	(46)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	11	—	—	11
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	6	—	(302)	—	—	—	(302)
Common stock repurchased	(8)	(705)	(45)	—	—	—	(750)
Stock-based compensation	—	—	256	—	—	—	256
Balances at March 31, 2019	1,172	$(6,216)	$14,848	$(25)	$6,550	$—	$15,157
Net income	—	—	—	—	823	—	823
Foreign CTA	—	—	—	9	—	—	9
Unrealized losses on cash flow hedges, net	—	—	—	(18)	—	—	(18)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	—	—
Unrealized gains on investments, net	—	—	—	10	—	—	10
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(73)	—	—	—	(73)
Stock-based compensation	—	—	235	—	—	—	235
Balances at June 30, 2019	1,177	$(6,216)	$15,010	$(28)	$7,373	$—	$16,139
Net income	—	—	—	—	462		462
Foreign CTA	—	—	—	(90)	—	—	(90)
Unrealized gains on cash flow hedges, net	—	—	—	71	—	—	71
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(1)	—	—	(1)
Unrealized losses on investments, net	—	—	—	(5)	—	—	(5)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	—	—	(19)	—	—	—	(19)
Common stock repurchased	(3)	(350)	—	—	—	—	(350)
Stock-based compensation	—	—	275	—	—	—	275
Balances at September 30, 2019	1,174	$(6,566)	$15,266	$(52)	$7,835	$—	$16,483
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,635	$1,952
Adjustments:
Transaction and credit losses	1,375	999
Depreciation and amortization	888	685
Stock-based compensation	999	736
Deferred income taxes	(6)	(122)
Gains on strategic investments	(973)	(170)
Other	10	(130)
Changes in assets and liabilities:
Accounts receivable	7	(103)
Changes in loans and interest receivable held for sale, net	—	4
Accounts payable	(93)	(51)
Income taxes payable	(115)	(33)
Other assets and liabilities	(120)	(470)
Net cash provided by operating activities	4,607	3,297
Cash flows from investing activities:
Purchases of property and equipment	(640)	(530)
Proceeds from sales of property and equipment	120	17
Changes in principal loans receivable, net	523	(1,111)
Purchases of investments	(28,333)	(19,808)
Maturities and sales of investments	19,733	17,390
Acquisitions, net of cash and restricted cash acquired	(3,609)	—
Funds receivable	(1,060)	(1,292)
Net cash used in investing activities	(13,266)	(5,334)
Cash flows from financing activities:
Proceeds from issuance of common stock	72	78
Purchases of treasury stock	(1,370)	(1,106)
Tax withholdings related to net share settlements of equity awards	(463)	(473)
Borrowings under financing arrangements	6,966	5,471
Repayments under financing arrangements	(3,000)	(2,509)
Funds payable and amounts due to customers	7,822	2,376
Other financing activities	(15)	—
Net cash provided by financing activities	10,012	3,837
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	26	(49)
Net change in cash, cash equivalents, and restricted cash	1,379	1,751
Cash, cash equivalents, and restricted cash at beginning of period	15,743	13,233
Cash, cash equivalents, and restricted cash at end of period	$17,122	$14,984

Supplemental cash flow disclosures:
Cash paid for interest	$91	$76
Cash paid for income taxes, net	$444	$220

The below table reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$6,112	$6,877
Short term investments	23	10
Funds receivable and customer accounts	10,987	8,097
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$17,122	$14,984
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
We determine at the inception of each arrangement whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine it is, we then assess if we are the primary beneficiary, which would require consolidation. As of September 30, 2020, we held an investment in a VIE which did not qualify for consolidation as we are not the primary beneficiary. The investment balance is de minimis and included as a non-marketable equity security in long-term investments on our condensed consolidated balance sheets.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for interim periods. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2020.

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

Investments

Short-term investments include time deposits, money market funds, government and agency securities, and corporate debt securities with original maturities of greater than three months but less than one year when purchased or maturities of less than one year on the reporting date. Long-term investments include time deposits, government and agency securities and corporate debt securities with maturities exceeding one year, and our strategic investments. Government and agency securities and corporate debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Accrued interest receivable on available-for-sale debt securities totaled $31 million and $54 million at September 30, 2020 and December 31, 2019, respectively, and is included in other current assets on our condensed consolidated balance sheets.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our available-for-sale debt securities in an unrealized loss position will be written down to fair value through a charge to other income (expense), net in our condensed consolidated statements of income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining available-for-sale debt securities in an unrealized loss position, if we identify that the decline in fair value has resulted from credit losses, taking into consideration changes to the rating of the security by rating agencies, implied yields versus benchmark yields, and the extent to which fair value is less than amortized cost, among other factors, we will estimate the present value of cash flows expected to be collected. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

As part of our arrangement with the independent chartered financial institution in the U.S., we sell back a participation interest in the pool of merchant receivables. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. The independent chartered financial institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We apply a control-oriented, financial-components approach, and account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered.

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

The allowance for loans and interest receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by geographic region, delinquency, and vintage, among other factors. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by geographic region, first borrowing versus reuse, delinquency, credit rating, and vintage, among other factors, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. We may also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our expected lifetime losses. Our consumer receivables are primarily revolving in nature and do not have a contractual term; however, the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term; however, the reasonable and supportable forecast period considered for projected loss rates is approximately 2.5 to 3.5 years, depending upon the product. The allowance for losses against the interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

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

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other current liabilities and deferred tax liability and other long-term liabilities on our condensed consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method requires the asset to remain on the condensed consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation. As of September 30, 2020, we had no finance leases.

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

We evaluate ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, we evaluate the asset for impairment and recognize the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques.

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases, where applicable. In addition, we have elected the practical expedients related to lease classification, hindsight, and land easement. We apply a single portfolio approach to account for the ROU assets and lease liabilities.

Allowance for Transaction Losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, buyer protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual data received, including actual claims data reported by our claims processors. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, the mix of transaction and loss types, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our condensed consolidated statements of income. At September 30, 2020 and December 31, 2019, the allowance for transaction losses totaled $178 million and $136 million, respectively, and was included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Allowance for Negative Customer Balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for Automated Clearing House returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of goods or services, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for lifetime expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as applicable. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written-off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Negative customer balances are included in other current assets, net of the allowance on our condensed consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our condensed consolidated statements of income. The allowance for negative customer balances was $266 million and $263 million at September 30, 2020 and December 31, 2019, respectively.

Recent Accounting Guidance

In 2020, the Financial Accounting Standards Board (“FASB”) issued amended guidance that provides transition relief for the accounting impact of reference rate reform. For a limited period, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions affected by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. Our exposure to LIBOR is primarily limited to an insignificant portion of our available-for-sale debt securities and, accordingly, we do not expect reference rate reform to have a material impact on our condensed consolidated financial statements.

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

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Under the new guidance, credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments reflect our current estimate of the expected lifetime credit losses and generally result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses are recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures are required, including information used to track credit quality by year of origination for most financing receivables. We are required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We adopted the new guidance effective January 1, 2020. For additional information, see “Note 11—Loans and Interest Receivable.”

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Primary geographical markets
United States (“U.S.”)	$2,820	$2,327	$7,940	$6,811
United Kingdom (“U.K.”)	606	455	1,670	1,342
Other countries(1)	2,033	1,596	5,728	4,658
Total net revenues(2)	$5,459	$4,378	$15,338	$12,811

Revenue category
Transaction revenues	$5,076	$3,955	$14,236	$11,564
Revenues from other value added services	383	423	1,102	1,247
Total net revenues(2)	$5,459	$4,378	$15,338	$12,811
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $128 million and $295 million for the three months ended September 30, 2020 and 2019, respectively, and $529 million and $828 million for the nine months ended September 30, 2020 and 2019, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$1,021	$462	$2,635	$1,952
Denominator:
Weighted average shares of common stock - basic	1,172	1,175	1,173	1,174
Dilutive effect of equity incentive awards	18	13	13	14
Weighted average shares of common stock - diluted	1,190	1,188	1,186	1,188
Net income per share:
Basic	$0.87	$0.39	$2.25	$1.66
Diluted	$0.86	$0.39	$2.22	$1.64
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	1	1	2

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

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$2,962
Customer lists and user base	115
Marketing related	30
Developed technology	572
Total intangibles	$717
Accounts receivable, net	55
Deferred tax liabilities, net	(76)
Other net liabilities	(23)
Total purchase consideration	$3,635

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

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition and pro forma results of operations have not been presented for the three and nine months ended September 30, 2020 because the effects of this acquisition were not material to our overall operations.

There were no acquisitions or divestitures completed during the nine months ended September 30, 2019.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5—Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2020:

	December 31, 2019	Goodwill Acquired	Adjustments	September 30, 2020
	(In millions)
Total goodwill	$6,212	$2,962	$(55)	$9,119

The goodwill acquired during the nine months ended September 30, 2020 was associated with the acquisition of Honey. The adjustments to goodwill during the nine months ended September 30, 2020 pertain to foreign currency translation adjustments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,202	$(768)	$434	6	$1,114	$(700)	$414	7
Marketing related	321	(268)	53	3	294	(239)	55	3
Developed technology	999	(516)	483	3	445	(343)	102	3
All other	441	(265)	176	7	436	(229)	207	7
Intangible assets, net	$2,963	$(1,817)	$1,146		$2,289	$(1,511)	$778

Amortization expense for intangible assets was $114 million and $52 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $343 million and $160 million for the nine months ended September 30, 2020 and 2019, respectively.

Expected future intangible asset amortization as of September 30, 2020 was as follows (in millions):

Fiscal years:
Remaining 2020	$108
2021	398
2022	336
2023	99
2024	97
Thereafter	108
Total	$1,146

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Lease expense
Operating lease expense	$42	$33	$122	$99
Sublease income	(2)	(1)	(4)	(5)
Total lease expense cost	$40	$32	$118	$94
Supplemental cash and noncash information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40	$31	$113	$93
Right-of-use assets obtained in exchange for operating lease liabilities	$15	$32	$261	$100

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
	(In millions, except weighted-average figures)
Operating lease right-of-use assets	$655	$479
Other current lease liabilities	133	104
Operating lease liabilities	594	403
Total operating lease liabilities	$727	$507
Weighted-average remaining lease term—operating leases	7.0 years	5.8 years
Weighted-average discount rate—operating leases	4%	5%

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future minimum lease payments for our operating leases as of September 30, 2020 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2020	$41
2021	154
2022	118
2023	103
2024	93
Thereafter	319
Total	$828
Less: present value discount	(101)
Lease liability	$727

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

In the second quarter of 2020, we incurred asset impairment charges of $21 million within restructuring and other charges on our condensed consolidated statements of income. The impairments included a reduction to our ROU asset in the amount of $17 million, which were attributed to certain leased space we are no longer utilizing for our core business operations, a portion of which is being sub-leased.

As of September 30, 2020, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $96 million. These operating leases will commence prior to the end of fiscal year 2021 with lease terms of 3 years to 10 years.

Note 7—Other Financial Statement Details

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$58	$24	$(269)	$24	$(7)	$(170)
Other comprehensive income (loss) before reclassifications	(180)	(12)	8	—	5	(179)
Less: Amount of loss reclassified from accumulated other comprehensive income (“AOCI”)	(17)	—	—	—	—	(17)
Net current period other comprehensive income (loss)	(163)	(12)	8	—	5	(162)
Ending balance	$(105)	$12	$(261)	$24	$(2)	$(332)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$118	$8	$(151)	$(3)	$(28)
Other comprehensive income (loss) before reclassifications	141	(6)	(90)	—	45
Less: Amount of gain (loss) reclassified from AOCI	70	(1)	—	—	69
Net current period other comprehensive income (loss)	71	(5)	(90)	—	(24)
Ending balance	$189	$3	$(241)	$(3)	$(52)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	(53)	10	(111)	55	(2)	(101)
Less: Amount of gain reclassified from AOCI	58	—	—	—	—	58
Net current period other comprehensive income (loss)	(111)	10	(111)	55	(2)	(159)
Ending balance	$(105)	$12	$(261)	$24	$(2)	$(332)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Estimated Tax Benefit (Expense)	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$2	$78
Other comprehensive income (loss) before reclassifications	187	15	(148)	(5)	49
Less: Amount of gain (loss) reclassified from AOCI	180	(1)	—	—	179
Net current period other comprehensive income (loss)	7	16	(148)	(5)	(130)
Ending balance	$189	$3	$(241)	$(3)	$(52)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
	2020	2019
	(In millions)
(Losses) gains on cash flow hedges—foreign exchange contracts	$(17)	$70	Net revenues
Unrealized losses on investments	—	(1)	Other income (expense), net
	$(17)	$69	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(17)	$69	Net income

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
	2020	2019
	(In millions)
Gains on cash flow hedges—foreign exchange contracts	$58	$180	Net revenues
Unrealized losses on investments	—	(1)	Other income (expense), net
	$58	$179	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$58	$179	Net income

Other Income (Expense), Net

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest income	$17	$47	$72	$144
Interest expense	(58)	(29)	(150)	(78)
Gains (losses) on strategic investments	209	(228)	973	170
Other	(1)	(3)	(15)	(12)
Other income (expense), net	$167	$(213)	$880	$224

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Funds Receivable and Customer Accounts and Investments

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$10,987	$8,387
Time deposits	289	514
Available-for-sale debt securities	14,786	10,190
Funds receivable	4,468	3,436
Total funds receivable and customer accounts	$30,530	$22,527
Short-term investments:
Time deposits	$1,690	$614
Available-for-sale debt securities	6,279	2,734
Restricted cash	77	64
Total short-term investments	$8,046	$3,412
Long-term investments:
Time deposits	$32	$—
Available-for-sale debt securities	1,183	1,025
Restricted cash	6	—
Strategic investments	2,218	1,838
Total long-term investments	$3,439	$2,863

As of September 30, 2020 and December 31, 2019, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2020(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,854	$6	$—	$8,860
Foreign government and agency securities	1,347	2	—	1,349
Corporate debt securities	1,973	1	—	1,974
Short-term investments:
U.S. government and agency securities	1,786	—	—	1,786
Foreign government and agency securities	1,574	—	—	1,574
Corporate debt securities	2,917	2	—	2,919
Long-term investments:
Foreign government and agency securities	486	—	(1)	485
Corporate debt securities	696	2	—	698
Total available-for-sale debt securities(2)	$19,633	$13	$(1)	$19,645
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

As of September 30, 2020 and December 31, 2019, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses has not been deemed necessary in the current period, aggregated by length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$730	$—	$—	$—	$730	$—
Foreign government and agency securities	310	—	—	—	310	—
Corporate debt securities	355	—	—	—	355	—
Short-term investments:
U.S. government and agency securities	475	—	—	—	475	—
Foreign government and agency securities	131	—	—	—	131	—
Corporate debt securities	142	—	—	—	142	—
Long-term investments:
Foreign government and agency securities	463	(1)	—	—	463	(1)
Corporate debt securities	291	—	—	—	291	—
Total available-for-sale debt securities	$2,897	$(1)	$—	$—	$2,897	$(1)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2020 and 2019.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2020
	Amortized Cost	Fair Value
	(In millions)
One year or less	$18,106	$18,116
After one year through five years	1,526	1,528
After five years through ten years	1	1
Total	$19,633	$19,645

Strategic Investments

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $1.6 billion and $1.3 billion as of September 30, 2020 and December 31, 2019, respectively, including the impact of the sale of securities during the three months ended September 30, 2020.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, we had non-marketable equity securities of $7 million and $27 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee and account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $601 million and $524 million as of September 30, 2020 and December 31, 2019, respectively.

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Carrying amount, beginning of period	$497	$293
Adjustments related to non-marketable equity securities:
Net additions(1)	74	75
Gross unrealized gains	45	133
Gross unrealized losses and impairments	(22)	—
Carrying amount, end of period	$594	$501
(1) Net additions include additions from purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
	(In millions)
Cumulative gross unrealized gains	$262	$230
Cumulative gross unrealized losses and impairment	$(27)	$(5)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2020 and September 30, 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized gains (losses)	$162	$(228)	$670	$170

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9—Fair Value Measurement of Assets and Liabilities

Financial Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$1,200	$—	$1,200
Short-term investments(2):
U.S. government and agency securities	1,786	—	1,786
Foreign government and agency securities	1,574	—	1,574
Corporate debt securities	2,919	—	2,919
Total short-term investments	$6,279	$—	$6,279
Funds receivable and customer accounts(3):
Cash and cash equivalents	732	—	732
U.S. government and agency securities	8,860	—	8,860
Foreign government and agency securities	3,810	—	3,810
Corporate debt securities	2,116	—	2,116
Total funds receivable and customer accounts	$15,518	$—	$15,518
Derivatives	121	—	121
Long-term investments(2),(4):
Foreign government and agency securities	485	—	485
Corporate debt securities	698	—	698
Marketable equity securities	1,617	1,617	—
Total long-term investments	$2,800	$1,617	$1,183
Total financial assets	$25,918	$1,617	$24,301
Liabilities:
Derivatives	$221	$—	$221
(1) Excludes cash of $4.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $83 million and time deposits of $1.7 billion not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $15.0 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $601 million measured using the Measurement Alternative or equity method accounting.

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

As of September 30, 2020 and December 31, 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts	$2,603	$1,690
Short-term investments	$—	$246
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Funds receivable and customer accounts	$83	$(86)	$80	$(88)
Short-term investments	$—	$(4)	$(24)	$(8)
Financial Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following tables summarize our financial assets and liabilities held as of September 30, 2020 and December 31, 2019 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively:

	September 30, 2020	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$191	$191
Other assets(2)	35	35
Total	$226	$226
(1) Excludes non-marketable equity investments of $403 million accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2020.
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

We measure the non-marketable equity investments accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Impairment losses on ROU lease assets related to office operating leases are calculated using rent per square foot derived from observable market data.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Liabilities Not Measured and Recorded at Fair Value

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and notes receivable are carried at amortized cost, which approximates their fair value. Our fixed rate debt had a carrying value of approximately $8.9 billion and fair value of approximately $9.6 billion as of September 30, 2020. Our fixed rate debt had a carrying value and fair value of approximately $5.0 billion as of December 31, 2019. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of September 30, 2020, we estimate that $84 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2020 and 2019, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Hedge

We used a forward foreign currency exchange contract to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. This derivative was designated as a net investment hedge and accordingly, the derivative’s gain and loss was recorded in AOCI as part of foreign currency translation. During the second quarter of 2020, this derivative matured. The accumulated gains and losses associated with this instrument will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flow associated with the derivative designated as a net investment hedge is classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

During the nine months ended September 30, 2020, we recognized $55 million in unrealized gain on the foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. As of September 30, 2019, we did not have a net investment hedge. We have not reclassified any gains or losses from AOCI into earnings during any of the periods presented.

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

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$13	$45
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	—	1
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	108	89
Total derivative assets		$121	$135

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$97	$58
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	21	13
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	103	51
Total derivative liabilities		$221	$122

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Master Netting Agreements - Rights of Setoff

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of setoff associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities by $85 million as of September 30, 2020 and $92 million as of December 31, 2019. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged:

	September 30, 2020	December 31, 2019
	(In millions)
Cash collateral posted(1)	$111	$12
Cash collateral received(2)	$—	$39
(1) Right to reclaim cash collateral related to our derivative liabilities recognized in other current assets on our condensed consolidated balance sheets.
(2) Obligation to return counterparty cash collateral related to our derivative assets recognized in other current liabilities on our condensed consolidated balance sheets.

Effect of Derivative Contracts on Condensed Consolidated Statements of Income

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$5,459	$4,378	$15,338	$12,811
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$(17)	$70	$58	$180
The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$(40)	$31	$(8)	$30
Losses on equity derivative contracts recognized in other income (expense), net(1)	(64)	—	(64)	—
Total gains (losses) recognized from contracts not designated as hedging instruments	$(104)	$31	$(72)	$30
(1) During the three months ended September 30, 2020, equity derivative contracts were entered into and matured which related to the sale of a portion of a strategic investment. The cash flows associated with the equity derivative contracts are classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

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

	September 30, 2020	December 31, 2019
	(In millions)
Foreign exchange contracts designated as hedging instruments	$4,017	$4,550
Foreign exchange contracts not designated as hedging instruments	12,930	17,131
Total	$16,947	$21,681

Note 11—Loans and Interest Receivable

We offer credit products to consumers and certain small and medium-sized merchants. We work with an independent chartered financial institution that extends credit to merchants using our credit products in the U.S. We purchase receivables related to credit extended to U.S. merchants by the independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the nine months ended September 30, 2020 and 2019, we purchased approximately $1.5 billion and $3.4 billion in merchant receivables, respectively.

Consumer Receivables

We offer revolving and installment credit products to consumers who choose PayPal Credit at checkout. The majority of installment loans allow consumers to pay for a product over periods of 12 months or less. As of September 30, 2020 and December 31, 2019, the outstanding balance of consumer receivables, which primarily consisted of revolving loans and interest receivable due from international consumer accounts, was $1.6 billion and $1.3 billion, respectively.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history with PayPal Credit products where available. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer Receivables Delinquency and Allowance

The following table presents the delinquency status of consumer loans and interest receivable at September 30, 2020 and December 31, 2019. Since our consumer loans are primarily revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date. The “current” category represents balances that are within 29 days of the billing date.

	September 30, 2020		December 31, 2019
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$1,593	98.2%	$1,279	96.7%
30-59 days	11	0.7%	15	1.1%
60-89 days	6	0.4%	9	0.7%
90-179 days	12	0.7%	19	1.5%
Total consumer loans and interest receivable(1), (2), (3)	$1,622	100.0%	$1,322	100.0%
(1) Excludes receivables from other consumer credit products of $57 million and $92 million at September 30, 2020 and December 31, 2019, respectively.
(2) Includes installment loans of $216 million and $80 million at September 30, 2020 and December 31, 2019, respectively, substantially all of which were current and originated within the past 12 months.
(3) Balances at September 30, 2020 include the impact of payment holidays provided primarily in the second quarter of 2020 by the Company to some consumers as a part of our COVID-19 payment relief initiatives.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2020 and 2019:

	September 30, 2020			September 30, 2019
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$49	$8	$57	$27	$3	$30
Adjustment for adoption of credit losses accounting standard	24	4	28	—	—	—
Provisions	227	47	274	18	6	24
Charge-offs	(57)	(10)	(67)	(30)	(4)	(34)
Recoveries(2)	21	—	21	25	—	25
Other(3)	7	1	8	(1)	—	(1)
Ending balance	$271	$50	$321	$39	$5	$44
(1) Excludes allowances from other consumer credit products of $4 million and $11 million at September 30, 2020 and September 30, 2019, respectively.
(2) The recoveries were primarily related to fully charged-off U.S. consumer credit receivables not subject to the sale to Synchrony.
(3) Includes amounts related to foreign currency remeasurement.

Provisions for the nine months ended September 30, 2020 were primarily attributable to changes in current and projected macroeconomic conditions which resulted in approximately $200 million of provisions, and included the impact of qualitative adjustments primarily to account for the impact of payment holidays provided as part of our COVID-19 payment relief initiatives. Additionally, originations and changes in credit quality resulted in approximately $70 million of provisions for the nine months ended September 30, 2020. Changes to the charge-offs for the nine months ended September 30, 2020 were primarily attributable to the overall growth in our portfolio.

The provision for credit losses relating to our consumer loans receivable portfolio is recognized in transaction and credit losses on our condensed consolidated statements of income. The provision for interest receivable due to interest earned on our consumer loans receivable portfolio is recognized in revenues from other value added services as a reduction to revenue. Loans receivable past the payment due date continue to accrue interest until they are charged off.

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

Merchant Receivables

We offer business financing solutions to certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products. As of September 30, 2020 and December 31, 2019, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.7 billion and $2.8 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $77 million and $124 million, respectively.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants with access to short-term business financing for a fixed fee based on an evaluation of the applying business as well as the business owner. PPBL repayments are collected through periodic payments until the balance has been satisfied.

The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenues included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The fixed interest or fee is amortized to revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan which generally ranges from 3 to 12 months. We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period.

We closely monitor credit quality for our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, and prior repayment history with PayPal’s credit products where available, information sourced from consumer credit bureau and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist the independent chartered financial institution in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans and advances.

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

September 30, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percent
Current	$931	$409	$8	$—	$—	$1,348	77.6%
30 - 59 Days	67	75	6	—	—	148	8.5%
60 - 89 Days	27	40	4	—	—	71	4.1%
90 - 179 Days	40	99	11	—	—	150	8.6%
180+ Days	1	14	4	1	—	20	1.2%
Total(1)	$1,066	$637	$33	$1	$—	$1,737	100%
(1) Balances include the impact of payment holidays provided primarily during the second quarter of 2020 by the Company as a part of our COVID-19 payment relief initiatives.

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

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the nine months ended September 30, 2020 and 2019:

	September 30, 2020			September 30, 2019
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$171	$20	$191	$115	$15	$130
Adjustment for adoption of credit losses accounting standard	165	17	182	—	—	—
Provisions	298	27	325	181	22	203
Charge-offs	(197)	(20)	(217)	(140)	(16)	(156)
Recoveries	13	—	13	11	—	11
Ending balance	$450	$44	$494	$167	$21	$188

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Provisions for the nine months ended September 30, 2020 were primarily attributable to changes in current and projected macroeconomic conditions which resulted in approximately $150 million of provisions, and included the impact of qualitative adjustments to mainly account for the impact of limitations in our expected credit loss models that have arisen due to the extreme fluctuations in both the actual and projected macroeconomic conditions during the period as well as to incorporate varying degrees of merchant performance in the current environment and expected performance in future periods. Additionally, originations occurring primarily in the first quarter of 2020 resulted in approximately $115 million of provisions and changes in credit quality resulted in approximately $55 million of provisions for the nine months ended September 30, 2020. Changes to the charge-offs for the nine months ended September 30, 2020 were primarily attributable to a significant expansion of the portfolio in 2019 and a decline in transaction processing volume on our Payments Platform for certain merchants which adversely impacted the delinquency of our merchant loans, advances, and interest and fees receivable portfolio.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenues included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Troubled Debt Restructurings (“TDRs”)

In instances where a merchant is able to demonstrate that they are experiencing financial difficulty, we may modify loans or advances (or, in the U.S., the independent chartered financial institution may modify loans) and the related interest receivable for which it is probable that without modification we will be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and to help enable us to mitigate losses.

These modifications include an increase in term by 1 to 5.5 years while moving the delinquency status to current. Further, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended to a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income in the three and nine months ended September 30, 2020.

Allowances for TDRs are assessed separately from other loans within our portfolio and are determined by estimating expected lifetime credit losses utilizing the modified term and interest rate assumptions. Historical loss estimates are utilized in addition to macroeconomic assumptions to determine expected loss rates. Further, we include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our expected lifetime credit losses.

The following table shows the merchant loans and interest receivables which have been modified as TDRs in the three and nine months ended September 30, 2020:

	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	6	$238	38
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant's payment becomes 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of expected lifetime credit loss is factored into overall expected credit losses. As of September 30, 2020, there were no merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments.

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

As of September 30, 2020, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

		Balance at September 30, 2020
	Maturities	Amount	Effective Interest Rate
		(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	$1,000	2.39%
Fixed-rate 2.400% notes	10/1/2024	1,250	2.52%
Fixed-rate 2.650% notes	10/1/2026	1,250	2.78%
Fixed-rate 2.850% notes	10/1/2029	1,500	2.96%

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	$1,000	1.55%
Fixed-rate 1.650% notes	6/1/2025	1,000	1.78%
Fixed-rate 2.300% notes	6/1/2030	1,000	2.39%
Fixed-rate 3.250% notes	6/1/2050	1,000	3.33%
Total term debt		$9,000

Unamortized premium (discount) and issuance costs, net		(63)
Total carrying amount of term debt		$8,937

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $134 million for the three and nine months ended September 30, 2020, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $2 million for the three and nine months ended September 30, 2019.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Five-Year Revolving Credit Facility

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. We have designated certain subsidiaries as additional borrowers under the Credit Agreement for which a portion of the borrowing capacity of the facility is available to them. In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of September 30, 2020, no amounts were outstanding under the Credit Agreement, and accordingly, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The total interest expense and fees we recorded related to the Credit Agreement was approximately $1 million and $14 million for the three and nine months ended September 30, 2020, respectively.

Other Available Facilities

We also maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of September 30, 2020, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Future Principal Payments

As of September 30, 2020, the future principal payments associated with our long term debt were as follows (in millions):

Remaining 2020	$—
2021	—
2022	1,000
2023	1,000
2024	1,250
Thereafter	5,750
Total	$9,000

Other than as provided above, there are no significant changes to the information disclosed in our 2019 Form 10-K.

Note 13—Commitments and Contingencies

Commitments

As of September 30, 2020 and December 31, 2019, approximately $2.7 billion and $3.1 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of the PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2020. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019. This self-reported matter relates to PPAU incorrectly filing required international funds transfer instructions over a period of time under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019. As required under the terms of AUSTRAC’s notice, as amended, PPAU issued interim reports to AUSTRAC on December 31, 2019, March 13, 2020, May 6, 2020 and July 7, 2020 and a final report on August 31, 2020. PPAU is continuing to cooperate with AUSTRAC in this matter, including remediation activities and future reporting to AUSTRAC of international funds transfer instructions based on the operation of the AML/CTF Act. We cannot estimate the potential impact, if any, on our business or financial statements at this time. An adverse outcome arising from any associated proceeding or further matter initiated by AUSTRAC could result in measures beyond AUSTRAC's supervisory process, including enforceable undertakings, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network, including locations that stored personal information of some of TIO’s customers and customers of TIO billers and the potential compromise of personally identifiable information for approximately 1.6 million customers. We have received a number of governmental inquiries, including from state attorneys general, and we may be subject to additional governmental inquiries and investigations in the future. In addition, on December 6, 2017, a putative class action lawsuit captioned Sgarlata v. PayPal Holdings, Inc., et al., Case No. 3:17-cv-06956-EMC was filed in the U.S. District Court for the Northern District of California (the “Court”) against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO (the “Defendants”) alleging violations of federal securities laws. The initial complaint alleged that Defendants made false or misleading statements or failed to disclose that TIO’s data security program was inadequate to safeguard the personally identifiable information of its users, those vulnerabilities threatened continued operation of TIO’s platform, the Company’s revenues derived from TIO services were thus unsustainable, and consequently, the Company overstated the benefits of the TIO acquisition, and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The plaintiff who initiated the lawsuit sought to represent a class of shareholders who acquired shares of the Company’s common stock between February 14, 2017 through December 1, 2017 and sought damages and attorneys’ fees, among other relief. On March 16, 2018, the Court appointed two new plaintiffs, not the original plaintiff who filed the case, as interim co-lead plaintiffs in the case and appointed two law firms as interim co-lead counsel. On June 13, 2018, the interim co-lead plaintiffs filed a first amended complaint, which named TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (at that time, the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants. The first amended complaint was purportedly brought on behalf of all persons other than the Defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017. The amended complaint alleged that the Company’s and TIO’s November 10, 2017 announcement of the suspension of TIO’s operations was false and misleading because the announcement only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach that Defendants were allegedly aware of at the time of the announcement. Defendants’ filed their motion to dismiss the first amended complaint on July 13, 2018 and the Court granted the motion, without prejudice, on December 13, 2018. Plaintiffs filed a second amended complaint on January 14, 2019. The second amended complaint alleges substantially the same theory of liability as the first amended complaint, but no longer names Hamed Shabazi as a defendant. The remaining Defendants filed their motion to dismiss the second amended complaint on March 15, 2019, and a hearing was held on July 16, 2019. The court granted Defendant’s motion to dismiss with prejudice on September 18, 2019; plaintiffs have appealed the dismissal and the appeal is pending. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
General Matters
Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions, particularly in cases where we are introducing new products or services in connection with such acquisitions. We have in the past been forced to litigate such claims, and we believe that additional lawsuits alleging such claims will be filed against us. Intellectual property claims, whether meritorious or not, are time-consuming and costly to defend and resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements on unfavorable terms or make substantial payments to settle claims or to satisfy damages awarded by courts.
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law, or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platforms, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

The maximum potential exposure under our protection programs is estimated to be the portion of total eligible transaction volume (total payment volume) for which buyer or seller protection claims may be raised under our existing customer agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that the maximum potential exposure is representative of our actual potential exposure. The actual amount of potential exposure cannot be quantified as we are unable to determine total eligible transactions where performance by a merchant or consumer is incomplete or completed transactions that may result in a claim under our protection programs. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Beginning balance	$373	$395	$399	$344
Provision	329	256	847	789
Realized losses	(280)	(309)	(863)	(822)
Recoveries	22	14	61	45
Ending balance	$444	$356	$444	$356

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14—Stock Repurchase Programs

During the nine months ended September 30, 2020, we repurchased approximately 11 million shares of our common stock for approximately $1.4 billion at an average cost of $128.31. These shares were purchased in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of September 30, 2020, a total of approximately $8.7 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

Note 15—Stock-Based Plans

Stock-Based Compensation Expense

We record stock-based compensation expense for our equity incentive plans in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Customer support and operations	$63	$51	$179	$144
Sales and marketing	45	31	131	95
Technology and development	138	119	384	292
General and administrative	127	72	330	226
Total stock-based compensation expense	$373	$273	$1,024	$757
Capitalized as part of internal use software and website development costs	$13	$10	$34	$29

Note 16—Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2020 was 11% and 18%, respectively. Our effective tax rate for the three and nine months ended September 30, 2019 was 5% and 9%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments, and for the nine months ended September 30, 2020, tax expense related to the intra-group transfer of intellectual property. During the three months ended September 30, 2020, we settled income tax audits in France and Germany. Neither of these settlements had a significant impact on our condensed consolidated statements of income.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed a lower court decision in Altera Corp. v. Commissioner and held that a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement was valid. In June 2020, the U.S. Supreme Court denied Altera's petition for certiorari. We have reviewed this decision and determined that no adjustment to PayPal’s condensed consolidated financial statements is required as a result of this development.

Note 17—Restructuring and Other Charges

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $19 million and $74 million during the three and nine months ended September 30, 2020, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which we expect will span multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction. We experienced delays, primarily as a result of COVID-19, in the execution of these restructuring actions, which are now expected to be completed by the end of the first quarter of 2021.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2020:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2020	$9
Charges	74
Payments	(46)
Accrued liability as of September 30, 2020	$37

Additionally, in the second quarter of 2020, we incurred asset impairment charges of $21 million due to the write-off of a certain ROU lease asset and related leasehold improvements in conjunction with exiting certain leased properties. See “Note 6—Leases” for additional information.

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

Information security risks for global payments and technology companies like us have significantly increased in recent years. Although we have developed systems and processes designed to protect data we manage, prevent data loss and other security incidents and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors in this Form 10-Q.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending and payments activity generally, and have significantly contributed to deteriorating macroeconomic conditions and higher unemployment in some countries, including those in which we have significant operations. The spread of COVID-19 has caused us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences and imposing restrictions on employee travel. We will continue to actively monitor the situation and may take further actions that may alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and business partners.

While the current macroeconomic environment as a result of the COVID-19 outbreak has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals, the spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards, cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted or relaxed, our business, financial condition, and results of operations could be adversely impacted.

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

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) and a transition period is expected to be in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules, including those extending to EEA states. There is a significant lack of clarity over the terms of the U.K.’s future relationship with the EU, and the international bodies that are linked to it, after this date. Depending on the nature of the U.K.'s future relationship with the EU, we may be unable to utilize certain licenses and authorizations to operate within these markets, be required to obtain additional regulatory permissions to operate within the U.K. market, and could face additional legal and regulatory requirements. We are currently unable to determine the impact that Brexit will have on our business, as any impact will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. For additional information on how Brexit could affect our business, see Part II, Item 1A, Risk Factors in this Form 10-Q.

Brexit could therefore contribute to instability in financial, stock and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. Net revenues generated from our U.K. operations constituted 11% of total net revenues for both the three and nine months ended September 30, 2020, and approximately 10% of total net revenues for both the three and nine months ended September 30, 2019. During each of these periods, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 46% and 37% of our gross loans and interest receivables as of September 30, 2020 and December 31, 2019, respectively, were due from customers in the U.K. Approximately 10% and 6% of our gross loans and interest receivables as of September 30, 2020 and December 31, 2019, respectively, were due from customers in the EU (excluding the U.K.). The increase in the percentage of gross loans and interest receivable outstanding in the U.K. and EU as of September 30, 2020 as compared to December 31, 2019 was driven by an increase in the balances in those regions as we continue to originate consumer loans in our international markets, combined with a decline in our gross total loans and interest receivable outstanding due to minimal originations in our merchant portfolio.

Overview of Results of Operations

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages and per share data)
Net revenues	$5,459	$4,378	25%	$15,338	$12,811	20%
Operating expenses	4,482	3,681	22%	13,012	10,891	19%
Operating income	$977	$697	40%	$2,326	$1,920	21%
Operating margin	18%	16%	**	15%	15%	**
Other income (expense), net	$167	$(213)	178%	$880	$224	293%
Income tax expense	$123	$22	459%	$571	$192	197%
Effective tax rate	11%	5%	**	18%	9%	**
Net income	$1,021	$462	121%	$2,635	$1,952	35%
Net income per diluted share	$0.86	$0.39	121%	$2.22	$1.64	35%
Net cash provided by operating activities	$720	$1,096	(34)%	$4,607	$3,297	40%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful

Three Months Ended September 30, 2020 and 2019

Net revenues increased $1.1 billion, or 25%, in the three months ended September 30, 2020, compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 38%. Our acquisition of Honey Science Corporation (“Honey”) contributed approximately one percentage point to the growth rate of net revenues for the three months ended September 30, 2020.

Total operating expenses increased $801 million, or 22%, in the three months ended September 30, 2020, compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in sales and marketing expenses, technology and development expenses, and general and administrative expenses. Our acquisitions of Honey and a 70% equity interest in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”) collectively contributed approximately five percentage points to the growth rate of total operating expenses for the three months ended September 30, 2020.

Operating income increased by $280 million, or 40%, in the three months ended September 30, 2020, compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 18% and 16% in the three months ended September 30, 2020 and September 30, 2019, respectively. Operating margin for the three months ended September 30, 2020 was positively impacted by revenue growth of 25%, outpacing operating expenses growth of 22%. Our acquisitions of Honey and GoPay collectively had a negative impact of approximately three percentage points on our operating margin for the three months ended September 30, 2020.

Net income increased by $559 million, or 121%, in the three months ended September 30, 2020, compared to the same period of the prior year due to the previously discussed increase in operating income of $280 million and an increase of $380 million in other income (expense), net driven primarily by net gains on strategic investments, partially offset by an increase in income tax expense of $101 million, driven primarily by tax expense on gains on strategic investments.

Nine Months Ended September 30, 2020 and 2019

Net revenues increased $2.5 billion, or 20%, in the nine months ended September 30, 2020, compared to the same period of the prior year driven primarily by growth in TPV of 29%. Our acquisition of Honey contributed approximately one percentage point to the growth rate of net revenues for the nine months ended September 30, 2020.

Total operating expenses increased $2.1 billion, or 19%, in the nine months ended September 30, 2020, compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in technology and development expenses, transaction and credit losses, general and administrative expenses, and sales and marketing expenses. Our acquisitions of Honey and GoPay collectively contributed approximately five percentage points to the growth rate of total operating expenses for the nine months ended September 30, 2020.

Operating income increased by $406 million, or 21%, in the nine months ended September 30, 2020, compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 15% in each of the nine months ended September 30, 2020 and September 30, 2019. Our acquisitions of Honey and GoPay collectively had a negative impact of approximately three percentage points on our operating margin for the nine months ended September 30, 2020.

Net income increased by $683 million, or 35%, in the nine months ended September 30, 2020, compared to the same period of the prior year due to the previously discussed increase in operating income of $406 million and an increase of $656 million in other income (expense), net driven primarily by net gains on strategic investments, partially offset by an increase in income tax expense of $379 million, driven primarily by tax expense related to the intra-group transfer of intellectual property and gains on strategic investments.

Impact of Foreign Currency Exchange Rates
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impact the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In each of the three and nine months ended September 30, 2020, we generated approximately 48% of our net revenues from customers domiciled outside of the U.S. In each of the three and nine months ended September 30, 2019, we generated approximately 47% of our net revenues from customers domiciled outside of the U.S. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.
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

In the three and nine months ended September 30, 2020 and September 30, 2019, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In millions)
Favorable (Unfavorable) impact to net revenues (exclusive of hedging impact)	$73	$(51)
Hedging impact	(17)	58
Favorable impact to net revenues	56	7
(Unfavorable) Favorable impact to operating expense	(21)	54
Net favorable impact to operating income	$35	$61

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(72)	$(281)
Hedging impact	70	180
Unfavorable impact to net revenues	(2)	(101)
Favorable impact to operating expense	34	146
Net favorable impact to operating income	$32	$45

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

Net Revenues Analysis

The components of our net revenues for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Transaction revenues	$5,076	$3,955	28%	$14,236	$11,564	23%
Revenues from other value added services	383	423	(9)%	1,102	1,247	(12)%
Net revenues	$5,459	$4,378	25%	$15,338	$12,811	20%

Transaction revenues

Transaction revenues grew by $1.1 billion, or 28%, and $2.7 billion, or 23%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year. The increase was mainly attributable to our core PayPal products and services, due primarily to strong growth in TPV and the number of payment transactions, both of which resulted primarily from an increase in our active accounts, and to a lesser extent, an increase in revenue from currency conversion fees due to growth in cross-border transactions.

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

The following table provides a summary of our active accounts, number of payment transactions, TPV, and related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Active accounts(1)	361	295	22%	361	295	22%
Number of payment transactions	4,013	3,090	30%	11,015	8,901	24%
Number of payment transactions per active account	40.1	39.8	1%	40.1	39.8	1%
TPV	$246,691	$178,670	38%	$658,990	$512,521	29%
Percent of cross-border TPV	16%	17%	**	16%	18%	**
All amounts in the table are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Includes 10.2 million active accounts contributed by Honey on the date of acquisition in January 2020.
** Not meaningful

Transaction revenues grew more slowly than TPV and number of payment transactions for the three and nine months ended September 30, 2020, compared to the same periods in the prior year due to a higher proportion of P2P transactions (primarily from our Venmo products) from which we earn lower fees and a higher portion of TPV generated by large merchants and platform partners who generally pay lower rates with higher transaction volumes. Additionally, foreign currency exchange hedging contributed to a decline in transaction revenues with hedging losses recorded in the three months ended September 30, 2020 compared to gains recorded in the prior period, and a net decline in hedging gains in the nine months ended September 30, 2020 as compared to the prior period. Changes in prices charged to our customers did not significantly impact transaction revenue growth for both the three and nine months ended September 30, 2020.

Revenues from other value added services

For the three months ended September 30, 2020, revenues from other value added services decreased $40 million, or 9%, compared to the same period in the prior year. The decrease was primarily attributable to a decline in interest earned on certain assets underlying customer balances resulting from lower interest rates, a decrease in interest and fee income on our merchant loans and advances receivable resulting from a decline in originations, and a decline in our revenue share with Synchrony Bank (“Synchrony”). This decline was partially offset by incremental revenues from our acquisition of Honey, which contributed approximately 15 percentage points to the revenue growth rate for the three months ended September 30, 2020, and an increase in interest and fee income on our consumer loans receivable.

For the nine months ended September 30, 2020, revenues from other value added services decreased $145 million, or 12%, compared to the same period in the prior year due to a decline in interest earned on certain assets underlying customer balances resulting from lower interest rates and a decline in revenue earned from transition servicing activities provided to Synchrony, which ended in the second quarter of 2019. Additionally, a decrease in interest and fee income on our loans and advances receivable due to an increase in the allowances provided for interest and fees receivable, a decline in originations, and payment holidays that we provided to our customers as a part of our COVID-19 payment relief initiatives also contributed to the decline in revenues from other value added services for the nine months ended September 30, 2020. This decline was partially offset by incremental revenues from our acquisition of Honey, which contributed approximately 14 percentage points to the revenue growth rate for the nine months ended September 30, 2020.

The total gross loans and interest receivable balance was $3.4 billion as of September 30, 2020 and $3.7 billion as of September 30, 2019, reflecting a year-over-year decrease of 8% driven primarily by a decline in our merchant receivable portfolio due to reduced originations, partially offset by growth in our consumer receivable portfolio.

In response to the COVID-19 outbreak, we have taken both proactive and reactive measures to support our merchants and consumers that have loans and interest receivables due to us under our credit product offerings. These measures are intended to reduce financial difficulties experienced by our customers and include providing payment holidays, under which we granted payment deferrals to borrowers for varying periods of time, and amended payment terms through loan modifications in certain cases. These measures have adversely impacted and are expected to continue to adversely impact the recognition of interest and fee income in future periods. Given the uncertainty surrounding the COVID-19 outbreak, including its duration and severity and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and the impact they may have on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may be offered similar support, and ultimately may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through September 30, 2020, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

Operating Expenses

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Transaction expense	$2,022	$1,701	19%	$5,604	$4,877	15%
Transaction and credit losses	344	340	1%	1,375	999	38%
Customer support and operations	449	390	15%	1,271	1,177	8%
Sales and marketing	471	316	49%	1,256	1,001	25%
Technology and development	674	533	26%	1,910	1,527	25%
General and administrative	503	401	25%	1,501	1,239	21%
Restructuring and other charges	19	—	**	95	71	34%
Total operating expenses	$4,482	$3,681	22%	$13,012	$10,891	19%
Transaction expense rate(1)	0.82%	0.95%	**	0.85%	0.95%	**
Transaction and credit loss rate(2)	0.14%	0.19%	**	0.21%	0.19%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful

Transaction Expense

Transaction expense increased by $321 million, or 19%, and $727 million, or 15%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 38% and 29% for the three and nine months ended September 30, 2020, respectively. The decrease in transaction expense rate for the three and nine months ended September 30, 2020, compared to the same periods of the prior year was due primarily to favorable changes in product mix and funding mix.

Our transaction expense rate is impacted by changes in product mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance, or PayPal Credit. For the three and nine months ended September 30, 2020, approximately 1% and 2% of TPV, respectively, was funded with PayPal Credit. For each of the three and nine months ended September 30, 2019, approximately 2% of TPV was funded with PayPal Credit. For each of the three and nine months ended September 30, 2020, approximately 39% of TPV was generated outside of the U.S. For the three and nine months ended September 30, 2019, approximately 40% and 41% of TPV, respectively, was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and Credit Losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2020	2019		2020	2019
	(In millions, except percentages)
Transaction losses	$329	$256	29%	$847	$789	7%
Credit losses	15	84	(82)%	528	210	151%
Transaction and credit losses	$344	$340	1%	$1,375	$999	38%
Transaction loss rate (1)	0.13%	0.14%		0.13%	0.15%
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.

Transaction losses increased by $73 million, or 29%, and $58 million, or 7%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year. The increase in the three and nine months ended September 30, 2020 was primarily due to growth in TPV, partially offset by benefits realized through improvements in risk management capabilities, which also contributed to a decrease in our transaction loss rate in the three and nine months ended September 30, 2020, compared to the same periods of the prior year. The duration and severity of the impacts of the COVID-19 outbreak remain unknown. The negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may adversely impact our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses decreased by $69 million, or 82%, in the three months ended September 30, 2020, compared to the same period of the prior year due to a significant decline in loan originations related to our merchant loans and advances portfolio.

Credit losses increased $318 million, or 151%, in the nine months ended September 30, 2020, compared to the same period of the prior year due primarily to an increase in provisions for our loans and interest receivable associated with changes in current and projected macroeconomic conditions, including qualitative adjustments to account for the impact of limitations in our expected credit loss models that have arisen due to the extreme fluctuations in both the actual and projected macroeconomic conditions during the period as well as to incorporate varying degrees of merchant performance in the current environment and expected performance in future periods. Our estimate of the macroeconomic impact on lifetime expected credit losses is most significantly impacted by projected unemployment trends and benchmark credit card charge-off rates, which directly correlate to the forecast of loans and interest receivables that we will charge off in the future. Credit losses for the nine months ended September 30, 2020 include the impact of the increase in actual unemployment rates during the current period and expectations of a prolonged economic recovery period over which the value of loans and interest receivable that charge-off are projected to exceed historical trends. If the actual unemployment and charge-offs vary from these projections as of September 30, 2020, the credit losses recognized in future periods will be impacted. Credit losses for the nine months ended September 30, 2020 consisted primarily of approximately $322 million of provision associated with the deteriorating macroeconomic projections, and to a lesser extent, provisions associated with originations and changes in credit quality during the period.

The consumer loans and interest receivables balance as of September 30, 2020 and September 30, 2019 was $1.6 billion and $1.0 billion, respectively, representing a year-over-year increase of 57% driven by growth in international markets. Approximately 87% and 93% of our consumer loans receivable outstanding as of September 30, 2020 and September 30, 2019, respectively, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2020	2019
Percent of consumer loans and interest receivables current(1), (2)	98.2%	96.7%
Percent of consumer loans and interest receivables > 90 days outstanding(1), (2), (3)	0.7%	1.4%
Net charge off rate(4)	5.0%	4.3%
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

The increase in the net charge off rate for consumer receivables at September 30, 2020 as compared to September 30, 2019 was primarily attributable to the continued expansion and maturity of our international consumer loan receivable portfolio.

We offer business financing solutions to certain small and medium-sized merchants. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of September 30, 2020 were $1.7 billion, compared to $2.6 billion as of September 30, 2019, representing a year-over-year decrease of 33%. The decrease in merchant loans, advances, and interest and fees receivable outstanding was due primarily to a reduction in originations due to modifications in our acceptable risk parameters as well as a shift to originations through the U.S. Government’s Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. We do not own the receivables associated with the originations through the PPP. Approximately 84% and 8% of our merchant receivables outstanding as of September 30, 2020 were due from merchants in the U.S. and U.K., respectively, as compared to 84% and 9% as of September 30, 2019.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2020	2019
Percent of merchant receivables within original expected or contractual repayment period	77.6%	90.5%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period(1)	9.8%	3.8%
Net charge off rate(2)	12.2%	8.5%
(1) Includes the impact of payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees balance during the period.

The decline in the percent of merchant receivables within the original expected or contractual repayment period, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge off rate for merchant receivables at September 30, 2020 as compared to September 30, 2019, was primarily due to an increase in payment delinquency driven by financial difficulties experienced by our merchants associated with the economic impact of COVID-19 and also as a result of a significant decline in our outstanding merchant receivables balance due to repayments and reduced originations, which increases net charge offs and delinquency rates presented as a percentage of outstanding loan balance. Beginning in the third quarter of 2020, we have granted certain merchants loan modifications intended to provide them with financial relief and to help enable us to mitigate losses. The associated loans and interest receivables have been treated as troubled debt restructurings due to the significant changes in structure, including repayment terms and fee/rate structure. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the three and nine months ended September 30, 2020, modifications to the acceptable risk parameters of our credit products in response to the impacts of the COVID-19 outbreak resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligibility terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters have resulted in a deceleration in the growth of our borrowing base and a decrease in merchant receivables as of September 30, 2020. While the impact of COVID-19 on the economic environment remains uncertain, the longer and more severe the outbreak, the more likely it is to have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants, and a continued lower volume of lending activity during the remainder of the year. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer Support and Operations

Customer support and operations expenses increased by $59 million, or 15%, and $94 million, or 8%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year due primarily to an increase in employee-related expenses and contractors and consulting costs in our operations function that support the growth of our active accounts and payment transactions, as well as customer onboarding and compliance costs.

Sales and Marketing

Sales and marketing expenses increased by $155 million, or 49%, and $255 million, or 25%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year due primarily to higher spend on marketing programs and employee-related expenses. Our acquisitions of Honey and GoPay collectively contributed approximately 21 and 20 percentage points to the growth rate of sales and marketing expenses for the three and nine months ended September 30, 2020, respectively.

Technology and Development

Technology and development expenses increased by $141 million, or 26%, and $383 million, or 25%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year due primarily to increases in employee-related expenses, amortization of acquired intangibles, and data center and cloud computing services utilized in delivering our products. Our acquisitions of Honey and GoPay collectively contributed approximately 15 percentage points to the growth rate of technology and development expenses for both the three and nine months ended September 30, 2020.

General and Administrative

General and administrative expenses increased by $102 million, or 25%, and $262 million, or 21%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year due primarily to increases in employee-related expenses, professional services expenses, including those attributable to acquisition-related transaction expenses, and depreciation expense. Our acquisitions of Honey and GoPay collectively contributed approximately 13 percentage points to the growth rate of general and administrative expenses for both the three and nine months ended September 30, 2020.

Restructuring and Other Charges

Restructuring and other charges increased by $19 million and $24 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $19 million and $74 million during the three and nine months ended September 30, 2020, respectively. The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which we expect will span multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction. We experienced delays, primarily as a result of COVID-19, in the execution of these restructuring actions, which are now expected to be completed by the end of the first quarter of 2021.

Additionally, in the second quarter of 2020, we incurred asset impairment charges of $21 million due to the write-off of a certain right-of-use lease asset and related leasehold improvements in conjunction with exiting certain leased properties.

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

Other Income (Expense), Net

Other income (expense), net increased $380 million and $656 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year. The increase was driven by net gains of $437 million and $803 million on strategic investments during the three and nine months ended September 30, 2020, respectively, compared to the same periods of the prior year primarily due to favorable changes in fair value related to our marketable equity securities. The increase in the three and nine months ended September 30, 2020 from net gains on strategic investments was partially offset by a decline in interest income driven by lower interest rates as well as an increase in interest expense associated with our fixed rate notes issued in the third quarter of 2019 and second quarter of 2020.

Income Tax Expense

Our effective income tax rate was approximately 11% and 5% for the three months ended September 30, 2020 and 2019, respectively. The increase in our effective income tax rate for the three months ended September 30, 2020, compared to the same period of the prior year was due primarily to an increase in tax expense associated with gains on strategic investments. Our effective income tax rate was approximately 18% and 9% for the nine months ended September 30, 2020 and 2019, respectively. The increase in our effective income tax rate for the nine months ended September 30, 2020, compared to the same period of the prior year was due primarily to tax expense related to the intra-group transfer of intellectual property and gains on strategic investments.

Our calculation of income tax expense for the three and nine months ended September 30, 2020 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak to the economic environment is uncertain and difficult to predict and may change these forecasts, which could materially impact tax expense as reported for the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$15,296	$11,722
(1) Excludes assets related to funds receivable and customer accounts of $30.5 billion and $22.5 billion at September 30, 2020 and December 31, 2019, respectively.
(2) Excludes total restricted cash of $83 million and $64 million at September 30, 2020 and December 31, 2019, respectively, and strategic investments of $2.2 billion and $1.8 billion as of September 30, 2020 and December 31, 2019, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.7 billion as of September 30, 2020 and $7.2 billion at December 31, 2019, or 50% and 61% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2019, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available Credit and Debt

In May 2020, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of September 30, 2020, we had $9.0 billion in fixed rate debt outstanding with varying maturity dates.

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of September 30, 2020, no amounts were outstanding under the Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world, with borrowing capacity of approximately $130 million in the aggregate. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of September 30, 2020, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as described above, there are no significant changes to the available credit and debt disclosed in our 2019 Form 10-K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have cash pooling arrangements with a financial institution for cash management purposes. Each arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). Each arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under each arrangement. As of September 30, 2020, we had a total of $4.1 billion in cash withdrawals offsetting our $4.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

Liquidity for Loans Receivable Portfolio Growth

Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of September 30, 2020, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 24% of European customer balances potentially available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In April 2020, PayPal was approved to participate in the PPP administered by the SBA. The program was designed to provide a direct incentive for small businesses to keep their workers on payroll during the COVID-19 outbreak and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. The PPP expired on August 8, 2020, but may be subject to further extension by the U.S. government. Loans made under this program are funded by an independent chartered financial institution that we partner with, and the related receivables are not purchased by PayPal. We receive a fee for providing origination services and loan servicing for the loans and retain operational risk related to those activities. Through the August 8, 2020 expiration date, originations facilitated through PayPal under this program were approximately $2.1 billion.

Credit Ratings

As of September 30, 2020, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates ranged between 0.13% and 0.15% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 outbreak remain unknown. Its negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock Repurchases and Acquisitions

During the nine months ended September 30, 2020, we repurchased approximately $1.4 billion of our common stock in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of September 30, 2020, a total of approximately $8.7 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

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

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors including those related to the COVID-19 outbreak discussed elsewhere in this Form 10-Q. In addition, our liquidity, access to capital, and borrowing costs could be negatively impacted by the outcome of any legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2019 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 13—Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net cash provided by (used in):
Operating activities	$4,607	$3,297
Investing activities	(13,266)	(5,334)
Financing activities	10,012	3,837
Effect of exchange rates on cash, cash equivalents, and restricted cash	26	(49)
Net increase in cash, cash equivalents, and restricted cash	$1,379	$1,751

Operating Activities

We generated cash from operating activities of $4.6 billion in the nine months ended September 30, 2020 due primarily to operating income of $2.3 billion, as well as adjustments for non-cash expenses including: provision for transaction and credit losses of $1.4 billion, stock-based compensation of $999 million, and depreciation and amortization of $888 million. Net income was also adjusted for net gains on our strategic investments of $973 million, changes in income taxes payable of $115 million, and changes in other assets and liabilities of $120 million, primarily related to actual cash transaction losses of $816 million incurred during the period and an increase in other assets of $218 million, partially offset by an increase in accrued expenses and other liabilities of $814 million and an increase in funds payable and amounts due to customers of $118 million.

We generated cash from operating activities of $3.3 billion in the nine months ended September 30, 2019 due primarily to operating income of $1.9 billion, adjusted for non-cash expenses related to provision for transaction and credit losses of $999 million, stock-based compensation of $736 million, and depreciation and amortization of $685 million. Net income was also adjusted for net gains on our strategic investments of $170 million, changes in other assets and liabilities of $470 million, primarily related to actual cash transaction losses incurred during the period, deferred income taxes of $122 million, and accounts receivable of $103 million.

In the nine months ended September 30, 2020 and 2019, cash paid for income taxes, net was $444 million and $220 million, respectively.

Investing Activities

The net cash used in investing activities of $13.3 billion in the nine months ended September 30, 2020 was due primarily to purchases of investments of $28.3 billion, acquisitions (net of cash acquired) of $3.6 billion, changes in funds receivable from customers of $1.1 billion, and purchases of property and equipment of $640 million. These cash outflows were partially offset by maturities and sales of investments of $19.7 billion, changes in principal loans receivable, net of $523 million, and proceeds from the sale of property and equipment of $120 million.

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

Financing Activities

We generated cash from financing activities of $10.0 billion in the nine months ended September 30, 2020 due primarily to changes in funds payable and amounts due to customers of $7.8 billion and $7.0 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as proceeds from borrowings under our Credit Agreement. These cash inflows were partially offset by the repayment of outstanding borrowings under our Credit Agreement of $3.0 billion, the repurchase of $1.4 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $463 million.

We generated cash from financing activities of $3.8 billion in the nine months ended September 30, 2019 due primarily to $5.5 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as borrowings under a prior credit agreement, and changes in funds payable and amounts due to customers of $2.4 billion. These cash inflows were partially offset by repayment of $2.5 billion of borrowings under a prior credit agreement, the repurchase of $1.1 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $473 million.

Effect of Exchange Rates on Cash, Cash Equivalents, and Restricted Cash

Foreign currency exchange rates had a positive impact of $26 million and negative impact of $49 million on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2020 and 2019, respectively, due primarily to fluctuations in the exchange rate of the U.S. dollar to the Australian dollar.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services, buyer protection program claims, and account takeovers. Additions to the allowance, in the form of provisions, are reflected in transaction and credit losses on our condensed consolidated statements of income. The allowances are monitored regularly and are updated based on actual claims data. The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment and write-off patterns, the mix of transaction and loss types, as well as current and projected macroeconomic factors, as appropriate.

We also establish an allowance for loans and interest receivable, which represents our estimate of lifetime expected credit losses inherent in our portfolio of loans and interest receivable. This evaluation process is subject to numerous estimates and judgments. The allowance is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic factors. Loss curves are generated using historical loss data for our loan portfolios and are applied to segments of each portfolio, categorized by geographic region, first borrowing vs. reuse, delinquency, and vintage, among other factors. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that is most appropriate to the economic conditions applicable to a particular period. We utilize externally sourced macroeconomic scenario data to supplement our historical information due to the limited period in which our credit product offerings have been in existence. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. Further, we include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our expected lifetime losses. While our consumer receivables are primarily revolving in nature and do not have a contractual term, the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables also vary in contractual term, and the reasonable and supportable forecast period we have considered for projected loss rates is approximately 2.5 to 3.5 years, dependent upon the product. The allowance for loss against the interest and fees receivable is determined primarily by applying loss curves by geography, delinquency, and period of origination, among other factors.

Determining appropriate expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for lifetime expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. These forecasts project scenarios for future unemployment and benchmark credit card charge-off rates. As of September 30, 2020, we utilized externally published projections indicating a gradual decline in forecasted U.S. unemployment rates as well as forecasted credit card charge-off rates over the reasonable and supportable period, following peak unemployment rates of approximately 14% and 10% in the second and third quarters of 2020, respectively, resulting in an overall principal and interest coverage ratio of approximately 24%. The projected gradual decline in unemployment and credit card charge-off rates is reflective of a prolonged recovery period where we may experience elevated charge-off rates. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. Our allowance as of September 30, 2020 has been adjusted to account for the proactive and reactive measures that we have taken that are intended to reduce financial difficulties experienced by our customers, and other limitations in our expected credit loss models that have arisen due to the extreme fluctuations in both the actual and projected macroeconomic conditions during the period. These qualitative adjustments were made to incorporate varying degrees of merchant performance both in the current environment as well as expected future performance, and to account for payment holidays granted. Our allowance as of September 30, 2020 has not been adjusted to account for the potential impacts of the CARES Act, which are also intended to help mitigate the negative impact the current pandemic may have on the financial condition of our customers. We are unable to predict the ultimate impact of these actions which may result in adjustments to our allowance for loans and interest receivable in future periods. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $34 million based on the loans and interest receivable balance outstanding as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, approximately 40% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances which we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, and corporate debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would decrease by approximately $104 million and $68 million at September 30, 2020 and December 31, 2019, respectively.

We have $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have a committed credit facility of $5.0 billion available to us. We are obligated to pay interest on borrowings under this facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under this facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of both September 30, 2020 and December 31, 2019, we had no amount outstanding under this credit facility. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2020 and December 31, 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $821 million and $900 million lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2020 and December 31, 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $821 million and $900 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $278 million and $147 million at September 30, 2020 and December 31, 2019, respectively, without considering the offsetting effect of hedging. Foreign currency exchange contracts in place as of September 30, 2020 would have positively impacted income before income taxes by approximately $267 million, resulting in a net negative impact of approximately $11 million. Foreign currency exchange contracts in place as of December 31, 2019 would have positively impacted income before income taxes by approximately $153 million, resulting in a net positive impact of approximately $6 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Equity Investment Risk

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of September 30, 2020 and December 31, 2019, our strategic investments totaled $2.2 billion and $1.8 billion, respectively, which represented approximately 13% of our total cash, cash equivalents, and investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies that are not publicly traded. We are required to record all adjustments to the carrying value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2020, which could be experienced in the near term, would have resulted in a decrease of approximately $222 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

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

The COVID-19 outbreak has adversely impacted and is likely to further adversely impact the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border activity and domestic commerce may be adversely impacted by the measures described above, which are intended to contain and limit the outbreak’s spread. While many of these mitigation measures are gradually being lifted, to the extent they may remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 (e.g., waiving certain fees and payment holidays provided as a part of our COVID-19 payment relief initiatives) may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to, the following:

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
•Merchants who utilize our merchant credit products such as PayPal Working Capital and PayPal Business Loan products defaulting on their payment obligations;
•Consumers who utilize our PayPal Credit products defaulting on their payment obligations, including U.S. consumers, which may adversely impact our revenue share on the portfolio of U.S. consumer receivables owned by Synchrony Bank;
•Increased cybersecurity and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online banking, e-commerce, and other online activity;
•Challenges to the availability and reliability of our products and services resulting from changes to our normal operations, including due to one or more clusters of COVID-19 cases occurring at our (or our service providers') corporate offices or customer service and operations centers or the temporary closure of these sites due to mandatory local lock-down requirements, which may impact our employees, our level of customer service, and/or the systems or employees of our customers and business partners; and
•An increased volume of unanticipated customer requests for support (resulting in increased volume to our customer support and operations centers) and regulatory requests for information and support or additional regulatory requirements, which could require additional resources and costs to address.

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

While the current macroeconomic environment as a result of the COVID-19 outbreak has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals, the spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards, cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted or relaxed, our business, financial condition, and results of operations could be adversely impacted.

The COVID-19 outbreak has required and is likely to continue to require significant management attention, substantial investments of time and resources across our enterprise, and increased costs to effectively manage our operations. The spread of COVID-19 has caused us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences and imposing restrictions on employee travel. The significant increase in the number of our employees who are working remotely as a result of the outbreak, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, give rise to claims by employees, and impair our ability to manage our business or otherwise adversely affect our business. Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a significant portion of our workforce is required to work from home and therefore new or modified processes, procedures, and controls could be required to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The spread of COVID-19 has led to disruption and volatility in the global capital markets, which may increase our cost of capital and may adversely affect our ability to access the capital markets. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and their respective financial condition, and any significant negative impact on these parties could materially and adversely impact us. Additionally, government regulations or legislation adopted directly or indirectly in response to the COVID-19 outbreak may negatively impact our business.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change, including, but not limited to, the duration, scope, severity, and geographic spread of the outbreak, actions taken to contain COVID-19 or treat its impact, measures taken by various governmental authorities in response to the outbreak (such as continued and/or new quarantines, mask and social distancing requirements, and travel restrictions), geographic variation in how countries and states are handling the outbreak, and how quickly and to what extent normal economic and operating conditions could potentially resume. While we do not yet know the full extent of the impacts on our business, financial condition, and results of operations, or the global economy as a whole, these impacts, individually or collectively, could have a material adverse impact on our business, financial condition and results of operations. In addition, the impact of COVID-19 may heighten or exacerbate many of the other risks discussed in Item 1A—Risk Factors in our 2019 Form 10-K, any of which could have a material impact on us.

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

We compete primarily on the basis of the following:

•ability to attract, retain, and engage both merchants and consumers on our Payments Platform;
•ability to demonstrate to merchants that they may achieve incremental sales by using and offering our services to consumers;
•consumer confidence in the safety and security of transactions on our Payments Platform, including the ability for consumers to use our products and services without sharing their financial information with the merchant or any other party they are paying;
•simplicity and transparency of our fee structure;
•ability to develop products and services across multiple commerce channels, including e-commerce, mobile, and payments at the point of sale;
•trust in our dispute resolution and buyer and seller protection programs;
•customer service experience;
•brand recognition and preference;
•website, mobile platform, and application onboarding, ease-of-use, speed, availability, and dependability;
•ability of our Payments Platform to provide support across technologies and payment methods;
•system reliability and data security;
•ability to assist merchants in complying with payments-related laws and regulations;
•ease and quality of integration into third-party mobile applications and operating systems; and
•quality of developer tools, such as our application programming interfaces and software development kits.

We compete against a wide range of businesses with varying roles in all forms of payments, including:

•paper-based transactions (principally cash and checks);
•banks and financial institutions providing traditional payment methods, particularly credit and debit cards (collectively, “payment cards”) and electronic bank transfers;
•payment networks which facilitate payments for credit card users;
•providers of “digital wallets” which offer customers the ability to (i) pay online and/or in-store through a variety of payment methods, including with mobile applications, through contactless payments, with a variety of payment cards, and using direct debit, credit, installments, or other buy now pay later methods and (ii) buy, sell, and hold virtual currencies, such as cryptocurrencies;
•providers of mobile payments solutions that use tokenized card data approaches and contactless payments (e.g., near field communication (“NFC”) or host card emulation functionality) to eliminate the need to swipe or insert a card or enter a personal identification number or password;
•payment-card processors that offer their services to merchants, including for “card on file” payments where the merchant invites the consumer to select a payment method for their first transaction and to use the same payment method for subsequent transactions;
•providers of person-to-person (“P2P”) payments that facilitate individuals sending money using an email address or mobile phone number;
•merchants and merchant associations that may provide proprietary payment networks to facilitate payments within their own retail network;
•providers of money remittance services for transferring money abroad, including those that may provide proprietary payment networks;
•providers of card readers for mobile devices and of other point of sale and multi-channel technologies; and
•providers of virtual currencies and distributed ledger technologies.

We often partner with many of these businesses and we consider the ability to continue establishing these partnerships as important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships.

We also face competition and potential competition from:

•services that provide online merchants the option of paying for purchases from their bank account or paying on credit;
•issuers of stored value products targeted at online payments;
•other online and mobile payment-services providers globally;
•services targeting users of social networks and online gaming, including those offering social commerce and P2P payments;
•payment services enabling banking customers to send and receive payments through their bank account, including through immediate or real-time payments systems;
•e-commerce services that provide special offers linked to a specific payment provider;
•services that help merchants and consumers use, accept, buy, sell, and manage virtual currencies; and
•electronic funds transfer services as a method of payment for both online and offline transactions.

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

Brexit: The United Kingdom’s departure from the EU could adversely affect us.

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 and a transition period is expected to be in place until December 31, 2020 during which time the U.K. will remain in both the EU customs union and single market and follow EU rules, including those extending to EEA states. There is a significant lack of clarity over the terms of the U.K.'s future relationship with the EU, and the international bodies that are linked to it, after this date.

Brexit could therefore contribute to instability in financial, stock, and currency exchange markets, including volatility in the value of the British Pound and Euro, greater restrictions on the supply and availability of goods and services between the U.K. and EEA region, and a general deterioration in consumer sentiment and credit conditions leading to overall negative economic growth and increased risk of merchant default .

In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from EU laws and regulations and new licensing requirements are introduced. In particular, depending on the nature of the U.K.’s future trading relationships with European countries after December 31, 2020, we expect to face new regulatory costs and challenges, including the following:

•if we are unable to utilize certain licenses and authorizations, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis and our U.K.-based operations could lose their ability to offer services on a cross-border basis in the European markets;
•we could be required to obtain additional regulatory permissions to operate in the U.K. market;
•or be required to comply with legal and regulatory requirements in the U.K. that are in addition to, or inconsistent with, those of the EEA, in each case, leading to increased complexity and costs for our European and U.K. operations; and
•our ability to attract and retain the necessary human resources in appropriate locations to support our U.K. and European business could be adversely impacted.

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

Payments Regulation

In the U.S., PayPal, Inc. has obtained licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia, the U.S. Virgin Islands, and Puerto Rico. These licenses include not only the PayPal branded products and services in these states, but also our Venmo, Hyperwallet and Xoom products and services. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. To the extent they are required, these state licenses also cover PayPal’s service offering enabling customers to buy, hold and sell cryptocurrency directly from their PayPal account, except in the State of New York. PayPal has obtained a conditional Virtual Currency License from the New York Department of Financial Services to launch cryptocurrency services in the state in partnership with Paxos Trust Company. If we violate the laws or regulations covered under these licenses, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

While we currently allow our customers to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can hold balances or withdraw funds. These limitations may adversely affect our ability to grow our business in these markets.

We principally provide our services to customers in the EU and the U.K. through PayPal (Europe) S.à r.l. et Cie, S.C.A ("PayPal (Europe)"), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. Accordingly, PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance, privacy, data protection, data governance, information security, banking secrecy, taxation, cross-border payment, risk management, sanctions, or other requirements imposed on Luxembourg credit institutions. In addition, EU laws and regulations are subject to potentially inconsistent interpretations by the countries that are members of the EU, which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are EU members may each have different and potentially inconsistent domestic regulations implementing European Directives, which could make compliance more costly and operationally difficult to manage. The Revised Payment Services Directive (“PSD2”) took effect in Europe in 2018, with certain requirements becoming applicable from 2019 or later. PSD2 enables new payment and information sharing models whereby regulated payment providers are able to access bank and payment accounts (including PayPal accounts) for the purposes of accessing account information or initiating a payment on behalf of a customer. Such access could subject us to data security and other legal and financial risks and could create new competitive forces and new types of competitors in the European payments market. PSD2 also imposes new standards for payment security and strong customer authentication (“SCA”) that may make it more difficult and time consuming to carry out transactions on our Payments Platform, which may adversely impact PayPal’s European customer value proposition. In line with an opinion issued by the European Banking Authority (“EBA”), national competent authorities (including Luxembourg) have announced enforcement deferral periods for migration to SCA requirements for e-commerce card-based transactions. PayPal (Europe) has implemented SCA customer processes covering the majority of payment transactions initiated within the EU and has plans to finalize full compliance with SCA; amending or accelerating these plans may adversely impact PayPal’s European customer value proposition.

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
PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019. This self-reported matter relates to PPAU incorrectly filing required international funds transfer instructions over a period of time under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006. Please see “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” for additional disclosure regarding this matter.
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
We have been, and expect to continue to be, required to apply for and renew various licenses, certifications, and regulatory approvals in a number of the jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will be able to (or decide to) obtain any such licenses, renewals, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications, and approvals, and we could be subject to fines, other enforcement action, and litigation if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in a given market.
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

State Installment Lending Laws

PayPal’s U.S. consumer short-term installment loan product, launched in October 2020, is subject to state lending laws, some of which require licensure and/or state regulator notification, as well as Regulation B, state collection laws, and other applicable regulations. Changes to state laws and regulatory interpretation may require us to undergo product changes, incur substantial additional costs or cease lending in a particular state. We could be subject to fines, other enforcement action, and litigation if we are found to violate disclosure, reporting, advertising requirements, late fee caps, collections laws or other aspects of installment loan regulations.

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

The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for P2P transfers. That definition includes certain digital wallets. The rule’s requirements include, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. We have implemented certain changes to comply with the final rule and made substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to unintended customer confusion and dissatisfaction, discourage customers from opening new accounts, require us to reallocate resources, and increase our costs, which could negatively affect our business. In December 2019, we filed a lawsuit in the U.S. District Court for the District of Columbia against the CFPB challenging the validity of the prepaid account rule as applied to PayPal, Inc. All written submissions were filed with the court by the September 25, 2020 deadline, and the assigned judge can resolve the matter without a trial at any time. As with any litigation, there is no guarantee that our claims will succeed.

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

PayPal principally offers its services in EEA countries through a “passport” notification process through the Luxembourg regulator (in the case of PayPal (Europe)) to regulators in other EEA member states in accordance with EU regulations. Regulators in these countries could notify us of local consumer protection laws that apply to our business, in addition to Luxembourg consumer protection laws, and could also seek to persuade the local regulator to order PayPal to conduct its activities in the local country directly or through a branch office. Similarly, as a result of Brexit, the U.K. regulators may impose new or different legal requirements on our U.K. business, or require our activities to be conducted locally in the U.K. through a branch office or directly. These or similar actions by these regulators could increase the cost of, or delay, our plans to expand our business in Europe and the U.K.

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

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In October 2015, the European Court of Justice (“ECJ”) invalidated U.S.-EU Safe Harbor framework clauses that were previously relied upon by some PayPal vendors to lawfully transfer personal data of EU citizens to U.S. companies, and PayPal entered into SCCs with those third parties which had previously relied on the U.S.-EU Safe Harbor framework. In July 2016, the U.S. and EU authorities agreed on a replacement for the Safe Harbor framework known as “Privacy Shield.” PayPal did not certify under the Privacy Shield regime and continues to use SCCs and BCRs as the primary cross border data transfer mechanisms. In July 2020, the ECJ invalidated the Privacy Shield regime and in September 2020, the Swiss Federal Data Protection and Information Commission invalidated the Swiss-U.S. Privacy Shield framework. In its July 2020 ruling, the ECJ raised several questions regarding the efficacy of SCCs focusing on whether data transfers under SCCs are consistent with EU privacy principles. To the extent PayPal relies on SCCs, or any third party relies on the Privacy Shield regime for the transfer of personal data, PayPal’s ability to process EEA personal data to such parties could be jeopardized.

PayPal is not a bank in the U.S. and relies largely upon third parties to offer loan and other credit products critical to our business, which raises additional risks.

As PayPal is not a chartered financial institution in any state in the U.S., we rely on third-party chartered financial institutions to provide credit products to our customers in the U.S., including consumer credit products such as our PayPal Credit products and PayPal and Venmo branded credit cards, and merchant credit products such as our PayPal Working Capital and PayPal Business Loan products. Any termination or interruption in a partner bank’s ability or willingness to lend could interrupt or limit our ability to offer consumer credit and merchant credit products, which could materially and adversely affect our business. In the event of a partner bank’s inability or unwillingness to lend, we may be unable to reach a similar agreement with another chartered financial institution on favorable terms or at all. Obtaining a bank charter would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices, which could materially and adversely affect our business. In addition, as a service provider to our partner banks, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators. PayPal also offers a consumer, short-term installment loan product in the U.S. which exposes us to additional risks, including those discussed in the risk factor captioned "Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business - State Installment Lending Laws".

In July 2018, we completed the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank, and do not hold an ownership interest in newly generated consumer credit receivables. As a part of a separate agreement, PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony Bank, which includes both the sold and newly generated receivables for the PayPal and Venmo branded credit accounts. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. It may take us longer than expected to realize the anticipated benefits of the transaction, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. In addition, our increased reliance on, and credit exposure to, Synchrony Bank, including in connection with this agreement, subjects us to risks in the nature of those discussed in the “Risk Factors” section of our 2019 Form 10-K under the captions “We rely on third parties in many aspects of our business, which creates additional risk” and “If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.”

In April 2020, PayPal was approved to participate in the U.S. Government’s Paycheck Protection Program (“PPP"”) administered by the U.S. Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The program is designed to provide a direct incentive for small businesses to keep their workers on payroll during the COVID-19 outbreak and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. The PPP expired on August 8, 2020, but may be subject to further extension by the U.S. government. Loans made under this program are funded by an independent chartered financial institution that we partner with, and the related receivables are not purchased by PayPal. We receive a fee for providing origination services and loan servicing for these loans and retain operational risk related to those activities. We have agreed to indemnify the chartered financial institution in connection with the services provided for loans made under this program under certain circumstances, including in the event the SBA denies a claim for payment on a loan guaranty or a loan forgiveness payment.

Our credit products expose us to additional risks.

We offer credit products to a wide range of consumers and merchants in various U.S. and international markets. The financial success of these products depends on the effective management of related risk. The credit decision-making process for our consumer credit products uses proprietary segmentation and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchase and transaction history with PayPal or Venmo, as well as their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who desire to use our business finance offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions, including assumptions related to the particular consumer or merchant, market conditions, economic environment, or limited transaction history or other data, among other factors. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, competitors’ actions, changes in consumer behavior, changes in the economic environment, issuing bank policies, and other factors. The international expansion of our credit product offerings expose us to additional risks, including those discussed in the Risk Factors section of our 2019 Form 10-K under the caption “Our international operations subject us to increased risks, which could harm our business.”

Like other businesses with significant exposure to losses from consumer and merchant credit, we face the risk that account holders will default on their payment obligations, creating the risk of potential charge-offs. We face similar risks with respect to U.S. consumer credit losses through our profit-sharing arrangement with Synchrony Bank. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a consumer, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We currently purchase receivables related to the PayPal branded merchant credit products in the U.S. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, our business could be harmed.

Our point of sale solutions expose us to additional risks.

We have several point of sale solutions, which enable merchants to accept payments at a physical point of sale, including solutions with a payments card reader combined with point of sale software and solutions leveraging QR codes and other mobile contactless technology to initiate payments using a mobile device. We have entered into strategic partnerships with major payment card networks to further expand our relationship in a way that will make it easier for merchants to accept and consumers to choose to pay for transactions utilizing credit cards, debit cards, and contactless payments via PayPal at the point of sale. Those partnerships provide us with access to each of these partner's tokenization services for in-store point of sale PayPal transactions, which we expect will increase the number of point of sale transactions that we process. We believe that our iZettle branded and PayPal contactless point of sale solutions will enable us to further expand our in-store presence. As we continue to expand our product and service offerings, including making available additional payment methods at the point of sale, we will face additional risks, including:

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

•increased targeting by fraudsters for a period of time as our fraud models adapt to potential fraudulent activity at the point of sale;
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

The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2020 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2020				$9,048
July 1, 2020 through July 31, 2020	—	$—	—	9,048
August 1, 2020 through August 31, 2020	1.8	$196.42	1.8	8,698
September 1, 2020 through September 30, 2020	—	$—	—	8,698
Balance as of September 30, 2020	1.8		1.8	$8,698
(1) Average price paid per share for open market purchases includes broker commissions.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	November 2, 2020
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	November 2, 2020
Principal Accounting Officer:

		By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer
Date:	November 2, 2020