Form 10-K
period 2020-12-31
PayPal Holdings, Inc.
filed 2021-02-05
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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
Securities registered pursuant to Section 12(g) of the Act:
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $204.2 billion based on the closing sale price as reported on the NASDAQ Global Select Market.
As of January 29, 2021, there were 1,171,175,760 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, Braintree, Venmo, Xoom, iZettle, Hyperwallet, and Honey, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K is, to PayPal’s knowledge, owned by such other company.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions, such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies. Additionally, our forward-looking statements include expectations related to anticipated impacts of the outbreak of the novel coronavirus (“COVID-19”). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this report in conjunction with the audited consolidated financial statements and the related notes that appear in this report.

ITEM 1. BUSINESS

OVERVIEW

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device when sending payments or getting paid. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, iZettle, and Hyperwallet products and services, comprise our proprietary Payments Platform. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

PayPal’s payment solutions enable our customers to send and receive payments. We operate a global, two-sided network at scale that connects merchants and consumers with 377 million active accounts (consisting of 348 million consumer active accounts and 29 million merchant active accounts) across more than 200 markets. PayPal helps merchants and consumers connect, transact, and complete payments, whether they are online, on a mobile device, in an app, or in person. PayPal is more than a connection to third-party payment networks. We provide proprietary payment solutions accepted by merchants that enable the completion of payments on our Payments Platform on behalf of our customers. The COVID-19 pandemic has impacted consumer behavior and has accelerated the shift from traditional in-store shopping toward e-commerce and buy online and pick up in store to the extent that merchants are adopting safer contactless payment solutions based on consumer demand for such options.

We offer our customers the flexibility to use their accounts to purchase and receive payments for goods and services, as well as the ability to transfer and withdraw funds. We enable consumers to exchange funds more safely with merchants using a variety of funding sources, which may include a bank account, a PayPal Cash or Cash Plus account balance, a Venmo account balance, our credit products, a credit card, debit card, or other stored value products such as coupons, gift cards, and eligible credit card rewards. Our PayPal, Venmo, and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds. We help merchants connect with their customers and manage risk. We enable consumers to engage in cross-border shopping and merchants to extend their global reach while reducing the complexity and friction involved in enabling overseas and cross-border trade.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services that are typically based on the volume of activity processed on our Payments Platform. We generally do not charge consumers to fund or draw from their accounts; however, we generate revenue from consumers on fees charged for foreign currency conversion and instant transfers from their PayPal or Venmo account to their debit card or bank account, as well as from interest and fees from our credit products. We also earn revenue by providing other value added services, which comprise revenue earned through partnerships, our merchant and consumer credit products, referral fees, subscription fees, gateway services, and other services that we provide to our merchants and consumers.

KEY PERFORMANCE METRICS

2020 Key Performance Metrics

Expanding Our Base:
Active Accounts of **377 Million** — ↑ **24%** from 2019

Driving Customer Engagement:
15.4 Billion Payment Transactions — ↑ **25%** from 2019

Gaining Share:
$936 Billion of Total Payment Volume — ↑ **31%** from 2019

We measure the relevance of our products and services to our customers and the performance and success of our business through active accounts, payment transactions, and total payment volume:

An Active Account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our Payments Platform or through our Honey Platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s Payments Platform through such third-party’s login credentials.

Number of Payment Transactions are the total number of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

Total Payment Volume (“TPV”) is the value of payments, net of payment reversals, successfully completed on our Payments Platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

OUR STRENGTHS

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•Two-sided network—our Payments Platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into customer behavior. Our Payments Platform provides for digital, mobile, and in-store (at the point of sale) transactions while being both technology and platform agnostic.

•Scale—our global scale allows us to drive organic growth. As of December 31, 2020, we had 377 million active accounts, consisting of 348 million consumer active accounts and 29 million merchant active accounts in more than 200 markets around the world. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our products and services. A country, territory, or protectorate is identified by a distinct set of laws and regulations. In 2020, we processed $936 billion of TPV.

•Brands—we have built and strengthened well-recognized and trusted brands, including PayPal, Braintree, Venmo, Xoom, Hyperwallet, iZettle, and Honey. Our marketing efforts across multiple demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•Risk and Compliance Management—our enterprise risk and compliance management program and use of tokenization are designed to help keep customer information secure, and to help ensure we process legitimate transactions around the world, while identifying and minimizing illegal, high-risk, or fraudulent transactions.

•Regulatory—we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and help support business growth.

MERCHANT AND CONSUMER PAYMENT SOLUTIONS

Our Two-sided Platform Serves Merchants and Consumers

MERCHANTS

- Power all aspects of digital checkout online, on mobile, and in store
- Offer access to seamless credit solutions to enable growth
- Help identify fraud and improve risk management
- Offer tools and insights to attract new customers and increase sales

PayPal

CONSUMERS

- Provide solutions to help people manage and move money both domestically and internationally
- Offer credit services that are accessible and cost effective
- Facilitate simple, secure payments across devices
- Deliver flexibility with payment options globally, across platforms and merchants

Merchant Value Proposition

We partner with our merchants to help grow and expand their businesses by providing global reach and powering all aspects of digital checkout. We offer alternative payment methods, including access to credit solutions, provide fraud prevention and risk management solutions, reduce losses through proprietary protection programs, and offer tools and insights for leveraging data analytics to attract new customers and improve sales conversion. We employ a technology and platform agnostic approach intended to enable merchants of all sizes to quickly and easily provide digital checkout online, on mobile devices, and in-store across all platforms and devices and to securely and simply receive payments from their customers.

PayPal’s Payments Platform enables merchants to accept all types of online and offline payments, including those made with the PayPal and Venmo wallets, credit cards and debit cards, Apple Pay, Samsung Pay, and Google Pay, as well as other popular local payment methods. Our diversified product suite is tailored to meet the needs of merchants regardless of their size or business complexity. We have expanded our merchant value proposition to enable payment acceptance at the point of sale through our PayPal and Venmo digital wallets, our iZettle point of sale solutions, and our quick response (“QR”) code-based solutions. We aim to offer a seamless, omni-channel solution that helps merchants manage and grow their business. Our Honey Platform and PayPal consumer credit offerings, including installment payment products, enable merchants to drive increased conversion through higher consumer engagement.

We offer access to credit products for certain small and medium-sized merchants through our PayPal Working Capital and PayPal Business Loan products, which we collectively refer to as our merchant lending offerings. Our PayPal Working Capital product allows businesses to borrow a certain percentage of their annual payment volume processed by PayPal for a fixed fee. Our PayPal Business Loan product provides businesses with short-term financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. We believe that our merchant lending offerings allow us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available effectively or efficiently from traditional banks or other lending providers.

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

Consumer Value Proposition

We focus on providing affordable consumer products intended to democratize the management and movement of money. We provide consumers with a digital wallet that enables them to send payments to merchants more safely using a variety of funding sources, which may include a bank account, a PayPal Cash or Cash Plus account balance, a Venmo account balance, our consumer credit products, a credit card, debit card, or other stored value products such as coupons, gift cards, and eligible credit card rewards.

We also offer consumers P2P payment solutions through our PayPal, Venmo, and Xoom products and services. We enable both domestic and international P2P transfers across our Payments Platform. Our Venmo app in the U.S. is a leading mobile application used to move money between our customers and to make purchases at select merchants. Xoom is an international money transfer service that enables our customers to send money and prepaid mobile phone reloads to, and pay bills for, people around the world in a secure, fast, and cost-effective way. P2P is a significant customer acquisition channel that facilitates organic growth by enabling potential PayPal users to establish active accounts with us at the time they make or receive a P2P payment. We also simplify and personalize shopping experiences for our consumers through our Honey Platform by offering tools for product discovery, price-tracking, and offers, which enhances consumer engagement and conversion and sales for our merchants.

We offer our PayPal Credit products to consumers in certain markets as a potential funding source at checkout. Once a consumer is approved for credit, PayPal Credit is made available as a funding source for that account holder. Our U.S. PayPal- and Venmo-branded consumer credit program is offered primarily through Synchrony Bank. In addition, we have expanded our consumer credit offerings to include installment payment products in the U.S., U.K., France, and Germany. We believe that our consumer credit products allow us to increase engagement with consumers and merchants on our two-sided network.

We generate revenue from consumers on fees charged for foreign currency conversion, optional instant transfers from their PayPal or Venmo account to their debit card or bank account, interest and fees from our PayPal Credit products, and other miscellaneous fees.

PROTECTING MERCHANTS AND CONSUMERS

Protecting merchants and consumers on our Payments Platform from financial and fraud loss is imperative to successfully competing and sustainably growing our business. Fraudulent activities, such as account takeover, identity theft (including stolen financial information), and counterparty malicious activities, represent a significant risk to merchants and consumers, as well as their payment partners. We provide merchants and consumers with protection programs for certain purchase transactions completed on our Payments Platform. We believe that these programs, which help protect both merchants and consumers from financial loss resulting from fraud and counterparty non-performance, are generally broader than similar protections provided by other participants in the payments industry. As a result, merchants may incur losses for chargebacks and other claims on certain transactions when using other payments providers that the merchants would not incur if they used our payments services. We also provide consumer protection against losses on qualifying purchases and accept claims for review up to 180 days post-transaction. We believe that this protection is generally consistent with, or better than, that offered by other payments providers. These programs are designed to promote confidence on both the part of consumers, who will only be required to pay if they receive their purchased item in the condition significantly as described, and merchants, who will receive payment for the product they deliver to the customer.

Our ability to protect both merchants and consumers is based largely on our proprietary, end-to-end Payments Platform and our ability to utilize the data from both sides of transactions on our two-sided network, specifically from buyers and sellers and from senders and receivers of payments. We believe mobile devices will continue to play a significant and increasing role in commerce, including by creating the opportunities to make the payments ecosystem safer. For example, PayPal uses data from mobile devices to help reduce financial and fraud risk to merchants and consumers. Our ongoing investment in systems and processes designed to enhance the safety and security of our products reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

COMPETITION

The global payments industry is highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses. Some of our current and potential competitors may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, emerging competitors, business alliances, shifting consumer habits and user needs, price sensitivity on the part of merchants and consumers, and frequent introductions of new products and services.

We differentiate ourselves to merchants through our ability to innovate and develop products and services that offer new payment experiences for our merchants, demonstrate that they may achieve incremental sales by using and offering our services to consumers, support transactions on our Payments Platform across varied technologies and payment methods, through the simplicity and transparency of our fee structure, and our seller protection programs. In addition, we differentiate ourselves to consumers through the ability to use our products and services across multiple commerce channels, including e-commerce, mobile, and payments at the point of sale, and without sharing their financial information with the merchant or any other party they are paying; our customer service, dispute resolution, and buyer protection programs; and our ability to simplify and personalize shopping experiences. We believe that we compare favorably to our competitors with respect to these factors and we invest resources towards improving our products and services, offering choice in payment options, providing excellent customer service, and building brands that merchants and consumers trust.

Our business faces competition from a wide range of businesses and from all forms of physical and electronic payments. We face competition from banks and financial institutions, which provide traditional payment methods (particularly credit cards and debit cards (collectively, “payment cards”), electronic bank transfers, and credit), payment networks that facilitate payments for payment cards or proprietary retail networks, payment card processors, and “card on file” services. We also face competition from providers offering a variety of payment products and services including tokenized and contactless payment cards, digital wallets and mobile payments solutions, credit, installment or other buy now pay later methods, real-time payment systems, P2P payments and money remittance services, card readers and other devices or technologies for payment at point of sale, virtual currencies and distributed ledger technologies, and tools that simplify and personalize shopping experiences for consumers and merchants. Our products and services face competition from all forms of payments, which include paper-based payments (primarily cash and checks), credit cards, debit cards, electronic bank transfers, credit, installment methods, digital wallets and mobile payment solutions, contactless payments (including contactless cards, tokenized cards, near field communication (“NFC”) based solutions, and QR code-based solutions), and virtual currencies, such as cryptocurrencies and stablecoins.

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

STRATEGY

Our ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate and introduce new products and services that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•Growing our core business: through expanding our global capabilities, customer base and scale, increasing our customers’ use of our products and services by better addressing their everyday needs related to accessing, managing, and moving money, and expanding the adoption of our solutions by merchants and consumers;

•Expanding our value proposition for merchants and consumers: by being technology and platform agnostic, partnering with our merchants to grow and expand their business online and in-store, and providing consumers with simple, secure, and flexible ways to manage and move money across different markets, merchants, and platforms;

•Forming strategic partnerships: by building new strategic partnerships to provide better experiences for our customers, offering greater choice and flexibility, acquiring new customers, and reinforcing our role in the payments ecosystem; and

•Seeking new areas of growth: organically and through acquisitions and strategic investments in our existing and new international markets around the world and focusing on innovation both in the digital and physical world.

In 2021, we intend to further enhance our PayPal and Venmo digital wallets to increase their functionality and drive higher engagement on our Payments Platform. Our goal is to provide our consumers with a comprehensive set of services to manage their finances and enhance their ability to shop online and in person.

TECHNOLOGY

Our Payments Platform utilizes a combination of proprietary and third-party technologies and services intended to efficiently and securely facilitate transactions between millions of merchants and consumers worldwide across different channels, markets, and networks. Our Payments Platform connects with financial service providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our Payments Platform can send payments in more than 200 markets around the world and in more than 100 currencies, withdraw funds to their bank accounts in 56 currencies, and hold balances in their PayPal accounts in 25 currencies.

A transaction on our Payments Platform can involve multiple participants in addition to us, including a merchant, a consumer, and the consumer’s funding source provider. We have developed intuitive user interfaces, customer tools, transaction completion database, and network applications on our Payments Platform designed to enable our customers to utilize our suite of products and services. Our Payments Platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust applications to our global ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ information.

The technology infrastructure supporting our Payments Platform simplifies the storage and processing of large amounts of data and facilitates the deployment and operation of large-scale global products and services in both our own data centers and when hosted by third party cloud service providers. Our technology infrastructure is designed around industry best practices intended to reduce downtime and help ensure the resiliency of our Payments Platform in the event of outages or catastrophic occurrences. Our Payments Platform incorporates multiple layers of protection for business continuity and system redundancy purposes and to help mitigate cybersecurity risks. We have a comprehensive cybersecurity program designed to protect our technology infrastructure and Payments Platform against cybersecurity threats, which includes regularly testing of our systems to identify and address potential vulnerabilities. We strive to continually improve our technology infrastructure and Payments Platform to enhance the customer experience and to increase efficiency, scalability, and security.

For additional information regarding risks relating to our technology infrastructure and cybersecurity, see the information in “Item 1A. Risk Factors” under the captions “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition” and “Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.”

RESEARCH AND DEVELOPMENT

Total research and development expense was $1.4 billion in 2020 and $1.1 billion in both 2019 and 2018.

INTELLECTUAL PROPERTY

The protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We have registered our core brands as domain names and as trademarks in the U.S. and a large number of international jurisdictions. We also have an active program to continue to secure and enforce trademarks and domain names that corresponds to our brands in markets of interest. We have filed patent applications in the U.S. and in international jurisdictions covering certain aspects of our proprietary technology and new innovations. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We have routinely entered into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business to control access to, and use and disclosure of, our proprietary information.

For additional information regarding risks relating to our intellectual property, see the information in “Item 1A. Risk Factors” under the captions “Third parties may allege that we are infringing their patents and other intellectual property rights" and “We may be unable to adequately protect or enforce our intellectual property rights.”

GOVERNMENT REGULATION

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation or implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets we operate.

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. These licenses include not only the PayPal branded products and services offered in these locations, but also our Venmo, Hyperwallet and Xoom products and services to the extent offered in these locations. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. In certain cases, these licenses also generally cover PayPal’s service enabling customers to buy, hold, and sell cryptocurrency directly from their PayPal account, which is currently available only in the U.S. In the State of New York, PayPal has obtained a conditional virtual currency license from the New York Department of Financial Services to offer cryptocurrency services in the state in partnership with Paxos Trust Company. Outside the U.S., we provide similar services customized for various countries and foreign jurisdictions through our foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the Australian Prudential Regulation Authority, the People’s Bank of China, the Monetary Authority of Singapore, the Reserve Bank of India, the Central Bank of Russia, and the Central Bank of Brazil have asserted jurisdiction over some or all of our activities in their respective jurisdictions. This list is not exhaustive, and there are numerous other regulatory agencies that have or may assert jurisdiction over our activities. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

In addition, financial services regulators in various jurisdictions, including the U.S. and the European Union (“EU”), have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products.

Banking Agency Supervision. We serve our customers in the EU through PayPal (Europe) S.à.r.l. et Cie, SCA, a wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg by the CSSF. Consequently, we must comply with rules and regulations of the European banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by these financial institutions’ regulators.

Lending Regulation. PayPal’s U.S. consumer short-term installment loan product is subject to state lending laws (some of which require licensure and/or state regulator notification), state collection laws, as well as compliance with the Equal Credit Opportunity Act and Regulation B as implemented by the Consumer Financial Protection Bureau (the “CFPB”) and other applicable laws and regulations.

Consumer Financial Protection Bureau. The CFPB has significant authority to regulate consumer financial products in the U.S., including consumer credit, deposits, payments, and similar products. As a large market participant of remittance transfers, the CFPB has direct supervisory authority over our business. The CFPB and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Anti-Money Laundering, Counter-Terrorist Financing, and Sanctions. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Our AML program is designed to prevent our Payments Platform from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent authorities in other countries. Our AML and sanctions compliance programs, overseen by our AML/Bank Secrecy Act Officer, is composed of policies, procedures, and internal controls, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

Interchange Fees. Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the EU, the Multilateral Interchange Fee (“MIF”) Regulation caps interchange fees for credit and debit card payments and provides for business rules to be complied with by any company dealing with payment card transactions, including PayPal. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

Data Protection and Information Security. We are subject to a number of laws, rules, directives, and regulations (“privacy and data protection laws”) relating to the collection, use, retention, security, processing, and transfer (collectively, “processing”) of personally identifiable information about our customers, our merchants’ customers, and employees (“personal data”) in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is subject to one or more privacy and data protection laws in one or more jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships. The EU has adopted a comprehensive General Data Protection Regulation (the “GDPR”), which came into effect in May 2018. GDPR expanded the scope of the EU data protection law to foreign companies processing personal data of European Economic Area (“EEA”) individuals and imposed a stricter data protection compliance regime. In the U.S., we are subject to privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act as well as the California Consumer Privacy Act, which requires privacy protections comparable to those afforded by the GDPR, as well as the maintenance of a written, comprehensive information security program. In Europe, the operations of our Luxembourg bank are subject to confidentiality and information safeguarding requirements under the Luxembourg Banking Act.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including reliance on Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”). PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In July 2020, the European Court of Justice (“ECJ”) invalidated the U.S.-EU Privacy Shield - safe harbor framework that was previously relied upon by some PayPal vendors, and PayPal entered into SCCs with those third parties. PayPal did not certify under the Privacy Shield regime and continues to use SCCs and BCRs as the primary cross border data transfer mechanisms. However, the ECJ ruling made clear that these transfer mechanisms will be subject to additional scrutiny as well. To the extent PayPal relies on SCCs, or any third party relies on the Privacy Shield regime for the compliant transfer of personal data, PayPal’s ability to process EEA personal data to such parties could be jeopardized.

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are often uncertain and in a state of flux.

Anti-Corruption. PayPal is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar laws in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving, accepting, or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.

Additional Regulatory Developments. Various regulatory agencies continue to examine and implement laws governing a wide variety of issues, including virtual currencies, identity theft, account management guidelines, disclosure rules, cybersecurity, and marketing, which may impact PayPal’s business.

For an additional discussion on governmental regulation affecting our business, please see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in this Form 10-K.

HUMAN CAPITAL

Global Talent Management

At PayPal, we consider the management of our global talent (human capital) to be essential to the ongoing success of our business. As of December 31, 2020, we employed approximately 26,500 people globally, representing approximately 150 nationalities, located in more than 30 countries, including approximately 12,300 located in the U.S.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our customers with products and services that help them to thrive in the global economy, and serve our stakeholders. We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding to development, and have implemented programs designed to promote their total wellness, particularly during difficult times such as the COVID-19 pandemic. For example, in 2020, we enhanced our Crisis Leave Program, provided flexible work arrangements, and adjusted our benefits to include additional mental health support.

Employee Engagement

We use employee feedback to directly inform the ongoing development of our employee programs. In addition to administering an annual survey to gather input from our global workforce, we conducted regular wellness surveys throughout the COVID-19 pandemic to get real-time feedback from our employees. For our 2020 annual employee survey, we heard from 85% of our global employees. Our engagement score, which reflects employees that would recommend PayPal to their peers and/or are happy at PayPal was 84%, representing a four percentage point increase compared to 2019. In 2020, we continued to enhance our employee programs based on results from our 2019 survey and other employee input. For example, we established in-person feedback sessions to improve efficiencies, enhanced employee communication strategies, and launched additional learning and development programs. We also evaluate employee survey responses for feedback on other key components of our culture and programs. The detailed scores are shared across the organization and analyzed to understand differences by geography, demographics, and job level, and to identify opportunities for further improvement.

Talent Acquisition and Development

As a leading technology platform and digital payments company, we compete for top global talent around the world. We believe that a strong culture focused on employee experiences that enables advancement, learning, and individual career insights is essential to the successful acquisition, retention, and development of diverse talent. To that end, we have implemented programs focused on inclusive hiring practices, enriched virtual new hire experiences, individual coaching, and mentorship programs, and provided ongoing learning opportunities, including unlimited access to LinkedIn Learning.

Employee Wellness

We remain focused on promoting the total wellness of our employees, including resources, programs and services to support our employees’ physical, mental, and financial wellness. As part of our integrated approach to benefits, we have made strengthening employee financial wellness a strategic priority at PayPal. In late 2019, we designed an inclusive program that raised wages (where appropriate), lowered the cost of U.S. healthcare benefits for hourly-wage earners, offered new financial tools and resources, and granted equity or equity-based awards to all employees of the company, subject to legal limitations. We continue to extend this initiative and recently added resources for employees to improve their cash flow through access to early earned wages and modified retirement programs in select global markets.

Diversity, Inclusion, Equity, and Belonging

Our focus on fostering diversity, inclusion, equity, and belonging (“DIEB”) is critical to our global talent strategy and pivotal to building a culture that embraces individual characteristics, values diversity, minimizes barriers, and enhances feelings of security and support across the workplace. We are committed to equal pay for equal work, promoting enterprise-wide inclusive learning opportunities, and partnering with leading organizations to embed DIEB considerations into our talent strategy. We empower eight employee resource groups to promote community and authenticity for employees that identify as Black, Latinx, women, interfaith, veterans, LGBTQ+, Asian, and disabled persons. These groups drive ongoing employee engagement around the world for all employees, regardless of background, to support and champion their peers and related causes. In 2020, we also announced a targeted commitment to support Black- and minority-owned businesses, and underrepresented communities and employees, including additional financial commitments to enhance our employee resource groups, cultivate diverse talent pipelines, and create inclusive onboarding and skill building opportunities.

As part of our annual environmental, social, and governance (“ESG”) reporting, we provide additional information on our global talent strategy, including detailed representation metrics, in our Global Impact Report available at https://investor.pypl.com/esg-strategy/default.aspx.

AVAILABLE INFORMATION

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at https://investor.pypl.com. From time to time, we may use our investor relations site and other online and social media channels, including the PayPal Newsroom (https://newsroom.paypal-corp.com/), PayPal Stories Blog (https://www.paypal.com/stories/us), Twitter handles (@PayPal and @PayPalNews), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/), YouTube channel (https://www.youtube.com/paypal), Dan Schulman’s LinkedIn profile (https://www.linkedin.com/in/dan-schulman/), John Rainey’s LinkedIn profile (www.linkedin.com/in/john-rainey-pypl), Dan Schulman’s Facebook page (https://www.facebook.com/DanSchulmanPayPal/), and Dan Schulman’s Instagram page (https://www.instagram.com/dan_schulman/) as a means of disclosing information about the Company and for complying with our disclosure obligations under Regulation Fair Disclosure (“FD”). Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The content of our websites and information we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully review this section in addition to the other information appearing in this Form 10-K, including our consolidated financial statements and related notes, for important information regarding risks and uncertainties that affect us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

CORONAVIRUS PANDEMIC RISKS

The novel coronavirus (“COVID-19”) pandemic could materially and adversely affect our business, financial condition, and results of operations.

There are no comparable recent events that provide guidance as to the effect that the spread of COVID-19 as a global pandemic may have. The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change, including, but not limited to, the duration, scope, severity, and geographic spread of the outbreak, its impact on the global economy, actions taken to contain or limit the impact of COVID-19, such as the availability of an effective vaccine or treatment, geographic variation in how countries and states are handling the pandemic, and how quickly and to what extent normal economic and operating conditions may potentially resume.

The COVID-19 pandemic has adversely impacted and is likely to further adversely impact the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the outbreak’s spread, including travel restrictions, border closures, quarantines, shelter in place and lock down orders, mask and social distancing requirements, and business limitations and shutdowns. To the extent that such mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to:

•Merchants selling goods or services in advance of the date of their delivery (e.g., travel and events verticals) or experiencing bankruptcy, insolvency, business failure, or other business interruption, which could result in our becoming liable to the buyers of such goods or services through our buyer protection program or through chargebacks on payment cards used by customers to fund their payments;
•Merchants who utilize PayPal branded merchant credit products such as PayPal Working Capital and PayPal Business Loan products or consumers who utilize PayPal branded consumer credit products defaulting on their payment obligations;
•Increased cybersecurity and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online banking, e-commerce, and other online activity;
•Challenges to the availability and reliability of our products and services resulting from changes to our normal operations, including due to one or more clusters of COVID-19 cases occurring at our (or our service providers’) sites or mandatory local lock-down requirements, which may impact our employees, our level of customer service, and/or the systems or employees of our customers and business partners; and
•An increased volume of customer requests for support and regulatory requests for information and support or additional regulatory requirements, which could require additional resources and costs to address.

Additionally, COVID-19 has negatively impacted the financial viability and operations of merchants in certain verticals (such as travel and events) and, as a result, allowances for transaction and credit losses may not accurately reflect the amount of losses that PayPal may be exposed to by these merchants. Further, we may not have the ability to accurately forecast the magnitude of such losses or any additional merchant segments that could be adversely impacted by COVID-19.

Our business has benefited from the shift from in-store shopping and traditional payment methods towards e-commerce and digital payments, including a significant increase in net new active accounts and payments volume. To the extent that customer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted or relaxed and an effective vaccine or treatments for COVID-19 becomes available, our business, financial condition, and results of operations could be adversely impacted.

The significant increase in the number of our employees who are working remotely as a result of the pandemic, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. Additionally, COVID-19 could require new or modified processes, procedures, and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The impacts of COVID-19, individually or collectively, could have a material adverse impact on our business, financial condition, and results of operations and have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section.

CYBERSECURITY AND TECHNOLOGY RISKS

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving, and often are not recognized or detected until after they have been launched against a target. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees and customers) into disclosing user names, passwords, payment card information, or other sensitive information. This information may in turn be used to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. We believe that PayPal is a particularly attractive target due to our name and brand recognition and the widespread adoption and use of our products and services.

Any cyberattacks or data security breaches affecting the information technology or infrastructure of companies we acquire or of our customers, partners, or vendors (including data center and cloud computing providers) could have similar negative effects. For example, in November 2017, we suspended the operations of TIO Networks (“TIO”) (acquired in July 2017) as part of an investigation of security vulnerabilities of the TIO platform. In December 2017, we announced that we had identified evidence of unauthorized access to TIO’s network and the potential compromise of personally identifiable information for approximately 1.6 million TIO customers. This incident resulted in governmental inquiries and civil claims against us and may lead to additional inquiries and claims in the future.

Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. Cybersecurity breaches and security vulnerabilities could subject us to significant costs and liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, or result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them. While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by security breaches.

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future business interruptions or degradation because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Our corporate headquarters are located in the Silicon Valley, a seismically active region in California. A catastrophic event that results in a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations, which could have a material adverse impact on our business, financial condition, and results of operations. Additionally, some of our systems, including those of companies we have acquired, are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. As a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

We have experienced, and expect to continue to experience system failures, denial-of-service attacks, and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will continue to result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.”

Our Payments Platform has experienced and may in the future experience intermittent unavailability. We have undertaken and continue to undertake certain system upgrades and re-platforming efforts designed to improve our reliability, resiliency, and speed. These efforts are costly and time-consuming, involve significant technical risk, and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We also rely on facilities, components, applications, and services supplied by third parties, including data center facilities and cloud storage services. From time to time, such third parties have ceased to provide us with such facilities and services. If these third parties experience operational interference or disruptions (including a cybersecurity incident), breach their agreements with us, or fail to perform their obligations and meet our expectations, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain business interruption insurance, it may not be sufficient to reimburse us for losses caused by interruptions in our service as a result of systems failures and similar events.

In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations, and financial condition.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues, could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, for example, payment technologies (including real-time payments, payment card tokenization, virtual currencies, distributed ledger and blockchain technologies, and proximity payment technology such as NFC and other contactless payments); internet browser technologies, that enable users to easily store their payment card information for use on any retail or e-commerce website; artificial intelligence and machine learning; developments in technologies supporting our regulatory and compliance obligations; and in-store, digital, mobile, and social commerce.

We expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. We rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. We may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require significant investment, take considerable time, and ultimately may not be successful. Our ability to adopt new products and services and to develop new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing expectations of consumers or merchants, third-party intellectual property rights, and other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy and data protection, data governance, cybersecurity, banking secrecy, digital payments and cryptocurrency, payment services (including payment processing and settlement services), fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

Regulators globally have been establishing and increasing their regulatory authority, oversight, and enforcement in ways that impact our business. As we introduce new products and services and expand into new markets, including through acquisitions, we may become subject to additional regulations, restrictions, and licensing requirements. As we expand and localize our international activities, we expect that our obligations in the markets in which we operate will continue to increase. In addition, because we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws which may impose different, more specific, or conflicting obligations on us, as well as broader liability.

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products or operations; require us to engage in remediation activities; or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories (as described further in “Item 1. Business – Government Regulation” of this Form 10-K). If we violate the laws or regulations covered under our licenses, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs.

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

We principally provide our services to customers in the European Union (“EU”) and the United Kingdom (“U.K.”) through PayPal (Europe) S.à r.l. et Cie, S.C.A (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates applicable requirements imposed on Luxembourg credit institutions. Additionally, compliance with EU laws and regulations could become more costly and operationally difficult to manage due to potentially inconsistent interpretations and domestic regulations by EU member countries. European Directives, such as the Revised Payment Services Directive (“PSD2”) enabling payment and account information sharing by regulated payment providers, could subject us to data security and other legal and financial risks. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) determines, PayPal (Europe) may be deemed a significant supervised entity and certain activity of PayPal (Europe) could become directly supervised by the ECB, rather than by the CSSF (the Luxembourg regulator), which could subject us to additional requirements and would likely increase compliance costs.

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”), but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments from Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. The Payment Services Act came into effect in Singapore in January 2020. PayPal Pte. Ltd. has submitted an application for a Major Payment Institution license to the MAS to continue to provide payments services. It will continue to operate within a statutory transition period while the application is pending. Once PayPal Pte. Ltd. obtains its license, we will be required to comply with new regulatory requirements, which will result in increased operational complexity and costs for our Singapore and international operations.

In the additional markets in which we do business, we provide our services to customers through a local subsidiary subject to local regulatory supervision or oversight and we may be subject to significant fines or other enforcement actions if we violate applicable requirements. From time to time, we may also acquire entities subject to local payments regulatory supervision or oversight.

There are substantial costs and potential product and operational changes involved in maintaining and renewing licenses, certifications, and approvals, and we could be subject to fines, other enforcement actions, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any licenses, renewals, certifications, and approvals in any jurisdictions. In certain markets, we may rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators may use their authority over such local partners to prohibit, restrict, or limit us from doing business. The need to obtain or maintain licenses, certifications, or other regulatory approvals could impose substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent us from providing our products or services in a given market.

Lending Regulation

PayPal’s U.S. consumer short-term installment loan product is subject to state lending laws (some of which require licensure and/or state regulator notification), state collection laws, as well as compliance with the Equal Credit Opportunity Act and Regulation B as implemented by the Consumer Financial Protection Bureau (“CFPB”) and other applicable laws and regulations. Changes to state laws and regulatory interpretation may require us to make product changes, incur substantial additional costs, or cease lending in a particular state. We could be subject to fines, other enforcement action, and litigation if we are found to violate any aspects of installment loan regulations.

Consumer Protection

Violations of federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the CFPB, could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

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

PayPal principally offers its services in the European Economic Area (“EEA”) countries through a “passport” notification process through the Luxembourg regulator (in the case of PayPal (Europe)) to regulators in other EEA member states in accordance with EU regulations. Regulators in these countries could notify us of local consumer protection laws that apply to our business, in addition to Luxembourg consumer protection laws, and could also seek to persuade the local regulator to order PayPal to conduct its activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our ability to expand our business in Europe.

Anti-Money Laundering and Counter-Terrorist Financing; Economic and Trade Sanctions

Regulators in the U.S. and around the world continue to increase standards and expectations regarding anti-money laundering and counter-terrorist financing, and expand the scope of existing laws and regulations to emerging products and markets, which may require us to further revise or expand our compliance program globally and/or in specific jurisdictions, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Such changes could have the effect of making compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater compliance costs and impact our business. In addition, we are required to comply with economic and trade sanctions administered by the U.S, the EU, relevant EU member states, and other jurisdictions in which we operate. Non-compliance with anti-money laundering laws and regulations or economic and trade sanctions may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, or damage our reputation and brands. See “Note 13—Commitments and Contingencies” to our consolidated financial statements for disclosure relating to possible violations arising from our sanctions compliance program.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to “privacy and data protection laws” (as defined in “Item 1. Business— Government Regulation”) continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, cryptocurrency, and blockchain technology. Any failure, or perceived failure, by us to comply with our privacy policies as communicated to users or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, government entities, or others. Such proceedings or actions could subject us to significant fines, penalties, judgments, and negative publicity which may require us to change our business practices, increase the costs and complexity of compliance, and materially harm our business. In addition, compliance with inconsistent privacy and data protection laws may restrict our ability to provide products and services to our customers. For further information regarding data protection and information security, see “Item 1. Business—Government Regulation”.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. PayPal must also ensure that third parties processing personal data of PayPal’s EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. In July 2020, the European Court of Justice invalidated the Privacy Shield regime and raised several questions regarding the efficacy of SCCs focusing on whether data transfers under SCCs are consistent with the EU privacy principles. To the extent PayPal relies on SCCs, or any third party relies on the Privacy Shield regime for the compliant transfer of personal data, PayPal’s ability to process EEA personal data to such parties could be jeopardized.

We are subject to regulatory activity and legal proceedings under antitrust and competition laws.

We are subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed business combinations, acquisitions, and investments. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, other countries, or the EU, or otherwise constitute unfair competition. Some regulators and legislators, particularly those outside of the U.S., may perceive that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be very expensive to defend or respond to, involve negative publicity, and substantial diversion of management time and effort, and could result in reputational harm, significant judgments, fines and remedial actions against us, or require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

We are regularly subject to general litigation, regulatory actions, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. The number and significance of these disputes and inquiries may increase as our business expands in scale, scope, and geographic reach, including through acquisitions of businesses and technology, and our products and services increase in scale and complexity. The legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial payments to satisfy judgments, fines, penalties or settlements, negative publicity, substantial diversion of management time and effort, reputational harm, criminal sanctions, orders that prevent us from offering certain products or services, requirements to change our business practices in costly ways, develop non-infringing or otherwise altered products or technologies, pay substantial royalty or licensing fees or delay or preclude planned transactions, product launches or improvements. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Third parties may allege that we are infringing their patents and other intellectual property rights.

We are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. At any given time, we are typically a defendant in a number of patent lawsuits and subject to intellectual property infringement claims. Intellectual property infringement claims against us may result from, among other things, our expansion into new business areas, including through acquisitions of businesses and technology, the expansion in scope and complexity of our products and services and their convergence with technologies not previously associated with areas related to our business, products, and services. The ultimate outcome of any allegation or claim is often uncertain and any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to settle claims or lawsuits, satisfy judgments, or pay substantial royalty or licensing fees.

We may be unable to adequately protect or enforce our intellectual property rights.

The protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is important to the success of our business. Effective intellectual property protection may not be available in every jurisdiction in which we offer our products and services. Although we have generally taken measures to protect our intellectual property rights, there can be no assurance that we will be successful in protecting or enforcing our rights in every jurisdiction, or that our contractual arrangements will prevent or deter third parties from infringing or misappropriating our intellectual property, and third parties may independently develop equivalent or superior intellectual property rights. We may be required to expend significant time and expense to prevent infringement and enforce our rights, and we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. If we are unable to prevent third parties from using or offering technologies that infringe our patent or trade secret rights, the uniqueness and value of our products and services could be adversely affected. If we are unable to prevent third parties from adopting, registering, or using trademarks and trade dress that infringe, dilute, or otherwise violate our trademark rights, the value of our brands could be diminished and our business could be adversely affected. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could diminish the value of our intangible assets and materially harm our business.

BUSINESS AND OPERATIONS RISKS

We face substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Many areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of merchants and consumers, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

We compete with a wide range of businesses. Some of our current and potential competitors are larger operationally and/or financially than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer, which may provide them significant competitive advantages. Some competitors may also be subject to less burdensome regulatory requirements or may be smaller or younger companies that may be more agile and effective in responding quickly to user needs, technological innovations, and legal and regulatory changes. These competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. We often partner with many of these businesses and we consider the ability to continue establishing these partnerships to be important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships. See “Item 1. Business—Competition” of this Form 10-K for further discussion of the competitive environment in the markets where we operate. If we are not able to differentiate our products and services from those of our competitors, drive value for our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

To process certain transactions, we must comply with applicable payment card network, bank or other network (collectively, “network”) rules. The rules govern all aspects of a transaction, including fees and other practices. From time to time, the networks have increased the fees and assessments that they charge for transactions that access their networks. Certain of the networks have also imposed special fees or assessments for transactions that are executed through a digital wallet such as the one that PayPal offers. Our payment processors may have the right to pass any increases in fees and assessments on to us as well as increase their own fees for processing. Any increase in interchange fees, special fees, or assessments for transactions that we pay to our payment processors or the networks could make our pricing less competitive, increase our operating costs, and reduce our operating income, which could materially harm our business, financial condition, and results of operations.

In some jurisdictions, government regulations have required the payment card networks to reduce or cap interchange fees. Any changes in interchange fee rates or limitations, or their applicability to PayPal, could adversely affect our competitive position against traditional payment card service providers and the revenue we earn from our branded card programs, require us to change our business practices and harm our business.

We may also be subject to fines assessed by the networks resulting from any rule violations by us or our merchants. The networks set and interpret their rules and have alleged from time to time that various aspects of our business model violate these operating rules. Such allegations may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The network rules may also increase the cost of, impose restrictions on, or otherwise impact the development of, our retail point-of-sale solutions, which may negatively affect their deployment and adoption. The networks could adopt new operating rules or interpret or re-interpret existing rules that we or our payment processors might find difficult or even impossible to follow, or costly to implement, which could require us to make significant changes to our products. If we become unable or limited in our ability to accept certain payment types such as debit or credit cards, our business would be adversely affected.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, and nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, from an existing PayPal account balance or Venmo account balance, or through our PayPal branded consumer credit products. Our financial performance is sensitive to changes in the rate at which our consumers fund payments using payment cards, which can significantly increase our costs. Although we provide consumers in certain markets with the opportunity to use their existing PayPal account balance or Venmo account balance to fund payment transactions, some of our consumers may prefer to use payment cards, which may offer features and benefits not provided as part of their PayPal accounts. An increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions with lower-cost funding options, could materially and adversely affect our financial performance and significantly harm our business.

Our ability to receive the benefit of our merchant lending offerings may be subject to challenge.

Merchant loans and advances under our U.S. PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products are provided by a state chartered industrial bank under a program agreement with us, and we acquire the receivables generated by those loans after origination. In June 2020, largely in response to the Madden v. Midland Funding, LLC case decided in the U.S. Court of Appeals for the Second Circuit, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule clarifying that loans originated by state-chartered banks remain valid throughout the lifetime of the loan, reflecting a similar rule finalized by the Office of the Comptroller of Currency (“OCC”) in May 2020. The final rule reaffirms and codifies in regulation the so-called “valid-when-made doctrine,” which provides that the interest rate for a loan is determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. A number of state attorneys general have challenged these FDIC and OCC rules, and there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state chartered industrial banks, may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations, could materially impact our U.S. PPWC and PPBL products and our business.

Our credit products expose us to additional risks.

We offer credit products to a wide range of consumers and merchants in the U.S. and various international markets. The financial success of these products depends on the effective management of related risk. The credit decision-making process for our consumer credit products uses proprietary methodologies and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchase and transaction history with PayPal or Venmo and their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who desire to use our merchant lending offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions, including those related to the particular consumer or merchant, market conditions, economic environment, or limited transaction history or other data. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, changes in consumer behavior, changes in the economic environment, issuing bank policies, and other factors.

We generally rely on third-party chartered financial institutions to provide PayPal and Venmo branded consumer credit and merchant lending offerings to our U.S. customers. As a service provider to these third-party chartered financial institutions, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators. In the event of any termination or interruption in a partner bank’s ability or willingness to lend, our ability to offer consumer credit and merchant credit products could be interrupted or limited, which could materially and adversely affect our business. We may be unable to reach a similar arrangement with another chartered financial institution on favorable terms or at all. Obtaining licenses to originate such loans would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices.

We are subject to the risk that account holders who use our credit products will default on their payment obligations, creating the risk of potential charge-offs or negatively impacting our revenue share arrangement with Synchrony Bank. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We currently purchase receivables related to our merchant lending offerings in the U.S. and extend credit for our consumer and merchants products outside the U.S. through our international subsidiaries. If we are unable to fund our credit business adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, the growth of our credit business could be negatively impacted.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including: networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate our U.S. PayPal Credit, U.S. merchant credit, and branded credit card products; our branded debit card products; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (e.g., outsourced customer support and product development functions; facilities; information technology, data center facilities and cloud computing). These risks may include legal, regulatory, information security, reputational, operational, or any other risks inherent in engaging a third party. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our operations, results of operations, and financial results could be adversely impacted. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our financial, legal, reputational, and operational risk.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenues and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. In certain markets, cross-border trade represents our primary (and in some instances our only) presence.

Cross-border trade may be negatively impacted by various factors including foreign currency exchange rate fluctuations and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and could negatively impact our business and severely diminish merchant and consumer confidence in and use of our services.

Our buyer and seller protection programs protect merchants and consumers from fraudulent transactions, and protect consumers if they do not receive the item ordered or if the item received is significantly different from its description. We incur substantial losses from our buyer and seller protection programs as a result of claims from consumers. We seek to recover losses from our buyer and seller protection programs from the merchant, but may not fully recover them if the merchant is unwilling or unable to pay or the transaction involves a fraudulent merchant. In addition, in the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise, or concert tickets, custom-made goods, and subscriptions), we could be liable to the buyers of such goods or services, including through our buyer protection program or through chargebacks on payment cards used by customers to fund their payments. Allowances for transaction losses that we have established may be insufficient to cover incurred losses. We also incur substantial losses from claims that the consumer did not authorize the purchase, fraud, erroneous transactions, and customers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, consumers who pay through PayPal may have reimbursement rights from their payment card issuer, which in turn will seek recovery from us. If losses incurred by us related to payment card transactions become excessive, we could lose the ability to accept payment cards for payment, which would negatively impact our business. Measures to detect and reduce the risk of fraud require continuous improvement and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be negatively impacted. Increases in our loss rate, including as a result of changes to the scope of transactions covered by our buyer and seller protection programs, could negatively impact our business. See “Note 13—Commitments and Contingencies— Protection Programs” to our consolidated financial statements.

Use of our payments services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. The use of our payment system for illegal or improper uses has subjected us, and may subject us in the future, to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Acquisitions, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

We expect to continue to consider and evaluate a wide array of potential strategic transactions as part of our overall business strategy, including, but not limited to, business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets; strategic investments; and commercial and strategic partnerships (collectively, “strategic transactions”). At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. Strategic transactions may involve additional significant challenges, uncertainties, and risks, including, but not limited to, challenges of integrating new employees, systems, technologies, and business cultures; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory, and compliance requirements; failure of the transaction to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Strategic transactions may also heighten many of the risks described in this “Risk Factors” section. These transactions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.

Strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence over business operations. In addition, we may be dependent on controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and otherwise damage our reputation and brand.

Our international operations subject us to increased risks, which could harm our business.

Our international operations generate approximately one-half of our net revenues. Our international operations, including any expansion in international markets, subject us to significant challenges, uncertainties, and risks, including, but not limited to: local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; difficulties in recruiting and retaining qualified company employees and maintaining our company culture; fluctuations in foreign currency exchange rates; exchange control regulations; profit repatriation restrictions; potential tariffs, sanctions, fines, or other trade barriers or restrictions; import or export regulations; compliance with U.S. and foreign anti-corruption, anti-bribery, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability.

Our international operations also may heighten many of the other risks described in this “Risk Factors” section. Violations of the complex foreign and U.S. laws, rules and regulations that may apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our employees; prohibit or require us to change the way we conduct our business; and damage our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks are inherent in our international operations, may increase our costs of doing business internationally, and could materially and adversely affect our business.

Brexit: The United Kingdom’s departure from the EU could harm our business, financial condition, and results of operations.

Following the departure of the U.K. from the EU and the EEA on January 31, 2020 (commonly referred to as “Brexit”) and the expiration of a transition period on December 31, 2020, there continues to be uncertainty over the practical consequences of Brexit including the potential for Brexit to contribute to long-term instability in financial, stock and currency exchange markets, greater restrictions on the supply and availability of goods and services between the U.K. and EEA region, and a general deterioration in consumer sentiment and credit conditions leading to overall negative economic growth and increased risk of merchant default.

The consequences of Brexit have brought legal uncertainty and increased complexity for financial services firms, which could continue as national laws and regulations in the U.K. differ from EU laws and regulations and additional authorization requirements come into effect. These developments have led to additional regulatory costs and challenges for us, including:

•PayPal (Europe) operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) pursuant to the Temporary Permissions Regime pending the grant of new UK authorizations by the U.K. financial regulators. If we are unable to obtain the required authorizations before the expiry of the longstop dates set by the U.K. regulators under the Temporary Permissions Regime, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis; and
•our European operations are required to comply with new legal and regulatory requirements in the U.K. that occasionally are in addition to, or inconsistent with, those of the EEA, in each case, leading to increased complexity and costs.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), higher unemployment, high consumer debt levels, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our Payments Platform. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets and increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency Exchange Rates and Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information on our financial risks.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. As part of our currency hedging activities, we enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and financial institutions are also lenders under our credit facilities. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

There are risks associated with our indebtedness.

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation: requiring us to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the funds available for other purposes, including capital expenditures, acquisitions, and strategic investments; reducing our flexibility in planning for or reacting to changes in our business, competition pressures and market conditions; and limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, or other general corporate and other purposes.

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

Changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase our borrowing costs. If our credit ratings are downgraded or other negative action is taken, the interest rates payable by us under our indebtedness may increase, and our ability to obtain additional financing in the future on favorable terms or at all could be adversely affected.

Changes in tax laws, exposure to unanticipated additional tax liabilities, or implementation of record-keeping obligations could have a material adverse effect on our business.

An increasing number of U.S. states, the U.S. federal government, and foreign jurisdictions, as well as international organizations, such as the Organization for Economic Co-operation and Development and the EU Commission, are focused on tax reform and other legislative or regulatory action to increase tax revenue. Various countries have proposed or enacted digital services taxes. These actions may materially affect our effective tax rate.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently undergoing a number of investigations, audits, and reviews by tax authorities in multiple U.S. and foreign tax jurisdictions. Any adverse outcome of any such audit or review could result in unforeseen tax-related liabilities that differ from the amounts recorded in our financial statements, which may, individually or in the aggregate, materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by the incurrence of losses or earnings being lower than anticipated in jurisdictions that have lower statutory tax rates, and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, including as a result of gains on our foreign currency exchange risk management program; by changes in tax laws, regulations, or accounting principles; or by certain discrete items.

A number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or record-keeping obligations on companies that engage in or facilitate e-commerce to improve tax compliance. A number of jurisdictions are also reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We have modified our systems to meet applicable requirements and expect that further modifications will be required to comply with future requirements, which may negatively impact our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

If the distribution of our common stock in connection with our separation from eBay, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and certain of our stockholders could be subject to significant tax liabilities.

On July 17, 2015, we became an independent publicly traded company through the pro rata distribution by eBay Inc. of 100% of our outstanding common stock to eBay’s stockholders (which we refer to as the “separation” or the “distribution”). eBay received an opinion from its outside legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code. Notwithstanding the opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if the IRS determines that any of these representations, assumptions, or undertakings upon which such opinion was based are incorrect or have been violated or if the IRS disagrees with the conclusions in the opinion of counsel. If the distribution, together with certain related transactions, failed to qualify as a transaction that is generally tax-free, eBay stockholders who received PayPal common stock in the distribution may be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares, and we could incur significant liabilities.

There are risks associated with our relationship with eBay.

In connection with our separation from eBay, we entered into a separation and distribution agreement with eBay and various other agreements, including an operating agreement and agreements covering tax, employee, and intellectual property matters, data sharing, and product development. These agreements determined the allocation of assets and liabilities between the companies following the separation for those respective areas and associated indemnification obligations and established certain commercial relationships between eBay and us. If either we or eBay are unable to satisfy our performance, payment, or indemnification obligations under these agreements or other commercial agreements between the parties, we could incur operational difficulties or losses or be required to make substantial indemnification or other payments to eBay.

We expect the portion of our revenue and operating income attributable to eBay will continue to decline due to various factors, including the speed and extent to which eBay intermediates payments on its platform and migrates eBay merchants to eBay’s managed payments platform, limits the availability of PayPal as a payment option, offers or promotes alternative payment options, directs transactions on its platforms to different providers of payment services, or eliminates or modifies its risk management or customer protection programs on its platforms, which could result in customer dissatisfaction, reduction in eBay volume, and other consequences adverse to our business. If we are unable to generate sufficient business from our non-eBay customers to offset the expected reduction in the portion of our business attributable to eBay, the growth of our business and our ability to meet our long-term financial targets could be negatively impacted.

We may be unable to attract, retain, and develop the highly skilled employees we need to support our business.

Competition for key and other highly skilled personnel is intense, especially for executive talent, software engineers, and other technology talent. We may be limited in our ability to recruit or hire internationally, including due to restrictive laws or policies on immigration, travel, or availability of visas for skilled workers. The loss of the services of any of our key personnel, or our inability to attract, hire, train, and retain highly qualified personnel effectively, could harm our business and growth prospects.

We are subject to risks associated with information disseminated through our products and services.

We may be subject to claims relating to information disseminated through our online services, including claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services, among other things. If the laws or regulations that provide protections for online dissemination of information are invalidated or are modified to reduce protections available to us and we become liable for information provided by our customers and carried on our products and services, we could be directly harmed and we may be forced to implement new measures to reduce our exposure, including expending substantial resources or discontinuing certain product or service offerings, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the U.S. and other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, and customer services and operations centers. As of December 31, 2020, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.0	0.2	1.2
Leased facilities	1.4	2.0	3.4
Total facilities	2.4	2.2	4.6
We own a total of approximately 106 acres of land, with approximately 85 acres in the U.S. Our corporate headquarters are located in San Jose, California and occupy approximately 0.7 million of owned square feet.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

PayPal common stock is quoted on the NASDAQ Global Select Market under the ticker symbol “PYPL.”

As of January 29, 2021, there were 3,926 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The stock repurchase activity under our stock repurchase program during the three months ended December 31, 2020 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of September 30, 2020				$8,698
October 1, 2020 through October 31, 2020	0.6	$198.39	0.6	8,586
November 1, 2020 through November 30, 2020	0.5	$188.64	0.5	8,488
December 1, 2020 through December 31, 2020	0.2	$224.55	0.2	8,433
Balance as of December 31, 2020	1.3		1.3	$8,433
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data reflect the consolidated operations of PayPal. PayPal derived the selected consolidated income statement data for the years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 as set forth below, from its audited consolidated financial statements, which are included in “Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K (“Form 10-K”). PayPal derived the selected consolidated income statement data for the years ended December 31, 2017 and 2016 and selected consolidated balance sheet data as of December 31, 2018, 2017, and 2016 from audited consolidated financial statements not included in this Form 10-K. The historical results do not necessarily indicate the results expected for any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
Consolidated Statement of Income Data:
Net revenues	$21,454	$17,772	$15,451	$13,094	$10,842
Operating income	3,289	2,719	2,194	2,127	1,586
Net income	4,202	2,459	2,057	1,795	1,401
Net income per share:
Basic	$3.58	$2.09	$1.74	$1.49	$1.16
Diluted	$3.54	$2.07	$1.71	$1.47	$1.15
Weighted average shares:
Basic	1,173	1,174	1,184	1,203	1,210
Diluted	1,187	1,188	1,203	1,221	1,218
Consolidated Balance Sheet Data:
Total assets	$70,379	$51,333	$43,332	$40,774	$33,103
Total long-term liabilities	11,869	7,485	2,042	1,917	1,513

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). Additionally, our forward-looking statements include expectations related to anticipated impacts of the outbreak of the novel coronavirus. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the audited consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of 2020 results as compared to 2019 results. For discussion of 2019 results as compared to 2018 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2019 filed with the SEC on February 6, 2020.

BUSINESS ENVIRONMENT

THE COMPANY

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device when sending payments or getting paid. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, iZettle, and Hyperwallet products and services, comprise our proprietary Payments Platform.

Regulatory Environment

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including the changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

Information Security

Information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see “Item 1A. Risk Factors—Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.”

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending and payments activity generally, and have significantly contributed to deteriorating macroeconomic conditions and higher unemployment in some countries, including those in which we have significant operations. The spread of COVID-19 has caused us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. We will continue to actively monitor the situation and may take further actions that may alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

While the current macroeconomic environment as a result of the COVID-19 pandemic has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals, the spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g. cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted or relaxed, our business, financial condition, and results of operations could be adversely impacted.

The rapidly changing global market and economic conditions as a result of COVID-19 have impacted, and are expected to continue to impact, our operations and business. The broader implications of the COVID-19 pandemic on our business, financial condition, and results of operations remain uncertain. For additional information on how COVID-19 has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to “Part I, Item 1A, Risk Factors” in this Form 10-K.

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of a transition period on December 31, 2020. PayPal (Europe) S.à.r.l. et Cie, SCA (“PayPal (Europe)”) operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K. financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal (Europe) to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see “Item 1A. Risk Factors—Brexit: The United Kingdom’s departure from the EU could harm our business, financial condition, and results of operations.”

Brexit may contribute to instability in financial, stock, and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. In 2020, 2019, and 2018, net revenues generated from our U.K. operations constituted 11% of total net revenues. In 2020, 2019, and 2018, net revenues generated from the EU (excluding the U.K.) constituted less than 20% of total net revenues. Approximately 50% and 37% of our gross loans and interest receivables as of December 31, 2020 and 2019, respectively, were due from customers in the U.K. Approximately 14% and 6% of our gross loans and interest receivables as of December 31, 2020 and 2019, respectively, were due from customers in the EU (excluding the U.K.). The increase in the percentage of gross loans and interest receivable outstanding in the U.K. and EU as of December 31, 2020 as compared to 2019 was driven by an increase in the balances in those regions as we continue to originate consumer loans in our international markets, combined with a decline in our gross total loans and interest receivable outstanding due to minimal originations in our merchant credit portfolio as compared to 2019.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,			Percent Increase/(Decrease)
	2020	2019	2018	2020	2019
	(In millions, except percentages and per share amounts)
Net revenues	$21,454	$17,772	$15,451	21%	15%
Operating expenses	18,165	15,053	13,257	21%	14%
Operating income	3,289	2,719	2,194	21%	24%
Operating margin	15%	15%	14%	**	**
Other income (expense), net	1,776	279	182	537%	53%
Income tax expense	863	539	319	60%	69%
Effective tax rate	17%	18%	13%	**	**
Net income	$4,202	$2,459	$2,057	71%	20%
Net income per diluted share	$3.54	$2.07	$1.71	71%	21%
Net cash provided by operating activities(1)	$5,854	$4,071	$5,480	44%	(26)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful
(1) Prior period amounts have been revised to conform to the current period presentation. Refer to “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K for additional information.

Net revenues increased $3.7 billion, or 21%, in 2020 as compared to 2019 driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 31%. Our acquisition of Honey Science Corporation (“Honey”) contributed approximately one percentage point to the growth rate in 2020.

Total operating expenses increased $3.1 billion, or 21%, in 2020 as compared to 2019 due primarily to an increase in transaction expense, and to a lesser extent, increases in technology and development expenses, sales and marketing expenses, transaction and credit losses, and general and administrative expenses. Our acquisitions of Honey and a 70% equity interest in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”) collectively contributed approximately five percentage points to the growth rate in total operating expenses in 2020.

Operating income increased $570 million, or 21%, in 2020 as compared to 2019 due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 15% in both 2020 and 2019. Our acquisitions of Honey and GoPay collectively had a negative impact of approximately three percentage points to our operating margin, which was offset by operating efficiencies.

Net income increased by $1.7 billion, or 71%, in 2020 as compared to 2019 due to the previously discussed increase in operating income of $570 million and an increase in other income (expense), net of $1.5 billion, driven primarily by net gains on strategic investments, partially offset by an increase in income tax expense of $324 million, driven primarily by tax expense related to gains on strategic investments.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian Dollar, and Canadian Dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2020, 2019, and 2018, we generated approximately 49%, 47%, and 46% of our net revenues from customers domiciled outside of the United States, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S., including those discussed under “Item 1A. Risk Factors.”
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

In the years ended December 31, 2020 and 2019, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2020	2019
	(In millions)
Favorable (unfavorable) impact to net revenues (exclusive of hedging impact)	$66	$(316)
Hedging impact	20	238
Favorable (unfavorable) impact to net revenues	86	(78)
Favorable impact to operating expense	4	158
Net favorable impact to operating income	$90	$80

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

FINANCIAL RESULTS

NET REVENUES

Our revenues are classified into the following two categories:

•Transaction revenues: Net fees charged to merchants and consumers on a transaction basis primarily based on the TPV completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, and other miscellaneous fees.

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned primarily on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances.

Our revenues can be significantly impacted by the following:

•The mix of merchants, products, and services;
•The mix between domestic and cross-border transactions;
•The geographic region or country in which a transaction occurs; and
•The amount of our loans receivable outstanding with merchants and consumers.

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

As our transaction revenue is typically correlated with TPV growth and the number of payment transactions completed on our Payments Platform, management uses these metrics to gain insights into the scale and strength of our Payments Platform, the engagement level of our customers, and underlying activity and trends which are indicators of current and future performance. We present these key metrics to enhance investors’ evaluation of the performance of our business and operating results.

Net Revenue Analysis
The components of our net revenue for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):
Transaction revenues
Transaction revenues increased by $3.8 billion, or 24%, in 2020 compared to 2019 and were mainly attributable to our core PayPal products and services due primarily to strong growth in TPV and the number of payment transactions, both of which resulted primarily from an increase in our active accounts, and to a lesser extent, an increase in revenue from currency conversion fees.

The current macroeconomic environment as a result of the COVID-19 pandemic has adversely impacted general consumer and merchant spending with a more pronounced impact on travel and events verticals. However, we have experienced strong growth in online retail, gaming, and food volume, offsetting this decline.
The graphs below present the respective key metrics (in millions) for the years ended December 31, 2020, 2019, and 2018:
*Reflects active accounts at the end of the applicable period. Active accounts as of December 31, 2020 includes 10.2 million active accounts contributed by Honey on the date of acquisition in January 2020.
The following table provides a summary of related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2020	2019	2018	2020	2019
Payment transactions per active account	40.9	40.6	36.9	1%	10%
Percent of cross-border TPV	17%	18%	19%	**	**
** Not meaningful

Transaction revenues grew more slowly than TPV, which grew 31%, and the number of payment transactions, which grew 25%, in 2020 compared to 2019 due primarily to a higher proportion of P2P transactions (primarily from our Venmo products) from which we earn lower fees, a decline in hedging gains, and a higher portion of TPV generated by platform partners and large merchants who generally pay lower rates with higher transaction volumes. Changes in prices charged to our customers did not significantly impact transaction revenue growth in 2020.

Revenues from other value added services

Revenues from other value added services decreased by $137 million, or 8%, in 2020 compared to 2019 due primarily to a decline in interest earned on certain assets underlying customer account balances resulting from lower interest rates and a decrease in interest and fee income on our loans and advances receivable due to an increase in the allowance for expected credit losses against interest and fees receivable, a decline in originations, and payment holidays that we provided during the year to our customers as a part of our COVID-19 payment relief initiatives. Additionally, the decline in revenues from other value added services was driven by a decline in revenue earned from transition servicing activities provided to Synchrony Bank (“Synchrony”), which ended in the second quarter of 2019. This decline was partially offset by incremental revenues from our acquisition of Honey, which contributed approximately 15 percentage points to the revenue growth rate for other value added services in 2020, and an increase in our revenue share earned from Synchrony.

The total gross consumer and merchant loans receivable balance as of December 31, 2020 and 2019 was $3.6 billion and $4.2 billion, respectively. The year-over-year decrease of 15% in 2020 compared to 2019 was driven by a decline in our merchant receivable portfolio due to reduced originations, partially offset by growth in our consumer receivable portfolio.

In response to the COVID-19 pandemic, we have taken both proactive and reactive measures to support our merchants and consumers that have loans and interest receivables due to us under our credit product offerings. These measures were intended to reduce financial difficulties experienced by our customers and included providing payment holidays to grant payment deferrals to certain borrowers for varying periods of time, and amended payment terms through loan modifications in certain cases. These measures have adversely impacted and are expected to continue to adversely impact the recognition of interest and fee income in future periods. Given the uncertainty surrounding the COVID-19 pandemic, including its duration and severity and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and their prospective impact on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through December 31, 2020, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

OPERATING EXPENSES
The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2020	2019	2018	2020	2019
	(In millions, except percentages)
Transaction expense	$7,934	$6,790	$5,581	17%	22%
Transaction and credit losses	1,741	1,380	1,274	26%	8%
Customer support and operations	1,778	1,615	1,407	10%	15%
Sales and marketing	1,861	1,401	1,314	33%	7%
Technology and development	2,642	2,085	1,831	27%	14%
General and administrative	2,070	1,711	1,541	21%	11%
Restructuring and other charges	139	71	309	96%	(77)%
Total operating expenses	$18,165	$15,053	$13,257	21%	14%
Transaction expense rate(1)	0.85%	0.95%	0.96%	**	**
Transaction and credit loss rate(2)	0.19%	0.19%	0.22%	**	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense is primarily composed of the costs we incur to accept a customer’s funding source of payment. These costs include fees paid to payment processors and other financial institutions to draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet. Transaction expense also includes fees paid to disbursement partners to enable a transaction. We refer to the allocation of funding sources used by our consumers as our “funding mix.” The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or PayPal Credit. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs because we generally pay lower rates for transactions funded with credit cards outside the U.S. than in the U.S. Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. Macroeconomic environment changes may also result in behavioral shifts in consumer spending patterns affecting the type of funding source they use, which also impacts the funding mix.

Transaction expense increased by $1.1 billion, or 17%, in 2020 compared to 2019 and was primarily attributable to an increase in TPV of 31%. The decrease in transaction expense rate in 2020 compared to 2019 was due primarily to favorable changes in product mix and funding mix. For the years ended December 31, 2020, 2019, and 2018, approximately 2% of TPV was funded with PayPal Credit. For the years ended December 31, 2020, 2019, and 2018, approximately 40%, 41%, and 43% of TPV, respectively, was generated outside of the U.S.

Transaction and credit losses

Transaction losses include the expense associated with our buyer and seller protection programs, fraud, and chargebacks. Credit losses include the losses associated with our merchant and consumer loans receivable portfolio. Beginning in 2020, these losses are based on current expected credit losses. Our transaction and credit losses fluctuate depending on many factors, including TPV, current and projected macroeconomic conditions including unemployment rates, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchants.

The components of our transaction and credit losses (in millions) for the years ended December 31, 2020, 2019, and 2018 were as follows:
Transaction and credit losses increased by $361 million, or 26%, in 2020 compared to 2019.

Transaction loss rate (transaction losses divided by TPV) was 0.12%, 0.15%, and 0.18% for the years ended December 31, 2020, 2019, and 2018, respectively.

Transaction losses increased by $43 million, or 4%, in 2020 compared to 2019 due to growth in TPV, partially offset by benefits realized through improvements in risk management capabilities, which also contributed to a decrease in our transaction loss rate over the same period. The duration and severity of the impacts of the COVID-19 pandemic remain unknown. The negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may adversely impact our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses increased by $318 million, or 110%, in 2020 compared to 2019 due primarily to an increase in provisions for our loans and interest receivable associated with changes in current and projected macroeconomic conditions, including qualitative adjustments to account for the impact of limitations in our expected credit loss models that have arisen due to the extreme fluctuations in both the actual and projected macroeconomic conditions during the period as well as to incorporate varying degrees of merchant performance in the current environment and expected performance in future periods. Our estimate of the macroeconomic impact on current expected credit losses is most significantly impacted by projected unemployment trends and benchmark credit card charge-off rates, which directly correlate to the forecast of loans and interest receivables that we expect to charge off in the future. Credit losses for the year ended December 31, 2020 include the impact of the increase in actual unemployment rates and credit card charge-off rates during the current period and expectations of a prolonged economic recovery period over which the value of loans and interest receivable that charge-off are projected to exceed historical trends. If the actual unemployment and charge-offs vary from these projections as of December 31, 2020, the credit losses recognized in future periods will be impacted.

The consumer loans and interest receivables balance as of December 31, 2020 and 2019 was $2.2 billion and $1.3 billion, respectively. The year-over-year increase of 64% in 2020 compared to 2019 was due to growth of PayPal Credit in international markets and, to a lesser extent, growth of our installment credit products in the U.S. and international markets. Approximately 77% and 94% of our consumer loans receivables outstanding as of December 31, 2020 and 2019, respectively, were due from consumers in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2020	2019
Percent of consumer loans and interest receivables current (1),(2)	97.9%	96.7%
Percent of consumer loans and interest receivables > 90 days outstanding (1), (2), (3)	0.9%	1.5%
Net charge off rate(4)	2.4%	4.1%
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

The decrease in the net charge off rate for consumer receivables at December 31, 2020 as compared to December 31, 2019 was primarily attributable to the continued expansion and maturity of our international consumer loan receivable portfolio and was in-part favorably impacted in the current year by payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.

We offer access to credit products for certain small and medium-sized merchants, which we refer to as our merchant lending offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of December 31, 2020 and 2019 were $1.4 billion and $2.8 billion, respectively. The year-over-year decrease of 51% in 2020 compared to 2019 was due primarily to a reduction in originations due to modifications in our acceptable risk parameters as well as a shift towards merchants borrowing through the U.S. Government’s Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. We do not own the receivables associated with loans originated through the PPP. Approximately 81% and 10% of our merchant receivables outstanding as of December 31, 2020 were due from merchants in the U.S. and U.K., as compared to 83% and 10% as of December 31, 2019, respectively.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	December 31,
	2020	2019
Percent of merchant receivables within original expected or contractual repayment period	75.4%	89.6%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period (1)	12.5%	4.2%
Net charge off rate (2)	18.9%	7.4%
(1) Includes the impact of payment holidays and modification programs provided by the Company as a part of our COVID-19 payment relief initiatives.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees balance during the period.

The decline in the percent of merchant receivables within the original expected or contractual repayment period, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge off rate for merchant receivables at December 31, 2020 as compared to December 31, 2019 was primarily due to an increase in payment delinquency driven by financial difficulties experienced by our merchants associated with the economic impact of COVID-19 and a significant decline in our outstanding merchant receivables balance due to repayments and reduced originations, which increases net charge offs and delinquency rates presented as a percentage of our outstanding loan balance. Beginning in the third quarter of 2020, we have granted certain merchants loan modifications intended to provide them with financial relief and to help enable us to mitigate losses. The associated loans and interest receivables have been treated as troubled debt restructurings due to significant changes in their structure, including repayment terms and fee/rate structure. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to our consolidated financial statements included in this Form 10-K.

During the year ended December 31, 2020, modifications to the acceptable risk parameters of our credit products in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligibility terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters have resulted in a deceleration in the growth of our borrowing base and a decrease in merchant receivables as of December 31, 2020, as compared to 2019. While the impact of COVID-19 on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it is to have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the consolidated financial statements, and “Item 1A. Risk Factors—Our credit products expose us to additional risks.” included in this Form 10-K.

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

Customer support and operations costs increased $163 million, or 10%, in 2020 compared to 2019. The increase in 2020 was primarily attributable to an increase in employee-related expenses and contractors and consulting costs mainly in our operations function that support the growth of our active accounts and payment transactions, as well as customer onboarding and compliance costs.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.
Sales and marketing expenses increased $460 million, or 33%, in 2020 compared to 2019 due primarily to higher spend on marketing programs and employee-related expenses. Our acquisitions of Honey and GoPay collectively contributed approximately 20 percentage points to the growth rate of sales and marketing expenses in 2020.

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
Technology and development expenses increased $557 million, or 27%, in 2020 compared to 2019 due primarily to increases in employee-related expenses, amortization of acquired intangibles, data center and cloud computing services utilized in delivering our products, and costs related to contractors and consultants. Our acquisitions of Honey and GoPay collectively contributed approximately 15 percentage points to the growth rate of technology and development expenses in 2020.
General and administrative
General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk, compliance, executive, and other support operations.
General and administrative expenses increased $359 million, or 21%, in 2020 compared to 2019 due primarily to increases in employee-related expenses, professional services expenses, including those attributable to acquisition related transaction expenses, and amortization of acquired intangibles and internally developed software used in our general and administrative functions. Our acquisitions of Honey and GoPay collectively contributed approximately 13 percentage points to the growth rate of general and administrative expenses in 2020.

Restructuring and other charges

Restructuring and other charges primarily consist of restructuring expenses and, in 2018, cost adjustments related to our loans and receivables, held for sale portfolio.
Restructuring and other charges increased by $68 million in 2020 compared to 2019.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $109 million. The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction. We have experienced delays, primarily as a result of COVID-19, in the execution of these restructuring actions, which are now expected to be completed by the end of the first quarter of 2021.

Additionally, in 2020, we incurred asset impairment charges of $30 million due to the write-off of certain right-of-use lease assets and related leasehold improvements in conjunction with exiting certain leased properties.

In the first quarter of 2019, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $78 million. The approved strategic reductions for 2019 were intended to better align our teams to support key business priorities and included the transfer of certain operational functions between geographies, as well as the impact of the transition of servicing activities provided to Synchrony, which ended in the second quarter of 2019. We primarily incurred employee and severance benefits expenses under the 2019 strategic reductions, which were substantially completed by the end of the first quarter of 2020.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the consolidated financial statements included in this Form 10-K.

Other income (expense), net

Other income (expense), net increased $1.5 billion, or 537%, in 2020 compared to 2019 primarily driven by net gains on strategic investments of $1.7 billion due primarily to favorable changes in fair value related to our marketable equity securities. This increase was partially offset by a decline in interest income driven by lower interest rates as well as incremental interest expense associated with our fixed rate notes issued in the third quarter of 2019 and second quarter of 2020.

Income tax expense

Our effective tax rate was 17% in 2020 and 18% in 2019. The decrease in our effective tax rate in 2020 was primarily the result of favorable discrete tax adjustments, partially offset by taxes associated with gains on strategic investments. See “Note 16—Income Taxes” to the consolidated financial statements included in this Form 10-K for more information on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$15,852	$11,722
(1) Excludes assets related to funds receivable and customer accounts of $33.4 billion and $22.5 billion as of December 31, 2020 and 2019, respectively.
(2) Excludes total restricted cash of $88 million and $64 million at December 31, 2020 and 2019, respectively, and strategic investments of $3.2 billion and $1.8 billion as of December 31, 2020 and 2019, respectively.

Foreign Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.0 billion at December 31, 2020 and $7.2 billion at December 31, 2019, or 44% and 61% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2020, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available Credit and Debt

In May 2020 and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $9.0 billion (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of December 31, 2020, we had $9.0 billion in fixed rate debt outstanding with varying maturity dates.

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of December 31, 2020, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. Additionally, in September 2019, we entered into a 364-day credit agreement that provided for an unsecured $1.0 billion 364-day revolving credit facility, which terminated in September 2020.

We maintain an uncommitted credit facility with a borrowing capacity of approximately $30 million, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of December 31, 2020, the majority of the borrowing capacity under this credit facility was available, subject to customary conditions to borrowing.

For additional information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2020, we had a total of $3.9 billion in cash withdrawals offsetting our $3.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for Loans Receivable

Growth in our portfolio of loan receivables increases our liquidity needs, and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of December 31, 2020, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 21% of European customer balances potentially available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. Our objective is to expand the availability of our credit products with capital from external sources, although there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In April 2020, PayPal was approved to participate in the PPP administered by the SBA. The program was designed to provide a direct incentive for small businesses to keep their workers on payroll during the COVID-19 pandemic and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Loans made under this program are funded by an independent chartered financial institution that we partner with, and the related receivables are not purchased by PayPal. We receive a fee for providing origination services and loan servicing for the loans and retain operational risk related to those activities.

Credit Ratings

As of December 31, 2020, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreement.

Risk of Loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rates ranged between 0.12% and 0.18% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 pandemic remain unknown. Its negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock Repurchases and Acquisitions

During the year ended December 31, 2020, we repurchased approximately $1.6 billion of our common stock in the open market under our stock repurchase programs authorized in April 2017 and July 2018. The July 2018 stock repurchase program became effective during the first quarter of 2020 upon completion of the April 2017 stock repurchase program. As of December 31, 2020, a total of approximately $8.4 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program. For additional information, see “Note 14—Stock Repurchase Programs” to our consolidated financial statements included in this Form 10-K.

In January 2020, we completed our acquisition of Honey for approximately $3.6 billion in cash and approximately $400 million in assumed restricted stock, restricted stock units, and options, subject to vesting conditions. We believe our acquisition of Honey will enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants. For additional information, see “Note 4—Business Combinations” in the notes to the consolidated financial statements included in this Form 10-K.

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

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors, including those related to the COVID-19 pandemic discussed in this Form 10-K. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Item 1A. Risk Factors” and “Note 13—Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K for additional discussion of these and other risks that our business faces.

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

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$5,854	$4,071	$5,480
Investing activities(1)	(16,218)	(5,742)	821
Financing activities(1)	12,492	4,187	(1,240)
Effect of exchange rates on cash, cash equivalents, and restricted cash	169	(6)	(113)
Net increase in cash, cash equivalents, and restricted cash	$2,297	$2,510	$4,948
(1) Prior period amounts have been revised to conform to the current period presentation. Refer to “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K for additional information.

Operating Activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and credit losses and actual cash transaction losses incurred, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization and stock-based compensation. The cash impact from actual transaction losses incurred during a period is reflected as a negative impact to changes in other assets and liabilities in cash from operating activities. The expenses recognized during the period for provision for credit losses are estimates of current expected credit losses on our merchant and consumer credit products. Actual charge-offs of receivables related to our merchants and consumer credit products have no impact on cash from operating activities.

We generated cash from operating activities of $5.9 billion in 2020 due primarily to operating income of $3.3 billion, as well as adjustments for non-cash expenses including: provision for transaction and credit losses of $1.7 billion, stock-based compensation of $1.4 billion, and depreciation and amortization of $1.2 billion. Net income was also adjusted for net gains on our strategic investments of $1.9 billion in 2020, and changes in other assets and liabilities primarily related to actual cash transaction losses incurred during the period of $1.1 billion and an increase in other assets of $498 million, partially offset by an increase in other liabilities of $1.0 billion.

We generated cash from operating activities of $4.1 billion in 2019 due primarily to operating income of $2.7 billion. During 2019, adjustments for non-cash expenses included provision for transaction and credit losses of $1.4 billion, stock-based compensation of $1.0 billion, and depreciation and amortization of $912 million, partially offset by adjustments related to deferred income taxes of $269 million and net unrealized gains on our strategic investments of $208 million. The cash generated from operating activities was negatively impacted by changes in other assets and liabilities primarily related to actual cash transaction losses incurred during the period of $1.1 billion, an increase in other assets of $566 million and accounts receivable of $120 million, partially offset by an increase in other liabilities of $722 million.

We generated cash from operating activities of $5.5 billion in 2018 due primarily to operating income of $2.2 billion and the positive impact of $1.4 billion of changes in loans and interest receivable, held for sale, net following the sale of our U.S. consumer credit receivables portfolio. During 2018, adjustments for non-cash expenses included provision for transaction and credit losses of $1.3 billion, stock-based compensation of $853 million, depreciation and amortization of $776 million, and cost basis adjustments to loans and interest receivable held for sale of $244 million. The cash generated from operating activities was also impacted by changes in other assets and liabilities, primarily related to actual cash transaction losses incurred during the period of $1.0 billion, partially offset by an increase in other liabilities of $428 million.

Cash paid for income taxes, net in 2020, 2019, and 2018 was $565 million, $665 million, and $328 million, respectively.

Investing Activities

Cash flows from investing activities includes purchases, maturities and sales of investments, cash paid for acquisitions and strategic investments, purchases and sales of property and equipment, changes in principal loans receivable, and funds receivable.

The net cash used in investing activities of $16.2 billion in 2020 was due primarily to purchases of investments of $41.5 billion, acquisitions (net of cash acquired) of $3.6 billion, changes in funds receivable from customers of $1.6 billion, and purchases of property and equipment of $866 million. These cash outflows were partially offset by maturities and sales of investments of $30.9 billion, changes in principal loans receivable, net of $294 million, and proceeds from the sale of property and equipment of $120 million.

The net cash used in investing activities of $5.7 billion in 2019 was due primarily to purchases of investments of $27.9 billion, changes in principal loans receivable, net of $1.6 billion, purchases of property and equipment of $704 million, and changes in funds receivable from customers of $351 million. These cash outflows were partially offset by maturities and sales of investments of $24.9 billion.

We generated cash from investing activities of $821 million in 2018 due primarily to maturities and sales of investments of $21.9 billion, changes in principal loans receivable, net of $3.1 billion, and changes in funds receivable from customers of $1.1 billion. These cash inflows were offset by purchases of investments of $22.4 billion, acquisitions of $2.1 billion (net of cash and restricted cash acquired), and purchases of property and equipment of $823 million.

Financing Activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, and funds payable and amounts due to customers.

We generated cash from financing activities of $12.5 billion in 2020 due primarily to changes in funds payable and amounts due to customers of $10.6 billion and $7.0 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes, as well as proceeds from borrowings under our Credit Agreement. These cash inflows were partially offset by the repayment of outstanding borrowings under our Credit Agreement of $3.0 billion, the repurchase of $1.6 billion of our common stock under our stock repurchase program, and tax withholdings related to net share settlement of equity awards of $521 million.

We generated cash from financing activities of $4.2 billion in 2019 due primarily to $5.5 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as borrowings under a previous credit agreement, and changes in funds payable and amounts due to customers of $3.0 billion. These cash inflows were partially offset by repayment of borrowings under a previous credit agreement of $2.5 billion, the repurchase of $1.4 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $504 million.

The net cash used in financing activities of $1.2 billion in 2018 was due primarily to the repurchase of $3.5 billion of our common stock under our stock repurchase programs, repayments of borrowing under financing arrangements of $1.1 billion, and tax withholdings related to net share settlement of equity awards of $419 million, partially offset by cash inflows from borrowings under financing arrangements of $2.1 billion and changes in funds payable and amounts due to customers of $1.6 billion.

Effect of Exchange Rates on Cash, Cash Equivalents, and Restricted Cash

Foreign currency exchange rates had a positive impact of $169 million, a negative impact of $6 million, and a negative impact of $113 million on cash, cash equivalents, and restricted cash during 2020, 2019, and 2018, respectively. The positive impact in 2020 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar. The negative impact in 2018 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar and to a lesser extent, the Euro.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

FUTURE LIQUIDITY AND OBLIGATIONS

As of December 31, 2020, approximately $3.0 billion of unused credit was available to PayPal Credit account holders compared to $3.1 billion of unused credit as of December 31, 2019. Substantially all of the PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2020 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2021	$409	$171	$114	$213	$907
2022	239	140	114	1,213	1,706
2023	129	126	212	1,185	1,652
2024	134	116	284	1,428	1,962
2025	60	100	354	1,140	1,654
Thereafter	52	277	—	5,854	6,183
	$1,023	$930	$1,078	$11,033	$14,064

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, and construction contracts), data center and cloud computing services, and other goods and services entered into in the ordinary course of business.

•Operating lease amounts include minimum rental payments under our non-cancelable operating leases (including leases not yet commenced) primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•Transition tax represents the one-time mandatory tax on previously deferred foreign earnings under the Tax Cuts and Jobs Act.

•Long-term debt amounts represent the future principal and interest payments (based on contractual interest rates) on our fixed-rate debt. For more information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $1.4 billion of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2020.

SEASONALITY

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2020, 2019, or 2018 accounted for more than 30% of annual net revenue.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit, Risk, and Compliance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10-K.

A quantitative sensitivity analysis is provided where information is available to reasonably estimate the impact, and provides material information to investors. The amounts used to assess sensitivity are included to allow users of this report to understand a general directional cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

TRANSACTION AND CREDIT LOSSES

Transaction and credit losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and credit losses fluctuate depending on many factors, including: total TPV, current and projected macroeconomic conditions, including unemployment rates, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include our PayPal Credit consumer product and merchant loans and advances arising from our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products.

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, buyer protection program claims, account takeovers, and Automated Clearing House returns. Additions to the allowance, in the form of provisions, are reflected in transaction and credit losses on our consolidated statements of income. The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving collection and write-off patterns, and the mix of transaction and loss types, as well as current and projected macroeconomic factors, as appropriate.

We also establish an allowance for loans and interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivable. This evaluation process is subject to numerous estimates and judgments. The allowance is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by factors such as geographic region, delinquency, and vintage. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by factors such as geographic region, first borrowing versus reuse, delinquency, credit rating and vintage, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. We utilize externally sourced macroeconomic scenario data to supplement our historical information due to the limited period in which our credit product offerings have been in existence. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. Our consumer receivables are primarily revolving in nature and do not have a contractual term; however, the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term; however, the reasonable and supportable forecast period we have considered for projected loss rates is approximately 2.5 to 3.5 years, depending upon the product. The allowance for credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. These forecasts project scenarios such as future unemployment and benchmark credit card charge-off rates. As of December 31, 2020, we utilized externally published projections of the U.S. and U.K. forecasted unemployment rates and credit card charge-off rates over the reasonable and supportable period, indicating a slight increase in the first half of 2021 followed by a gradual decline and ultimate stabilization of these rates, resulting in an overall principal and interest coverage ratio of approximately 23%. The projected gradual decline in unemployment and credit card charge-off rates is reflective of a prolonged recovery period where we expect to experience elevated charge-off rates. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. Our allowance as of December 31, 2020 has been adjusted to account for the proactive and reactive measures that we have taken that are intended to reduce financial difficulties experienced by our customers, and other limitations in our expected credit loss models that have arisen due to the extreme fluctuations in both the actual and projected macroeconomic conditions during the period. These qualitative adjustments were also made to incorporate varying degrees of merchant performance both in the current environment as well as expected future performance, and to account for payment holidays granted. Our allowance as of December 31, 2020 has not been adjusted to account for the potential impacts of the CARES Act, which are also intended to help mitigate the negative impact the current pandemic may have on the financial condition of our customers. We are unable to predict the ultimate impact of these actions which may result in adjustments to our allowance for loans and interest receivable in future periods. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $36 million based on the loans and interest receivable balance outstanding as of December 31, 2020.

ACCOUNTING FOR INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the GILTI tax and base erosion anti-abuse tax or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about, and intentions concerning, our future operations.

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

Based on our results for the year ended December 31, 2020, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $51 million.

LOSS CONTINGENCIES

We are currently involved in various claims, regulatory and legal proceedings, and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes.

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

VALUATION OF GOODWILL AND INTANGIBLES

The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill. Impairment testing for assets, other than goodwill and indefinite-lived intangible assets, requires the allocation of cash flows to those assets or group of assets and, if required, an estimate of fair value for the assets or group of assets. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

We evaluate goodwill and intangible assets for impairment on an annual basis, or sooner if indicators of impairment exist. Under U.S. GAAP, the evaluation of indefinite-lived intangible assets for impairment allows for a qualitative assessment to be performed, which is similar to U.S. GAAP for evaluating goodwill for impairment. In performing these qualitative assessments, we consider relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors, and our market capitalization. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible assets are less than their carrying amounts, we must perform a quantitative impairment test.

Under the quantitative impairment test, if the carrying amount of the reporting unit goodwill or indefinite-lived intangible asset exceeds the fair value of the respective reporting unit goodwill or indefinite-lived intangible asset, an impairment loss is recorded in the statement of income. Measurement of the fair value of a reporting unit could be based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, present value techniques of estimated future cash flows, valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

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

As of December 31, 2020 and 2019, approximately 30% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances which we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, corporate debt securities, and asset-backed securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would decrease by approximately $173 million and $68 million at December 31, 2020 and 2019, respectively.

We have $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have a committed revolving credit facility of $5.0 billion available to us. We are obligated to pay interest on borrowings under this facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under this facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2020 and 2019, we had no amounts outstanding under this credit facility. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included in this Form 10-K.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to larger payment obligations by customers of our credit products to us, or to lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our net income.

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

We have a foreign currency exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments. For additional details related to our foreign currency exchange contracts, please see “Note 10—Derivative Instruments” to the consolidated financial statements included in this Form 10-K.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2020 and 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.1 billion and $900 million lower, respectively. If the U.S. dollar strengthened by 20% at December 31, 2020 and 2019, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.1 billion and $900 million higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $353 million and $147 million at December 31, 2020 and 2019, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of December 31, 2020 would have positively impacted income before income taxes by approximately $369 million, resulting in a net positive impact of approximately $16 million. Foreign currency exchange contracts in place as of December 31, 2019 would have positively impacted income before income taxes by approximately $153 million, resulting in a net positive impact of approximately $6 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of December 31, 2020 and 2019, our strategic investments totaled $3.2 billion and $1.8 billion, respectively, which represented approximately 17% and 13% of our total cash, cash equivalents, and investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies that are not publicly traded. We are required to record all adjustments to the value of these strategic investments through our consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments, which could be experienced in the near term, would have resulted in a decrease of approximately $323 million to the carrying value of the portfolio as of December 31, 2020. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2020, 2019, and 2018 and accompanying notes listed in Part IV, Item 15(a)(1) of this Form 10‑K are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.
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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets	59
Consolidated Statements of Income	60
Consolidated Statements of Comprehensive Income	61
Consolidated Statements of Stockholders’ Equity	62
Consolidated Statements of Cash Flows	63
Notes to Consolidated Financial Statements	65

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	115
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K	116
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial instruments in 2020 and the manner in which it accounts for leases in 2019.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Allowance for Loans Receivable

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2020, the Company recorded total loans and interest receivable of $2,769 million, net of an allowance for current expected credit losses of $838 million. The allowance for loans receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by factors such as geographic region, delinquency and vintage. Management applies macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario to reflect the economic conditions applicable to a particular period. Management also includes qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of current expected credit losses.

The principal considerations for our determination that performing procedures relating to the allowance for loans receivable is a critical audit matter are (i) the significant judgment by management in estimating the allowance for loans receivable, which in turn led to a high level of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s application of macroeconomic forecasts and certain qualitative adjustments to the allowance for loans receivable; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loans receivable, including controls over the application of macroeconomic forecasts and qualitative adjustments to the allowance. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the allowance for loans receivable. Testing management’s process included (i) evaluating the appropriateness of the methodology and models (ii) testing the completeness and accuracy of certain data used in the estimate, and (iii) evaluating the reasonableness of management’s application of macroeconomic forecasts and certain qualitative adjustments to the allowance.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 4, 2021

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,794	$7,349
Short-term investments	8,289	3,412
Accounts receivable, net	577	435
Loans and interest receivable, net of allowances of $838 and $258 as of December 31, 2020 and 2019, respectively	2,769	3,972
Funds receivable and customer accounts	33,418	22,527
Prepaid expenses and other current assets	1,148	800
Total current assets	50,995	38,495
Long-term investments	6,089	2,863
Property and equipment, net	1,807	1,693
Goodwill	9,135	6,212
Intangible assets, net	1,048	778
Other assets	1,305	1,292
Total assets	$70,379	$51,333
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252	$232
Funds payable and amounts due to customers	35,418	24,527
Accrued expenses and other current liabilities	2,648	2,087
Income taxes payable	129	73
Total current liabilities	38,447	26,919
Deferred tax liability and other long-term liabilities	2,930	2,520
Long-term debt	8,939	4,965
Total liabilities	50,316	34,404
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,172 and 1,173 shares outstanding as of December 31, 2020 and 2019, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 117 and 105 shares as of December 31, 2020 and 2019, respectively	(8,507)	(6,872)
Additional paid-in-capital	16,644	15,588
Retained earnings	12,366	8,342
Accumulated other comprehensive income (loss)	(484)	(173)
Total PayPal Stockholders’ equity	20,019	16,885
Noncontrolling interest	44	44
Total equity	20,063	16,929
Total liabilities and equity	$70,379	$51,333
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions, except for per share amounts)
Net revenues	$21,454	$17,772	$15,451
Operating expenses:
Transaction expense	7,934	6,790	5,581
Transaction and credit losses	1,741	1,380	1,274
Customer support and operations	1,778	1,615	1,407
Sales and marketing	1,861	1,401	1,314
Technology and development	2,642	2,085	1,831
General and administrative	2,070	1,711	1,541
Restructuring and other charges	139	71	309
Total operating expenses	18,165	15,053	13,257
Operating income	3,289	2,719	2,194
Other income (expense), net	1,776	279	182
Income before income taxes	5,065	2,998	2,376
Income tax expense	863	539	319
Net income	$4,202	$2,459	$2,057

Net income per share:
Basic	$3.58	$2.09	$1.74
Diluted	$3.54	$2.07	$1.71

Weighted average shares:
Basic	1,173	1,174	1,184
Diluted	1,187	1,188	1,203
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net income	$4,202	$2,459	$2,057
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(48)	(57)	(68)
Net investment hedge CTA gain (loss)	55	(31)	—
Unrealized (losses) gains on cash flow hedges, net	(329)	(176)	293
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	4	3	(5)
Unrealized gains (losses) on investments, net	9	15	(1)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(2)	(5)	1
Other comprehensive income (loss), net of tax	(311)	(251)	220
Comprehensive income	$3,891	$2,208	$2,277
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
Balances at December 31, 2017	1,200	$(2,001)	$14,314	$(142)	$3,823	$—	$15,994
Net income	—	—	—	—	2,057	—	2,057
Foreign CTA	—	—	—	(68)	—	—	(68)
Unrealized gain on cash flow hedges, net	—	—	—	293	—	—	293
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	—	(5)
Unrealized losses on investments, net	—	—	—	(1)	—	—	(1)
Tax benefit on unrealized losses on investments, net	—	—	—	1	—	—	1
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	18	—	(251)	—	—	—	(251)
Common stock repurchased	(44)	(3,510)	(15)	—	—	—	(3,525)
Stock-based compensation	—	—	891	—	—	—	891
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$—	$15,386
Adoption of lease accounting standard					3	—	3
Net income	—	—	—	—	2,459	—	2,459
Foreign CTA	—	—	—	(57)	—	—	(57)
Net investment hedge CTA loss				(31)			(31)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	3	—	—	3
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(5)	—	—	(5)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	13	—	(365)	—	—	—	(365)
Common stock repurchased	(14)	(1,361)	(45)	—	—	—	(1,406)
Stock-based compensation	—	—	1,059	—	—	—	1,059
Purchase of noncontrolling interest	—	—	—	—	—	44	44
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(178)	—	(178)
Net income	—	—	—	—	4,202	—	4,202
Foreign CTA	—	—	—	(48)	—	—	(48)
Net investment hedge CTA gain	—	—	—	55	—	—	55
Unrealized losses on cash flow hedges, net	—	—	—	(329)	—	—	(329)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	—	4
Unrealized gains on investments, net	—	—	—	9	—	—	9
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	11	—	(365)	—	—	—	(365)
Common stock repurchased	(12)	(1,635)	—	—	—	—	(1,635)
Stock-based compensation	—	—	1,421	—	—	—	1,421
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash flows from operating activities:
Net income	$4,202	$2,459	$2,057
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	1,741	1,380	1,274
Depreciation and amortization	1,189	912	776
Stock-based compensation	1,376	1,021	853
Deferred income taxes	165	(269)	(171)
Cost basis adjustments to loans and interest receivable held for sale	—	—	244
Net gains on strategic investments	(1,914)	(208)	(87)
Other	47	(149)	(85)
Changes in assets and liabilities:
Accounts receivable	(100)	(120)	(59)
Changes in loans and interest receivable held for sale, net	—	4	1,407
Transaction loss allowance for cash losses, net	(1,120)	(1,079)	(1,046)
Other current assets and non-current assets	(498)	(566)	(93)
Accounts payable	(4)	4	26
Income taxes payable	(230)	(40)	(44)
Other current liabilities and non-current liabilities	1,000	722	428
Net cash provided by operating activities	5,854	4,071	5,480
Cash flows from investing activities:
Purchases of property and equipment	(866)	(704)	(823)
Proceeds from sales of property and equipment	120	17	3
Changes in principal loans receivable, net	294	(1,631)	3,121
Purchases of investments	(41,513)	(27,881)	(22,381)
Maturities and sales of investments	30,908	24,878	21,898
Acquisitions, net of cash and restricted cash acquired	(3,609)	(70)	(2,124)
Funds receivable	(1,552)	(351)	1,127
Net cash (used in) provided by investing activities	(16,218)	(5,742)	821
Cash flows from financing activities:
Proceeds from issuance of common stock	137	138	144
Purchases of treasury stock	(1,635)	(1,411)	(3,520)
Tax withholdings related to net share settlements of restricted stock units and restricted stock awards	(521)	(504)	(419)
Borrowings under financing arrangements	6,966	5,471	2,075
Repayments under financing arrangements	(3,000)	(2,516)	(1,115)
Funds payable and amounts due to customers	10,597	3,009	1,595
Other financing activities	(52)	—	—
Net cash provided by (used in) financing activities	12,492	4,187	(1,240)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	169	(6)	(113)
Net change in cash, cash equivalents, and restricted cash	2,297	2,510	4,948
Cash, cash equivalents, and restricted cash at beginning of period	15,743	13,233	8,285
Cash, cash equivalents, and restricted cash at end of period	$18,040	$15,743	$13,233

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$190	$78	$69
Cash paid for income taxes, net	$565	$665	$328

The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$4,794	$7,349	$7,575
Short-term and long-term investments	24	7	16
Funds receivable and customer accounts	13,222	8,387	5,642
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$18,040	$15,743	$13,233
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW AND ORGANIZATION

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to improve the financial health of individuals and to increase economic opportunity for entrepreneurs and business of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device when sending payments or getting paid. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, iZettle, and Hyperwallet products and services, comprise our proprietary Payments Platform. The terms “we,” “our,” “us,” “the Company,” and “PayPal” mean PayPal Holdings, Inc. and, unless otherwise expressly stated or the context requires, its subsidiaries.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including the changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

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
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of December 31, 2020, none of these VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct the activities that would significantly impact their economic performance. The carrying value of our investments that are VIEs was de minimis and included as non-marketable equity securities accounted for using the equity method of accounting in long-term investments on our consolidated balance sheets. Our maximum exposure to loss, including the carrying value of the investments and any future funding commitments, was $105 million as of December 31, 2020.
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for all periods presented.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2020.

Reclassifications

Beginning with the fourth quarter of 2020, we reclassified certain cash flows related to customer balances from cash flows from operating activities to cash flows from investing activities and cash flows from financing activities within the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period presentation. These changes have no impact on our previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on our consolidated statements of cash flows.

The current period presentation classifies all changes in funds receivable and customer accounts and funds payable and amounts due to customers consistently on our consolidated statement of cash flows as cash flows from investing activities and cash flows from financing activities, respectively, regardless of which product the cash flows relate to on our Payments Platform. The current period presentation provides a more meaningful representation of the cash flows related to the movement of customer funds due to the restrictions on and use of those funds.

The following tables present the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows:

	Year Ended December 31, 2019
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$4,561	$(490)	$4,071
Investing activities(3)	(5,733)	(9)	(5,742)
Financing activities(4)	3,688	499	4,187
Effect of exchange rates on cash, cash equivalents, and restricted cash	(6)	—	(6)
Net increase in cash, cash equivalents, and restricted cash	$2,510	$—	$2,510
(1) As reported in our 2019 Form 10-K filed with the SEC on February 6, 2020.
(2) Financial statement lines impacted in operating activities were “Funds receivable” and “Funds payable and amounts due to customers,” which increased by $9 million and decreased by $499 million, respectively, to arrive at the reclassified amounts.
(3) Financial statement line impacted in investing activities was “Funds receivable.”
(4) Financial statement line impacted in financing activities was “Funds payable and amounts due to customers.”

	Year Ended December 31, 2018
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$5,483	$(3)	$5,480
Investing activities(3)	840	(19)	821
Financing activities(4)	(1,262)	22	(1,240)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(113)	—	(113)
Net increase in cash, cash equivalents, and restricted cash	$4,948	$—	$4,948

(1) As reported in our 2019 Form 10-K filed with the SEC on February 6, 2020.
(2) Financial statement lines impacted in operating activities were “Funds receivable” and “Funds payable and amounts due to customers,” which increased by $19 million and decreased by $22 million, respectively, to arrive at the reclassified amounts.
(3) Financial statement line impacted in investing activities was “Funds receivable.”
(4) Financial statement line impacted in financing activities was “Funds payable and amounts due to customers.”

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, loss contingencies, income taxes, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur, and as additional information surrounding the continued impact of the novel coronavirus (“COVID-19”) pandemic becomes available. Actual results could differ from these estimates and any such differences may be material to our financial statements.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are composed of primarily bank deposits, government and agency securities, and commercial paper.

Investments

Short-term investments include time deposits, government and agency securities, and corporate debt securities with original maturities of greater than three months but less than one year when purchased or maturities of less than one year on the reporting date. Long-term investments include time deposits, government and agency securities, corporate debt securities, and asset-backed securities with maturities exceeding one year, and our strategic investments. Government and agency securities, corporate debt securities, and asset-backed securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

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

Our strategic investments consist of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value, as well as equity method investments. The investments that do not have readily determinable fair value are measured at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recorded in other income (expense), net on our consolidated statements of income. Our investments where we have the ability to exercise significant influence, but not control, over the investee are accounted for as equity method investments and our share of the investee’s results of operations is included in other income (expense), net.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We assess whether an impairment loss on our non-marketable equity securities and an other-than-temporary impairment loss on our equity method investments (and available-for-sale debt securities, prior to 2020) has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities or impairment is considered other-than-temporary for our equity method investments (and available-for-sale debt securities, prior to 2020), we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income. With respect to our available-for-sale debt securities, prior to 2020, this assessment took into account the severity and duration of the decline in value, our intent to sell the security, whether it was more likely than not we would be required to sell the security before recovery of its amortized cost basis, and whether we expected to recover the entire amortized cost basis of the security (that is, whether a credit loss existed). Beginning in 2020, our available-for-sale debt securities in an unrealized loss position will be written down to fair value through a charge to other income (expense), net in our consolidated statements of income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining available-for-sale debt securities in an unrealized loss position, if we identify that the decline in fair value has resulted from credit losses, taking into consideration changes to the rating of the security by rating agencies, implied yields versus benchmark yields, and the extent to which fair value is less than amortized cost, among other factors, we will estimate the present value of cash flows expected to be collected. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any portion of impairment not related to credit losses is recognized in other comprehensive income.

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and consumer loans originated under our PayPal Credit and installment credit products.

In the U.S., we partner with an independent chartered financial institution that extends credit to merchants using our PPWC product or PPBL product and purchase the related receivables extended by the independent chartered financial institution. For our merchant credit products outside the U.S., we extend working capital advances in the U.K. and loans in Germany through our Luxembourg banking subsidiary, and working capital loans in Australia through an Australian subsidiary. In the U.S., we extend installment loans to consumers through a U.S. subsidiary. For our international consumer credit products, we extend credit through our Luxembourg banking subsidiary.

As part of our arrangement with the independent chartered financial institution in the U.S., we sell back a participation interest in the pool of merchant receivables. The independent chartered financial institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the chartered financial institution have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer.

In instances where a merchant is able to demonstrate that they are experiencing financial difficulty, there may be a modification of the loans or advances and the related interest receivable for which it is probable that, without modification, we will be unable to collect all amounts due, therefore resulting in a troubled debt restructuring (“TDR”). Refer to “Note 11—Loans and Interest Receivable” for further information related to TDRs.

Loans, advances, and interest and fees receivable are reported at their outstanding balances, net of any participation interests sold and pro rata current expected credit losses, including unamortized deferred origination costs. We maintain the servicing rights for the entire pool of consumer and merchant receivables outstanding and receive a fee approximating the fair value for servicing the assets underlying the participation interest sold.

We offer both revolving and installment credit products to our consumers. The terms of our consumer relationships require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
U.S. Consumer Credit Portfolio

In November 2017, we reached an agreement to sell our U.S. consumer credit receivables portfolio to Synchrony Bank (“Synchrony”). Following the closing of this transaction in July 2018, Synchrony became the exclusive issuer of the PayPal Credit online consumer financing program in the U.S. We no longer hold an ownership interest in the receivables generated through the program and thus, no longer record these receivables on our consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony, which includes both the sold and newly generated receivables, and it is recorded in revenues from other value added services on our consolidated statements of income.

Through the closing of the transaction with Synchrony, we continued to work with an independent chartered financial institution to extend credit to U.S. consumers using our PayPal Credit product. We purchased the related receivables extended by the independent chartered financial institution until July 2018. As part of the arrangements we had with the independent chartered financial institution in the U.S., we sold back a participation interest in the pool of U.S. consumer receivables outstanding under PayPal Credit consumer accounts. For these arrangements, gains or losses on the sale of the participation interest were not material as the carrying amount of the participation interest sold approximated the fair value at time of transfer.

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivables. Increases to the allowance for loans receivable are reflected as a component of transaction and credit losses on our consolidated statements of income. Increases to the allowance for interest and fees receivable are reflected as a reduction of net revenues on our consolidated statements of income, or as a reduction of deferred revenue when interest and fees are billed at the inception of a loan or advance. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and judgments.

Beginning in 2020, the allowance for loans and interest receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by factors such as geographic region, delinquency, and vintage. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by factors such as geographic region, first borrowing versus reuse, delinquency, credit rating, and vintage, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. Our consumer receivables are primarily revolving in nature and do not have a contractual term; however, the reasonable and supportable forecast period we have included in our projected loss rates based on externally sourced data is approximately seven years. Our merchant receivables vary in contractual term; however, the reasonable and supportable forecast period considered for projected loss rates is approximately 2.5 to 3.5 years, depending upon the product. The allowance for credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

Prior to 2020, the allowance for our consumer loans receivable was primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate would migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates were applied to the principal amount of our consumer receivables for each stage of delinquency, from current to 179 days past the payment due date, in order to estimate the principal loans which had incurred losses and were probable to be charged off. For merchant loans and advances receivable, the allowance was primarily based on principal balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. The determination of delinquency, from current to 179 days past due, for principal balances related to merchant receivables outstanding was based on the current expected or contractual repayment period of the loan or advance and interest or fixed fee as compared to the original expected or contractual repayment period. The allowance for loss against interest receivable was primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that had incurred losses and were probable to be charged off. The allowance for fees receivable was primarily based on fee balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In connection with our agreement to sell our U.S. consumer credit receivables to Synchrony and the designation of that portfolio as held for sale, in November 2017, we reversed the corresponding allowances against those loans and interest receivable balances. Such allowances on any newly originated U.S. consumer loans and interest receivables, held for sale were not established. Adjustments to the cost basis of this portfolio until the sale was completed in July 2018, which were primarily driven by charge-offs, were recorded in restructuring and other charges on our consolidated statements of income.

Customer accounts

We hold all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on our consolidated balance sheets as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we restrict the use of the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheets. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. Customer funds for which PayPal is an agent and custodian on behalf of our customers are not reflected on our consolidated balance sheets. These funds include U.S. dollar funds which are deposited at one or more third-party financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and are eligible for FDIC pass-through insurance (subject to applicable limits). We act as an agent in facilitating cryptocurrency transactions on behalf of our customers. Cryptocurrencies held on behalf of our customers are not PayPal’s assets and therefore are not reflected on our consolidated balance sheets.

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of December 31, 2020, the cumulative amount approved by management to be designated for credit activities aggregated to $2.0 billion and represented approximately 21% of European customer balances potentially available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. At the time PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We do not commingle these customer accounts with corporate funds and maintain these assets separately in interest and non-interest bearing bank deposits, time deposits, corporate debt securities, government and agency securities, and asset-backed securities. See “Note 8—Funds Receivable and Customer Accounts and Investments” for additional information related to customer accounts.

We present changes in funds receivable and customer accounts as cash flows from investing activities in our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts.

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

Property and equipment

Property and equipment consists primarily of computer equipment, software and website development costs, land and buildings, and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets; generally, one to four years for computer equipment and software, including capitalized software and website development costs, three years for furniture and fixtures, up to 30 years for buildings and building improvements, and the shorter of five years or the non-cancelable term of the lease for leasehold improvements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other current liabilities and deferred tax liability and other long-term liabilities on our consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method requires the asset to remain on our consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation. As of December 31, 2020, we had no finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate and therefore we use an incremental borrowing rate for specific terms on a collateralized basis based on the information available on the commencement date in determining the present value of lease payments. The ROU asset calculation includes lease payments to be made and excludes lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain we will exercise that option. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) effective January 1, 2019, using a modified retrospective basis and applied the optional practical expedients related to the transition.

Goodwill and intangible assets

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2020 and 2019. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2020, we determined that no events occurred, or circumstances changed from August 31, 2020 through December 31, 2020 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets consist of acquired customer list and user base intangible assets, marketing related intangibles, developed technology, and other intangible assets. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. No significant residual value is estimated for intangible assets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net discounted cash flow the asset is expected to generate.

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, buyer protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual data received, including actual claims data reported by our claims processors. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, the mix of transaction and loss types, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our consolidated statements of income. The allowance for transaction losses was included in accrued expenses and other current liabilities on our consolidated balance sheets.

Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for Automated Clearing House returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agents. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as applicable. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written-off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our consolidated statements of income.

Derivative instruments

See “Note 10—Derivative Instruments” for information related to the derivative instruments.

Fair value of financial instruments

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs. As of December 31, 2020 and 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable and customer accounts, and long-term notes receivable are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from merchant and consumer financing activities for customers located in the U.S. and internationally. Our long-term notes receivable is derived from the non-cash portion of the proceeds associated with the sale of our U.S. Consumer Credit Portfolio to Synchrony in 2018. As of December 31, 2020 and 2019, one customer accounted for 26% and 23% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2020 and 2019. At December 31, 2020 and 2019, one partner accounted for our long-term notes receivable balance, which represented 28% of other assets. During the years ended December 31, 2020, 2019, and 2018, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2020, 2019, and 2018, we earned approximately 13%, 14%, and 17% of revenue, respectively, from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $654 million, $399 million, and $484 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Internal use software and website development costs

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our Payments Platform, are capitalized and amortized generally over an estimated useful life of three years and are recorded as depreciation and amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. PayPal capitalized $347 million and $314 million of internally developed software and website development costs for the years ended December 31, 2020 and 2019, respectively. Amortization expense for these capitalized costs was $322 million, $298 million, and $262 million for the years ended December 31, 2020, 2019, and 2018, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code. Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-based compensation

We determine compensation expense associated with restricted stock units, performance based restricted stock units, and restricted stock awards based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

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

Other income (expense), net

Other income (expense), net includes: (i) interest income, which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments, (ii) interest expense, which consists of interest expenses, fees, and amortization of debt discount on our long-term debt and credit facilities, (iii) realized and unrealized gains (losses) on strategic investments, which includes changes in fair value related to our marketable equity securities and observable price changes on our non-marketable equity securities, and (iv) other, which primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, and fair value changes on the derivative contracts not designated as hedging instruments.

Recent Accounting Guidance

In 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This amended guidance provides transition relief for the accounting impact of reference rate reform. For a limited period, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions affected by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. Our exposure to London Interbank Offered Rate (“LIBOR”) is primarily limited to an insignificant portion of our available-for-sale debt securities and, accordingly, we do not expect reference rate reform to have a material impact on our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recently Adopted Accounting Guidance

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amended guidance simplifies certain aspects of accounting for income taxes. It is intended to remove certain exceptions to the general principles in GAAP, reduce the cost and complexity in accounting for income taxes, and improve financial statement preparers’ application of income tax-related guidance. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. We early adopted this guidance in the first quarter of 2020. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update provided new guidance on the measurement of credit losses on financial instruments. Under the new guidance, credit losses on loans, trade and other receivables, held-to-maturity debt securities, and other instruments reflect our current expected credit losses and generally result in the earlier recognition of allowances for credit losses. Credit losses on available-for-sale debt securities with unrealized losses are recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. Additional disclosures are required, including information used to track credit quality by year of origination for most financing receivables. We were required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted with impairment of available-for-sale debt securities applied prospectively after adoption. We adopted the new guidance effective January 1, 2020. For additional information, see “Note 11—Loans and Interest Receivable.”

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

TRANSACTION REVENUES

We earn transaction revenues primarily from fees charged to merchants and consumers on a transaction basis. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. We estimate the amount of fee refunds that will be processed each quarter and record a provision against our net revenues. The volume of activity processed on our Payments Platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”). We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, and other miscellaneous fees.

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts generally renew automatically without any significant material rights. Some of our contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. We do not have any capitalized contract costs, and do not carry any material contract balances.

Our primary service comprises a single performance obligation to complete payments on our Payments Platform for our customers. Using our risk assessment tools, we perform a transaction risk assessment on individual transactions to determine whether a transaction should be authorized for completion on our Payments Platform. When we authorize a transaction, we become obligated to our customer to complete the payment transaction.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We provide merchants and consumers with protection programs for certain transactions completed on our Payments Platform. These programs are intended to protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if the purchased item is not received or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that a purchased item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs do not provide a separate service to our customers and we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

REVENUES FROM OTHER VALUE ADDED SERVICES

We earn revenues from other value added services, which is comprised primarily of revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services that we provide to our merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. In our partnership agreement with Synchrony, in addition to the revenue share we earn, we also recognized revenue for transition servicing activities which we performed on their behalf through the second quarter of 2019 using a relative selling price determined through the adjusted market assessment approach. We record revenue earned in revenues from other value added services on a net basis when we are considered the agent with respect to processing transactions.

We also earn revenues from interest and fees earned primarily on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances. Interest and fees earned on the portfolio of loans receivable are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Primary geographical markets
United States (“U.S.”)	$11,013	$9,417	$8,324
United Kingdom (“U.K.”)	2,340	1,872	1,658
Other countries(1)	8,101	6,483	5,469
Total revenues(2)	$21,454	$17,772	$15,451

Revenue category
Transaction revenues	$19,918	$16,099	$13,709
Revenues from other value added services	1,536	1,673	1,742
Total revenues(2)	$21,454	$17,772	$15,451
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total revenues include $597 million, $1.1 billion and $1.2 billion for the years ended December 31, 2020, 2019, and 2018, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivables, as well as hedging gains or losses and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$4,202	$2,459	$2,057
Denominator:
Weighted average shares of common stock—basic	1,173	1,174	1,184
Dilutive effect of equity incentive awards	14	14	19
Weighted average shares of common stock—diluted	1,187	1,188	1,203
Net income per share:
Basic	$3.58	$2.09	$1.74
Diluted	$3.54	$2.07	$1.71
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	2	1

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BUSINESS COMBINATIONS

ACQUISITIONS COMPLETED IN 2020

During the year ended December 31, 2020, we completed one acquisition reflecting 100% of the equity interests of the acquired company, for a purchase price of $3.6 billion.

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

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$2,962
Customer lists and user base	115
Marketing related	30
Developed technology	572
Total intangibles	$717
Accounts receivable, net	50
Deferred tax liabilities, net	(58)
Other net liabilities	(36)
Total purchase price	$3,635

The intangible assets acquired consist primarily of customer contracts, trade name/trademarks, and developed technology with estimated useful lives of three years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, and is attributable to the workforce of Honey and the synergies expected to arise from the acquisition through continued customer acquisition, cross selling initiatives, and product enhancements. Goodwill was not considered deductible for income tax purposes.

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

We have included the financial results of the acquired business in our consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition and pro forma results of operations have not been presented for the year ended December 31, 2020 because the effects of this acquisition were not material to our overall operations.

ACQUISITIONS COMPLETED IN 2019

There were no acquisitions accounted for as business combinations or divestitures completed in 2019.

ACQUISITIONS COMPLETED IN 2018

During the year ended December 31, 2018, we completed four acquisitions reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $2.7 billion.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Hyperwallet

We completed the acquisition of HWLT Holdings Inc. (“Hyperwallet”) in November 2018 by acquiring all outstanding shares for a total purchase price of approximately $400 million, consisting of cash consideration. We acquired Hyperwallet to enhance our payout capabilities and improve our ability to provide an integrated suite of payment solutions to e-commerce platforms and marketplaces around the world. The allocation of purchase consideration resulted in approximately $100 million of customer-related intangible assets, approximately $30 million of developed technology intangible assets, and approximately $2 million of marketing related intangible assets with estimated useful lives ranging from three to seven years, funds receivable and customer accounts of $412 million, funds payable and amounts due to customers of $412 million, net liabilities of approximately $32 million, and goodwill of approximately $300 million, which is attributable to the workforce of Hyperwallet and the synergies expected to arise from the acquisition. Goodwill was not considered deductible for income tax purposes.

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

The following table summarizes the final allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,600
Customer lists and user base	426
Marketing related	102
Developed technology	121
All other	1
Total intangibles	$650
Cash	103
Funds receivable and customer accounts	47
Funds payable and amounts due to customers	(47)
Deferred tax liabilities, net	(116)
Other net liabilities	(55)
Total purchase price	$2,182

The intangible assets acquired consist primarily of merchant relationships, trade name/trademarks, developed technology, and existing acquirer relationships with estimated useful lives ranging from three to seven years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is attributable to the workforce of iZettle and the synergies expected to arise from the acquisition. Goodwill was not considered deductible for income tax purposes.

Simility

We completed the acquisition of Simility, Inc. (“Simility”) in July 2018 by acquiring all outstanding shares for a total purchase price of $107 million, consisting of cash consideration. We acquired Simility to enhance our ability to deliver fraud prevention and risk management solutions to merchants globally. The allocation of purchase consideration resulted in approximately $18 million of developed technology intangible assets with an estimated useful life of three years, net assets of approximately $10 million, and goodwill of approximately $79 million, which is attributable to the workforce of Simility and the synergies expected to arise from the acquisition. Goodwill was not considered deductible for income tax purposes.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Acquisitions

In May 2018, we completed an acquisition which was accounted for as a business combination. The total purchase price for this acquisition was $16 million, consisting of cash consideration. The allocation of purchase consideration resulted in approximately $13 million of developed technology intangible assets with an estimated useful life of two years, net liabilities of $1 million, and goodwill of approximately $4 million, which is attributable to the workforce of the acquired company and the synergies expected to arise from the acquisition. Goodwill was not considered deductible for income tax purposes.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2020 and 2019:

	December 31, 2018	Goodwill Acquired	Adjustments	December 31, 2019	Goodwill Acquired	Adjustments	December 31, 2020
	(In millions)
Total goodwill	$6,284	$—	$(72)	$6,212	$2,962	$(39)	$9,135

The goodwill acquired during 2020 was associated with the acquisition of Honey. The adjustments to goodwill during 2020 and 2019 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets are as follows:

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,206	$(797)	$409	6	$1,114	$(700)	$414	7
Marketing related	321	(278)	43	3	294	(239)	55	3
Developed technology	999	(577)	422	3	445	(343)	102	3
All other	449	(275)	174	7	436	(229)	207	7
Intangible assets, net	$2,975	$(1,927)	$1,048		$2,289	$(1,511)	$778

Amortization expense for intangible assets was $451 million, $211 million, and $149 million for the years ended December 31, 2020, 2019, and 2018, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2019, we completed the acquisition of a 70 percent equity interest in Guofubao Information Technology Co. (GoPay), Ltd. (“GoPay”), a holder of payment business licenses in China. This transaction was accounted for as an asset acquisition because substantially all the fair value of the gross assets acquired is concentrated in the form of licenses. We recorded $190 million of other intangible assets with a weighted average useful life of seven years.
Expected future intangible asset amortization as of December 31, 2020 is as follows:

Fiscal years:	(In millions)
2021	$400
2022	338
2023	100
2024	99
2025	83
Thereafter	28
$1,048

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

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Lease expense
Operating lease expense	$166	$136
Sublease income	(6)	(6)
Total lease expense	$160	$130

Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$159	$131
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$345	$598
(1) Includes opening balance additions of $498 million for operating leases as a result of the adoption of the new lease accounting guidance effective January 1, 2019.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019
	(In millions, except weighted-average figures)
Operating lease right-of-use assets	$707	$479
Other current lease liabilities	144	104
Operating lease liabilities	642	403
Total operating lease liabilities	$786	$507
Weighted-average remaining lease term—operating leases	6.9 years	5.8 years
Weighted-average discount rate—operating leases	3%	5%

Future minimum lease payments for our operating leases as of December 31, 2020 were as follows:

Operating Leases
Fiscal years:	(In millions)
2021	$165
2022	132
2023	116
2024	106
2025	94
Thereafter	266
Total	$879
Less: present value discount	(93)
Lease liability	$786

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. We recognize rent expense under such agreements on a straight-line basis. Rent expense for the years ended December 31, 2020, 2019, and 2018 totaled $172 million, $130 million, and $94 million, respectively.

In the first quarter of 2020, we entered into a sale-leaseback arrangement as the seller-lessee for a data center as the buyer-lessor obtained control of the facility. We sold the data center and simultaneously entered into an operating lease agreement with the purchaser for the right to use the facility for eight years. The Company received proceeds of approximately $119 million, net of selling costs, which resulted in a de minimis net gain on the sale transaction.

During the year ended December 31, 2020, we incurred asset impairment charges of $30 million within restructuring and other charges on our consolidated statements of income. The impairments included a reduction to our ROU asset in the amount of $23 million, which were attributed to certain leased spaces we are no longer utilizing for our core business operations, a portion of which is being sub-leased.

As of December 31, 2020, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $51 million. These operating leases will commence prior to the end of fiscal year 2021 with lease terms of three to ten years.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2020	2019
	(In millions)
Property and equipment, net:
Computer equipment and software	$3,179	$2,804
Internal use software and website development costs	2,831	2,471
Land and buildings	307	430
Leasehold improvements	410	460
Furniture and fixtures	199	171
Development in progress and other	83	80
Total property and equipment, gross	7,009	6,416
Accumulated depreciation and amortization	(5,202)	(4,723)
Total property and equipment, net	$1,807	$1,693
Depreciation and amortization expense was $738 million in 2020, $701 million in 2019, and $627 million in 2018.
Non-cash investing activities involving property and equipment included in net changes to accounts payable as reflected in the consolidated statements of cash flows was an increase of $17 million in 2020, a decrease of $42 million in 2019, and a decrease of $10 million in 2018.

Geographical Information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease right-of-use assets:

	As of December 31,
	2020	2019
	(In millions)
Long-lived assets:
U.S.	$2,096	$1,862
Other countries	418	310
Total long-lived assets	$2,514	$2,172

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	(309)	9	(48)	55	2	(291)
Less: Amount of gain reclassified from AOCI	20	—	—	—	—	20
Net current period other comprehensive income (loss)	(329)	9	(48)	55	2	(311)
Ending balance	$(323)	$11	$(198)	$24	$2	$(484)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Loss	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$—	$2	$78
Other comprehensive income (loss) before reclassifications	62	14	(57)	(31)	(2)	(14)
Less: Amount of gain (loss) reclassified from AOCI	238	(1)	—	—	—	237
Net current period other comprehensive income (loss)	(176)	15	(57)	(31)	(2)	(251)
Ending balance	$6	$2	$(150)	$(31)	$—	$(173)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2018:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Foreign CTA	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(111)	$(12)	$(25)	$6	$(142)
Other comprehensive income (loss) before reclassifications	263	(1)	(68)	(4)	190
Less: Amount of loss reclassified from AOCI	(30)	—	—	—	(30)
Net current period other comprehensive income (loss)	293	(1)	(68)	(4)	220
Ending balance	$182	$(13)	$(93)	$2	$78

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI			Affected Line Item in the Statements of Income
	Year Ended December 31,
	2020	2019	2018
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$20	$238	$(30)	Net revenues
Unrealized losses on investments	—	(1)	—	Other income (expense), net
	$20	$237	$(30)	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$20	$237	$(30)	Net income

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Interest income	$88	$197	$168
Interest expense	(209)	(115)	(77)
Net gains on strategic investments	1,914	208	87
Other	(17)	(11)	4
Other income (expense), net	$1,776	$279	$182

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$13,222	$8,387
Time deposits	233	514
Available-for-sale debt securities	15,001	10,190
Funds receivable	4,962	3,436
Total funds receivable and customer accounts	$33,418	$22,527
Short-term investments:
Time deposits	$1,519	$614
Available-for-sale debt securities	6,689	2,734
Restricted cash	81	64
Total short-term investments	$8,289	$3,412
Long-term investments:
Time deposits	$31	$—
Available-for-sale debt securities	2,819	1,025
Restricted cash	7	—
Strategic investments	3,232	1,838
Total long-term investments	$6,089	$2,863

As of December 31, 2020 and 2019, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2020(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,566	$4	$—	$8,570
Foreign government and agency securities	1,504	2	—	1,506
Corporate debt securities	2,011	—	—	2,011
Short-term investments:
U.S. government and agency securities	1,510	—	—	1,510
Foreign government and agency securities	277	—	—	277
Corporate debt securities	4,900	2	—	4,902
Long-term investments:
U.S. government and agency securities	28	—	—	28
Foreign government and agency securities	1,305	—	(1)	1,304
Corporate debt securities	1,255	4	—	1,259
Asset-backed securities	228	—	—	228
Total available-for-sale debt securities(2)	$21,584	$12	$(1)	$21,595
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,996	$—	$—	$4,996
Foreign government and agency securities	1,392	—	—	1,392
Corporate debt securities	2,112	—	—	2,112
Short-term investments:
Foreign government and agency securities	533	—	—	533
Corporate debt securities	1,955	—	—	1,955
Long-term investments:
U.S. government and agency securities	140	—	—	140
Foreign government and agency securities	207	—	—	207
Corporate debt securities	636	2	—	638
Asset-backed securities	40	—	—	40
Total available-for-sale debt securities(2)	$12,011	$2	$—	$12,013
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $42 million and $54 million at December 31, 2020 and December 31, 2019, respectively, and were included in other current assets on our consolidated balance sheets.

As of December 31, 2020 and 2019, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses has not been deemed necessary in the current period, aggregated by length of time those individual securities have been in a continuous loss position was as follows:

	December 31, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$312	$—	$—	$—	$312	$—
Foreign government and agency securities	353	—	—	—	353	—
Corporate debt securities	641	—	—	—	641	—
Short-term investments:
U.S. government and agency securities	270	—	—	—	270	—
Foreign government and agency securities	72	—	—	—	72	—
Corporate debt securities	392	—	—	—	392	—
Long-term investments:
U.S. government and agency securities	28	—	—	—	28	—
Foreign government and agency securities	405	(1)	—	—	405	(1)
Corporate debt securities	97	—	—	—	97	—
Asset-backed securities	15	—	—	—	15	—
Total available-for-sale debt securities	$2,585	$(1)	$—	$—	$2,585	$(1)
(1) — Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,452	$—	$—	$—	$2,452	$—
Foreign government and agency securities	563	—	30	—	593	—
Corporate debt securities	825	—	—	—	825	—
Short-term investments:
Foreign government and agency securities	115	—	—	—	115	—
Corporate debt securities	424	—	—	—	424	—
Long-term investments:
U.S. government and agency securities	100	—	—	—	100	—
Foreign government and agency securities	75	—	—	—	75	—
Corporate debt securities	1	—	40	—	41	—
Asset-backed securities	26	—	4	—	30	—
Total available-for-sale debt securities	$4,581	$—	$74	$—	$4,655	$—
(1) — Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the year ended December 31, 2020 and 2019.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2020
	Amortized Cost	Fair Value
	(In millions)
One year or less	$17,416	$17,421
After one year through five years	4,168	4,174
Total	$21,584	$21,595

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of income. Marketable equity securities totaled $2.4 billion and $1.3 billion as of December 31, 2020 and 2019, respectively, including the impact of the sale of securities during the year ended December 31, 2020.

Our non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. As of December 31, 2020 and 2019, we had non-marketable equity securities of $10 million and $27 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee and account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income. The carrying value of our non-marketable equity securities totaled $789 million and $524 million as of December 31, 2020 and 2019, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement Alternative Adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Carrying amount, beginning of period	$497	$293
Adjustments related to non-marketable equity securities:
Net additions(1)	143	60
Gross unrealized gains	161	144
Gross unrealized losses and impairments	(22)	—
Carrying amount, end of period	$779	$497
(1) Net additions include additions from purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(In millions)
Cumulative gross unrealized gains	$378	$230
Cumulative gross unrealized losses and impairment	$(27)	$(5)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gain (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In millions)
Net unrealized gains	$1,610	$203

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$867	$—	$867
Short-term investments(2):
U.S. government and agency securities	1,510	—	1,510
Foreign government and agency securities	277	—	277
Corporate debt securities	4,902	—	4,902
Total short-term investments	6,689	—	6,689
Funds receivable and customer accounts(3):
Cash and cash equivalents	1,770	—	1,770
U.S. government and agency securities	8,570	—	8,570
Foreign government and agency securities	4,296	—	4,296
Corporate debt securities	2,135	—	2,135
Total funds receivable and customer accounts	16,771	—	16,771
Derivatives	42	—	42
Long-term investments(2), (4):
U.S. government and agency securities	28	—	28
Foreign government and agency securities	1,304	—	1,304
Corporate debt securities	1,259	—	1,259
Asset-backed securities	228	—	228
Marketable equity securities	2,443	2,443	—
Total long-term investments	5,262	2,443	2,819
Total financial assets	$29,631	$2,443	$27,188
Liabilities:
Derivatives	$410	$—	$410
(1) Excludes cash of $3.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $88 million and time deposits of $1.6 billion not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $16.6 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $789 million measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$2,835	$—	$2,835
Short-term investments(2):
Foreign government and agency securities	757	—	757
Corporate debt securities	1,977	—	1,977
Total short-term investments	2,734	—	2,734
Funds receivable and customer accounts(3):		—
Cash and cash equivalents	683	—	683
U.S. government and agency securities	4,996	—	4,996
Foreign government and agency securities	2,653	—	2,653
Corporate debt securities	2,541	—	2,541
Total funds receivable and customer accounts	10,873	—	10,873
Derivatives	135	—	135
Long-term investments(4):
U.S. government and agency securities	140	—	140
Foreign government and agency securities	207	—	207
Corporate debt securities	638	—	638
Asset-backed securities	40	—	40
Marketable equity securities	1,314	1,314	—
Total long-term investments	2,339	1,314	1,025
Total financial assets	$18,916	$1,314	$17,602
Liabilities:
Derivatives	$122	$—	$122
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

As of December 31, 2020 and 2019, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(In millions)
Funds receivable and customer accounts	$2,914	$1,690
Short-term investments	$—	$246
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In millions)
Funds receivable and customer accounts	$190	$(43)
Short-term investments	$(24)	$(8)
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our financial assets and liabilities held as of December 31, 2020 and 2019 for which a non-recurring fair value measurement was recorded during the year ended December 31, 2020 and 2019, respectively:

	December 31, 2020	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$335	$335
Other assets(2)	44	44
Total	$379	$379
(1) Excludes non-marketable equity investments of $444 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2020.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges recorded in 2020. See “Note 6—Leases” for additional information.

	December 31, 2019	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$303	303
(1) Excludes non-marketable equity investments of $194 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2019.

We measure the non-marketable equity investments accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Impairment losses on ROU lease assets related to office operating leases are calculated initially using estimated rental income per square foot derived from observable market data.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and notes receivable are carried at amortized cost, which approximates their fair value. Our fixed rate debt had a carrying value of approximately $8.9 billion and fair value of approximately $9.7 billion as of December 31, 2020. Our fixed rate debt had a carrying value and fair value of approximately $5.0 billion as of December 31, 2019. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash Flow Hedges

We have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of the foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our consolidated statements of cash flows.

As of December 31, 2020, we estimate that $287 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2020, 2019, and 2018, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2020 and 2019, we recognized $55 million in unrealized gain and $31 million in unrealized loss, respectively, on the foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. We have not reclassified any gains or losses from AOCI into earnings during any of the periods presented.

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

FAIR VALUE OF DERIVATIVE CONTRACTS
The fair value of our outstanding derivative instruments as of December 31, 2020 and 2019 was as follows:

	Balance Sheet Location	As of December 31,
		2020	2019
Derivative Assets:		(In millions)
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$—	$45
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	—	1
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	42	89
Total derivative assets		$42	$135

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$287	$58
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	35	13
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	88	51
Total derivative liabilities		$410	$122
MASTER NETTING AGREEMENTS - RIGHTS OF SETOFF
Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheets. Rights of setoff associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities by $34 million as of December 31, 2020 and $92 million as of December 31, 2019. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged:

	December 31, 2020	December 31, 2019
	(In millions)
Cash collateral posted(1)	$340	$12
Cash collateral received(2)	$1	$39
(1) Right to reclaim cash collateral related to our derivative liabilities recognized in other current assets on our consolidated balance sheets.
(2) Obligation to return counterparty cash collateral related to our derivative assets recognized in other current liabilities on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EFFECT OF DERIVATIVE CONTRACTS ON CONSOLIDATED STATEMENTS OF INCOME

The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
	Net revenues
Total amounts presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$21,454	$17,772	$15,451
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$20	$238	$(30)

The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
(Losses) gains on foreign exchange contracts recognized in other income (expense), net	$(110)	$24	$38
Gains on foreign exchange contracts recognized in net revenues	—	—	7
Losses on equity derivative contracts recognized in other income (expense), net(1)	(64)	—	—
Total (losses) gains recognized from contracts not designated as hedging instruments	$(174)	$24	$45
(1) During the year ended December 31, 2020, equity derivative contracts were entered into and matured which related to the sale of a portion of a strategic investment. The cash flows associated with the equity derivative contracts are classified in cash flows from investing activities on our consolidated statements of cash flows.
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

	Year Ended December 31,
	2020	2019
	(In millions)
Foreign exchange contracts designated as hedging instruments	$5,335	$4,550
Foreign exchange contracts not designated as hedging instruments	16,098	17,131
Total	$21,433	$21,681

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 11—LOANS AND INTEREST RECEIVABLE

We offer credit products to consumers and certain small and medium-sized merchants. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the year ended December 31, 2020 and 2019, we purchased approximately $1.8 billion and $4.7 billion in credit receivables, respectively.

CONSUMER RECEIVABLES

We offer revolving and installment credit products to consumers at checkout. The majority of these installment loans allow consumers to pay for a product over periods of 12 months or less. As of December 31, 2020 and 2019, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $2.2 billion and $1.3 billion, respectively.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history with our credit products where available. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

Consumer Receivables Delinquency and Allowance

The following table presents the delinquency status of consumer loans and interest receivable at December 31, 2020 and 2019. Since our consumer loans are primarily revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date. The “current” category represents balances that are within 29 days of the billing date.

	December 31, 2020		December 31, 2019
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$2,124	97.9%	$1,279	96.7%
30-59 days	15	0.7%	15	1.1%
60-89 days	11	0.5%	9	0.7%
90-179 days	19	0.9%	19	1.5%
Total consumer loans and interest receivable(1), (2), (3)	$2,169	100.0%	$1,322	100.0%
(1) Excludes receivables from other consumer credit products of $56 million and $92 million at December 31, 2020 and December 31, 2019, respectively.
(2) Includes installment loans of $556 million and $80 million at December 31, 2020 and December 31, 2019, respectively, substantially all of which were current and originated within the past 12 months.
(3) Balances at December 31, 2020 include the impact of payment holidays provided primarily in the second quarter of 2020 by the Company to some consumers as a part of our COVID-19 payment relief initiatives.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$49	$8	$57	$27	$3	$30
Adjustment for adoption of credit losses accounting standard	24	4	28	—	—	—
Provisions	245	50	295	34	11	45
Charge-offs	(69)	(12)	(81)	(44)	(6)	(50)
Recoveries(2)	27	—	27	31	—	31
Other(3)	23	3	26	1	—	1
Ending Balance	$299	$53	$352	$49	$8	$57
(1) Excludes allowances from other consumer credit products of $3 million and $10 million at December 31, 2020 and December 31, 2019, respectively.
(2) The recoveries were primarily related to fully charged-off U.S. consumer credit receivables not subject to the sale to Synchrony.
(3) Includes amounts related to foreign currency remeasurement.

Provisions for the year ended December 31, 2020 were primarily attributable to changes in current and projected macroeconomic conditions, including the impact of qualitative adjustments primarily related to the impact of payment holidays provided as part of our COVID-19 payment relief initiatives, and the overall growth in our portfolio. The increase in charge-offs for the year ended December 31, 2020 was primarily attributable to the overall growth in our portfolio.

The provision for current expected credit losses relating to our consumer loans receivable portfolio is recognized in transaction and credit losses on our consolidated statements of income. The provision for interest receivable due to interest earned on our consumer loans receivable portfolio is recognized in revenues from other value added services as a reduction to revenue. Loans receivable past the payment due date continue to accrue interest until they are charged off.

We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

MERCHANT RECEIVABLES

We offer access to credit products for certain small and medium-sized merchants through our PPWC and PPBL products, which we collectively refer to as our merchant lending offerings. As of December 31, 2020 and 2019, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.4 billion and $2.8 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $59 million and $124 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period, as well as the credit quality of our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a business financing loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, and prior repayment history with PayPal’s credit products where available, information sourced from consumer and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist the independent chartered financial institution in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans and advances.

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

December 31, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percent
Current	$884	$154	$4	$—	$—	$1,042	75.4%
30 - 59 Days	56	46	3	—	—	105	7.6%
60 - 89 Days	29	30	3	—	—	62	4.5%
90 - 179 Days	58	77	7	—	—	142	10.3%
180+ Days	6	20	5	—	—	31	2.2%
Total(1)	$1,033	$327	$22	$—	$—	$1,382	100%
(1) Balances include the impact of payment holidays provided primarily during the second quarter of 2020 and modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

The following table presents our estimate of the principal amount of merchant loans, advances, and interest and fees receivable past their original expected or contractual repayment period as of December 31, 2019, prior to the adoption of the new credit losses accounting guidance as described in “Note 1—Overview and Summary of Significant Accounting Policies.”

December 31, 2019
(In millions, except percentages)
Within Original Expected or Contractual Repayment Period	30 - 59 Days Greater	60 - 89 Days Greater	90 - 179 Days Greater	180+ Days	Total Past Original Expected or Contractual Repayment Period	Total
$2,523	$115	$61	$100	$17	$293	$2,816
89.6%	4.1%	2.1%	3.6%	0.6%	10.4%	100%

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$171	$20	$191	$115	$15	$130
Adjustment for adoption of credit losses accounting standard	165	17	182	—	—	—
Provisions	358	33	391	240	26	266
Charge-offs	(274)	(27)	(301)	(201)	(21)	(222)
Recoveries	20	—	20	17	—	17
Ending Balance	$440	$43	$483	$171	$20	$191

Provisions for the year ended December 31, 2020 were primarily attributable to changes in current and projected macroeconomic conditions as well as originations occurring primarily in the first quarter of 2020. The provisions associated with changes in current and projected macroeconomic conditions included the impact of qualitative adjustments to account for limitations in our current expected credit loss models that have arisen due to the extreme fluctuations in both the actual and projected macroeconomic conditions during the period and to incorporate varying degrees of merchant performance in the current environment and expected performance in future periods. The increase in charge-offs for the year ended December 31, 2020 was primarily attributable to a significant expansion of the portfolio in 2019.

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

Troubled Debt Restructurings

In instances where a merchant is able to demonstrate that they are experiencing financial difficulty, there may be a modification of the loans or advances and the related interest receivable for which it is probable that without modification we will be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and to help enable us to mitigate losses.

These modifications include an increase in term by 1 to 5.5 years while moving the delinquency status to current. The fee on some of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our consolidated statements of income in the year ended December 31, 2020.

Allowances for TDRs are assessed separately from other loans within our portfolio and are determined by estimating current expected credit losses utilizing the modified term and interest rate assumptions. Historical loss estimates are utilized in addition to macroeconomic assumptions to determine expected credit loss rates. Further, we include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table shows the merchant loans and interest receivables which have been modified as TDRs in the year ended December 31, 2020:

	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	13	$354	37
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. As of December 31, 2020, the amount of merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments were de minimis.
NOTE 12—DEBT

FIXED RATE NOTES

On May 18, 2020, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2020.

On September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion. Interest on these notes is payable in arrears semiannually (payable March 26 and September 26 for the notes due in 2022 and payable April 1 and October 1 for the remaining notes).

The notes issued from the May 2020 and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” We may redeem these Notes in whole, at any time, or in part, from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2020 and 2019, we had an outstanding aggregate principal amount of $9.0 billion and $5.0 billion, respectively, related to the Notes. The following table summarizes the Notes:

			As of December 31,
	Maturities	Effective Interest Rate	2020	2019
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$1,000	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	$1,000	$—
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	—
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	—
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	—
Total term debt			9,000	5,000

Unamortized premium (discount) and issuance costs, net			(61)	(35)
Total carrying amount of term debt			$8,939	$4,965
The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $190 million and $35 million for the year ended December 31, 2020 and 2019, respectively.

CREDIT FACILITIES

Five-Year Revolving Credit Facility

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British Pound, Canadian dollar, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2020, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the Credit Agreement.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement bear interest at either (i) the applicable eurocurrency rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, (ii) the applicable overnight rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, or (iii) a formula based on the prime rate, the federal funds effective rate, or LIBOR plus a margin (based on our public debt ratings) ranging from zero to 0.375 percent. The Credit Agreement will terminate and all amounts owed thereunder will be due and payable in September 2024, unless the commitments are terminated earlier. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of December 31, 2020, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2020, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The total interest expense and fees we recorded related to the Credit Agreement was approximately $16 million for the year ended December 31, 2020.

364-Day Revolving Credit Facility

In September 2019, we entered into a 364-Day credit agreement that provided for an unsecured $1.0 billion 364-Day revolving credit facility, which terminated in September 2020.

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

Other Available Facilities

We also maintain an uncommitted credit facility with a borrowing capacity of approximately $30 million, where we can withdraw and utilize the funds at our discretion for general corporate purposes. The interest rate term for this facility reflects prevailing market rates for companies with strong credit ratings. As of December 31, 2020, the majority of the borrowing capacity under this credit facility was available, subject to customary conditions to borrowing.

FUTURE PRINCIPAL PAYMENTS

As of December 31, 2020, the future principal payments associated with our long term debt were as follows (in millions):

2021	$—
2022	1,000
2023	1,000
2024	1,250
2025	1,000
Thereafter	4,750
Total	$9,000

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2020 and 2019, approximately $3.0 billion and $3.1 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of the PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

LITIGATION AND REGULATORY MATTERS

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements at that time. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 13, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material for the year ended December 31, 2020. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Regulatory Proceedings

We are required to comply with U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). In March 2015, we reached a settlement with OFAC regarding possible violations arising from our sanctions compliance practices between 2009 and 2013, prior to the implementation of our real-time transaction scanning program. Subsequently, we have self-reported additional transactions that were inadvertently processed but subsequently identified as possible violations, and we have received new subpoenas from OFAC seeking additional information about certain of these transactions. Such self-reported transactions could result in claims or actions against us, including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019. This self-reported matter relates to PPAU incorrectly filing required international funds transfer instructions over a period of time under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019. As required under the terms of AUSTRAC’s notice, as amended, PPAU issued to AUSTRAC the external auditor’s interim reports on December 31, 2019, March 13, 2020, May 6, 2020 and July 7, 2020 and a final report on August 31, 2020.

AUSTRAC has notified PPAU that its enforcement team is investigating the matters reported upon by the external auditor in its August 31, 2020 final report. PPAU is continuing to cooperate with AUSTRAC in all respects, including remediation activities, ongoing regular engagement with AUSTRAC, responding to requests for information and documents, and reporting to AUSTRAC of international funds transfer instructions based on the operation of the AML/CTF Act. We cannot estimate the potential impact, if any, on our business or financial statements at this time. In the event an adverse outcome arises from any associated enforcement, proceeding, or other further matter initiated by AUSTRAC, this could result in enforceable undertakings, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

On January 21, 2021, we received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) related to Venmo’s unauthorized funds transfers and collections processes, and related matters. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in connection with this CID.

Legal Proceedings

In November 2017, we announced that we had suspended the operations of TIO Networks (“TIO”) as part of an ongoing investigation of security vulnerabilities of the TIO platform. On December 1, 2017, we announced that we had identified evidence of unauthorized access to TIO’s network and the potential compromise of personally identifiable information for approximately 1.6 million TIO customers. We have received a number of governmental inquiries, and we may be subject to additional inquiries in the future. In addition, on December 6, 2017, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California (the “Court”) against the Company, its Chief Executive Officer, its Chief Financial Officer and Hamed Shahbazi, the former chief executive officer of TIO alleging violations of federal securities laws. The plaintiffs filed their operative, second amended complaint (the “SAC”) on July 13, 2018. The SAC names TIO Networks ULC, TIO Networks USA, Inc., and John Kunze (at that time, the Company’s Vice President, Global Consumer Products and Xoom) as additional defendants, but no longer names Hamed Shabazi as a defendant. The SAC is purportedly brought on behalf of all persons other than the defendants who acquired the Company’s securities between November 10, 2017 and December 1, 2017, and alleges that the Company’s November 2017 announcement was false and misleading because it only disclosed security vulnerabilities on TIO’s platform, rather than an actual security breach affecting millions of TIO users that defendants were allegedly aware of at the time of the announcement. Defendants filed their motion to dismiss the SAC on March 15, 2019, and the Court granted the defendants’ motion with prejudice on September 18, 2019. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit, and on December 17, 2020, the Ninth Circuit issued a memorandum decision affirming the dismissal. We may be subject to additional litigation relating to TIO’s data security platform or the suspension of TIO’s operations in the future.

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

INDEMNIFICATION PROVISIONS

Our agreements with eBay governing our separation from eBay provide for specific indemnity and liability obligations for both eBay and us. Disputes between eBay and us have arisen and others may arise in the future, and an adverse outcome in such matters could materially and adversely impact our business, results of operations, and financial condition. In addition, the indemnity rights we have against eBay under the agreements may not be sufficient to protect us, and our indemnity obligations to eBay may be significant.

In the ordinary course of business, we include limited indemnification provisions in certain of our agreements with parties with whom we have commercial relationships. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. We have provided an indemnity for other types of third-party claims, which are indemnities related primarily to intellectual property rights, confidentiality, willful misconduct, data privacy obligations, and certain breach of contract claims. We have also provided an indemnity to our payments processors in the event of card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation.

PayPal has participated in the U.S. Government’s Paycheck Protection Program administered by the U.S. Small Business Administration. Loans made under this program are funded by an independent chartered financial institution that we partner with. We receive a fee for providing origination services and loan servicing for these loans and retain operational risk related to those activities. We have agreed, under certain circumstances, to indemnify the chartered financial institution in connection with the services provided for loans made under this program.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At December 31, 2020 and 2019, the allowance for transaction losses totaled $144 million and $136 million, respectively. The allowance for negative customer balances was $270 million and $263 million at December 31, 2020 and 2019, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the year end December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(In millions)
Beginning balance	$399	$344
Provision	1,135	1,092
Realized losses	(1,208)	(1,098)
Recoveries	88	61
Ending balance	$414	$399

NOTE 14—STOCK REPURCHASE PROGRAMS

In April 2017, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $5 billion of our common stock, with no expiration from the date of authorization. In July 2018, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. This program became effective in the first quarter of 2020 upon completion of the April 2017 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties, and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

During the year ended December 31, 2020, we repurchased approximately 12 million shares of our common stock for approximately $1.6 billion at an average cost of $136.19. These shares were purchased in the open market under our stock repurchase programs authorized in April 2017 and July 2018. As of December 31, 2020, a total of approximately $8.4 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

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

NOTE 15—STOCK-BASED AND EMPLOYEE SAVINGS PLANS

EQUITY INCENTIVE PLAN

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance based restricted stock units (“PBRSUs”), deferred stock units (“DSUs”), and stock payments, may be granted to our directors, officers, and employees. At December 31, 2020, 70 million shares were authorized under the Plan and 49 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

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

Certain of our executives and non-executives are eligible to receive PBRSUs, which are equity awards that may be earned based on an initial target number. The final number of PBRSUs may vest and settle depending on the Company’s performance against pre-established performance metrics over a predefined performance period. PBRSUs granted under the Plan generally have one to three-year performance periods with cliff vesting following the completion of the performance period, subject to the Compensation Committee’s approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PBRSUs that may be issued and related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PBRSUs issued could range from 0% to 200% of the target amount.

EMPLOYEE STOCK PURCHASE PLAN
Under the terms of the Employee Stock Purchase Plan (“ESPP”), shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. For the years ended December 31, 2020, 2019, and 2018, our employees purchased 1.7 million, 1.8 million, and 2.4 million shares under the ESPP at an average per share price of $80.36, $66.36, and $43.09, respectively. As of December 31, 2020, approximately 50 million shares were reserved for future issuance under the ESPP.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
STOCK OPTION ACTIVITY
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2020	476	$25.18
Assumed	574	$1.88
Exercised	(441)	$10.23
Forfeited/expired/canceled	(18)	$3.51
Outstanding at December 31, 2020	591	$14.37	4.89	$128,143
Expected to vest	244	$4.48	6.92	$55,345
Options exercisable	329	$22.25	3.26	$68,780

The weighted average grant date fair value of options assumed from acquisitions during the year ended December 31, 2020 and 2018 was $108.61 and $72.02, respectively. No options were granted or assumed in 2019. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at December 31, 2020. During the years ended December 31, 2020, 2019, and 2018, the aggregate intrinsic value of options exercised under the Plan was $66 million, $51 million, and $71 million, respectively, determined as of the date of option exercise. At December 31, 2020, all outstanding options were in-the-money.

RSU, PBRSU, AND RESTRICTED STOCK ACTIVITY

The following table summarizes the RSUs, PBRSUs, and restricted stock activity under the Plan as of December 31, 2020 and changes during the year ended December 31, 2020:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2020	23,009	$83.61
Awarded and assumed(1), (2)	16,592	$113.63
Vested(1)	(14,170)	$77.50
Forfeited	(2,267)	$101.44
Outstanding at December 31, 2020	23,164	$107.13
Expected to vest	20,767
(1) Includes approximately 1.4 million of additional PBRSUs issued during 2020 due to the achievement of company performance metrics on awards granted in previous years.
(2) Includes approximately 0.6 million in RSUs assumed from our Honey acquisition in 2020.
During the years ended December 31, 2020, 2019, and 2018, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $1.7 billion, $1.6 billion, and $1.4 billion, respectively.

In the year ended December 31, 2020, the Company granted 1.4 million PBRSUs with a one-year performance period (fiscal 2020), which will become fully vested following the completion of the performance period in February 2021 (one year from the annual incentive award cycle grant date), and 0.7 million PBRSUs with a three-year performance period.

In the year ended December 31, 2019, the Company granted 1.5 million PBRSUs with a one-year performance period (fiscal 2019), which became fully vested following the completion of the performance period in February 2020 (one year from the annual incentive award cycle grant date), and 0.9 million PBRSUs with a three-year performance period.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
STOCK-BASED COMPENSATION EXPENSE
We record stock-based compensation expense for the Plan in accordance with U.S. GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Plan for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Customer support and operations	$250	$198	$174
Sales and marketing	172	127	125
Technology and development	529	420	303
General and administrative	460	305	269
Total stock-based compensation expense	$1,411	$1,050	$871

Capitalized as part of internal use software and website development costs	$48	$38	$38
Income tax benefit recognized for stock-based compensation arrangements	$239	$176	$154

As of December 31, 2020, there was approximately $1.4 billion of unearned stock-based compensation estimated to be expensed primarily from 2021 through 2022. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

EMPLOYEE SAVINGS PLANS

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution per employee of $11,600 in 2020 and $11,200 in both 2019 and 2018. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2020, 2019, and 2018, the matching contribution expense for our U.S. and international savings plans was approximately $72 million, $59 million, and $51 million, respectively.

NOTE 16—INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
United States	$1,504	$8	$(474)
International	3,561	2,990	2,850
Income before income taxes	$5,065	$2,998	$2,376

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The income tax expense is composed of the following:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$310	$132	$180
State and local	143	47	32
Foreign	245	629	278
Total current portion of income tax expense	$698	$808	$490
Deferred:
Federal	$259	$(107)	$(115)
State and local	(32)	(39)	(35)
Foreign	(62)	(123)	(21)
Total deferred portion of income tax expense	165	(269)	(171)
Income tax expense	$863	$539	$319

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.2%	0.3%	(0.1)%
Foreign income taxed at different rates	(7.4)%	(5.0)%	(3.9)%
Stock-based compensation expense	(1.2)%	(3.9)%	(4.1)%
Tax credits	(2.0)%	(2.4)%	(2.1)%
Change in valuation allowances	0.1%	0.1%	—%
Intra-group transfer of intellectual property	4.1%	7.6%	0.7%
Other	0.2%	0.3%	1.9%
Effective income tax rate	17.0%	18.0%	13.4%

For the year ended December 31, 2020, the difference between the effective income tax rate and the U.S. federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates, partially offset by tax expense related to the intra-group transfer of intellectual property. For the year ended December 31, 2019, the difference between the effective income tax rate and the federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and stock-based compensation deductions, partially offset by tax expense related to the intra-group transfer of intellectual property. For the year ended December 31, 2018, the difference between the effective income tax rate and the federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and stock-based compensation deductions.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2020	2019
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$201	$182
Accruals and allowances	413	235
Lease liability	188	120
Partnership investment	6	8
Stock-based compensation	196	160
Net unrealized losses	4	5
Fixed assets and other intangibles	11	88
Total deferred tax assets	1,019	798
Valuation allowance	(166)	(184)
Net deferred tax assets	$853	$614
Deferred tax liabilities:
Unremitted foreign earnings	$(21)	$(17)
Acquired intangibles	(153)	(103)
Lease asset	(172)	(116)
Net unrealized gains	(440)	(71)
Total deferred tax liabilities	(786)	(307)
Net deferred tax assets	$67	$307
The following table shows the deferred tax assets and liabilities within our consolidated balance sheets:

		As of December 31,
		2020	2019
	Balance Sheet Location	(In millions)
Total deferred tax assets (non-current)	Other assets	$142	$396
Total deferred tax liabilities (non-current)	Deferred tax liability and other long-term liabilities	(75)	(89)
Total net deferred tax assets		$67	$307

As of December 31, 2020, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $14 million, $336 million, and $316 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2022, and the state net operating loss carryforwards will begin to expire in 2021. Approximately $4 million of the foreign net operating loss carryforwards will begin to expire in 2021, $46 million will begin to expire in 2024, $70 million will begin to expire in 2034, and $196 million has no expiration date and may be carried forward indefinitely. As of December 31, 2020, our federal and state tax credit carryforwards for income tax purposes were approximately $16 million and $244 million, respectively. If not utilized, the federal tax credits will begin to expire in 2029. Approximately $13 million of the state tax credits will begin to expire in 2021, $22 million will begin to expire in 2028, $8 million will begin to expire in 2035, and $201 million may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We have elected the tax law ordering approach to assess the realizability of our net operating losses. During the year ended December 31, 2020, we decreased our valuation allowance by $18 million and during the years ended December 31, 2019 and 2018, we increased our valuation allowance by $52 million and $39 million, respectively. At December 31, 2020, 2019, and 2018, we maintained a valuation allowance with respect to certain of our deferred tax assets relating to operating losses in certain states and foreign jurisdictions and tax credits in certain states that we believe are not likely to be realized.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2020, none of our unremitted foreign earnings of approximately $7.2 billion are considered to be indefinitely reinvested. We have accrued $21 million of deferred U.S. state and foreign withholding taxes on the $7.2 billion of undistributed foreign earnings.
We benefit from agreements concluded in certain jurisdictions, most significantly Singapore and, through 2019, Luxembourg. In December 2019, a new agreement was concluded in Singapore. The new agreement took effect January 1, 2021 and will be in effect from 2021 through 2030. In December 2019, the Luxembourg government passed legislation confirming that tax agreements granted before January 1, 2015 will no longer be binding after December 31, 2019. These agreements result in significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under these agreements. These agreements resulted in tax savings of approximately $596 million, $472 million, and $465 million in 2020, 2019, and 2018, respectively. The benefit of these agreements on our net income per share (diluted) was approximately $0.50, $0.40, and $0.39 in 2020, 2019, and 2018, respectively.
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$1,141	$800	$424
Increases related to prior period tax positions	92	97	120
Decreases related to prior period tax positions	(78)	(28)	(6)
Increases related to current period tax positions	360	336	287
Settlements	(34)	(63)	(20)
Statute of limitation expirations	(2)	(1)	(5)
Gross amounts of unrecognized tax benefits as of the end of the period	$1,479	$1,141	$800
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $1.1 billion.

In December 31, 2020, 2019, and 2018, we recognized net interest and penalties of $40 million, $63 million, and $57 million, respectively, related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2020 and 2019 was approximately $211 million and $171 million, respectively.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2008 to 2019 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2007 primarily include the U.S. (Federal and California), Germany, India, Israel, and Singapore. During 2020, we settled income tax audits in various jurisdictions including France, Germany, and California. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.
Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2020 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed a lower court decision in Altera Corp. v. Commissioner and held that a Treasury Regulation requiring stock-based compensation to be included in a qualified intercompany cost sharing arrangement was valid. In June 2020, the U.S. Supreme Court denied Altera’s petition for certiorari. We have reviewed this decision and determined that no adjustment to our consolidated financial statements is required as a result of this development.

In connection with our separation from eBay in 2015, we entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. Under the tax matters agreement, eBay is generally responsible for all additional taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that were transferred to PayPal pursuant to the separation) arising after the separation date with respect to the taxable periods (or portions thereof) ended on or prior to July 17, 2015, except for those taxes for which PayPal has reflected an unrecognized tax benefit in its financial statements on the separation date.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—RESTRUCTURING AND OTHER CHARGES

In the first quarter of the years ended December 31, 2020, 2019, and 2018, management approved strategic reductions of the existing global workforce, which resulted in restructuring charges of $109 million, $78 million, and $25 million, respectively.

The approved strategic reduction in 2020 is part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction. We experienced delays, primarily as a result of COVID-19, in the execution of these restructuring actions, which are now expected to be completed by the end of the first quarter of 2021.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2020:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2020	$9
Charges	109
Payments	(63)
Accrued liability as of December 31, 2020	$55
Additionally, in 2020, we incurred asset impairment charges of $30 million due to the write-off of certain ROU lease assets and related leasehold improvements in conjunction with exiting certain leased properties. See “Note 6—Leases” for additional information.

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
The strategic reduction approved in the first quarter of 2018 included restructuring charges related to the decision to wind down TIO’s operations. We incurred employee and severance benefits expenses under the 2018 strategic reductions, which were substantially completed by the end of 2018.

PayPal Holdings, Inc.

SUPPLEMENTARY DATA — QUARTERLY UNAUDITED FINANCIAL DATA

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2020 and 2019.

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$4,618	$5,261	$5,459	$6,116
Net income	$84	$1,530	$1,021	$1,567
Net income per share - basic	$0.07	$1.30	$0.87	$1.34
Net income per share - diluted	$0.07	$1.29	$0.86	$1.32
Weighted average shares:
Basic	1,173	1,173	1,172	1,172
Diluted	1,185	1,184	1,190	1,191

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited, in millions, except per share amounts)
Net revenues	$4,128	$4,305	$4,378	$4,961
Net income	$667	$823	$462	$507
Net income per share - basic	$0.57	$0.70	$0.39	$0.43
Net income per share - diluted	$0.56	$0.69	$0.39	$0.43
Weighted average shares:
Basic	1,171	1,175	1,175	1,174
Diluted	1,188	1,187	1,188	1,187

PayPal Holdings, Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charged to Other Accounts(1)	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2018	$266	$1,059	$—	$(981)	$344
Year Ended December 31, 2019	$344	$1,092	$—	$(1,037)	$399
Year Ended December 31, 2020	$399	$1,135	$—	$(1,120)	$414
Allowance for Loans and Interest Receivable
Year Ended December 31, 2018	$129	$243	$—	$(200)	$172
Year Ended December 31, 2019	$172	$325	$—	$(239)	$258
Year Ended December 31, 2020	$258	$689	$210	$(319)	$838
(1) The amount is related to the impact of the adjustment recorded for adoption of the credit losses accounting standard.

PayPal Holdings, Inc.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
2.02	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and Bill Me Later, Inc.		8-K	11/16/2017
2.03	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and PayPal (Europe) S.à r.l. et Cie. S.C.A.		8-K	11/16/2017
2.04	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and Bill Me Later, Inc.		10-Q	7/26/2018
2.05	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and PayPal (Europe) S.à r.l. et Cie. S.C.A.		10-Q	7/26/2018
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws effective January 17, 2019		8-K	1/18/2019
4.01	Description of Securities		10-K	2/6/2020
4.02	Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.03	Officer’s Certificate, dated as of September 26, 2019, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.04	Form of 2022 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.05	Form of 2024 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.06	Form of 2026 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.07	Form of 2029 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.08	Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	5/18/2020
4.09	Form of 2023 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.10	Form of 2025 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.11	Form of 2030 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.12	Form of 2050 Note (included in Exhibit 4.08)		8-K	5/18/2020
10.01	Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015		8-K	7/20/2015
10.02	Amendment, dated June 30, 2016, to the Operating Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S, dated July 17, 2015		10-Q	7/26/2016
10.03	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015		8-K	7/20/2015
10.04	Employee Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc., dated July 17, 2015		8-K	7/20/2015

PayPal Holdings, Inc.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.05	Intellectual Property Matters Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S., dated July 17, 2015		8-K	7/20/2015
10.06	Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents		8-K	9/12/2019
10.07	364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	9/12/2019
10.08+	PayPal Employee Incentive Plan, as amended and restated.		DEF 14A	4/14/2016
10.09+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan		8-K	5/25/2018
10.10+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019
10.11+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan		8-K	12/30/2019
10.12+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers		10-12B/A	5/14/2015
10.13+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.14+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated		10-Q	4/27/2017
10.15+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.16+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.17+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.18+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.19+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.20+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.21+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland		10-K	2/11/2016
10.22+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach		10-K	2/11/2016
10.23+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.24+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.25+	Letter Agreement effective February 20, 2019 between Mark Britto and PayPal Holdings, Inc.		10-Q	4/25/2019
10.26+	Letter Agreement dated December 22, 2018 between Allison Johnson and PayPal Holdings, Inc.		10-Q	4/25/2019
10.27+	Independent Director Compensation Policy	X

PayPal Holdings, Inc.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.29	First Amendment, dated as of March 23, 2020, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents		10-Q	5/7/2020
10.30	First Amendment, dated as of March 23, 2020, to the 364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent		10-Q	5/7/2020
10.31	Joinder Agreement, dated as of March 25, 2020, among PayPal International Treasury Centre S.à r.l., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.32	Joinder Agreement, dated as of March 25, 2020, among PayPal (Europe) S.à r.l. et Cie, S.C.A., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.33	Joinder Agreement, dated as of March 27, 2020, among PayPal Pte. Ltd., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.34	Joinder Agreement, dated as of March 31, 2020, among PayPal Australia Pty Limited, PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
21.01	List of Subsidiaries	X
22.01	PricewaterhouseCoopers LLP consent	X
23.01	Power of Attorney (see signature page)	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

PayPal Holdings, Inc.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
101	The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	X
+ Indicates a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2021.

PayPal Holdings, Inc.

By:	/s/ Daniel H. Schulman
	Name: Title:	Daniel H. Schulman President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Schulman, John D. Rainey, A. Louise Pentland, Brian Y. Yamasaki and Jeffrey W. Karbowski, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 4, 2021.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Daniel H. Schulman	By:	/s/ John D. Rainey
	Daniel H. Schulman		John D. Rainey
	President, Chief Executive Officer and Director		Chief Financial Officer and Executive Vice President, Global Customer Operations

Principal Accounting Officer:

		By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Jonathan Christodoro
	Rodney C. Adkins		Jonathan Christodoro
	Director		Director

By:	/s/ John J. Donahoe	By:	/s/ David W. Dorman
	John J. Donahoe		David W. Dorman
	Director		Director

By:	/s/ Belinda Johnson	By:	/s/ Gail J. McGovern
	Belinda Johnson		Gail J. McGovern
	Director		Director

By:	/s/ Deborah M. Messemer	By:	/s/ David M. Moffett
	Deborah M. Messemer		David M. Moffett
	Director		Director

By:	/s/ Ann M. Sarnoff	By:	/s/ Frank D. Yeary
	Ann M. Sarnoff		Frank D. Yeary
	Director		Director