Form 10-Q
period 2021-03-31
PayPal Holdings, Inc.
filed 2021-05-06
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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
Yes ☐ No  ☒
As of April 30, 2021, there were 1,174,728,054 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 2: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$4,794
Short-term investments	7,369	8,289
Accounts receivable, net	674	577
Loans and interest receivable, net of allowances of $744 and $838 as of March 31, 2021 and December 31, 2020, respectively	2,731	2,769
Funds receivable and customer accounts	35,623	33,418
Prepaid expenses and other current assets	1,318	1,148
Total current assets	53,432	50,995
Long-term investments	5,994	6,089
Property and equipment, net	1,806	1,807
Goodwill	9,117	9,135
Intangible assets, net	938	1,048
Other assets	1,230	1,305
Total assets	$72,517	$70,379
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191	$252
Funds payable and amounts due to customers	38,323	35,418
Accrued expenses and other current liabilities	2,731	2,648
Income taxes payable	95	129
Total current liabilities	41,340	38,447
Deferred tax liability and other long-term liabilities	2,794	2,930
Long-term debt	8,942	8,939
Total liabilities	53,076	50,316
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,174 and 1,172 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 122 and 117 shares as of March 31, 2021 and December 31, 2020, respectively	(9,830)	(8,507)
Additional paid-in-capital	16,161	16,644
Retained earnings	13,463	12,366
Accumulated other comprehensive income (loss)	(353)	(484)
Total PayPal stockholders’ equity	19,441	20,019
Noncontrolling interest	—	44
Total equity	19,441	20,063
Total liabilities and equity	$72,517	$70,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share data)
	(Unaudited)
Net revenues	$6,033	$4,618
Operating expenses:
Transaction expense	2,275	1,739
Transaction and credit losses	273	591
Customer support and operations	518	399
Sales and marketing	602	371
Technology and development	741	605
General and administrative	524	486
Restructuring and other charges	58	29
Total operating expenses	4,991	4,220
Operating income	1,042	398
Other income (expense), net	(170)	(135)
Income before income taxes	872	263
Income tax (benefit) expense	(225)	179
Net income	$1,097	$84

Net income per share:
Basic	$0.94	$0.07
Diluted	$0.92	$0.07

Weighted average shares:
Basic	1,173	1,173
Diluted	1,190	1,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(In millions)
	(Unaudited)
Net income	$1,097	$84
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(53)	(171)
Net investment hedge CTA gain	—	71
Unrealized gains on cash flow hedges, net	198	144
Tax expense on unrealized gains on cash flow hedges, net	(3)	(2)
Unrealized (losses) gains on investments, net	(15)	15
Tax benefit (expense) on unrealized (losses) gains on investments, net	4	(4)
Other comprehensive income (loss), net of tax	131	53
Comprehensive income	$1,228	$137
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	1,097	—	1,097
Foreign CTA	—	—	—	(53)	—	—	(53)
Unrealized gains on cash flow hedges, net	—	—	—	198	—	—	198
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	—	(3)
Unrealized losses on investments, net	—	—	—	(15)	—	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(870)	—	—	—	(870)
Common stock repurchased	(5)	(1,323)	—	—	—	—	(1,323)
Stock-based compensation	—	—	387	—	—	—	387
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at March 31, 2021	1,174	$(9,830)	$16,161	$(353)	$13,463	$—	$19,441

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	84	—	84
Foreign CTA	—	—	—	(171)	—	—	(171)
Net investment hedge CTA gain	—	—	—	71	—	—	71
Unrealized gains on cash flow hedges, net	—	—	—	144	—	—	144
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(2)	—	—	(2)
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	8	—	(382)	—	—	—	(382)
Common stock repurchased	(8)	(800)	—	—	—	—	(800)
Stock-based compensation	—	—	295	—	—	—	295
Balances at March 31, 2020	1,173	$(7,672)	$15,501	$(120)	$8,258	$44	$16,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,097	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	273	591
Depreciation and amortization	300	293
Stock-based compensation	368	283
Deferred income taxes	—	(79)
Net losses on strategic investments	120	124
Other	51	(5)
Changes in assets and liabilities:
Accounts receivable	(97)	77
Accounts payable	(34)	(21)
Income taxes payable	(33)	51
Other assets and liabilities	(287)	23
Net cash provided by operating activities	1,758	1,421
Cash flows from investing activities:
Purchases of property and equipment	(221)	(206)
Proceeds from sales of property and equipment	—	119
Changes in principal loans receivable, net	75	(386)
Purchases of investments	(10,975)	(3,593)
Maturities and sales of investments	9,718	5,511
Acquisitions, net of cash and restricted cash acquired	—	(3,612)
Funds receivable	(180)	(387)
Net cash used in investing activities	(1,583)	(2,554)
Cash flows from financing activities:
Proceeds from issuance of common stock	2	1
Purchases of treasury stock	(1,323)	(800)
Tax withholdings related to net share settlements of equity awards	(863)	(402)
Borrowings under financing arrangements	—	3,000
Funds payable and amounts due to customers	3,011	526
Other financing activities	—	(15)
Net cash provided by financing activities	827	2,310
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(42)	(178)
Net change in cash, cash equivalents, and restricted cash	960	999
Cash, cash equivalents, and restricted cash at beginning of period	18,040	15,743
Cash, cash equivalents, and restricted cash at end of period	$19,000	$16,742

Supplemental cash flow disclosures:
Cash paid for interest	$12	$11
Cash paid for income taxes, net	$87	$30

The below table reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$5,717	$7,854
Short term investments	26	17
Funds receivable and customer accounts	13,257	8,871
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$19,000	$16,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW AND ORGANIZATION

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device when sending payments or getting paid. We also facilitate person-to-person payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, Zettle, and Hyperwallet products and services, comprise our proprietary Payments Platform.

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest reported was a component of equity on our condensed consolidated balance sheets and represented the equity interests not owned by PayPal and was recorded for consolidated entities we controlled and of which we owned less than 100%. Noncontrolling interest was not presented separately on our condensed consolidated statements of income as the amount was de minimis.
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
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of March 31, 2021, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. The carrying value of our investments that are VIEs was de minimis and included as non-marketable equity securities accounted for using the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss, which represents funded commitments and any future funding commitments, was $129 million and $105 million as of March 31, 2021 and December 31, 2020, respectively.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission on February 5, 2021.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2021.
Reclassifications

Beginning with the fourth quarter of 2020, we reclassified certain cash flows related to customer balances from cash flows from operating activities to cash flows from investing activities and cash flows from financing activities within the condensed consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period presentation. These changes have no impact on our previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows.

The current period presentation classifies all changes in funds receivable and customer accounts and funds payable and amounts due to customers consistently on our condensed consolidated statement of cash flows as cash flows from investing activities and cash flows from financing activities, respectively, regardless of which product the cash flows relate to on our Payments Platform. The current period presentation provides a more meaningful representation of the cash flows related to the movement of customer funds due to the restrictions on and use of those funds.

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows:

	Three Months Ended March 31, 2020
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$1,504	$(83)	$1,421
Investing activities(3)	(2,568)	14	(2,554)
Financing activities(4)	2,241	69	2,310
Effect of exchange rates on cash, cash equivalents, and restricted cash	(178)	—	(178)
Net increase in cash, cash equivalents, and restricted cash	$999	$—	$999
(1) As reported in our Form 10-Q filed with the SEC on May 7, 2020.
(2) Financial statement line impacted in operating activities was “Other assets and liabilities.”
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Primary geographical markets
United States (“U.S.”)	$3,063	$2,469
United Kingdom (“U.K.”)	625	478
Other countries(1)	2,345	1,671
Total net revenues(2)	$6,033	$4,618

Revenue category
Transaction revenues	$5,621	$4,215
Revenues from other value added services	412	403
Total net revenues(2)	$6,033	$4,618
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total net revenues include $59 million and $247 million for the three months ended March 31, 2021 and 2020, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$1,097	$84
Denominator:
Weighted average shares of common stock - basic	1,173	1,173
Dilutive effect of equity incentive awards	17	12
Weighted average shares of common stock - diluted	1,190	1,185
Net income per share:
Basic	$0.94	$0.07
Diluted	$0.92	$0.07
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	2

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in the three months ended March 31, 2021.

ACQUISITION COMPLETED IN 2020

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The intangible assets acquired consist primarily of customer contracts, trade name/trademarks, and developed technology with estimated useful lives of three years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, and is attributable to the workforce of Honey and the synergies expected to arise from the acquisition through continued customer acquisition, cross selling initiatives, and product enhancements. Goodwill was not deductible for income tax purposes.

In association with the acquisition, we assumed restricted stock, restricted stock units, and options with an approximate grant date fair value of $400 million, which represents post-business combination expense. The equity granted is a combination of shares issued to certain former Honey employees subject to a holdback arrangement and assumed Honey employee grants, which vest over a period of up to four years and are subject to continued employment.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2021:

	December 31, 2020	Goodwill Acquired	Adjustments	March 31, 2021
	(In millions)
Total goodwill	$9,135	$—	$(18)	$9,117

The adjustments to goodwill during the three months ended March 31, 2021 pertain to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
INTANGIBLE ASSETS
The components of identifiable intangible assets are as follows:

	March 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,201	$(822)	$379	6	$1,206	$(797)	$409	6
Marketing related	321	(289)	32	3	321	(278)	43	3
Developed technology	999	(638)	361	3	999	(577)	422	3
All other	448	(282)	166	7	449	(275)	174	7
Intangible assets, net	$2,969	$(2,031)	$938		$2,975	$(1,927)	$1,048

Amortization expense for intangible assets was $106 million and $114 million for the three months ended March 31, 2021 and 2020, respectively.

Expected future intangible asset amortization as of March 31, 2021 was as follows (in millions):

Fiscal years:
Remaining 2021	$294
2022	337
2023	99
2024	98
2025	82
Thereafter	28
Total	$938

NOTE 6—LEASES

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer service and operations centers.

While a majority of lease payments are based on the rate implicit in the lease, some lease payments are subject to annual changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements. As of March 31, 2021, we had no finance leases.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Lease expense
Operating lease expense	$45	$38
Sublease income	(2)	(1)
Total lease expense	$43	$37

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42	$35
Right-of-use assets obtained in exchange for operating lease liabilities	$1	$244

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
	(In millions, except weighted-average figures)
Operating lease right-of-use assets	$663	$707
Other current lease liabilities	141	144
Operating lease liabilities	630	642
Total operating lease liabilities	$771	$786
Weighted-average remaining lease term—operating leases	6.8 years	6.9 years
Weighted-average discount rate—operating leases	3%	3%
Future minimum lease payments for our operating leases as of March 31, 2021 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2021	$115
2022	135
2023	120
2024	107
2025	95
Thereafter	273
Total	$845
Less: present value discount	(74)
Lease liability	$771

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

In the first quarter of 2021, we incurred asset impairment charges of $26 million within restructuring and other charges on our condensed consolidated statements of income. The impairments included a reduction to our right-of-use ("ROU") lease assets in the amount of $21 million, which were attributed to certain leased space we are no longer utilizing for our core business operations, a portion of which is being sub-leased.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2021, we also have additional operating leases that have not yet commenced, primarily for real estate and data centers, with minimum lease payments aggregating to $28 million. These operating leases will commence prior to the end of fiscal year 2021 with lease terms ranging from three years to ten years.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	139	(15)	(53)	—	1	72
Less: Amount of loss reclassified from accumulated other comprehensive income (“AOCI”)	(59)	—	—	—	—	(59)
Net current period other comprehensive income (loss)	198	(15)	(53)	—	1	131
Ending balance	$(125)	$(4)	$(251)	$24	$3	$(353)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2020:

	Unrealized Gains on Cash Flow Hedges	Unrealized Gains on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Expense	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	186	15	(171)	71	(6)	95
Less: Amount of gain reclassified from AOCI	42	—	—	—	—	42
Net current period other comprehensive income (loss)	144	15	(171)	71	(6)	53
Ending balance	$150	$17	$(321)	$40	$(6)	$(120)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2021	2020
	(In millions)
(Losses) gains on cash flow hedges—foreign exchange contracts	$(59)	$42	Net revenues
Unrealized gains (losses) on investments	—	—	Other income (expense), net
	$(59)	$42	Income before income taxes
	—	—	Income tax (benefit) expense
Total reclassifications for the period	$(59)	$42	Net income

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Interest income	$15	$33
Interest expense	(58)	(37)
Net losses on strategic investments	(120)	(124)
Other	(7)	(7)
Other income (expense), net	$(170)	$(135)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$13,257	$13,222
Time deposits	248	233
Available-for-sale debt securities	16,997	15,001
Funds receivable	5,121	4,962
Total funds receivable and customer accounts	$35,623	$33,418
Short-term investments:
Time deposits	$1,482	$1,519
Available-for-sale debt securities	5,861	6,689
Restricted cash	26	81
Total short-term investments	$7,369	$8,289
Long-term investments:
Time deposits	$41	$31
Available-for-sale debt securities	3,074	2,819
Restricted cash	—	7
Strategic investments	2,879	3,232
Total long-term investments	$5,994	$6,089

As of March 31, 2021 and December 31, 2020, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2021(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,013	$4	$(2)	$8,015
Foreign government and agency securities	1,877	—	(2)	1,875
Corporate debt securities	3,558	—	(2)	3,556
Asset-backed securities	443	—	—	443
Municipal securities	633	—	—	633
Short-term investments:
U.S. government and agency securities	1,340	—	—	1,340
Foreign government and agency securities	444	—	—	444
Corporate debt securities	3,421	1	—	3,422
Asset-backed securities	147	—	—	147
Long-term investments:
Foreign government and agency securities	1,506	—	(2)	1,504
Corporate debt securities	1,406	2	(3)	1,405
Asset-backed securities	165	—	—	165
Total available-for-sale debt securities(2)	$22,953	$7	$(11)	$22,949
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2020(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,929	$4	$—	$7,933
Foreign government and agency securities	1,504	2	—	1,506
Corporate debt securities	2,011	—	—	2,011
Municipal securities	637	—	—	637
Short-term investments:
U.S. government and agency securities	1,510	—	—	1,510
Foreign government and agency securities	277	—	—	277
Corporate debt securities	4,900	2	—	4,902
Long-term investments:
U.S. government and agency securities	28	—	—	28
Foreign government and agency securities	1,305	—	(1)	1,304
Corporate debt securities	1,255	4	—	1,259
Asset-backed securities	228	—	—	228
Total available-for-sale debt securities(2)	$21,584	$12	$(1)	$21,595
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $44 million and $42 million at March 31, 2021 and December 31, 2020, respectively, and were included in other current assets on our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary, aggregated by length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2021(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,567	$(2)	$—	$—	$1,567	$(2)
Foreign government and agency securities	1,158	(2)	—	—	1,158	(2)
Corporate debt securities	1,128	(2)	—	—	1,128	(2)
Asset-backed securities	181	—	—	—	181	—
Short-term investments:
U.S. government and agency securities	520	—	—	—	520	—
Foreign government and agency securities	132	—	—	—	132	—
Corporate debt securities	360	—	—	—	360	—
Asset-backed securities	58	—	—	—	58	—
Long-term investments:
Foreign government and agency securities	1,056	(2)	—	—	1,056	(2)
Corporate debt securities	762	(3)	—	—	762	(3)
Asset-backed securities	129	—	—	—	129	—
Total available-for-sale debt securities	$7,051	$(11)	$—	$—	$7,051	$(11)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$262	$—	$—	$—	$262	$—
Foreign government and agency securities	353	—	—	—	353	—
Corporate debt securities	641	—	—	—	641	—
Municipal securities	50	—	—	—	50	—
Short-term investments:
U.S. government and agency securities	270	—	—	—	270	—
Foreign government and agency securities	72	—	—	—	72	—
Corporate debt securities	392	—	—	—	392	—
Long-term investments:
U.S. government and agency securities	28	—	—	—	28	—
Foreign government and agency securities	405	(1)	—	—	405	(1)
Corporate debt securities	97	—	—	—	97	—
Asset-backed securities	15	—	—	—	15	—
Total available-for-sale debt securities	$2,585	$(1)	$—	$—	$2,585	$(1)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2021 and 2020.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2021
	Amortized Cost	Fair Value
	(In millions)
One year or less	$15,557	$15,561
After one year through five years	7,135	7,127
After five years through ten years	243	243
After ten years	18	18
Total	$22,953	$22,949

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $2.1 billion and $2.4 billion as of March 31, 2021 and December 31, 2020, respectively, including the impact of the sale of securities.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, we had non-marketable equity securities of $28 million and $10 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $829 million and $789 million as of March 31, 2021 and December 31, 2020, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Carrying amount, beginning of period	$779	$497
Adjustments related to non-marketable equity securities:
Net additions (sales)(1)	10	(9)
Gross unrealized gains	12	45
Gross unrealized losses and impairments	—	(13)
Carrying amount, end of period	$801	$520
(1) Net additions (sales) include additions from purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
	(In millions)
Cumulative gross unrealized gains	$389	$378
Cumulative gross unrealized losses and impairment	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net unrealized losses	$(149)	$(132)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$853	$—	$853
Short-term investments(2):
U.S. government and agency securities	1,340	—	1,340
Foreign government and agency securities	952	—	952
Corporate debt securities	3,422	—	3,422
Asset-backed securities	147	—	147
Total short-term investments	$5,861	$—	$5,861
Funds receivable and customer accounts(3):
Cash and cash equivalents	299	—	299
U.S. government and agency securities	8,015	—	8,015
Foreign government and agency securities	4,205	—	4,205
Corporate debt securities	3,701	—	3,701
Asset-backed securities	443	—	443
Municipal securities	633	—	633
Total funds receivable and customer accounts	$17,296	$—	$17,296
Derivatives	171	—	171
Long-term investments(2),(4):
Foreign government and agency securities	1,504	—	1,504
Corporate debt securities	1,405	—	1,405
Asset-backed securities	165	—	165
Marketable equity securities	2,050	2,050	—
Total long-term investments	$5,124	$2,050	$3,074
Total financial assets	$29,305	$2,050	$27,255
Liabilities:
Derivatives	$276	$—	$276
(1) Excludes cash of $4.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $26 million and time deposits of $1.5 billion not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $18.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $829 million measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$867	$—	$867
Short-term investments(2):
U.S. government and agency securities	1,510	—	1,510
Foreign government and agency securities	277	—	277
Corporate debt securities	4,902	—	4,902
Total short-term investments	6,689	—	6,689
Funds receivable and customer accounts(3):
Cash and cash equivalents	1,770	—	1,770
U.S. government and agency securities	7,933	—	7,933
Foreign government and agency securities	4,296	—	4,296
Corporate debt securities	2,135	—	2,135
Municipal securities	637	—	637
Total funds receivable and customer accounts	16,771	—	16,771
Derivatives	42	—	42
Long-term investments(2), (4):
U.S. government and agency securities	28	—	28
Foreign government and agency securities	1,304	—	1,304
Corporate debt securities	1,259	—	1,259
Asset-backed securities	228	—	228
Marketable equity securities	2,443	2,443	—
Total long-term investments	5,262	2,443	2,819
Total financial assets	$29,631	$2,443	$27,188
Liabilities:
Derivatives	$410	$—	$410
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

As of March 31, 2021 and December 31, 2020, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We elect to account for foreign currency denominated available-for-sale debt securities under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts	$2,475	$2,914
Short-term investments	$508	$—
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Funds receivable and customer accounts	$(67)	$(20)
Short-term investments	$(11)	$(18)
FINANCIAL ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our financial assets and liabilities held as of March 31, 2021 and December 31, 2020 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively:

	March 31, 2021	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$33	$33
Other assets(2)	86	$86
Total	$119	$119
(1) Excludes non-marketable equity investments of $768 million accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2021.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges as of March 31, 2021.

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
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges as of December 31, 2020.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and notes receivable are carried at amortized cost, which approximates their fair value. Our fixed rate debt had a carrying value of approximately $8.9 billion and fair value of approximately $9.3 billion as of March 31, 2021. Our fixed rate debt had a carrying value of approximately $8.9 billion and fair value of approximately $9.7 billion as of December 31, 2020. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of March 31, 2021, we estimated that $132 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2021 and 2020, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net investment hedge

We used a forward foreign currency exchange contract, which matured in 2020, to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. This derivative was designated as a net investment hedge and accordingly, the derivative’s gain and loss was recorded in AOCI as part of foreign currency translation. The accumulated gains and losses associated with this instrument will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flow associated with the derivative designated as a net investment hedge is classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended March 31, 2020, we recognized $71 million in unrealized gain on the foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. As of March 31, 2021, we did not have a net investment hedge. We have not reclassified any gains or losses related to the net investment hedge from AOCI into earnings during any of the periods presented.

Foreign currency exchange contracts not designated as hedging instruments

We have a foreign currency exposure management program in which we use foreign currency exchange contracts to offset the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities. The gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities are recorded in other income (expense), net, which are offset by the gains and losses on these foreign currency exchange contracts. The cash flows associated with our non-designated derivatives that hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of March 31, 2021 and December 31, 2020 was as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$40	$—
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	15	—
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	116	42
Total derivative assets		$171	$42

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$171	$287
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	8	35
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	97	88
Total derivative liabilities		$276	$410

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MASTER NETTING AGREEMENTS - RIGHTS OF SETOFF

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of setoff associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $117 million as of March 31, 2021 and $34 million as of December 31, 2020. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged:

	March 31, 2021	December 31, 2020
	(In millions)
Cash collateral posted(1)	$163	$340
Cash collateral received(2)	$9	$1
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

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended March 31,
	2021	2020
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$6,033	$4,618
(Losses) gains on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$(59)	$42

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Gains on foreign exchange contracts recognized in other income (expense), net	$41	$37

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	March 31, 2021	December 31, 2020
	(In millions)
Foreign exchange contracts designated as hedging instruments	$5,466	$5,335
Foreign exchange contracts not designated as hedging instruments	17,169	16,098
Total	$22,635	$21,433

NOTE 11—LOANS AND INTEREST RECEIVABLE

We offer credit products to consumers and certain small and medium-sized merchants. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the three months ended March 31, 2021 and 2020, we purchased approximately $297 million and $1.3 billion in credit receivables, respectively.

CONSUMER RECEIVABLES

We offer revolving and installment credit products to consumers at checkout. The majority of the installment loans allow consumers to pay for a product over periods of 12 months or less. As of both March 31, 2021 and December 31, 2020, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $2.2 billion.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Consumer receivables delinquency and allowance

The following table presents the delinquency status of consumer loans and interest receivable at March 31, 2021 and December 31, 2020. Since our consumer loans are primarily revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date for revolving loans or contractual repayment date for installment loans. The “current” category represents balances that are within 29 days of the billing date or contractual repayment date, as applicable.

	March 31, 2021		December 31, 2020
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$2,180	97.2%	$2,124	97.9%
30-59 days	21	0.9%	15	0.7%
60-89 days	15	0.7%	11	0.5%
90-179 days	28	1.2%	19	0.9%
Total consumer loans and interest receivable(1), (2), (3)	$2,244	100.0%	$2,169	100.0%
(1) Excludes receivables from other consumer credit products of $51 million and $56 million at March 31, 2021 and December 31, 2020, respectively.
(2) Includes installment loans of $623 million and $556 million at March 31, 2021 and December 31, 2020, respectively, substantially all of which were current and originated within the 12 months prior to the reporting date.
(3) Balances at December 31, 2020 include the impact of payment holidays provided primarily in the second quarter of 2020 by the Company to some consumers as a part of our COVID-19 payment relief initiatives.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2021 and 2020:

	March 31, 2021			March 31, 2020
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$299	$53	$352	$49	$8	$57
Adjustment for adoption of credit losses accounting standard	—	—	—	24	4	28
Provisions	6	2	8	98	20	118
Charge-offs	(20)	(4)	(24)	(17)	(3)	(20)
Recoveries(2)	5	—	5	9	—	9
Other(3)	2	1	3	(4)	(1)	(5)
Ending balance	$292	$52	$344	$159	$28	$187
(1) Excludes allowances from other consumer credit products of $3 million and $10 million at March 31, 2021 and 2020, respectively.
(2) The recoveries for the three months ended March 31, 2020 were primarily related to fully charged-off U.S. consumer credit receivables not subject to the sale to Synchrony Bank.
(3) Includes amounts related to foreign currency remeasurement.

Provisions for the three months ended March 31, 2021 were primarily attributable to originations in the portfolio, substantially offset by improvements in the current and projected macroeconomic conditions and credit quality of the consumer portfolio. The provisions also included the impact of qualitative adjustments, which increased provisions in the current period, to account for limitations in our current expected credit loss models, due to a high degree of uncertainty around the financial health of our consumer borrowers and volatility with respect to both the projected and actual macroeconomic conditions during the period.

The provision for current expected credit losses relating to our consumer loans receivable portfolio is recognized in transaction and credit losses on our condensed consolidated statements of income. The provision for interest receivable due to interest earned on our consumer loans receivable portfolio is recognized in revenues from other value added services as a reduction to revenue. Loans receivable continue to accrue interest until they are charged off.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date or contractual repayment date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

MERCHANT RECEIVABLES

We offer access to credit products for certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant lending offerings. As of March 31, 2021 and December 31, 2020, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.2 billion and $1.4 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $49 million and $59 million, respectively.

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

The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenues included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The fixed interest or fee is amortized into revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan, which generally ranges from 3 to 12 months.

We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period, as well as the credit quality of our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, prior repayment history with PayPal’s credit products where available, information sourced from consumer and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist the independent chartered financial institution in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans and advances.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Merchant receivables delinquency and allowance

The following tables present the delinquency status of the principal amount of merchant loans, advances, and interest and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the contractual repayment dates or expected repayment date, as applicable.

March 31, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$335	$440	$188	$6	$—	$969	82.1%
30 - 59 Days	3	36	30	2	—	71	6.0%
60 - 89 Days	—	18	17	2	—	37	3.1%
90 - 179 Days	—	33	38	3	—	74	6.3%
180+ Days	—	8	17	4	—	29	2.5%
Total(1)	$338	$535	$290	$17	$—	$1,180	100%

December 31, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percent
Current	$786	$250	$6	$—	$—	$1,042	75.4%
30 - 59 Days	55	47	3	—	—	105	7.6%
60 - 89 Days	27	32	3	—	—	62	4.5%
90 - 179 Days	57	78	7	—	—	142	10.3%
180+ Days	6	20	5	—	—	31	2.2%
Total(1)	$931	$427	$24	$—	$—	$1,382	100%
(1) Balances include the impact of payment holidays provided primarily during the second quarter of 2020 and modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the three months ended March 31, 2021 and 2020:

	March 31, 2021			March 31, 2020
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$440	$43	$483	$171	$20	$191
Adjustment for adoption of credit losses accounting standard	—	—	—	165	17	182
Provisions	(15)	(2)	(17)	243	24	267
Charge-offs	(71)	(6)	(77)	(78)	(8)	(86)
Recoveries	8	—	8	3	—	3
Ending balance	$362	$35	$397	$504	$53	$557

The negative provisions for the three months ended March 31, 2021 were primarily attributable to improvements in current and projected macroeconomic conditions and the credit quality of our portfolio, together with an overall decline in the size of our portfolio. This was partially offset by provisions for originations during the period. The provisions also included the impact of qualitative adjustments, which increased provisions in the current period, to account for varying degrees of expected merchant performance in the current environment and in future periods, including uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Troubled debt restructurings (“TDRs”)

In instances where a merchant is able to demonstrate that they are experiencing financial difficulty, there may be a modification of the loans or advances and the related interest or fee receivable for which it is probable that, without modification, we will be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and help enable us to mitigate losses.

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income in the three months ended March 31, 2021.

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

The following table shows the merchant loans and interest receivables which have been modified as TDRs in the three months ended March 31, 2021:

	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	2	$31	36
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the three months ended March 31, 2021, the amount of merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 12—DEBT

FIXED RATE NOTES

On May 18, 2020 and September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion and $5.0 billion, respectively. The notes issued from the May 2020 and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

As of both March 31, 2021 and December 31, 2020, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	March 31, 2021	December 31, 2020
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$1,000	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	$1,000	$1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000
Total term debt			$9,000	$9,000

Unamortized premium (discount) and issuance costs, net			(58)	(61)
Total carrying amount of term debt			$8,942	$8,939

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $33 million for the three months ended March 31, 2021 and 2020, respectively.

Other available facilities

We maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million and $30 million in the aggregate, as of March 31, 2021 and December 31, 2020, respectively. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of March 31, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FUTURE PRINCIPAL PAYMENTS

As of March 31, 2021, the future principal payments associated with our long term debt were as follows (in millions):

Remaining 2021	$—
2022	1,000
2023	1,000
2024	1,250
2025	1,000
Thereafter	4,750
Total	$9,000

Other than as provided above, there are no significant changes to the information disclosed in our 2020 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS

As of March 31, 2021 and December 31, 2020, approximately $3.3 billion and $3.0 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of the PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of March 31, 2021. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

At March 31, 2021 and December 31, 2020, the allowance for transaction losses was $118 million and $144 million, respectively. The allowance for negative customer balances was $250 million and $270 million at March 31, 2021 and December 31, 2020, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Beginning balance	$414	$399
Provision	281	247
Realized losses	(347)	(270)
Recoveries	20	20
Ending balance	$368	$396
NOTE 14—STOCK REPURCHASE PROGRAMS

During the three months ended March 31, 2021, we repurchased approximately 5 million shares of our common stock for approximately $1.3 billion at an average cost of $249.26. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. As of March 31, 2021, a total of approximately $7.1 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured and recognized based on estimated fair values at time of grant.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Customer support and operations	$72	$52
Sales and marketing	48	39
Technology and development	139	113
General and administrative	119	87
Total stock-based compensation expense	$378	$291
Capitalized as part of internal use software and website development costs	$16	$10

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 16—INCOME TAXES

Our effective tax rate for the three months ended March 31, 2021 and 2020 was (26)% and 68%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates, discrete tax adjustments including benefits related to stock-based compensation, and for the three months ended March 31, 2020, tax expense related to the intra-group transfer of intellectual property.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. It resulted in restructuring charges of $32 million and $29 million during the three months ended March 31, 2021 and 2020, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of March 31, 2021.

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2021:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2021	$55
Charges	32
Payments	(31)
Accrued liability as of March 31, 2021	$56

Additionally, in the first quarter of 2021, we incurred impairment charges of $26 million due to the write-off of certain ROU lease assets and related leasehold improvements in conjunction with exiting certain leased properties. See “Note 6—Leases” for additional information.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). Additionally, our forward looking statements include expectations related to anticipated impacts of the coronavirus pandemic. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

BUSINESS ENVIRONMENT

THE COMPANY

We are a leading technology platform and digital payments company that enables digital and mobile payments on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world, anytime, on any platform, and using any device when sending payments or getting paid. We also facilitate person-to-person (“P2P”) payments through our PayPal, Venmo, and Xoom products and services and simplify and personalize shopping experiences for our consumers through our Honey Platform. Our combined payment solutions, including our core PayPal, PayPal Credit, Braintree, Venmo, Xoom, Zettle, and Hyperwallet products and services, comprise our proprietary Payments Platform.

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

Information security

Information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors in this Form 10-Q.

COVID-19

The coronavirus (“COVID-19”) pandemic resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 has caused us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences and imposing restrictions on employee travel. We will continue to actively monitor the situation and may take further actions that may alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

The spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g. cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumers revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted or relaxed and effective vaccines for COVID-19 are available and widely distributed, our business, financial condition, and results of operations could be adversely impacted.

The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have impacted, and are expected to continue to impact, our operations and business. The broader implications of the COVID-19 pandemic on our business, financial condition, and results of operations remain uncertain. For additional information on how the COVID-19 pandemic has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to Part I, Item 1A, Risk Factors in our 2020 Form 10-K.

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of a transition period on December 31, 2020. PayPal (Europe) S.à.r.l. et Cie, SCA (“PayPal (Europe)”) operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal (Europe) to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors in this Form 10-Q.

Brexit may contribute to instability in financial, stock, and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. Net revenues generated from our U.K. operations constituted 10% of total net revenues for both the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021 and 2020, net revenues generated from the EU (excluding the U.K.) constituted 21% and 17% of total net revenues, respectively. Approximately 52% and 50% of our gross loans and interest receivables as of March 31, 2021 and December 31, 2020, respectively, were due from customers in the U.K. Approximately 15% and 14% of our gross loans and interest receivables as of March 31, 2021 and December 31, 2020, respectively, were due from customers in the EU (excluding the U.K.).

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2021	2020
	(In millions, except percentages and per share data)
Net revenues	$6,033	$4,618	31%
Operating expenses	4,991	4,220	18%
Operating income	$1,042	$398	162%
Operating margin	17%	9%	**
Other income (expense), net	$(170)	$(135)	(26)%
Income tax (benefit) expense	$(225)	$179	(226)%
Effective tax rate	(26)%	68%	**
Net income	$1,097	$84	1,206%
Net income per diluted share	$0.92	$0.07	1,200%
Net cash provided by operating activities(1)	$1,758	$1,421	24%

All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Prior period amounts have been revised to conform to the current presentation. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
** Not meaningful

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Net revenues increased $1.4 billion, or 31%, in the three months ended March 31, 2021 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 50%.

Total operating expenses increased $771 million, or 18%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in sales and marketing expenses, technology and development expenses, and customer support and operations expenses. These increases were partially offset by a decline in transaction and credit losses.

Operating income increased by $644 million, or 162%, in the three months ended March 31, 2021 compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 17% and 9% in the three months ended March 31, 2021 and 2020, respectively. Operating margin for the three months ended March 31, 2021 was positively impacted primarily by the decrease in transaction and credit losses, and to a lesser extent, by operating efficiencies.

Net income increased by $1.0 billion in the three months ended March 31, 2021 compared to the same period of the prior year due to the previously discussed increase in operating income of $644 million and a decrease in income tax expense of $404 million, driven primarily by tax expense related to the intra-group transfer of intellectual property in the three months ended March, 31, 2020 with no comparable activity in the current period and an increase in tax benefits associated with discrete tax adjustments, partially offset by a decrease of $35 million in other income (expense), net.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 49% and 47% of our net revenues from customers domiciled outside of the U.S. in the three months ended March 31, 2021 and 2020, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors in this Form 10-Q.

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

In the three months ended March 31, 2021, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2021
(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$190
Hedging impact	(59)
Favorable impact to net revenues	131
Unfavorable impact to operating expense	(73)
Net favorable impact to operating income	$58

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with transactions occurring in multiple currencies on our Payments Platform, we generally set our foreign currency exchange rates daily, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program in which we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

FINANCIAL RESULTS

NET REVENUES
Our revenues are classified into the following two categories:
•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis primarily based on the TPV completed on our Payments Platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our Payments Platform. We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, to facilitate the purchase and sale of cryptocurrencies, and other miscellaneous fees.

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

Net revenue analysis

The components of our net revenues for the three months ended March 31, 2021 and 2020 were as follows (in millions):

$6,033
$412
$5,621
$4,618
$403
$4,215
Q1 2021
Q1 2020
Transaction revenues
Revenues from other value added services

Transaction revenues

Transaction revenues grew by $1.4 billion, or 33%, for the three months ended March 31, 2021 compared to the same period of the prior year. The increase was mainly attributable to our core PayPal products and services, and to a lesser extent Braintree products and services, due primarily to strong growth in TPV and the number of payment transactions, both of which resulted primarily from an increase in our active accounts. In the first quarter of 2020, we experienced an adverse impact on our TPV and transaction revenues due to the initial implications of the COVID-19 pandemic. The shift beginning in the second quarter of 2020 from in-store payment methods to digital payments (as described above) has continued to benefit our business.

The graphs below present the respective key metrics (in millions) for the three months ended March 31, 2021 and 2020:
*Reflects active accounts at the end of the applicable period. Active accounts as of March 31, 2020 includes 10.2 million active accounts contributed by Honey on the date of acquisition in January 2020.
The following table provides a summary of related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2021	2020
Number of payment transactions per active account	42.2	39.4	7%
Percent of cross-border TPV	17%	17%	**
** Not meaningful

We had 392 million active accounts as of March 31, 2021 compared to 325 million as of March 31, 2020, an increase of 21%. Number of payment transactions were 4.4 billion for the three months ended March 31, 2021 compared to 3.3 billion in the three months ended March 31, 2020, an increase of 34%. TPV was $285 billion for the three months ended March 31, 2021 compared to $191 billion in the three months ended March 31, 2020, an increase of 50%.

Transaction revenues grew more slowly than TPV and number of payment transactions for the three months ended March 31, 2021 compared to the same period in the prior year due primarily to a higher portion of TPV generated by platform partners and large merchants who generally pay lower rates with higher transaction volumes and unfavorable impact from hedging. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three months ended March 31, 2021.

Revenues from other value added services

For the three months ended March 31, 2021, revenues from other value added services increased $9 million, or 2%, compared to the same period in the prior year primarily attributable to increases in our revenue share with Synchrony Bank (“Synchrony”) and interest and fee revenue on our consumer loans receivable portfolio driven by growth in international markets. This was partially offset by decreases in interest and fee revenue on our merchant loans receivable portfolio due to a decline in originations and on interest earned on certain assets underlying customer account balances resulting from lower interest rates.

The total gross consumer and merchant loans receivable balance was $3.5 billion as of March 31, 2021 and $4.5 billion as of March 31, 2020, reflecting a year-over-year decrease of 22% driven by a decline in our merchant receivable portfolio due to reduced originations, partially offset by growth in our consumer receivable portfolio due to increased originations.

In response to the COVID-19 pandemic, we took both proactive and reactive measures during 2020 to support our merchants and consumers that had loans and interest receivables due to us under our credit product offerings. These measures were intended to help reduce financial difficulties experienced by our customers and included providing payment holidays to grant payment deferrals to certain borrowers for varying periods of time, and amended payment terms through loan modifications in certain cases. These measures have adversely impacted and may continue to adversely impact the recognition of interest and fee income in future periods. Given the uncertainty surrounding the COVID-19 pandemic, including its duration and severity and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and their prospective impact on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through March 31, 2021, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2021	2020
	(In millions, except percentages)
Transaction expense	$2,275	$1,739	31%
Transaction and credit losses	273	591	(54)%
Customer support and operations	518	399	30%
Sales and marketing	602	371	62%
Technology and development	741	605	22%
General and administrative	524	486	8%
Restructuring and other charges	58	29	100%
Total operating expenses	$4,991	$4,220	18%
Transaction expense rate(1)	0.80%	0.91%	**
Transaction and credit loss rate(2)	0.10%	0.31%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful

Transaction expense

Transaction expense for the three months ended March 31, 2021 and 2020 was as follows (in millions):
Transaction expense increased by $536 million, or 31%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to the increase in TPV of 50%. The decrease in transaction expense rate for the three months ended March 31, 2021 compared to the same period of the prior year was due primarily to favorable changes in funding mix, merchant mix, and product mix.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance, or PayPal Credit. For the three months ended March 31, 2021 and 2020, approximately 1% and 2% of TPV, respectively, was funded with PayPal Credit. For the three months ended March 31, 2021 and 2020, approximately 40% and 39% of TPV, respectively, was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and credit losses

The components of our transaction and credit losses for the three months ended March 31, 2021 and 2020 were as follows (in millions):

Transaction and credit losses decreased by $318 million, or 54%, in the three months ended March 31, 2021 compared to the same period of the prior year.

Transaction losses were $281 million in the three months ended March 31, 2021 compared to $247 million in the three months ended March 31, 2020, an increase of $34 million, or 14%. Transaction loss rate (transaction losses divided by TPV) was 0.10% and 0.13% for the three months ended March 31, 2021 and 2020, respectively. The increase in transaction losses in the three months ended March 31, 2021 was primarily due to growth in TPV, partially offset by benefits realized through improvements in risk management capabilities, which contributed to a decrease in our transaction loss rate in the period, compared to the same period of the prior year. The duration and severity of the impacts of the COVID-19 pandemic remain unknown. The negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may adversely impact our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses were a benefit of $8 million in the three months ended March 31, 2021 compared to losses of $344 million in the three months ended March 31, 2020, a decrease of $352 million, or 102%. The benefit in three months ended March 31, 2021 was attributable to the reduction of our allowance for loans and interest receivable due to improvements in both current and projected macroeconomic conditions and the credit quality of loans outstanding, partially offset by an increase in the provision due to new originations. The provisions in the three months ended March 31, 2021 included the impact of qualitative adjustments to allowances for our merchant and consumer portfolios, which increased provisions in the current period, to account for a high degree of uncertainty around the financial health of our consumer and merchant borrowers including uncertainty around the effectiveness of loan modification programs made available to merchants, as well as volatility with respect to both the projected and actual macroeconomic conditions during the period. The losses in the three months ended March 31, 2020 were associated with an increase in provisions for our loans and interest receivable portfolio, which was significantly impacted by a deterioration in macroeconomic projections reflecting the anticipated impact of the COVID-19 pandemic, which was factored into the determination of our current expected credit losses, as well as growth in portfolio balances.

The consumer loans and interest receivables balance as of March 31, 2021 and 2020 was $2.2 billion and $1.4 billion, respectively, representing a year-over-year increase of 63% driven by growth of our installment credit products in the U.S. and international markets as well as growth of PayPal Credit in international markets. Approximately 75% and 90% of our consumer loans receivable outstanding as of March 31, 2021 and 2020, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at March 31, 2021 compared to March 31, 2020 was due to overall growth in the consumer loan portfolio, particularly from installment credit products in other markets.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2021	2020
Percent of consumer loans and interest receivables current	97.2%	96.4%
Percent of consumer loans and interest receivables > 90 days outstanding(1)	1.2%	1.5%
Net charge off rate(2)	3.0%	3.6%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer or contractual repayment date on installment credit products.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer access to credit products for certain small and medium-sized merchants, which we refer to as our merchant lending offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of March 31, 2021 were $1.2 billion, compared to $3.0 billion as of March 31, 2020, representing a year-over-year decrease of 61%. The decrease in merchant loans, advances, and interest and fees receivable outstanding was due primarily to a reduction in originations due to modifications in our acceptable risk parameters as well as a shift towards merchants borrowing through the U.S. Government’s Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. We do not own the receivables associated with loans originated through the PPP. We receive a fee for providing origination services and loan servicing for the loans and retain operational risk related to those activities. Approximately 79% and 11% of our merchant receivables outstanding as of March 31, 2021 were due from merchants in the U.S. and U.K., respectively, as compared to 84% and 10% as of March 31, 2020.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	March 31,
	2021(1)	2020
Percent of merchant receivables within original expected or contractual repayment period	82.1%	89.6%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	8.8%	4.2%
Net charge off rate(2)	19.4%	9.7%
(1) Includes the impact of merchants participating in the troubled debt restructuring programs as described in “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees balance during the period.

The decline in the percent of merchant receivables within the original expected or contractual repayment period, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge off rate for merchant receivables at March 31, 2021 as compared to March 31, 2020 was primarily due to an increase in payment delinquency driven by financial difficulties experienced by our merchants associated with the economic impact of the COVID-19 pandemic and a significant decline in our outstanding merchant receivables balance due to repayments and reduced originations, which increases net charge off and delinquency rates presented as a percentage of our outstanding loan balance. Beginning in the third quarter of 2020, we have granted certain merchants loan modifications intended to provide them with financial relief and help enable us to mitigate losses. The associated loans and interest receivables have been treated as troubled debt restructurings due to significant changes in their structure, including repayment terms and fee and rate structure.

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligibility terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters have resulted in a decrease in merchant receivables as of March 31, 2021. While the impact of the COVID-19 pandemic on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it is to have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three months ended March 31, 2021 and 2020 were as follows (in millions):
Customer support and operations expenses increased by $119 million, or 30%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to increases in employee-related expenses, customer onboarding and compliance costs, and contractors and consulting costs that support the growth of our active accounts and payment transactions.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2021 and 2020 were as follows (in millions):
Sales and marketing expenses increased by $231 million, or 62%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to higher spending on marketing programs including the promotion of new product experiences, and to a lesser extent, employee-related expenses.

Technology and development

Technology and development expenses for the three months ended March 31, 2021 and 2020 were as follows (in millions):
Technology and development expenses increased by $136 million, or 22%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to increases in employee-related expenses, costs related to contractors and consultants, and cloud computing services utilized in delivering our products.

General and administrative

General and administrative expenses for the three months ended March 31, 2021 and 2020 were as follows (in millions):
General and administrative expenses increased by $38 million, or 8%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to increases in employee-related expenses, charitable contributions, and expenses associated with information technology infrastructure, partially offset by a decline in professional services expenses.

Restructuring and other charges

Restructuring and other charges for the three months ended March 31, 2021 and 2020 were as follows (in millions):
Restructuring and other charges increased by $29 million in the three months ended March 31, 2021 compared to the same period of the prior year.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. It resulted in restructuring charges of $32 million and $29 million during the three months ended March 31, 2021 and 2020, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of March 31, 2021. For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, in the first quarter of 2021, we incurred impairment charges of $26 million due to the write-off of certain ROU lease assets and related leasehold improvements in conjunction with exiting certain leased properties.

Other income (expense), net

Other income (expense), net decreased $35 million, or 26%, in the three months ended March 31, 2021 compared to the same period of the prior year due primarily to incremental interest expense associated with our fixed rate notes issued in the second quarter of 2020 and a decline in interest income on corporate cash and investments driven by lower interest rates.

Income tax (benefit) expense

Our effective income tax rate was approximately (26)% and 68% for the three months ended March 31, 2021 and 2020, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2021, compared to the same period of the prior year was due primarily to tax expense related to the intra-group transfer of intellectual property in the three months ended March 31, 2020 with no comparable activity in the current period, and an increase in tax benefits associated with discrete tax adjustments including stock-based compensation deductions.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$16,175	$15,852
(1) Excludes assets related to funds receivable and customer accounts of $35.6 billion and $33.4 billion at March 31, 2021 and December 31, 2020, respectively.
(2) Excludes total restricted cash of $26 million and $88 million at March 31, 2021 and December 31, 2020, respectively, and strategic investments of $2.9 billion and $3.2 billion as of March 31, 2021 and December 31, 2020, respectively.

Foreign cash, cash equivalents, and investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $8.9 billion as of March 31, 2021 and $7.0 billion at December 31, 2020, or 55% and 44% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2020, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available credit and debt

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of March 31, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as described above, there are no significant changes to the available credit and debt disclosed in our 2020 Form 10-K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2021, we had a total of $4.5 billion in cash withdrawals offsetting our $4.5 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for loans receivable

Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the three months ended March 31, 2021, an additional $700 million was approved to fund such credit activities. As of March 31, 2021, the cumulative amount approved by management to be designated for credit activities aggregated to $2.7 billion and represented approximately 27% of European customer balances that have been made available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit ratings

As of March 31, 2021, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreement.

Risk of loss

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates ranged between 0.10% and 0.13% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 pandemic remain unknown. Its negative impact on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock repurchases and acquisitions

During the three months ended March 31, 2021, we repurchased approximately $1.3 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. As of March 31, 2021, a total of approximately $7.1 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

Other considerations

In 2020, we announced our commitment to invest $535 million to support racial equality. As of March 31, 2021, we have deployed over $300 million of the committed funds through charitable contributions, grants to small businesses, internal investments to support and strengthen diversity and inclusion initiatives, and an economic opportunity fund focused on bolstering our relationships with community banks and credit unions serving underrepresented minority communities, as well as investing directly into black- and minority-led startups and minority-focused investment funds, among other initiatives.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors including those related to the COVID-19 pandemic discussed in this Form 10-Q. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors in this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

CASH FLOWS

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$1,758	$1,421
Investing activities(1)	(1,583)	(2,554)
Financing activities(1)	827	2,310
Effect of exchange rates on cash, cash equivalents, and restricted cash	(42)	(178)
Net increase in cash, cash equivalents, and restricted cash	$960	$999
(1) Prior period amounts have been revised to conform to the current period presentation. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Operating activities

We generated cash from operating activities of $1.8 billion in the three months ended March 31, 2021 due primarily to operating income of $1.0 billion, as well as adjustments for non-cash expenses including: stock-based compensation of $368 million, depreciation and amortization of $300 million, and provision for transaction and credit losses of $273 million. Net income was also adjusted for net losses on our strategic investments of $120 million, changes in accounts receivable of $97 million, and changes in other assets and liabilities of $287 million, primarily related to actual cash transaction losses incurred during the period.

We generated cash from operating activities of $1.4 billion in the three months ended March 31, 2020 due primarily to operating income of $398 million, as well as adjustments for non-cash expenses including: provision for transaction and credit losses of $591 million, depreciation and amortization of $293 million, and stock-based compensation of $283 million. Net income was also adjusted for net losses on our strategic investments of $124 million.

In the three months ended March 31, 2021 and 2020, cash paid for income taxes, net was $87 million and $30 million, respectively.

Investing activities

The net cash used in investing activities of $1.6 billion in the three months ended March 31, 2021 was due primarily to purchases of investments of $11.0 billion, purchases of property and equipment of $221 million, and changes in funds receivable from customers of $180 million. These cash outflows were partially offset by maturities and sales of investments of $9.7 billion and changes in principal loans receivable, net of $75 million.

The net cash used in investing activities of $2.6 billion in the three months ended March 31, 2020 was due primarily to acquisitions (net of cash acquired) of $3.6 billion, purchases of investments of $3.6 billion, changes in funds receivable from customers of $387 million, changes in principal loans receivable, net of $386 million, and purchases of property and equipment of $206 million. These cash outflows were partially offset by maturities and sales of investments of $5.5 billion and proceeds from the sale of property and equipment of $119 million.

Financing activities

We generated cash from financing activities of $827 million in the three months ended March 31, 2021 due primarily to changes in funds payable and amounts due to customers of $3.0 billion, partially offset by the repurchase of $1.3 billion of our common stock under our stock repurchase program, and tax withholdings related to net share settlement of equity awards of $863 million.

We generated cash from financing activities of $2.3 billion in the three months ended March 31, 2020 due primarily to proceeds from borrowings under our credit agreement of $3.0 billion and changes in funds payable and amounts due to customers of $526 million. These cash inflows were partially offset by the repurchase of $800 million of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $402 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $42 million on cash, cash equivalents, and restricted cash for the three months ended March 31, 2021 due primarily to fluctuations in the exchange rate of the U.S. dollar to the Euro, Australian dollar, and Swedish krona. Foreign currency exchange rates had a negative impact of $178 million on cash, cash equivalents, and restricted cash for the three months ended March 31, 2020, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Australian dollar, and to a lesser extent, the Brazilian real.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

As of March 31, 2021 and December 31, 2020, approximately 35% and 30%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, U.S. and foreign government and agency securities, corporate debt securities, asset-backed securities, and municipal securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $237 million and $173 million at March 31, 2021 and December 31, 2020, respectively.

We have $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have a committed revolving credit facility of $5.0 billion available to us. We are obligated to pay interest on borrowings under this facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under this facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of both March 31, 2021 and December 31, 2020, we had no amount outstanding under this credit facility. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We have a foreign currency exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our foreign currency exchange contracts, please see “Note 10—Derivative Instruments” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at March 31, 2021 and December 31, 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.1 billion lower at each of those respective dates. If the U.S. dollar strengthened by 20% at March 31, 2021 and December 31, 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.1 billion higher at each of those respective dates.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $462 million and $353 million at March 31, 2021 and December 31, 2020, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of March 31, 2021 would have positively impacted income before income taxes by approximately $429 million, resulting in a net negative impact of approximately $33 million. Foreign currency exchange contracts in place as of December 31, 2020 would have positively impacted income before income taxes by approximately $369 million, resulting in a net positive impact of approximately $16 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of March 31, 2021 and December 31, 2020, our strategic investments totaled $2.9 billion and $3.2 billion, respectively, which represented approximately 15% and 17% of our total cash, cash equivalents, and investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of March 31, 2021, which could be experienced in the near term, would have resulted in a decrease of approximately $288 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 4: CONTROLS PROCEDURES

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 5, 2021 (“2020 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2020 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Cryptocurrency Regulation

The regulation of cryptocurrency is still an evolving area, and we expect that it could become subject to additional regulations and licensing requirements, including as a result of our cryptocurrency offerings expanding and the number of jurisdictions in which we provide these offerings increasing. If we fail to comply with regulations, requirements, or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

In addition, financial and third party risks related to our cryptocurrency offerings, such as inappropriate access and theft of cryptocurrency assets held by our custodian, the custodian’s failure to maintain effective controls over the custody and other settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, default on financial or performance obligations by counterparty financial institutions, and lack of insurance coverage, could materially and adversely affect our financial performance and significantly harm our business.

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

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2021 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of December 31, 2020				$8,433
January 1, 2021 through January 31, 2021	1.8	$238.34	1.8	8,016
February 1, 2021 through February 28, 2021	1.1	$272.74	1.1	7,710
March 1, 2021 through March 31, 2021	2.4	$246.28	2.4	7,110
Balance as of March 31, 2021	5.3		5.3	$7,110
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
* The certifications furnished in Exhibits 32.01 and 32.02 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

		By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer
Date:	May 5, 2021
Principal Financial Officer:

		By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations
Date:	May 5, 2021
Principal Accounting Officer:

		By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer
Date:	May 5, 2021

