Form 10-Q
period 2021-06-30
PayPal Holdings, Inc.
filed 2021-07-29
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.
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
Yes ☐ No  ☒
As of July 23, 2021, there were 1,175,032,150 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,745	$4,794
Short-term investments	6,650	8,289
Accounts receivable, net	693	577
Loans and interest receivable, net of allowances of $574 and $838 as of June 30, 2021 and December 31, 2020, respectively	3,283	2,769
Funds receivable and customer accounts	35,670	33,418
Prepaid expenses and other current assets	1,190	1,148
Total current assets	53,231	50,995
Long-term investments	6,968	6,089
Property and equipment, net	1,848	1,807
Goodwill	9,564	9,135
Intangible assets, net	920	1,048
Other assets	1,285	1,305
Total assets	$73,816	$70,379
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$260	$252
Funds payable and amounts due to customers	38,370	35,418
Accrued expenses and other current liabilities	2,489	2,648
Income taxes payable	149	129
Total current liabilities	41,268	38,447
Deferred tax liability and other long-term liabilities	2,698	2,930
Long-term debt	8,945	8,939
Total liabilities	52,911	50,316
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,175 and 1,172 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 123 and 117 shares as of June 30, 2021 and December 31, 2020, respectively	(10,030)	(8,507)
Additional paid-in-capital	16,580	16,644
Retained earnings	14,647	12,366
Accumulated other comprehensive income (loss)	(292)	(484)
Total PayPal stockholders’ equity	20,905	20,019
Noncontrolling interest	—	44
Total equity	20,905	20,063
Total liabilities and equity	$73,816	$70,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share data)
	(Unaudited)
Net revenues	$6,238	$5,261	$12,271	$9,879
Operating expenses:
Transaction expense	2,524	1,843	4,799	3,582
Transaction and credit losses	169	440	442	1,031
Customer support and operations	521	423	1,039	822
Sales and marketing	628	414	1,230	785
Technology and development	746	631	1,487	1,236
General and administrative	522	512	1,046	998
Restructuring and other charges	1	47	59	76
Total operating expenses	5,111	4,310	10,102	8,530
Operating income	1,127	951	2,169	1,349
Other income (expense), net	229	848	59	713
Income before income taxes	1,356	1,799	2,228	2,062
Income tax expense (benefit)	172	269	(53)	448
Net income	$1,184	$1,530	$2,281	$1,614

Net income per share:
Basic	$1.01	$1.30	$1.94	$1.38
Diluted	$1.00	$1.29	$1.92	$1.36

Weighted average shares:
Basic	1,174	1,173	1,174	1,173
Diluted	1,186	1,184	1,188	1,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
	(Unaudited)
Net income	$1,184	$1,530	$2,281	$1,614
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	31	52	(22)	(119)
Net investment hedge CTA (loss) gain	—	(16)	—	55
Unrealized gains (losses) on cash flow hedges, net	32	(92)	230	52
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	—	1	(3)	(1)
Unrealized (losses) gains on investments, net	(2)	7	(17)	22
Tax benefit (expense) on unrealized (losses) gains on investments, net	—	(2)	4	(6)
Other comprehensive income (loss), net of tax	61	(50)	192	3
Comprehensive income	$1,245	$1,480	$2,473	$1,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	1,097	—	1,097
Foreign CTA	—	—	—	(53)	—	—	(53)
Unrealized gains on cash flow hedges, net	—	—	—	198	—	—	198
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	—	(3)
Unrealized losses on investments, net	—	—	—	(15)	—	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(870)	—	—	—	(870)
Common stock repurchased	(5)	(1,323)	—	—	—	—	(1,323)
Stock-based compensation	—	—	387	—	—	—	387
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at March 31, 2021	1,174	$(9,830)	$16,161	$(353)	$13,463	$—	$19,441
Net income	—	—	—	—	1,184	—	1,184
Foreign CTA	—	—	—	31	—	—	31
Unrealized gains on cash flow hedges, net	—	—	—	32	—	—	32
Unrealized losses on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	12	—	—	—	12
Common stock repurchased	(1)	(200)	—	—	—	—	(200)
Stock-based compensation	—	—	407	—	—	—	407
Balances at June 30, 2021	1,175	$(10,030)	$16,580	$(292)	$14,647	$—	$20,905

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	84	—	84
Foreign CTA	—	—	—	(171)	—	—	(171)
Net investment hedge CTA gain	—	—	—	71	—	—	71
Unrealized gains on cash flow hedges, net	—	—	—	144	—	—	144
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(2)	—	—	(2)
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	8	—	(382)	—	—	—	(382)
Common stock repurchased	(8)	(800)	—	—	—	—	(800)
Stock-based compensation	—	—	295	—	—	—	295
Balances at March 31, 2020	1,173	$(7,672)	$15,501	$(120)	$8,258	$44	$16,011
Net income	—	—	—	—	1,530	—	1,530
Foreign CTA	—	—	—	52	—	—	52
Net investment hedge CTA loss	—	—	—	(16)	—	—	(16)
Unrealized losses on cash flow hedges, net	—	—	—	(92)	—	—	(92)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	7	—	—	7
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	52	—	—	—	52
Common stock repurchased	(1)	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	361	—	—	—	361
Balances at June 30, 2020	1,173	$(7,892)	$15,914	$(170)	$9,788	$44	$17,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,281	$1,614
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	442	1,031
Depreciation and amortization	616	590
Stock-based compensation	758	635
Deferred income taxes	(103)	31
Net gains on strategic investments	(163)	(764)
Other	77	(2)
Changes in assets and liabilities:
Accounts receivable	(112)	47
Accounts payable	41	(48)
Income taxes payable	20	114
Other assets and liabilities	(793)	(55)
Net cash provided by operating activities	3,064	3,193
Cash flows from investing activities:
Purchases of property and equipment	(468)	(399)
Proceeds from sales of property and equipment	1	120
Changes in principal loans receivable, net	(316)	3
Purchases of investments	(20,240)	(14,844)
Maturities and sales of investments	18,683	9,793
Acquisitions, net of cash and restricted cash acquired	(469)	(3,612)
Funds receivable	127	(1,145)
Net cash used in investing activities	(2,682)	(10,084)
Cash flows from financing activities:
Proceeds from issuance of common stock	89	71
Purchases of treasury stock	(1,523)	(1,000)
Tax withholdings related to net share settlements of equity awards	(940)	(421)
Borrowings under financing arrangements	—	6,966
Repayments under financing arrangements	—	(3,000)
Funds payable and amounts due to customers	3,004	6,623
Other financing activities	—	(15)
Net cash provided by financing activities	630	9,224
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(34)	(72)
Net change in cash, cash equivalents, and restricted cash	978	2,261
Cash, cash equivalents, and restricted cash at beginning of period	18,040	15,743
Cash, cash equivalents, and restricted cash at end of period	$19,018	$18,004

Supplemental cash flow disclosures:
Cash paid for interest	$109	$78
Cash paid for income taxes, net	$380	$70

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$5,745	$6,353
Short-term investments	18	18
Funds receivable and customer accounts	13,255	11,633
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$19,018	$18,004
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
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of June 30, 2021, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. The carrying value of our investments that are VIEs is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss, which represents funded commitments and any future funding commitments, was $144 million and $105 million as of June 30, 2021 and December 31, 2020, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2021.
Reclassifications

Beginning with the fourth quarter of 2020, we reclassified certain cash flows related to customer balances from cash flows from operating activities to cash flows from investing activities and cash flows from financing activities within the condensed consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on our previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows.

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

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows:

	Six Months Ended June 30, 2020
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$3,887	$(694)	$3,193
Investing activities(3)	(10,073)	(11)	(10,084)
Financing activities(4)	8,519	705	9,224
Effect of exchange rates on cash, cash equivalents, and restricted cash	(72)	—	(72)
Net increase in cash, cash equivalents, and restricted cash	$2,261	$—	$2,261
(1) As reported in our Form 10-Q for the quarterly period ended June 30, 2020 filed with the SEC on July 30, 2020.
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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Primary geographical markets
United States (“U.S.”)	$3,272	$2,651	$6,335	$5,120
United Kingdom (“U.K.”)	587	586	1,212	1,064
Other countries(1)	2,379	2,024	4,724	3,695
Total net revenues(2)	$6,238	$5,261	$12,271	$9,879

Revenue category
Transaction revenues	$5,797	$4,945	$11,418	$9,160
Revenues from other value added services	441	316	853	719
Total net revenues(2)	$6,238	$5,261	$12,271	$9,879
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total net revenues include $62 million and $154 million for the three months ended June 30, 2021 and 2020, respectively, and $121 million and $401 million for the six months ended June 30, 2021 and 2020, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

Net revenues are attributed to the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Revenues earned from other value added services are typically attributed to the country in which either the customer or partner reside.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$1,184	$1,530	$2,281	$1,614
Denominator:
Weighted average shares of common stock - basic	1,174	1,173	1,174	1,173
Dilutive effect of equity incentive awards	12	11	14	12
Weighted average shares of common stock - diluted	1,186	1,184	1,188	1,185
Net income per share:
Basic	$1.01	$1.30	$1.94	$1.38
Diluted	$1.00	$1.29	$1.92	$1.36
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	3	—	2	1

NOTE 4—BUSINESS COMBINATIONS

ACQUISITIONS COMPLETED IN 2021

In the three and six months ended June 30, 2021, we completed three acquisitions accounted for as business combinations. The total purchase price for these acquisitions was $524 million, consisting primarily of cash consideration. The allocation of purchase consideration resulted in approximately $85 million of technology, customer, and marketing related intangible assets with estimated useful lives ranging from one to seven years, net assets of $16 million, and initial goodwill of approximately $423 million, which is attributable to the workforce of the acquired companies and the synergies expected to arise from these acquisitions, including the integration of the acquired technology with our existing product offerings. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities and tax estimates may occur as additional information becomes available.

We have included the financial results of the acquired businesses in our condensed consolidated financial statements from the date of each acquisition. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the three and six months ended June 30, 2021 and 2020 because the effects of these acquisitions were not material to our overall operations.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The intangible assets acquired consist primarily of customer contracts, trade name/trademarks, and developed technology with estimated useful lives of three years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is attributable to the workforce of Honey and the synergies expected to arise from the acquisition through continued customer acquisition, cross selling initiatives, and product enhancements. Goodwill was not deductible for income tax purposes.

In connection with the acquisition, we assumed restricted stock, restricted stock units, and options with an approximate grant date fair value of $400 million, which represents post-business combination expense. The equity granted is a combination of shares issued to certain former Honey employees subject to a holdback arrangement and assumed Honey employee grants, which vest over a period of up to four years and are subject to continued employment.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2021:

	December 31, 2020	Goodwill Acquired	Adjustments	June 30, 2021
	(In millions)
Total goodwill	$9,135	$423	$6	$9,564

The goodwill acquired during the six months ended June 30, 2021 was attributable to the three acquisitions completed within the period, as described further in “Note 4—Business Combinations.” The adjustments to goodwill during the six months ended June 30, 2021 pertain to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
INTANGIBLE ASSETS
The components of identifiable intangible assets are as follows:

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,230	$(853)	$377	6	$1,206	$(797)	$409	6
Marketing related	324	(300)	24	3	321	(278)	43	3
Developed technology	1,059	(701)	358	3	999	(577)	422	3
All other	451	(290)	161	7	449	(275)	174	7
Intangible assets, net	$3,064	$(2,144)	$920		$2,975	$(1,927)	$1,048

Amortization expense for intangible assets was $110 million and $115 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $216 million and $229 million for the six months ended June 30, 2021 and 2020, respectively.

Expected future intangible asset amortization as of June 30, 2021 was as follows (in millions):

Fiscal years:
Remaining 2021	$203
2022	363
2023	126
2024	111
2025	84
Thereafter	33
Total	$920

NOTE 6—LEASES

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer service and operations centers.

While a majority of our lease agreements do not contain an explicit interest rate, we do have some lease agreements that are subject to changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

As of June 30, 2021, we had no finance leases.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Lease expense
Operating lease expense	$42	$42	$87	$80
Sublease income	(2)	(1)	(4)	(2)
Lease expense, net	$40	$41	$83	$78
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42	$38	$84	$73
Right-of-use (“ROU”) assets obtained in exchange for operating lease liabilities	$10	$2	$11	$246

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
	(In millions, except weighted-average figures)
Operating lease ROU assets	$638	$707
Other current operating lease liabilities	137	144
Operating lease liabilities	608	642
Total operating lease liabilities	$745	$786
Weighted-average remaining lease term—operating leases	6.6 years	6.9 years
Weighted-average discount rate—operating leases	3%	3%
Future minimum lease payments for our operating leases as of June 30, 2021 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2021	$85
2022	139
2023	126
2024	110
2025	94
Thereafter	272
Total	$826
Less: present value discount	(81)
Lease liability	$745

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

In the six months ended June 30, 2021 and 2020, we incurred asset impairment charges of $26 million and $21 million, respectively, within restructuring and other charges on our condensed consolidated statements of income. The impairments included a reduction to our ROU lease assets in the amount of $21 million and $17 million, respectively, which were attributed to certain leased space we are no longer utilizing for our core business operations. A portion of the leased space associated with the impairment charges recorded in the six months ended June 30, 2021 is being subleased.

As of June 30, 2021, we have additional operating leases, primarily for real estate and data centers, with minimum lease payments aggregating to $31 million and lease terms ranging from three to nine years, which will commence in the third quarter of 2021 and later.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(125)	$(4)	$(251)	$24	$3	$(353)
Other comprehensive income (loss) before reclassifications	(57)	(2)	31	—	—	(28)
Less: Amount of loss reclassified from accumulated other comprehensive income (“AOCI”)	(89)	—	—	—	—	(89)
Net current period other comprehensive income (loss)	32	(2)	31	—	—	61
Ending balance	$(93)	$(6)	$(220)	$24	$3	$(292)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Expense	Total
	(In millions)
Beginning balance	$150	$17	$(321)	$40	$(6)	$(120)
Other comprehensive income (loss) before reclassifications	(59)	7	52	(16)	(1)	(17)
Less: Amount of gain reclassified from AOCI	33	—	—	—	—	33
Net current period other comprehensive income (loss)	(92)	7	52	(16)	(1)	(50)
Ending balance	$58	$24	$(269)	$24	$(7)	$(170)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Gain	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	82	(17)	(22)	—	1	44
Less: Amount of loss reclassified from AOCI	(148)	—	—	—	—	(148)
Net current period other comprehensive income (loss)	230	(17)	(22)	—	1	192
Ending balance	$(93)	$(6)	$(220)	$24	$3	$(292)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2020:

	Unrealized Gains on Cash Flow Hedges	Unrealized Gains on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Expense	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	127	22	(119)	55	(7)	78
Less: Amount of gain reclassified from AOCI	75	—	—	—	—	75
Net current period other comprehensive income (loss)	52	22	(119)	55	(7)	3
Ending balance	$58	$24	$(269)	$24	$(7)	$(170)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
	2021	2020
	(In millions)
(Losses) gains on cash flow hedges—foreign exchange contracts	$(89)	$33	Net revenues
Unrealized gains (losses) on investments	—	—	Other income (expense), net
	$(89)	$33	Income before income taxes
	—	—	Income tax expense (benefit)
Total reclassifications for the period	$(89)	$33	Net income

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2021	2020
	(In millions)
(Losses) gains on cash flow hedges—foreign exchange contracts	$(148)	$75	Net revenues
Unrealized gains (losses) on investments	—	—	Other income (expense), net
	$(148)	$75	Income before income taxes
	—	—	Income tax expense (benefit)
Total reclassifications for the period	$(148)	$75	Net income

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest income	$13	$22	$28	$55
Interest expense	(57)	(55)	(115)	(92)
Net gains on strategic investments	283	888	163	764
Other	(10)	(7)	(17)	(14)
Other income (expense), net	$229	$848	$59	$713

NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$13,255	$13,222
Time deposits	345	233
Available-for-sale debt securities	17,218	15,001
Funds receivable	4,852	4,962
Total funds receivable and customer accounts	$35,670	$33,418
Short-term investments:
Time deposits	$1,121	$1,519
Available-for-sale debt securities	5,511	6,689
Restricted cash	18	81
Total short-term investments	$6,650	$8,289
Long-term investments:
Time deposits	$41	$31
Available-for-sale debt securities	3,753	2,819
Restricted cash	—	7
Strategic investments	3,174	3,232
Total long-term investments	$6,968	$6,089

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2021 and December 31, 2020, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2021(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,510	$1	$(3)	$7,508
Foreign government and agency securities	1,886	—	(2)	1,884
Corporate debt securities	3,968	2	(2)	3,968
Asset-backed securities	1,003	—	—	1,003
Municipal securities	489	—	—	489
Short-term investments:
U.S. government and agency securities	1,578	—	—	1,578
Foreign government and agency securities	374	—	—	374
Corporate debt securities	2,750	1	—	2,751
Asset-backed securities	134	—	—	134
Long-term investments:
U.S. government and agency securities	291	—	—	291
Foreign government and agency securities	1,737	—	(2)	1,735
Corporate debt securities	1,473	1	(2)	1,472
Asset-backed securities	255	—	—	255
Total available-for-sale debt securities(2)	$23,448	$5	$(11)	$23,442
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $47 million and $42 million at June 30, 2021 and December 31, 2020, respectively, and were included in other current assets on our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the gross unrealized

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2021(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,413	$(3)	$—	$—	$3,413	$(3)
Foreign government and agency securities	1,255	(2)	—	—	1,255	(2)
Corporate debt securities	1,115	(2)	—	—	1,115	(2)
Asset-backed securities	334	—	—	—	334	—
Short-term investments:
U.S. government and agency securities	978	—	—	—	978	—
Foreign government and agency securities	143	—	—	—	143	—
Corporate debt securities	157	—	—	—	157	—
Asset-backed securities	18	—	—	—	18	—
Long-term investments:
U.S. government and agency securities	41	—	—	—	41	—
Foreign government and agency securities	1,103	(2)	—	—	1,103	(2)
Corporate debt securities	753	(2)	—	—	753	(2)
Asset-backed securities	153	—	—	—	153	—
Total available-for-sale debt securities	$9,463	$(11)	$—	$—	$9,463	$(11)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$262	$—	$—	$—	$262	$—
Foreign government and agency securities	353	—	—	—	353	—
Corporate debt securities	641	—	—	—	641	—
Municipal securities	50	—	—	—	50	—
Short-term investments:
U.S. government and agency securities	270	—	—	—	270	—
Foreign government and agency securities	72	—	—	—	72	—
Corporate debt securities	392	—	—	—	392	—
Long-term investments:
U.S. government and agency securities	28	—	—	—	28	—
Foreign government and agency securities	405	(1)	—	—	405	(1)
Corporate debt securities	97	—	—	—	97	—
Asset-backed securities	15	—	—	—	15	—
Total available-for-sale debt securities	$2,585	$(1)	$—	$—	$2,585	$(1)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2021 and 2020.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2021
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,865	$13,867
After one year through five years	9,063	9,055
After five years through ten years	472	472
After ten years	48	48
Total	$23,448	$23,442

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $2.1 billion and $2.4 billion as of June 30, 2021 and December 31, 2020, respectively, including the impact of the sale of securities.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, we had non-marketable equity securities of $48 million and $10 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $1.1 billion and $789 million as of June 30, 2021 and December 31, 2020, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Carrying amount, beginning of period	$801	$520	$779	$497
Adjustments related to non-marketable equity securities:
Net additions (sales)(1)	3	34	13	25
Gross unrealized gains	205	—	217	45
Gross unrealized losses and impairments	—	(2)	—	(15)
Carrying amount, end of period	$1,009	$552	$1,009	$552
(1) Net additions (sales) include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
	(In millions)
Cumulative gross unrealized gains	$593	$378
Cumulative gross unrealized losses and impairment	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized gains	$241	$888	$92	$756

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$244	$—	$244
Short-term investments(2):
U.S. government and agency securities	1,578	—	1,578
Foreign government and agency securities	1,048	—	1,048
Corporate debt securities	2,751	—	2,751
Asset-backed securities	134	—	134
Total short-term investments	$5,511	$—	$5,511
Funds receivable and customer accounts(3):
Cash and cash equivalents	155	—	155
U.S. government and agency securities	7,508	—	7,508
Foreign government and agency securities	4,199	—	4,199
Corporate debt securities	4,019	—	4,019
Asset-backed securities	1,003	—	1,003
Municipal securities	489	—	489
Total funds receivable and customer accounts	$17,373	$—	$17,373
Derivatives	94	—	94
Long-term investments(2),(4):
U.S. government and agency securities	291	—	291
Foreign government and agency securities	1,735	—	1,735
Corporate debt securities	1,472	—	1,472
Asset-backed securities	255	—	255
Marketable equity securities	2,117	2,117	—
Total long-term investments	$5,870	$2,117	$3,753
Total financial assets	$29,092	$2,117	$26,975
Liabilities:
Derivatives	$210	$—	$210
(1) Excludes cash of $5.5 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $18 million and time deposits of $1.2 billion not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $18.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.1 billion measured using the Measurement Alternative or equity method accounting.

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

As of June 30, 2021 and December 31, 2020, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts	$2,366	$2,914
Short-term investments	$674	$—
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Funds receivable and customer accounts	$27	$17	$(40)	$(3)
Short-term investments	$4	$(6)	$(7)	$(24)
FINANCIAL ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our financial assets and liabilities held as of June 30, 2021 and December 31, 2020 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively:

	June 30, 2021	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$443	$443
Other assets(2)	86	$86
Total	$529	$529
(1) Excludes non-marketable equity investments of $566 million accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2021.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges as of June 30, 2021.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and notes receivable are carried at amortized cost, which approximates their fair value. Our long-term debt in the form of fixed rate notes had a carrying value of approximately $8.9 billion and fair value of approximately $9.5 billion as of June 30, 2021. Our fixed rate notes had a carrying value of approximately $8.9 billion and fair value of approximately $9.7 billion as of December 31, 2020. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of June 30, 2021, we estimated that $107 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2021 and 2020, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and gains and losses on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three and six months ended June 30, 2020, we recognized $16 million in unrealized loss and $55 million in unrealized gain, respectively, on the foreign currency exchange contract designated as a net investment hedge within the foreign currency translation section of other comprehensive income. As of June 30, 2021, we did not have a net investment hedge. We have not reclassified any gains or losses related to the net investment hedge from AOCI into earnings during any of the periods presented.

Foreign currency exchange contracts not designated as hedging instruments

We have a foreign currency exposure management program in which we use foreign currency exchange contracts to offset the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities. The gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities are recorded in other income (expense), net, which are offset by the gains and losses on these foreign currency exchange contracts. The cash flows associated with our non-designated derivatives used to hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of June 30, 2021 and December 31, 2020 was as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$37	$—
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	15	—
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	42	42
Total derivative assets		$94	$42

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$144	$287
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	—	35
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	66	88
Total derivative liabilities		$210	$410

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $63 million as of June 30, 2021 and $34 million as of December 31, 2020. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged:

	June 30, 2021	December 31, 2020
	(In millions)
Cash collateral posted(1)	$135	$340
Cash collateral received(2)	$11	$1
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

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$6,238	$5,261	$12,271	$9,879
(Losses) gains on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$(89)	$33	$(148)	$75

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
(Losses) gains on foreign exchange contracts recognized in other income (expense), net	$(43)	$(5)	$(2)	$32

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

	June 30, 2021	December 31, 2020
	(In millions)
Foreign exchange contracts designated as hedging instruments	$5,664	$5,335
Foreign exchange contracts not designated as hedging instruments	18,714	16,098
Total	$24,378	$21,433

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products to consumers at checkout. The majority of the installment loans allow consumers to pay for a product over periods of 12 months or less. As of June 30, 2021 and December 31, 2020, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $2.5 billion and $2.2 billion, respectively.

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

Consumer receivables delinquency and allowance

The following table presents the delinquency status of consumer loans and interest receivable at June 30, 2021 and December 31, 2020. Since the majority of our consumer loans are revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date for revolving loans or contractual repayment date for installment loans. The “current” category represents balances that are within 29 days of the billing date or contractual repayment date, as applicable.

	June 30, 2021		December 31, 2020
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$2,445	97.1%	$2,124	97.9%
30-59 days	23	0.9%	15	0.7%
60-89 days	15	0.6%	11	0.5%
90-179 days	35	1.4%	19	0.9%
Total consumer loans and interest receivable(1), (2), (3)	$2,518	100.0%	$2,169	100.0%
(1) Excludes receivables from other consumer credit products of $50 million and $56 million at June 30, 2021 and December 31, 2020, respectively.
(2) Includes installment loans of $875 million and $556 million at June 30, 2021 and December 31, 2020, respectively, substantially all of which were current and originated within the 12 months prior to the reporting date.
(3) Balances at December 31, 2020 include the impact of payment holidays provided primarily in the second quarter of 2020 by the Company to certain consumers as a part of our COVID-19 payment relief initiatives.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2021 and 2020:

	June 30, 2021			June 30, 2020
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$299	$53	$352	$49	$8	$57
Adjustment for adoption of credit losses accounting standard	—	—	—	24	4	28
Provisions	(44)	(3)	(47)	226	47	273
Charge-offs	(48)	(8)	(56)	(36)	(7)	(43)
Recoveries(2)	10	—	10	15	—	15
Other(3)	5	1	6	(6)	—	(6)
Ending balance	$222	$43	$265	$272	$52	$324
(1) Excludes allowances from other consumer credit products of $4 million and $6 million at June 30, 2021 and 2020, respectively.
(2) The recoveries for the six months ended June 30, 2020 were primarily related to fully charged-off U.S. consumer credit receivables not subject to the sale to Synchrony Bank.
(3) Includes amounts related to foreign currency remeasurement.

The benefit for the six months ended June 30, 2021 was primarily attributable to improvements in the credit quality of the consumer portfolio and current and projected macroeconomic conditions. This was partially offset by provisions for originations in the portfolio and the impact of qualitative adjustments to account for limitations in our current expected credit loss models, due to a high degree of uncertainty around the financial health of our consumer borrowers and continued volatility with respect to both the projected and actual macroeconomic conditions.

The provision for current expected credit losses relating to our consumer loans receivable portfolio is recognized in transaction and credit losses on our condensed consolidated statements of income. The provision for interest receivable for interest earned on our consumer loans receivable portfolio is recognized in revenues from other value added services as a reduction to revenue. Loans receivable continue to accrue interest until they are charged off.

We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date or contractual repayment date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

MERCHANT RECEIVABLES

We offer access to credit products for certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant lending offerings. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the six months ended June 30, 2021 and 2020, we purchased approximately $780 million and $1.4 billion in credit receivables, respectively. As of June 30, 2021 and December 31, 2020, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.3 billion and $1.4 billion, respectively, net of the participation interest sold to an independent chartered financial institution of $54 million and $59 million, respectively.

Through our PPWC product, merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan or advance based on the overall credit assessment of the merchant. Loans and advances are repaid through a fixed percentage of the merchant’s future payment volume that PayPal processes. Through our PPBL product, we provide merchants access to short-term business financing for a fixed fee based on an evaluation of the applying business as well as the business owner. PPBL repayments are collected through periodic payments until the balance has been satisfied.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenue included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The fixed interest or fee is amortized into revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan, which generally ranges from 3 to 12 months.

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

June 30, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$713	$257	$155	$6	$—	$1,131	87.7%
30 - 59 Days	12	25	22	2	—	61	4.7%
60 - 89 Days	3	13	13	1	—	30	2.3%
90 - 179 Days	1	21	21	1	—	44	3.5%
180+ Days	—	7	14	2	—	23	1.8%
Total(1)	$729	$323	$225	$12	$—	$1,289	100%

December 31, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percent
Current	$786	$250	$6	$—	$—	$1,042	75.4%
30 - 59 Days	55	47	3	—	—	105	7.6%
60 - 89 Days	27	32	3	—	—	62	4.5%
90 - 179 Days	57	78	7	—	—	142	10.3%
180+ Days	6	20	5	—	—	31	2.2%
Total(1)	$931	$427	$24	$—	$—	$1,382	100%
(1) Balances include the impact of payment holidays provided primarily during the second quarter of 2020 and modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the six months ended June 30, 2021 and 2020:

	June 30, 2021			June 30, 2020
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$440	$43	$483	$171	$20	$191
Adjustment for adoption of credit losses accounting standard	—	—	—	165	17	182
Provisions	(70)	(9)	(79)	284	27	311
Charge-offs	(110)	(9)	(119)	(130)	(13)	(143)
Recoveries	20	—	20	7	—	7
Ending balance	$280	$25	$305	$497	$51	$548

The benefit for the six months ended June 30, 2021 was primarily attributable to improvements in current and projected macroeconomic conditions. This was partially offset by provisions for originations during the period and the impact of qualitative adjustments to account for varying degrees of expected merchant performance in the current environment and in future periods, including uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below, and continued volatility with respect to macroeconomic conditions.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenue included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Troubled debt restructurings (“TDRs”)

In instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loans or advances and the related interest or fee receivable for which it is probable that, without modification, we will be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and help enable us to mitigate losses.

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income in the six months ended June 30, 2021.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the merchant loans and interest receivables which have been modified as TDRs in the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	1	8	36

	Six Months Ended June 30, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	3	$39	36
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the three and six months ended June 30, 2021, the amount of merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

NOTE 12—DEBT

FIXED RATE NOTES

On May 18, 2020 and September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion and $5.0 billion, respectively. The notes issued from the May 2020 and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

As of both June 30, 2021 and December 31, 2020, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	June 30, 2021	December 31, 2020
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$1,000	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	1,000	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000
Total term debt			$9,000	$9,000

Unamortized premium (discount) and issuance costs, net			(55)	(61)
Total carrying amount of term debt			$8,945	$8,939

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $112 million for the three and six months ended June 30, 2021, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $45 million and $78 million for the three and six months ended June 30, 2020, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other available facilities

We maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million and $30 million in the aggregate, as of June 30, 2021 and December 31, 2020, respectively. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of June 30, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.
FUTURE PRINCIPAL PAYMENTS

As of June 30, 2021, the future principal payments associated with our long term debt were as follows (in millions):

Remaining 2021	$—
2022	1,000
2023	1,000
2024	1,250
2025	1,000
Thereafter	4,750
Total	$9,000

Other than as provided above, there are no significant changes to the information disclosed in our 2020 Form 10-K.
NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS

As of June 30, 2021 and December 31, 2020, approximately $3.6 billion and $3.0 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of our PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of June 30, 2021. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

We have received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) related to Venmo’s unauthorized funds transfers and collections processes, and related matters. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in connection with these CIDs.

We have received a CID from the CFPB related to the marketing and use of PayPal Credit in connection with certain merchants that provide educational services. The CID requests the production of documents, written reports, and answers to written questions. We are cooperating with the CFPB in connection with this CID.

We have responded to subpoenas and requests for information received from the U.S. Securities and Exchange Commission Enforcement Division (“SEC”) relating to whether the interchange rates paid to the bank that issues debit cards bearing our licensed brands were consistent with Regulation II of the Board of Governors of the Federal Reserve System, and to the reporting of marketing fees earned from the Company’s branded card program. We are cooperating with the SEC in connection with this investigation.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At June 30, 2021 and December 31, 2020, the allowance for transaction losses was $105 million and $144 million, respectively. The allowance for negative customer balances was $261 million and $270 million at June 30, 2021 and December 31, 2020, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$368	$396	$414	$399
Provision	273	271	554	518
Realized losses	(304)	(313)	(651)	(583)
Recoveries	29	19	49	39
Ending balance	$366	$373	$366	$373
NOTE 14—STOCK REPURCHASE PROGRAMS

During the six months ended June 30, 2021, we repurchased approximately 6 million shares of our common stock for approximately $1.5 billion at an average cost of $250.84. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. As of June 30, 2021, a total of approximately $6.9 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured and recognized based on estimated fair values at time of grant.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Customer support and operations	$77	$64	$149	$116
Sales and marketing	48	47	96	86
Technology and development	147	133	286	246
General and administrative	129	116	248	203
Total stock-based compensation expense	$401	$360	$779	$651
Capitalized as part of internal use software and website development costs	$18	$11	$34	$21
NOTE 16—INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2021 was 13% and (2)%, respectively. Our effective tax rate for the three and six months ended June 30, 2020 was 15% and 22%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of foreign income taxed at different rates, discrete tax adjustments including benefits related to stock-based compensation, and for the six months ended June 30, 2020, tax expense related to the intra-group transfer of intellectual property.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges for the three months ended June 30, 2021 were de minimis and for the six months ended June 30, 2021 were $27 million. During the three and six months ended June 30, 2020, the associated restructuring charges were $26 million and $55 million, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of June 30, 2021.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2021:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2021	$55
Charges	27
Payments	(61)
Accrued liability as of June 30, 2021	$21

Additionally, in the six months ended June 30, 2021 and 2020 we incurred asset impairment charges of $26 million and $21 million, respectively, due to the exiting of certain leased properties which resulted in a reduction of certain ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

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

Information security

Information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

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

The spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts, including a significant increase in net new active accounts and payments volume. To the extent that consumers revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are lifted or relaxed and effective vaccines for COVID-19 are available and widely distributed, our business, financial condition, and results of operations could be adversely impacted.

The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have impacted, and are expected to continue to impact, our operations and business. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain. For additional information on how the COVID-19 pandemic has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to Part I, Item 1A, Risk Factors in our 2020 Form 10-K.

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of a transition period on December 31, 2020. PayPal (Europe) S.à.r.l. et Cie, SCA (“PayPal (Europe)”) operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal (Europe) to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

Brexit may contribute to instability in financial, stock, and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. The below tables provide the percentage of our total net revenues and gross loans and interest receivable from the U.K. and EU (excluding the U.K.) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues generated from the U.K.	9%	11%	10%	11%
Net revenues generated from the EU (excluding the U.K.)	20%	18%	20%	18%

	June 30, 2021	December 31, 2020
Gross loans and interest receivable due from customers in the U.K.	48%	50%
Gross loans and interest receivable due from customers in the EU (excluding the U.K.)	18%	14%

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2021	2020		2021	2020
	(In millions, except percentages and per share data)
Net revenues	$6,238	$5,261	19%	$12,271	$9,879	24%
Operating expenses	5,111	4,310	19%	10,102	8,530	18%
Operating income	$1,127	$951	19%	$2,169	$1,349	61%
Operating margin	18%	18%	**	18%	14%	**
Other income (expense), net	$229	$848	(73)%	$59	$713	(92)%
Income tax expense (benefit)	$172	$269	(36)%	$(53)	$448	(112)%
Effective tax rate	13%	15%	**	(2)%	22%	**
Net income	$1,184	$1,530	(23)%	$2,281	$1,614	41%
Net income per diluted share	$1.00	$1.29	(23)%	$1.92	$1.36	41%
Net cash provided by operating activities(1)	$1,306	$1,772	(26)%	$3,064	$3,193	(4)%
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
** Not meaningful

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Net revenues increased $977 million, or 19%, in the three months ended June 30, 2021 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 40%.

Total operating expenses increased $801 million, or 19%, in the three months ended June 30, 2021 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in sales and marketing expenses, technology and development expenses, and customer support and operations expenses. These increases were partially offset by a decline in transaction and credit losses and restructuring and other charges.

Operating income increased by $176 million, or 19%, in the three months ended June 30, 2021 compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 18% in both the three months ended June 30, 2021 and 2020. Operating margin for the three months ended June 30, 2021 was positively impacted by the decrease in transaction and credit losses.

Net income decreased by $346 million, or 23%, in the three months ended June 30, 2021 compared to the same period of the prior year due to a decrease of $619 million in other income (expense), net, driven primarily by lower net gains on strategic investments than in the prior period, partially offset by the previously discussed increase in operating income of $176 million and a decrease in income tax expense of $97 million driven primarily by a decrease in tax expense associated with the lower net gains on strategic investments.

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Net revenues increased $2.4 billion, or 24%, in the six months ended June 30, 2021, compared to the same period of the prior year driven primarily by growth in TPV of 45%.

Total operating expenses increased $1.6 billion, or 18%, in the six months ended June 30, 2021, compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in sales and marketing expenses, technology and development expenses, and customer support and operations expense, partially offset by a decrease in transaction and credit losses.

Operating income increased by $820 million, or 61%, in the six months ended June 30, 2021, compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 18% and 14% in the six months ended June 30, 2021 and 2020, respectively. Operating margin for the six months ended June 30, 2021 was positively impacted by revenue growth outpacing growth in operating expenses, which benefited from a decrease in transaction and credit losses.

Net income increased by $667 million, or 41%, in the six months ended June 30, 2021, compared to the same period of the prior year due to the previously discussed increase in operating income of $820 million and a decrease in income tax expense of $501 million, driven primarily by tax expense related to the intra-group transfer of intellectual property in the six months ended June 30, 2020 with no comparable activity in the current period and an increase in tax benefits associated with discrete tax adjustments. This was partially offset by a decrease of $654 million in other income (expense), net driven primarily by lower net gains on strategic investments compared to the prior period.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 48% of our net revenues from customers domiciled outside of the U.S. in both the three and six months ended June 30, 2021. We generated approximately 50% and 48% of our net revenues from customers domiciled outside of the U.S. in the three and six months ended June 30, 2020, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and six months ended June 30, 2021, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$237	$427
Hedging impact	(89)	(148)
Favorable impact to net revenues	148	279
Unfavorable impact to operating expense	(101)	(174)
Net favorable impact to operating income	$47	$105

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.
Additionally, in connection with transactions occurring in multiple currencies on our Payments Platform, we generally set our foreign currency exchange rates daily, and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates and when transactions occur. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program in which we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

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

Net revenue analysis

The components of our net revenues for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):

Transaction revenues

Transaction revenues grew by $852 million, or 17%, and $2.3 billion, or 25%, for the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year. The growth in transaction revenues was mainly attributable to our core PayPal and Braintree products and services driven by strong growth in TPV and the number of payment transactions, both of which resulted primarily from an increase in our active accounts. In the current period, we benefited from the recovery of travel and events verticals, which were adversely impacted in the prior year as a result of the COVID-19 pandemic. These factors favorably impacting growth in transaction revenues in the current period were offset by a decline in TPV and revenue we generate from merchants on eBay’s marketplace platform, which we expect to continue to decline for the remainder of the year.

In the first quarter of 2020, we experienced an adverse impact on our TPV and transaction revenues due to the initial impact of the COVID-19 pandemic. The shift beginning in the second quarter of 2020 from in-store payment methods to digital payments (as described above) has continued to benefit our business.

The graphs below present the respective key metrics (in millions) for the three and six months ended June 30, 2021 and 2020:
*Reflects active accounts at the end of the applicable period.

Number of payment transactions
TPV

The following table provides a summary of related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2021	2020		2021	2020
Number of payment transactions per active account	43.5	39.2	11%	43.5	39.2	11%
Percent of cross-border TPV	16%	17%	**	17%	17%	**
** Not meaningful

We had 403 million active accounts as of June 30, 2021 compared to 346 million as of June 30, 2020, an increase of 16%. Number of payment transactions were 4.7 billion for the three months ended June 30, 2021 compared to 3.7 billion in the three months ended June 30, 2020, an increase of 27%. Number of payment transactions were 9.1 billion for the six months ended June 30, 2021 compared to 7.0 billion in the six months ended June 30, 2020, an increase of 30%. TPV was $311 billion for the three months ended June 30, 2021 compared to $222 billion in the three months ended June 30, 2020, an increase of 40%. TPV was $596 billion for the six months ended June 30, 2021 compared to $412 billion in the six months ended June 30, 2020, an increase of 45%.

Transaction revenues grew more slowly than TPV and number of payment transactions for the three and six months ended June 30, 2021 compared to the same periods in the prior year due primarily to a decline in eBay’s marketplace platform TPV with higher rates, a higher portion of TPV generated by platform partners, large merchants, and other marketplaces who generally pay lower rates with higher transaction volumes, and an unfavorable impact from hedging. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three and six months ended June 30, 2021.

Revenues from other value added services

Revenues from other value added services increased $125 million, or 40%, and $134 million, or 19%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily attributable to increases in our revenue share with Synchrony Bank (“Synchrony”), interest and fee revenue on our consumer loans receivable portfolio driven primarily by growth in international markets, and fee revenue from the servicing of loans under the U.S. Government’s Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. We receive a fee for providing origination services and loan servicing for the loans and retain operational risk related to those activities. Revenues from other value added services for the three and six months ended June 30, 2021 were negatively impacted by a decline in interest and fee revenue on our merchant loans receivable portfolio due to a decrease in outstanding loans and in interest earned on certain assets underlying customer account balances resulting from lower interest rates.

The total gross consumer and merchant loans receivable balance was $3.9 billion as of June 30, 2021 and $4.0 billion as of June 30, 2020, reflecting a year-over-year decrease of 4% driven by a decline in our merchant receivable portfolio due to reduced originations as a result of modifications to our acceptable risk parameters in 2020, partially offset by growth in our consumer receivable portfolio due to increased originations including from the expansion of our installment credit products.

In response to the COVID-19 pandemic, we took both proactive and reactive measures during 2020 to support our merchants and consumers that had loans and interest receivables due to us under our credit product offerings. These measures were intended to help reduce financial difficulties experienced by our customers and included providing payment holidays to grant payment deferrals to certain borrowers for varying periods of time, and amended payment terms through loan modifications in certain cases. These measures have adversely impacted and may continue to adversely impact the recognition of interest and fee income in future periods. Given the uncertainty surrounding the COVID-19 pandemic, including its duration and severity, related global economic conditions and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and their prospective impact on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through June 30, 2021, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2021	2020		2021	2020
	(In millions, except percentages)
Transaction expense	$2,524	$1,843	37%	$4,799	$3,582	34%
Transaction and credit losses	169	440	(62)%	442	1,031	(57)%
Customer support and operations	521	423	23%	1,039	822	26%
Sales and marketing	628	414	52%	1,230	785	57%
Technology and development	746	631	18%	1,487	1,236	20%
General and administrative	522	512	2%	1,046	998	5%
Restructuring and other charges	1	47	(98)%	59	76	(22)%
Total operating expenses	$5,111	$4,310	19%	$10,102	$8,530	18%
Transaction expense rate(1)	0.81%	0.83%	**	0.80%	0.87%	**
Transaction and credit loss rate(2)	0.05%	0.20%	**	0.07%	0.25%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense
Transaction expense for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):
Transaction expense increased by $681 million, or 37%, and $1.2 billion, or 34%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 40% and 45% for the three and six months ended June 30, 2021, respectively. The decrease in transaction expense rate for the three and six months ended June 30, 2021 compared to the same periods of the prior year was due primarily to favorable changes in product mix. The decrease in transaction expense rate for the six months ended June 30, 2021 was also attributable to favorable changes in merchant mix and funding mix.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance, or PayPal Credit. For each of the three and six months ended June 30, 2021, approximately 1% of TPV was funded with PayPal Credit, compared to approximately 2% of TPV for the same periods of 2020. For the three and six months ended June 30, 2021, approximately 39% and 40% of TPV, respectively, was generated outside of the U.S. For the three and six months ended June 30, 2020, approximately 40% and 39% of TPV, respectively, was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and credit losses
The components of our transaction and credit losses for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):
Transaction and credit losses decreased by $271 million, or 62%, and $589 million, or 57%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year.

Transaction losses were $273 million in the three months ended June 30, 2021 compared to $271 million in the three months ended June 30, 2020, an increase of $2 million, or 1%. Transaction losses were $554 million in the six months ended June 30, 2021 compared to $518 million in the six months ended June 30, 2020, an increase of $36 million, or 7%. Transaction loss rate (transaction losses divided by TPV) was 0.09% and 0.12% for the three months ended June 30, 2021 and 2020, respectively, and 0.09% and 0.13% for the six months ended June 30, 2021 and 2020, respectively. The increase in transaction losses in the three and six months ended June 30, 2021 was primarily due to growth in TPV, which was substantially offset by benefits realized from continued risk mitigation strategies, which contributed to a decrease in our transaction loss rate in the three and six months ended June 30, 2021 compared to the same periods of the prior year. The duration and severity of the impacts of the COVID-19 pandemic and related global economic conditions remain unknown. The negative impacts on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may adversely impact our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses declined by $273 million, or 162%, and $625 million, or 122% in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year. The components of credit losses for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net charge-offs(1)	$52	$68	$128	$153
Reserve build (release)(2)	(156)	101	(240)	360
Credit losses	$(104)	$169	$(112)	$513
(1) Net charge offs includes the principal charge offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement and, for the prior periods, impact of adoption of credit losses accounting standard.

The benefit in the three and six months ended June 30, 2021 was attributable to the net release of reserves for loans and interest receivable due to improvements in both current and projected macroeconomic conditions, including lower projected unemployment, lower projected consumer credit card charge off rates, and improving growth in projected household income, as well as the credit quality of loans outstanding, partially offset by provisions for originations during the period. The net release of reserves also reflects the impact of qualitative adjustments to allowances for our merchant and consumer portfolios. These qualitative adjustments resulted in increases in reserves to account for a high degree of uncertainty around the financial health of our consumer and merchant borrowers, including uncertainty around the effectiveness of loan modification programs made available to merchants, as well as continued volatility with respect to both projected and actual macroeconomic conditions. The credit losses in the three and six months ended June 30, 2020 were associated with an increase in provisions for our loans and interest receivable portfolio resulting from a reserve build driven by a deterioration in macroeconomic projections reflecting the anticipated impact of the COVID-19 pandemic and factored into the determination of our current expected credit losses.

The consumer loans and interest receivable balance as of June 30, 2021 and 2020 was $2.5 billion and $1.5 billion, respectively, representing a year-over-year increase of 70% driven by growth of our installment credit products in international markets and the U.S. as well as growth of PayPal Credit in international markets. Approximately 68% and 89% of our consumer loans receivable outstanding as of June 30, 2021 and 2020, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at June 30, 2021 compared to June 30, 2020 was due to overall growth in the consumer loan portfolio, particularly from installment credit products in other markets.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2021	2020
Percent of consumer loans and interest receivable current	97.1%	97.7%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.4%	1.4%
Net charge off rate(2)	3.8%	4.9%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer or contractual repayment date on installment credit products.
(2) Net charge off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

We offer access to credit products for certain small and medium-sized merchants, which we refer to as our merchant lending offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of June 30, 2021 were $1.3 billion, compared to $2.5 billion as of June 30, 2020, representing a year-over-year decrease of 48%. The decrease in merchant loans, advances, and interest and fees receivable outstanding was due primarily to a reduction in originations due to modifications in our acceptable risk parameters as well as a shift towards merchants borrowing through the PPP. We do not own the receivables associated with loans originated through the PPP. Approximately 80% and 10% of our merchant receivables outstanding as of June 30, 2021 were due from merchants in the U.S. and U.K., respectively, as compared to 86% and 8%, respectively, as of June 30, 2020.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2021(1)	2020
Percent of merchant receivables within original expected or contractual repayment period	87.7%	85.6%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	5.3%	5.2%
Net charge off rate(2)	8.7%	7.0%
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

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligibility terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters have resulted in a decrease in merchant receivables as of June 30, 2021. While the impact of the COVID-19 pandemic on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it is to have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):
Customer support and operations expenses increased by $98 million, or 23%, and $217 million, or 26%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year due primarily to increases in employee-related expenses, customer onboarding and compliance costs, and contractors and consulting costs that support the growth of our active accounts and payment transactions.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):
Sales and marketing expenses increased by $214 million, or 52%, and $445 million, or 57%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year due primarily to higher spending on marketing programs, including the acquisition of new customer accounts and the promotion of new product experiences, and to a lesser extent, employee-related expenses.

Technology and development

Technology and development expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):
Technology and development expenses increased by $115 million, or 18%, and $251 million, or 20%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year due primarily to increases in costs related to contractors and consultants, employee-related expenses, cloud computing services utilized in delivering our products, and depreciation expense.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):
General and administrative expenses increased by $10 million, or 2%, and $48 million, or 5%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year due primarily to an increase in employee-related expenses partially offset by a decrease in professional services expenses. The increase in the six months ended June 30, 2021 was also attributable to expenses associated with software services.

Restructuring and other charges

Restructuring and other charges for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):
Restructuring and other charges decreased by $46 million and $17 million in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges for the three months ended June 30, 2021 were de minimis and for the six months ended June 30, 2021 were $27 million. During the three and six months ended June 30, 2020, the associated restructuring charges were $26 million and $55 million, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of June 30, 2021. For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, in the six months ended June 30, 2021 and 2020 we incurred asset impairment charges of $26 million and $21 million, respectively, due to the exiting of certain leased properties which resulted in a reduction of certain right of use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net decreased $619 million, or 73%, and $654 million, or 92%, in the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year due primarily to lower net gains on strategic investments as compared to the prior periods.

Income tax expense (benefit)

Our effective income tax rate was 13% and 15% for the three months ended June 30, 2021 and 2020, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2021 compared to the same period of the prior year was due primarily to a decrease in tax expense associated with lower net gains on strategic investments. Our effective income tax rate was (2)% and 22% for the six months ended June 30, 2021 and 2020, respectively. The decrease in our effective income tax rate for the six months ended June 30, 2021 compared to the same period of the prior year was primarily attributable to tax expense related to an intra-group transfer of intellectual property in the six months ended June 30, 2020 with no comparable activity in the current period, and an increase in tax benefits associated with discrete tax adjustments including stock-based compensation deductions.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$16,171	$15,852
(1) Excludes assets related to funds receivable and customer accounts of $35.7 billion and $33.4 billion at June 30, 2021 and December 31, 2020, respectively.
(2) Excludes total restricted cash of $18 million and $88 million at June 30, 2021 and December 31, 2020, respectively, and strategic investments of $3.2 billion as of both June 30, 2021 and December 31, 2020.

Foreign cash, cash equivalents, and investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.7 billion as of June 30, 2021 and $7.0 billion at December 31, 2020, or 48% and 44% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2020, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available credit and debt

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of June 30, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as described above, there are no significant changes to the available credit and debt disclosed in our 2020 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2021, we had a total of $3.4 billion in cash withdrawals offsetting our $3.4 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for loans receivable
Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the first quarter of 2021, an additional $700 million was approved to fund such credit activities. As of June 30, 2021, the cumulative amount approved by management to be designated for credit activities aggregated to $2.7 billion and represented approximately 27% of European customer balances that have been made available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit ratings
As of June 30, 2021, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreement.

Risk of loss
The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rates ranged between 0.09% and 0.13% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 pandemic and related global economic conditions remain unknown. The negative impacts on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock repurchases and acquisitions
During the six months ended June 30, 2021, we repurchased approximately $1.5 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. As of June 30, 2021, a total of approximately $6.9 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

In the second quarter of 2021, we completed three acquisitions for $524 million in aggregate, consisting primarily of cash consideration.

Other considerations
In 2020, we announced our commitment to invest $535 million to support racial equality. As of June 30, 2021, we have deployed substantially all of the commitment through charitable contributions, grants to small businesses, internal investments to support and strengthen diversity and inclusion initiatives, and an economic opportunity fund focused on bolstering our relationships with community banks and credit unions serving underrepresented minority communities, as well as investing directly into black- and minority-led startups and minority-focused investment funds, among other initiatives.

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors including those related to the COVID-19 pandemic discussed in this Form 10-Q. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors of our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors of this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

CASH FLOWS

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$3,064	$3,193
Investing activities(1)	(2,682)	(10,084)
Financing activities(1)	630	9,224
Effect of exchange rates on cash, cash equivalents, and restricted cash	(34)	(72)
Net increase in cash, cash equivalents, and restricted cash	$978	$2,261
(1) Prior period amounts have been revised to conform to the current period presentation. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Operating activities

We generated cash from operating activities of $3.1 billion in the six months ended June 30, 2021 due primarily to operating income of $2.2 billion, as well as adjustments for non-cash expenses including stock-based compensation of $758 million, depreciation and amortization of $616 million, and provision for transaction and credit losses of $442 million. Net income was also adjusted for net gains on our strategic investments of $163 million, changes in accounts receivable of $112 million, changes in deferred income taxes of $103 million, and changes in other assets and liabilities of $793 million, primarily related to actual cash transaction losses incurred during the period.

We generated cash from operating activities of $3.2 billion in the six months ended June 30, 2020 due primarily to operating income of $1.3 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.0 billion, stock-based compensation of $635 million, and depreciation and amortization of $590 million. Net income was also adjusted for net gains on our strategic investments of $764 million and changes in income taxes payable of $114 million.

In the six months ended June 30, 2021 and 2020, cash paid for income taxes, net was $380 million and $70 million, respectively.

Investing activities

The net cash used in investing activities of $2.7 billion in the six months ended June 30, 2021 was due primarily to purchases of investments of $20.2 billion, acquisitions (net of cash acquired) of $469 million, purchases of property and equipment of $468 million, and changes in principal loans receivable, net of $316 million. These cash outflows were partially offset by maturities and sales of investments of $18.7 billion and changes in funds receivable from customers of $127 million.

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

Financing activities

We generated cash from financing activities of $630 million in the six months ended June 30, 2021 due primarily to changes in funds payable and amounts due to customers of $3.0 billion, partially offset by the repurchase of $1.5 billion of our common stock under our stock repurchase program, and tax withholdings related to net share settlement of equity awards of $940 million.

We generated cash from financing activities of $9.2 billion in the six months ended June 30, 2020 due primarily to cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as proceeds from borrowings under our credit agreement of $7.0 billion and changes in funds payable and amounts due to customers of $6.6 billion. These cash inflows were partially offset by the repayment of outstanding borrowings under our credit agreement of $3.0 billion, the repurchase of $1.0 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $421 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $34 million on cash, cash equivalents, and restricted cash for the six months ended June 30, 2021 due primarily to fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the Euro and Swedish krona. Foreign currency exchange rates had a negative impact of $72 million on cash, cash equivalents, and restricted cash for the six months ended June 30, 2020, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Brazilian real.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

As of June 30, 2021 and December 31, 2020, approximately 36% and 30%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $235 million and $173 million at June 30, 2021 and December 31, 2020, respectively.

We have $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have a committed revolving credit facility of $5.0 billion available to us. We are obligated to pay interest on borrowings under this facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under this facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of both June 30, 2021 and December 31, 2020, we had no amount outstanding under this credit facility. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2021 and December 31, 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.1 billion lower at each of those respective dates. If the U.S. dollar strengthened by 20% at June 30, 2021 and December 31, 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.1 billion higher at each of those respective dates.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $418 million and $353 million at June 30, 2021 and December 31, 2020, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of June 30, 2021 would have positively impacted income before income taxes by approximately $434 million, resulting in a net positive impact of approximately $16 million. Foreign currency exchange contracts in place as of December 31, 2020 would have positively impacted income before income taxes by approximately $369 million, resulting in a net positive impact of approximately $16 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of both June 30, 2021 and December 31, 2020, our strategic investments totaled $3.2 billion which represented approximately 16% and 17% of our total cash, cash equivalents, and investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2021, which could be experienced in the near term, would have resulted in a decrease of approximately $317 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cryptocurrency Regulation

The regulation of cryptocurrency is still an evolving area, and we expect that it could become subject to additional regulations and licensing requirements, including as a result of our cryptocurrency offerings expanding and the number of jurisdictions in which we provide these offerings increasing. The evolving regulatory landscape may require us to make product changes, restrict product offerings in certain jurisdictions, or implement additional and potentially costly controls. If we fail to comply with regulations, requirements, or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

In addition, financial and third party risks related to our cryptocurrency offerings, such as inappropriate access and theft of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and default on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to “privacy and data protection laws” (as defined in “Item 1. Business— Government Regulation” in our 2020 Form 10-K) continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, cryptocurrency, and blockchain technology. Any failure, or perceived failure, by us to comply with our privacy policies as communicated to users or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, government entities, or others. Such proceedings or actions could subject us to significant fines, penalties, judgments, and negative publicity which may require us to change our business practices, increase the costs and complexity of compliance, and materially harm our business. In addition, compliance with inconsistent privacy and data protection laws may restrict our ability to provide products and services to our customers. For further information regarding data protection and information security, see “Item 1. Business—Government Regulation” in our 2020 Form 10-K.

PayPal relies on a variety of compliance methods to transfer personal data of European Economic Area (“EEA”) individuals to the U.S., including Binding Corporate Rules (“BCRs”) for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. We continue to monitor and respond to changes in the requirements for cross-border transfers of data. In June 2021, the European Commission imposed new SCC requirements which impose new contract and operational requirements on PayPal, its merchants, and vendors in order to adhere to certain affirmative duties, including requirements related to government access transparency, enhanced data subject rights, and broader third party assessments to ensure safeguards necessary to protect personal data exported from PayPal’s EEA customers and/or employees to countries outside the EEA. To the extent PayPal relies on SCCs, such engagements will require new contractual arrangements under the updated requirements to avoid limitation on PayPal’s ability to process EEA data in third countries.

In the wake of the California Consumer Privacy Act (“CCPA”) passed in 2018, multiple US states have proposed similar legislation to protect consumers in their states. California passed the Consumer Privacy Rights Act of 2020 (the “CPRA”, an amendment to the CCPA), Virginia has passed the Virginia Consumer Data Protection Act (signed into law March 2, 2021) and Colorado has passed the Colorado Privacy Act (signed into law July 7, 2021). The continued increase in state-level privacy laws is likely to result in a disparate array of privacy rules with unaligned provisions, accountability requirements, individual rights, and state enforcement powers. In the absence of federal legislation, the state-level privacy terrain is likely to become increasingly complex and may add to increased regulatory scrutiny, business cost and consumer confusion.

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

The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2021 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2021				$7,110
April 1, 2021 through April 30, 2021	0.7	$263.46	0.7	6,937
May 1, 2021 through May 31, 2021	0.1	$251.89	0.1	6,910
June 1, 2021 through June 30, 2021	—	$—	—	6,910
Balance as of June 30, 2021	0.8		0.8	$6,910
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
+ Indicates a management contract or compensatory plan or arrangement.
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	July 29, 2021	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer:

Date:	July 29, 2021	By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations

Principal Accounting Officer:

Date:	July 29, 2021	By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

