Form 10-Q
period 2021-09-30
PayPal Holdings, Inc.
filed 2021-11-09
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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
Yes ☐ No  ☒
As of November 2, 2021, there were 1,174,930,172 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,782	$4,794
Short-term investments	5,510	8,289
Accounts receivable, net	736	577
Loans and interest receivable, net of allowances of $489 and $838 as of September 30, 2021 and December 31, 2020, respectively	3,713	2,769
Funds receivable and customer accounts	35,104	33,418
Prepaid expenses and other current assets	1,285	1,148
Total current assets	54,130	50,995
Long-term investments	6,753	6,089
Property and equipment, net	1,900	1,807
Goodwill	9,550	9,135
Intangible assets, net	808	1,048
Other assets	1,393	1,305
Total assets	$74,534	$70,379
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186	$252
Funds payable and amounts due to customers	37,804	35,418
Accrued expenses and other current liabilities	3,554	2,648
Income taxes payable	151	129
Total current liabilities	41,695	38,447
Deferred tax liability and other long-term liabilities	2,800	2,930
Long-term debt	7,949	8,939
Total liabilities	52,444	50,316
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,174 and 1,172 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 124 and 117 shares as of September 30, 2021 and December 31, 2020, respectively	(10,380)	(8,507)
Additional paid-in-capital	16,860	16,644
Retained earnings	15,734	12,366
Accumulated other comprehensive income (loss)	(124)	(484)
Total PayPal stockholders’ equity	22,090	20,019
Noncontrolling interest	—	44
Total equity	22,090	20,063
Total liabilities and equity	$74,534	$70,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share data)
	(Unaudited)
Net revenues	$6,182	$5,459	$18,453	$15,338
Operating expenses:
Transaction expense	2,564	2,022	7,363	5,604
Transaction and credit losses	268	344	710	1,375
Customer support and operations	504	449	1,543	1,271
Sales and marketing	549	471	1,779	1,256
Technology and development	755	674	2,242	1,910
General and administrative	498	503	1,544	1,501
Restructuring and other charges	1	19	60	95
Total operating expenses	5,139	4,482	15,241	13,012
Operating income	1,043	977	3,212	2,326
Other income (expense), net	122	167	181	880
Income before income taxes	1,165	1,144	3,393	3,206
Income tax expense	78	123	25	571
Net income	$1,087	$1,021	$3,368	$2,635

Net income per share:
Basic	$0.93	$0.87	$2.87	$2.25
Diluted	$0.92	$0.86	$2.84	$2.22

Weighted average shares:
Basic	1,174	1,172	1,174	1,173
Diluted	1,187	1,190	1,187	1,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
	(Unaudited)
Net income	$1,087	$1,021	$3,368	$2,635
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(29)	8	(51)	(111)
Net investment hedge CTA gain	—	—	—	55
Unrealized gains (losses) on cash flow hedges, net	204	(163)	434	(111)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(7)	2	(10)	1
Unrealized (losses) gains on investments, net	—	(12)	(17)	10
Tax benefit (expense) on unrealized (losses) gains on investments, net	—	3	4	(3)
Other comprehensive income (loss), net of tax	168	(162)	360	(159)
Comprehensive income	$1,255	$859	$3,728	$2,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	1,097	—	1,097
Foreign CTA	—	—	—	(53)	—	—	(53)
Unrealized gains on cash flow hedges, net	—	—	—	198	—	—	198
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	—	(3)
Unrealized losses on investments, net	—	—	—	(15)	—	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(870)	—	—	—	(870)
Common stock repurchased	(5)	(1,323)	—	—	—	—	(1,323)
Stock-based compensation	—	—	387	—	—	—	387
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at March 31, 2021	1,174	$(9,830)	$16,161	$(353)	$13,463	$—	$19,441
Net income	—	—	—	—	1,184	—	1,184
Foreign CTA	—	—	—	31	—	—	31
Unrealized gains on cash flow hedges, net	—	—	—	32	—	—	32
Unrealized losses on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	12	—	—	—	12
Common stock repurchased	(1)	(200)	—	—	—	—	(200)
Stock-based compensation	—	—	407	—	—	—	407
Balances at June 30, 2021	1,175	$(10,030)	$16,580	$(292)	$14,647	$—	$20,905
Net income	—	—	—	—	1,087	—	1,087
Foreign CTA	—	—	—	(29)	—	—	(29)
Unrealized gains on cash flow hedges, net	—	—	—	204	—	—	204
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(7)	—	—	(7)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	—	—	(37)	—	—	—	(37)
Common stock repurchased	(1)	(350)	—	—	—	—	(350)
Stock-based compensation	—	—	317	—	—	—	317
Balances at September 30, 2021	1,174	$(10,380)	$16,860	$(124)	$15,734	$—	$22,090

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	84	—	84
Foreign CTA	—	—	—	(171)	—	—	(171)
Net investment hedge CTA gain	—	—	—	71	—	—	71
Unrealized gains on cash flow hedges, net	—	—	—	144	—	—	144
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(2)	—	—	(2)
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(4)	—	—	(4)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	8	—	(382)	—	—	—	(382)
Common stock repurchased	(8)	(800)	—	—	—	—	(800)
Stock-based compensation	—	—	295	—	—	—	295
Balances at March 31, 2020	1,173	$(7,672)	$15,501	$(120)	$8,258	$44	$16,011
Net income	—	—	—	—	1,530	—	1,530
Foreign CTA	—	—	—	52	—	—	52
Net investment hedge CTA loss	—	—	—	(16)	—	—	(16)
Unrealized losses on cash flow hedges, net	—	—	—	(92)	—	—	(92)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	—	1
Unrealized gains on investments, net	—	—	—	7	—	—	7
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	52	—	—	—	52
Common stock repurchased	(1)	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	361	—	—	—	361
Balances at June 30, 2020	1,173	$(7,892)	$15,914	$(170)	$9,788	$44	$17,684
Net income	—	—	—	—	1,021		1,021
Foreign CTA	—	—	—	8	—	—	8
Unrealized losses on cash flow hedges, net	—	—	—	(163)	—	—	(163)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	2	—	—	2
Unrealized losses on investments, net	—	—	—	(12)	—	—	(12)
Tax benefit on unrealized losses on investments, net	—	—	—	3	—	—	3
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	(41)	—	—	—	(41)
Common stock repurchased	(2)	(350)	—	—	—	—	(350)
Stock-based compensation	—	—	375	—	—	—	375
Balances at September 30, 2020	1,172	$(8,242)	$16,248	$(332)	$10,809	$44	$18,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$3,368	$2,635
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	710	1,375
Depreciation and amortization	939	888
Stock-based compensation	1,058	999
Deferred income taxes	(175)	(6)
Net gains on strategic investments	(336)	(973)
Other	92	10
Changes in assets and liabilities:
Accounts receivable	(155)	7
Accounts payable	(50)	(93)
Income taxes payable	18	(115)
Other assets and liabilities	(892)	(220)
Net cash provided by operating activities	4,577	4,507
Cash flows from investing activities:
Purchases of property and equipment	(695)	(640)
Proceeds from sales of property and equipment	3	120
Changes in principal loans receivable, net	(643)	523
Purchases of investments	(30,905)	(28,333)
Maturities and sales of investments	30,390	19,733
Acquisitions, net of cash and restricted cash acquired	(469)	(3,609)
Funds receivable	(37)	(1,078)
Net cash used in investing activities	(2,356)	(13,284)
Cash flows from financing activities:
Proceeds from issuance of common stock	90	72
Purchases of treasury stock	(1,873)	(1,370)
Tax withholdings related to net share settlements of equity awards	(978)	(463)
Borrowings under financing arrangements	—	6,966
Repayments under financing arrangements	—	(3,000)
Funds payable and amounts due to customers	2,575	7,940
Other financing activities	—	(15)
Net cash (used in) provided by financing activities	(186)	10,130
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(106)	26
Net change in cash, cash equivalents, and restricted cash	1,929	1,379
Cash, cash equivalents, and restricted cash at beginning of period	18,040	15,743
Cash, cash equivalents, and restricted cash at end of period	$19,969	$17,122

Supplemental cash flow disclosures:
Cash paid for interest	$121	$91
Cash paid for income taxes, net	$436	$444

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$7,782	$6,112
Short-term investments	23	23
Funds receivable and customer accounts	12,164	10,987
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$19,969	$17,122
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

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The condensed consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest reported in the prior period was a component of equity on our condensed consolidated balance sheets and represented the equity interests not owned by PayPal and was recorded for consolidated entities we controlled and of which we owned less than 100%. Noncontrolling interest was not presented separately on our condensed consolidated statements of income as the amount was de minimis.
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
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of September 30, 2021, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. The carrying value of our investments that are VIEs is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss, which represents funded commitments and any future funding commitments, was $195 million and $105 million as of September 30, 2021 and December 31, 2020, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2021.
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

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows:

	Nine Months Ended September 30, 2020
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$4,607	$(100)	$4,507
Investing activities(3)	(13,266)	(18)	(13,284)
Financing activities(4)	10,012	118	10,130
Effect of exchange rates on cash, cash equivalents, and restricted cash	26	—	26
Net increase in cash, cash equivalents, and restricted cash	$1,379	$—	$1,379
(1) As reported in our Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on November 3, 2020.
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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Primary geographical markets
United States (“U.S.”)	$3,476	$2,820	$9,811	$7,940
United Kingdom (“U.K.”)	529	606	1,741	1,670
Other countries(1)	2,177	2,033	6,901	5,728
Total net revenues(2)	$6,182	$5,459	$18,453	$15,338

Revenue category
Transaction revenues	$5,607	$5,076	$17,025	$14,236
Revenues from other value added services	575	383	1,428	1,102
Total net revenues(2)	$6,182	$5,459	$18,453	$15,338
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total net revenues include $168 million and $128 million for the three months ended September 30, 2021 and 2020, respectively, and $289 million and $529 million for the nine months ended September 30, 2021 and 2020, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$1,087	$1,021	$3,368	$2,635
Denominator:
Weighted average shares of common stock - basic	1,174	1,172	1,174	1,173
Dilutive effect of equity incentive awards	13	18	13	13
Weighted average shares of common stock - diluted	1,187	1,190	1,187	1,186
Net income per share:
Basic	$0.93	$0.87	$2.87	$2.25
Diluted	$0.92	$0.86	$2.84	$2.22
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	—	2	1

NOTE 4—BUSINESS COMBINATIONS

ACQUISITIONS COMPLETED IN 2021

In the nine months ended September 30, 2021, we completed three acquisitions accounted for as business combinations. The total purchase price for these acquisitions was $524 million, consisting primarily of cash consideration. The allocation of purchase consideration resulted in approximately $85 million of technology, customer, and marketing related intangible assets with estimated useful lives ranging from approximately one to seven years, net assets of $15 million, and initial goodwill of approximately $424 million attributable to the workforce of the acquired companies and the synergies expected to arise from these acquisitions, including the integration of the acquired technology with our existing product offerings. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

We have included the financial results of the acquired businesses in our condensed consolidated financial statements from the date of each acquisition. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the three and nine months ended September 30, 2021 and 2020 because the effects of these acquisitions were not material to our overall operations.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2021:

	December 31, 2020	Goodwill Acquired	Adjustments	September 30, 2021
	(In millions)
Total goodwill	$9,135	$424	$(9)	$9,550

The goodwill acquired during the nine months ended September 30, 2021 was attributable to the three acquisitions completed within the period, as described further in “Note 4—Business Combinations.” The adjustments to goodwill during the nine months ended September 30, 2021 pertain to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,226	$(880)	$346	6	$1,206	$(797)	$409	6
Marketing related	324	(309)	15	3	321	(278)	43	3
Developed technology	1,059	(765)	294	3	999	(577)	422	3
All other	451	(298)	153	7	449	(275)	174	7
Intangible assets, net	$3,060	$(2,252)	$808		$2,975	$(1,927)	$1,048

Amortization expense for intangible assets was $110 million and $114 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $326 million and $343 million for the nine months ended September 30, 2021 and 2020, respectively.

Expected future intangible asset amortization as of September 30, 2021 was as follows (in millions):

Fiscal years:
Remaining 2021	$93
2022	363
2023	126
2024	109
2025	84
Thereafter	33
Total	$808

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

As of September 30, 2021, we had no finance leases.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Lease expense
Operating lease expense	$42	$42	$129	$122
Sublease income	(2)	(2)	(6)	(4)
Lease expense, net	$40	$40	$123	$118

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42	$40	$126	$113
Right-of-use (“ROU”) assets obtained in exchange for operating lease liabilities	$47	$15	$58	$261

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
	(In millions, except weighted-average figures)
Operating lease ROU assets	$645	$707
Other current operating lease liabilities	135	144
Operating lease liabilities	616	642
Total operating lease liabilities	$751	$786
Weighted-average remaining lease term—operating leases	6.3 years	6.9 years
Weighted-average discount rate—operating leases	3%	3%
Future minimum lease payments for our operating leases as of September 30, 2021 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2021	$42
2022	147
2023	138
2024	120
2025	102
Thereafter	275
Total	$824
Less: present value discount	(73)
Lease liability	$751

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

In the nine months ended September 30, 2021 and 2020, we incurred asset impairment charges of $26 million and $21 million, respectively, within restructuring and other charges on our condensed consolidated statements of income. The impairments included a reduction to our ROU lease assets in the amount of $21 million and $17 million, respectively, which were attributed to certain leased space we are no longer utilizing for our core business operations. A portion of the leased space associated with the impairment charges recorded in the nine months ended September 30, 2021 is being subleased.

As of September 30, 2021, we have additional operating leases, primarily for real estate and data centers, with minimum lease payments aggregating to $20 million and lease terms ranging from three to nine years, which will commence in the fourth quarter of 2021 and later.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(93)	$(6)	$(220)	$24	$3	$(292)
Other comprehensive income (loss) before reclassifications	160	—	(29)	—	(7)	124
Less: Amount of loss reclassified from accumulated other comprehensive income (“AOCI”)	(44)	—	—	—	—	(44)
Net current period other comprehensive income (loss)	204	—	(29)	—	(7)	168
Ending balance	$111	$(6)	$(249)	$24	$(4)	$(124)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Gain	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$58	$24	$(269)	$24	$(7)	$(170)
Other comprehensive income (loss) before reclassifications	(180)	(12)	8	—	5	(179)
Less: Amount of loss reclassified from AOCI	(17)	—	—	—	—	(17)
Net current period other comprehensive income (loss)	(163)	(12)	8	—	5	(162)
Ending balance	$(105)	$12	$(261)	$24	$(2)	$(332)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Gain	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	242	(17)	(51)	—	(6)	168
Less: Amount of loss reclassified from AOCI	(192)	—	—	—	—	(192)
Net current period other comprehensive income (loss)	434	(17)	(51)	—	(6)	360
Ending balance	$111	$(6)	$(249)	$24	$(4)	$(124)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Expense	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	(53)	10	(111)	55	(2)	(101)
Less: Amount of gain reclassified from AOCI	58	—	—	—	—	58
Net current period other comprehensive income (loss)	(111)	10	(111)	55	(2)	(159)
Ending balance	$(105)	$12	$(261)	$24	$(2)	$(332)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
(Losses) gains on cash flow hedges—foreign exchange contracts	$(44)	$(17)	$(192)	$58	Net revenues
Unrealized gains (losses) on investments	—	—	—	—	Other income (expense), net
	$(44)	$(17)	$(192)	$58	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$(44)	$(17)	$(192)	$58	Net income

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Interest income	$15	$17	$43	$72
Interest expense	(58)	(58)	(173)	(150)
Net gains on strategic investments	173	209	336	973
Other	(8)	(1)	(25)	(15)
Other income (expense), net	$122	$167	$181	$880

NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$12,164	$13,222
Time deposits	345	233
Available-for-sale debt securities	17,607	15,001
Funds receivable	4,988	4,962
Total funds receivable and customer accounts	$35,104	$33,418
Short-term investments:
Time deposits	$1,116	$1,519
Available-for-sale debt securities	4,371	6,689
Restricted cash	23	81
Total short-term investments	$5,510	$8,289
Long-term investments:
Time deposits	$45	$31
Available-for-sale debt securities	3,225	2,819
Restricted cash	—	7
Strategic investments	3,483	3,232
Total long-term investments	$6,753	$6,089

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2021 and December 31, 2020, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2021(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,171	$1	$(4)	$9,168
Foreign government and agency securities	1,556	—	(1)	1,555
Corporate debt securities	3,924	2	(2)	3,924
Asset-backed securities	1,220	—	—	1,220
Municipal securities	50	—	—	50
Short-term investments:
U.S. government and agency securities	639	—	—	639
Foreign government and agency securities	602	—	—	602
Corporate debt securities	2,293	—	—	2,293
Asset-backed securities	181	—	—	181
Long-term investments:
U.S. government and agency securities	582	—	—	582
Foreign government and agency securities	911	—	(1)	910
Corporate debt securities	1,397	1	(2)	1,396
Asset-backed securities	337	—	—	337
Total available-for-sale debt securities(2)	$22,863	$4	$(10)	$22,857
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $30 million and $42 million at September 30, 2021 and December 31, 2020, respectively, and were included in other current assets on our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2021(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$5,436	$(4)	$—	$—	$5,436	$(4)
Foreign government and agency securities	893	(1)	—	—	893	(1)
Corporate debt securities	1,336	(2)	—	—	1,336	(2)
Asset-backed securities	665	—	—	—	665	—
Short-term investments:
U.S. government and agency securities	441	—	—	—	441	—
Foreign government and agency securities	332	—	—	—	332	—
Corporate debt securities	234	—	—	—	234	—
Asset-backed securities	34	—	—	—	34	—
Long-term investments:
U.S. government and agency securities	426	—	—	—	426	—
Foreign government and agency securities	612	(1)	—	—	612	(1)
Corporate debt securities	799	(2)	—	—	799	(2)
Asset-backed securities	242	—	—	—	242	—
Total available-for-sale debt securities	$11,450	$(10)	$—	$—	$11,450	$(10)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2021 and 2020.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2021
	Amortized Cost	Fair Value
	(In millions)
One year or less	$12,198	$12,198
After one year through five years	9,873	9,866
After five years through ten years	746	746
After ten years	46	47
Total	$22,863	$22,857

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $2.2 billion and $2.4 billion as of September 30, 2021 and December 31, 2020, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, we had non-marketable equity securities of $68 million and $10 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $1.3 billion and $789 million as of September 30, 2021 and December 31, 2020, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Carrying amount, beginning of period	$1,009	$552	$779	$497
Adjustments related to non-marketable equity securities:
Net additions(1)	97	49	110	74
Gross unrealized gains	90	—	307	45
Gross unrealized losses and impairments	—	(7)	—	(22)
Carrying amount, end of period	$1,196	$594	$1,196	$594
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
	(In millions)
Cumulative gross unrealized gains	$684	$378
Cumulative gross unrealized losses and impairment	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized gains	$173	$162	$265	$670

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$271	$—	$271
Short-term investments(2):
U.S. government and agency securities	639	—	639
Foreign government and agency securities	1,258	—	1,258
Corporate debt securities	2,293	—	2,293
Asset-backed securities	181	—	181
Total short-term investments	4,371	—	4,371
Funds receivable and customer accounts(3):
Cash and cash equivalents	486	—	486
U.S. government and agency securities	9,168	—	9,168
Foreign government and agency securities	3,233	—	3,233
Corporate debt securities	3,936	—	3,936
Asset-backed securities	1,220	—	1,220
Municipal securities	50	—	50
Total funds receivable and customer accounts	18,093	—	18,093
Derivatives	348	—	348
Long-term investments(2),(4):
U.S. government and agency securities	582	—	582
Foreign government and agency securities	910	—	910
Corporate debt securities	1,396	—	1,396
Asset-backed securities	337	—	337
Marketable equity securities	2,219	2,219	—
Total long-term investments	5,444	2,219	3,225
Total financial assets	$28,527	$2,219	$26,308
Liabilities:
Derivatives	$158	$—	$158
(1) Excludes cash of $7.5 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $23 million and time deposits of $1.2 billion not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $17.0 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.3 billion measured using the Measurement Alternative or equity method accounting.

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

As of September 30, 2021 and December 31, 2020, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts	$1,690	$2,914
Short-term investments	$656	$—
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Funds receivable and customer accounts	$(45)	$83	$(85)	$80
Short-term investments	$(18)	$—	$(25)	$(24)
FINANCIAL ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our financial assets and liabilities held as of September 30, 2021 and December 31, 2020 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively:

	September 30, 2021	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$555	$555
Other assets(2)	86	86
Total	$641	$641
(1) Excludes non-marketable equity investments of $641 million accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2021.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the nine months ended September 30, 2021.

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
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2020.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and notes receivable are carried at amortized cost, which approximates their fair value. Our long-term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $8.9 billion and fair value of approximately $9.4 billion as of September 30, 2021. Our fixed rate notes had a carrying value of approximately $8.9 billion and fair value of approximately $9.7 billion as of December 31, 2020. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of September 30, 2021, we estimated that $83 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2021 and 2020, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

During the nine months ended September 30, 2020, we recognized $55 million in unrealized gain on the foreign currency exchange contract designated as a net investment hedge. As of September 30, 2021, we did not have a net investment hedge. We have not reclassified any gains or losses related to the net investment hedge from AOCI into earnings during any of the periods presented.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of September 30, 2021 and December 31, 2020 was as follows:

	Balance Sheet Location	September 30, 2021	December 31, 2020
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$140	$—
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	29	—
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	179	42
Total derivative assets		$348	$42

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$57	$287
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	1	35
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	100	88
Total derivative liabilities		$158	$410

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $135 million as of September 30, 2021 and $34 million as of December 31, 2020. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged:

	September 30, 2021	December 31, 2020
	(In millions)
Cash collateral posted(1)	$6	$340
Cash collateral received(2)	$86	$1
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

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
	Net revenues
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$6,182	$5,459	$18,453	$15,338
(Losses) gains on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$(44)	$(17)	$(192)	$58

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$111	$(40)	$109	$(8)
Losses on equity derivative contracts recognized in other income (expense), net(1)	—	(64)	—	(64)
Total gains (losses) recognized from contracts not designated as hedging instruments	$111	$(104)	$109	$(72)
(1) During the three months ended September 30, 2020, equity derivative contracts were entered into and matured which related to the sale of a portion of a strategic investment. The cash flows associated with the equity derivative contracts were classified in cash flows from investing activities on our consolidated statements of cash flows.

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

	September 30, 2021	December 31, 2020
	(In millions)
Foreign exchange contracts designated as hedging instruments	$5,258	$5,335
Foreign exchange contracts not designated as hedging instruments	22,266	16,098
Total	$27,524	$21,433

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our Payments Platform. The majority of the installment loans allow consumers to pay for a product over periods of 12 months or less. As of September 30, 2021 and December 31, 2020, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $2.8 billion and $2.2 billion, respectively.

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

Consumer receivables delinquency and allowance

The following table presents the delinquency status of consumer loans and interest receivable at September 30, 2021 and December 31, 2020. Since the majority of our consumer loans are revolving in nature, they are disclosed in the aggregate and not by year of origination. The amounts are based on the number of days past the billing date for revolving loans or contractual repayment date for installment loans. The “current” category represents balances that are within 29 days of the billing date or contractual repayment date, as applicable.

	September 30, 2021		December 31, 2020
	Amortized Cost Basis Revolving	Percent	Amortized Cost Basis Revolving	Percent
	(In millions, except percentages)
Current	$2,706	96.8%	$2,124	97.9%
30-59 days	28	1.0%	15	0.7%
60-89 days	20	0.7%	11	0.5%
90-179 days	41	1.5%	19	0.9%
Total consumer loans and interest receivable(1), (2), (3)	$2,795	100.0%	$2,169	100.0%
(1) Excludes receivables from other consumer credit products of $43 million and $56 million at September 30, 2021 and December 31, 2020, respectively.
(2) Includes installment loans of $1.1 billion and $556 million at September 30, 2021 and December 31, 2020, respectively, substantially all of which were current and originated within the 12 months prior to the reporting date.
(3) Balances at December 31, 2020 include the impact of payment holidays provided primarily in the second quarter of 2020 by the Company to certain consumers as a part of our COVID-19 payment relief initiatives.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2021 and 2020:

	September 30, 2021			September 30, 2020
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$299	$53	$352	$49	$8	$57
Adjustment for adoption of credit losses accounting standard	—	—	—	24	4	28
Provisions	(52)	—	(52)	227	47	274
Charge-offs	(78)	(13)	(91)	(57)	(10)	(67)
Recoveries(2)	25	—	25	21	—	21
Other(3)	—	—	—	7	1	8
Ending balance	$194	$40	$234	$271	$50	$321
(1) Excludes allowances from other consumer credit products of $3 million and $4 million at September 30, 2021 and 2020, respectively.
(2) The recoveries for the nine months ended September 30, 2020 were primarily related to fully charged-off U.S. consumer credit receivables not subject to the sale to Synchrony Bank.
(3) Includes amounts related to foreign currency remeasurement.

The benefit for the nine months ended September 30, 2021 was primarily attributable to improvements in the credit quality of the consumer portfolio and current and projected macroeconomic conditions. This was partially offset by provisions for originations in the portfolio and the impact of qualitative adjustments to account for limitations in our current expected credit loss models due to a high degree of uncertainty around the financial health of our consumer borrowers and continued volatility with respect to macroeconomic conditions.

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

MERCHANT RECEIVABLES

We offer access to credit products for certain small and medium-sized merchants through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant lending offerings. We purchase receivables related to credit extended to U.S. merchants by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the nine months ended September 30, 2021 and 2020, we purchased approximately $1.3 billion and $1.5 billion in credit receivables, respectively. As of both September 30, 2021 and December 31, 2020, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.4 billion, net of the participation interest sold to an independent chartered financial institution of $59 million.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenue in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The fixed interest or fee is amortized into revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan, which generally ranges from 3 to 12 months.

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

September 30, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$939	$172	$120	$4	$—	$1,235	90.5%
30 - 59 Days	17	17	17	1	—	52	3.8%
60 - 89 Days	7	10	9	1	—	27	2.0%
90 - 179 Days	5	14	15	1	—	35	2.6%
180+ Days	—	6	8	1	—	15	1.1%
Total(1)	$968	$219	$169	$8	$—	$1,364	100%

December 31, 2020
(In millions, except percentages)
	2020	2019	2018	2017	2016	Total	Percent
Current	$786	$250	$6	$—	$—	$1,042	75.4%
30 - 59 Days	55	47	3	—	—	105	7.6%
60 - 89 Days	27	32	3	—	—	62	4.5%
90 - 179 Days	57	78	7	—	—	142	10.3%
180+ Days	6	20	5	—	—	31	2.2%
Total(1)	$931	$427	$24	$—	$—	$1,382	100%
(1) Balances include the impact of payment holidays provided primarily during the second quarter of 2020 and modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the nine months ended September 30, 2021 and 2020:

	September 30, 2021			September 30, 2020
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$440	$43	$483	$171	$20	$191
Adjustment for adoption of credit losses accounting standard	—	—	—	165	17	182
Provisions	(87)	(19)	(106)	298	27	325
Charge-offs	(145)	(11)	(156)	(197)	(20)	(217)
Recoveries	31	—	31	13	—	13
Ending balance	$239	$13	$252	$450	$44	$494

The benefit for the nine months ended September 30, 2021 was primarily attributable to improvements in current and projected macroeconomic conditions. This was partially offset by provisions for originations during the period and the impact of qualitative adjustments to account for varying degrees of expected merchant performance in the current environment and in future periods, including continued volatility with respect to macroeconomic conditions and uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below.

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

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income in the nine months ended September 30, 2021.

Allowances for TDRs are assessed separately from other loans and advances within our portfolio and are determined by estimating current expected credit losses utilizing the modified term and interest rate assumptions. Historical loss estimates are utilized in addition to macroeconomic assumptions to determine expected credit loss rates. Further, we include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table shows the merchant loans and interest receivables which have been modified as TDRs in the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Number of Accounts (in thousands)(1)	Outstanding Balances(2) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	—	$4	34
(1) “—” Denotes less than five hundred accounts.
(2) Balances are as of modification date.

	Nine Months Ended September 30, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	3	$43	36
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the three and nine months ended September 30, 2021, the amount of merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

NOTE 12—DEBT

FIXED RATE NOTES

On May 18, 2020 and September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion and $5.0 billion, respectively. The notes issued from the May 2020 and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

As of both September 30, 2021 and December 31, 2020, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	September 30, 2021	December 31, 2020
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$1,000	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	1,000	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000
Total term debt			$9,000	$9,000

Unamortized premium (discount) and issuance costs, net			(53)	(61)
Less: current portion of long-term debt(1)			(998)	—
Total carrying amount of long-term debt			$7,949	$8,939
(1) The current portion of long-term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $168 million for the three and nine months ended September 30, 2021, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $134 million for the three and nine months ended September 30, 2020, respectively.

Other available facilities

We maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million and $30 million in the aggregate, as of September 30, 2021 and December 31, 2020, respectively. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of September 30, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.
FUTURE PRINCIPAL PAYMENTS

As of September 30, 2021, the future principal payments associated with our long-term debt were as follows (in millions):

Remaining 2021	$—
2022	1,000
2023	1,000
2024	1,250
2025	1,000
Thereafter	4,750
Total	$9,000

Other than as provided above, there are no significant changes to the information disclosed in our 2020 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS

As of September 30, 2021 and December 31, 2020, approximately $3.8 billion and $3.0 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of our PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LITIGATION AND REGULATORY MATTERS

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages or penalties or may require us to change or adopt certain business practices. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements at that time. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 13, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of September 30, 2021. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019. This self-reported matter relates to PPAU incorrectly filing required international funds transfer instructions (“IFTIs”) over a period of time under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019. As required under the terms of AUSTRAC’s notice, as amended, PPAU issued to AUSTRAC the external auditor’s interim reports on December 31, 2019, March 13, 2020, May 6, 2020 and July 7, 2020 and a final report on August 31, 2020.

AUSTRAC has notified PPAU that its enforcement team is investigating the matters reported upon by the external auditor in its August 31, 2020 final report. AUSTRAC continues to engage with PPAU regarding the transaction categories it considers reportable under the AML/CTF Act as IFTIs. PPAU is continuing to cooperate with AUSTRAC in all respects, including remediation activities, ongoing regular engagement with AUSTRAC, and responding to notices and requests for information and documents.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We cannot estimate the potential impact, if any, on our business or financial statements at this time. In the event an adverse outcome arises from any associated enforcement proceeding or other further matter initiated by AUSTRAC, including in relation to AUSTRAC’s determination of reportable IFTIs, then this could result in enforceable undertakings, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

We have received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) related to Venmo’s unauthorized funds transfers and collections processes, and related matters. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in connection with these CIDs.

We have received a CID from the CFPB related to the marketing and use of PayPal Credit in connection with certain merchants that provide educational services (the “CFPB PayPal Credit Matter”). The CID requests the production of documents, written reports, and answers to written questions. We are cooperating with the CFPB in connection with this CID.

We are responding to subpoenas and requests for information received from the U.S. Securities and Exchange Commission (“SEC”) Enforcement Division relating to whether the interchange rates paid to the bank that issues debit cards bearing our licensed brands were consistent with Regulation II of the Board of Governors of the Federal Reserve System, and to the reporting of marketing fees earned from the Company’s branded card program (the “SEC Debit Card Program Matter”). We are cooperating with the SEC Enforcement Division in connection with this investigation.

Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Securities Action”). The Securities Action asserts claims relating to our disclosure of the CFPB PayPal Credit Matter and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (for further information, see “Litigation and Regulatory Matters – Regulatory Proceedings” above). The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

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

In the ordinary course of business, we include indemnification provisions in certain of our agreements with parties with whom we have commercial relationships. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. We have provided an indemnity for other types of third-party claims, which are indemnities related primarily to intellectual property rights, confidentiality, willful misconduct, data privacy obligations, and certain breach of contract claims. We have also provided an indemnity to our payments processors in the event of card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation.

PayPal has participated in the U.S. Government’s Paycheck Protection Program administered by the U.S. Small Business Administration. Loans made under this program are funded by an independent chartered financial institution that we partner with. We receive a fee for providing origination services and loan servicing for these loans and retain operational risk related to those activities. We have agreed, under certain circumstances, to provide indemnities in connection with the services provided for loans made under this program.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
PROTECTION PROGRAMS

We provide merchants and consumers with protection programs for certain transactions completed on our Payments Platform. These programs are intended to protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. These protection programs are considered assurance-type warranties under applicable accounting standards for which we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

At September 30, 2021 and December 31, 2020, the allowance for transaction losses was $104 million and $144 million, respectively. The allowance for negative customer balances was $283 million and $270 million at September 30, 2021 and December 31, 2020, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$366	$373	$414	$399
Provision	293	329	847	847
Realized losses	(313)	(280)	(964)	(863)
Recoveries	41	22	90	61
Ending balance	$387	$444	$387	$444

NOTE 14—STOCK REPURCHASE PROGRAMS

During the nine months ended September 30, 2021, we repurchased approximately 7 million shares of our common stock for approximately $1.9 billion at an average cost of $255.05. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. As of September 30, 2021, a total of approximately $6.6 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Customer support and operations	$56	$63	$205	$179
Sales and marketing	38	45	134	131
Technology and development	117	138	403	384
General and administrative	100	127	348	330
Total stock-based compensation expense	$311	$373	$1,090	$1,024
Capitalized as part of internal use software and website development costs	$17	$13	$51	$34

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 16—INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2021 was 7% and 1%, respectively. Our effective tax rate for the three and nine months ended September 30, 2020 was 11% and 18%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of foreign income taxed at different rates, discrete tax adjustments including tax benefits related to stock-based compensation, and for the nine months ended September 30, 2020, tax expense related to the intra-group transfer of intellectual property.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. During the three and nine months ended September 30, 2021, the associated restructuring charges were nil and $27 million, respectively. During the three and nine months ended September 30, 2020, the associated restructuring charges were $19 million and $74 million, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of June 30, 2021.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2021:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2021	$55
Charges	27
Payments	(72)
Accrued liability as of September 30, 2021	$10

Additionally, in the nine months ended September 30, 2021 and 2020 we incurred asset impairment charges of $26 million and $21 million, respectively, due to the exiting of certain leased properties which resulted in a reduction of certain ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

NOTE 18—SUBSEQUENT EVENTS

In October 2021, we completed the acquisition of Paidy, Inc. (“Paidy”) for approximately $2.7 billion, consisting of approximately $2.5 billion in cash, and approximately $175 million in assumed restricted stock and restricted stock units, subject to vesting conditions. Paidy is a two-sided payments platform that primarily provides buy now, pay later solutions (installment credit offerings) in Japan. With the acquisition of Paidy, we intend to expand our capabilities and relevance in Japan. The acquisition will be accounted for as a business combination. The purchase price allocation has not yet been completed, and as such, further disclosure has been omitted.

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

COVID-19

The coronavirus (“COVID-19”) pandemic resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants has caused, and may continue to cause us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. We will continue to actively monitor the situation and may take further actions that may alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues generated from the U.K.	9%	11%	9%	11%
Net revenues generated from the EU (excluding the U.K.)	18%	18%	20%	18%

	September 30, 2021	December 31, 2020
Gross loans and interest receivable due from customers in the U.K.	45%	50%
Gross loans and interest receivable due from customers in the EU (excluding the U.K.)	20%	14%

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2021	2020		2021	2020
	(In millions, except percentages and per share data)
Net revenues	$6,182	$5,459	13%	$18,453	$15,338	20%
Operating expenses	5,139	4,482	15%	15,241	13,012	17%
Operating income	$1,043	$977	7%	$3,212	$2,326	38%
Operating margin	17%	18%	**	17%	15%	**
Other income (expense), net	$122	$167	(27)%	$181	$880	(79)%
Income tax expense	78	123	(37)%	25	571	(96)%
Effective tax rate	7%	11%	**	1%	18%	**
Net income	$1,087	$1,021	6%	$3,368	$2,635	28%
Net income per diluted share	$0.92	$0.86	7%	$2.84	$2.22	28%
Net cash provided by operating activities(1)	$1,513	$1,314	15%	$4,577	$4,507	2%
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
** Not meaningful

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Net revenues increased $723 million, or 13%, in the three months ended September 30, 2021 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Net Revenues”) of 26%.

Total operating expenses increased $657 million, or 15%, in the three months ended September 30, 2021 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in technology and development expenses and sales and marketing expenses. These increases were partially offset by a decline in transaction and credit losses.

Operating income increased by $66 million, or 7%, in the three months ended September 30, 2021 compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 17% and 18% in the three months ended September 30, 2021 and 2020, respectively. Operating margin for the three months ended September 30, 2021 was positively impacted by the decline in transaction and credit losses.

Net income increased by $66 million, or 6%, in the three months ended September 30, 2021 compared to the same period of the prior year due to the previously discussed increase in operating income of $66 million and a decrease in income tax expense of $45 million driven by higher benefits associated with discrete tax adjustments and lower net gains on strategic investments, partially offset by a decrease of $45 million in other income (expense), net driven primarily by lower net gains on strategic investments.

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Net revenues increased $3.1 billion, or 20%, in the nine months ended September 30, 2021 compared to the same period of the prior year driven primarily by growth in TPV of 38%.

Total operating expenses increased $2.2 billion, or 17%, in the nine months ended September 30, 2021 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in sales and marketing expenses, technology and development expenses, and customer support and operations expense, partially offset by a decline in transaction and credit losses.

Operating income increased by $886 million, or 38%, in the nine months ended September 30, 2021 compared to the same period of the prior year due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 17% and 15% in the nine months ended September 30, 2021 and 2020, respectively. Operating margin for the nine months ended September 30, 2021 was positively impacted by revenue growth outpacing growth in operating expenses, which benefited from a decline in transaction and credit losses.

Net income increased by $733 million, or 28%, in the nine months ended September 30, 2021 compared to the same period of the prior year due to the previously discussed increase in operating income of $886 million and a decrease in income tax expense of $546 million, driven primarily by lower expense related to intra-group transfers of intellectual property, higher benefits associated with discrete tax adjustments, and lower net gains on strategic investments. This was partially offset by a decrease of $699 million in other income (expense), net driven primarily by lower net gains on strategic investments compared to the prior period.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the U.S. dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 44% and 47% of our net revenues from customers domiciled outside of the U.S. in the three and nine months ended September 30, 2021, respectively. We generated approximately 48% of our net revenues from customers domiciled outside of the U.S. in both the three and nine months ended September 30, 2020. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2020 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and nine months ended September 30, 2021, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$61	$488
Hedging impact	(44)	(192)
Favorable impact to net revenues	17	296
Unfavorable impact to operating expense	(29)	(203)
Net (unfavorable) favorable impact to operating income	$(12)	$93

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

•Number of payment transactions per active account reflects the total number of payment transactions within the previous 12-month period, divided by active accounts at the end of the period. The number of payment transactions per active account provides management with insight into the average number of times customer accounts engage in payments activity on our Payments Platform in a given period.

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

Net revenue analysis

The components of our net revenues for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):

Transaction revenues

Transaction revenues grew by $531 million, or 10%, in the three months ended September 30, 2021 compared to the same period of the prior year driven primarily by growth in Braintree products and services and, to a lesser extent, Venmo products and services. Transaction revenues grew by $2.8 billion, or 20%, for the nine months ended September 30, 2021 compared to the same period of the prior year mainly attributable to our core PayPal and Braintree products and services. The transaction revenue growth in the three and nine months ended September 30, 2021 was driven by strong growth in TPV and the number of payment transactions on our Payments Platform. In the three and nine months ended September 30, 2021, we benefited from the recovery of travel and events verticals, which were adversely impacted in the prior year as a result of the COVID-19 pandemic. These factors favorably impacting growth in transaction revenues in the current period were offset by a decline in TPV and revenue we generate from eBay’s marketplace platform, which we expect to continue to negatively impact revenue growth trends through the remainder of 2021, and to a lesser extent in 2022.

In the first quarter of 2020, we experienced an adverse impact on our TPV and transaction revenues due to the initial impact of the COVID-19 pandemic. The shift beginning in the second quarter of 2020 from in-store payment methods to digital payments (as described above) has continued to benefit our business.

The graphs below present the respective key metrics (in millions) for the three and nine months ended September 30, 2021 and 2020:
*Reflects active accounts at the end of the applicable period.

Number of payment transactions
TPV
The following table provides a summary of related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2021	2020		2021	2020
Number of payment transactions per active account	44.2	40.1	10%	44.2	40.1	10%
Percent of cross-border TPV	15%	16%	**	16%	16%	**
** Not meaningful

We had 416 million active accounts as of September 30, 2021 compared to 361 million as of September 30, 2020, an increase of 15%. Number of payment transactions were 4.9 billion for the three months ended September 30, 2021 compared to 4.0 billion in the three months ended September 30, 2020, an increase of 22%. Number of payment transactions were 14.0 billion for the nine months ended September 30, 2021 compared to 11.0 billion in the nine months ended September 30, 2020, an increase of 27%. TPV was $310 billion for the three months ended September 30, 2021 compared to $247 billion in the three months ended September 30, 2020, an increase of 26%. TPV was $906 billion for the nine months ended September 30, 2021 compared to $659 billion in the nine months ended September 30, 2020, an increase of 38%.

Transaction revenues grew more slowly than TPV and number of payment transactions for the three and nine months ended September 30, 2021 compared to the same periods in the prior year due primarily to a decline in eBay’s marketplace platform TPV with higher rates, a higher portion of TPV generated by platform partners, large merchants, and other marketplaces who generally pay lower rates with higher transaction volumes, and an unfavorable impact from hedging. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three and nine months ended September 30, 2021.

Revenues from other value added services

Revenues from other value added services increased $192 million, or 50%, and $326 million, or 30%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily attributable to increases in our revenue share with Synchrony Bank (“Synchrony”) and fee revenue from the servicing of loans under the U.S. Government’s Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 pandemic. We receive a fee for providing origination services and loan servicing for the loans and retain operational risk related to those activities. The fee revenue associated with servicing the PPP loans in the three and nine months ended September 30, 2021 was $93 million and $145 million, respectively, which included the acceleration of revenue recognized upon loan forgiveness and the extinguishment of our servicing obligations for a portion of the outstanding loans. At September 30, 2021, the remaining unearned fee revenue associated with the PPP loans was not material. The growth in revenues from other value added services in the three and nine months ended September 30, 2021 was also attributable to an increase in interest and fee revenue on our consumer loans receivable portfolio driven primarily by growth in international markets, partially offset by a decline in interest and fee revenue on our merchant loans receivable portfolio due to a decrease in outstanding loans and a decline in interest earned on certain assets underlying customer account balances resulting from lower interest rates.

The total gross consumer and merchant loans receivable balance was $4.2 billion as of September 30, 2021 and $3.4 billion as of September 30, 2020, reflecting a year-over-year increase of 23%. The year-over-year increase in total gross consumer and merchant loans receivable was driven by growth in our consumer receivable portfolio due to increased originations primarily from the expansion of our installment credit products, partially offset by a decline in our merchant receivable portfolio due to reduced originations as a result of modifications to our acceptable risk parameters in 2020.

In response to the COVID-19 pandemic, we took both proactive and reactive measures during 2020 to support our merchants and consumers that had loans and interest receivables due to us under our credit product offerings. These measures were intended to help reduce financial difficulties experienced by our customers and included providing payment holidays to grant payment deferrals to certain borrowers for varying periods of time, and amended payment terms through loan modifications in certain cases. Given the uncertainty surrounding the COVID-19 pandemic, including its duration and severity, related global economic conditions and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and their prospective impact on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through September 30, 2021, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2021	2020		2021	2020
	(In millions, except percentages)
Transaction expense	$2,564	$2,022	27%	$7,363	$5,604	31%
Transaction and credit losses	268	344	(22)%	710	1,375	(48)%
Customer support and operations	504	449	12%	1,543	1,271	21%
Sales and marketing	549	471	17%	1,779	1,256	42%
Technology and development	755	674	12%	2,242	1,910	17%
General and administrative	498	503	(1)%	1,544	1,501	3%
Restructuring and other charges	1	19	(95)%	60	95	(37)%
Total operating expenses	$5,139	$4,482	15%	$15,241	$13,012	17%
Transaction expense rate(1)	0.83%	0.82%	**	0.81%	0.85%	**
Transaction and credit loss rate(2)	0.09%	0.14%	**	0.08%	0.21%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in millions):
Transaction expense increased by $542 million, or 27%, and $1.8 billion, or 31%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 26% and 38% for the three and nine months ended September 30, 2021, respectively. The increase in transaction expense rate for the three months ended September 30, 2021 compared to the same period of the prior year was due primarily to unfavorable changes in product and funding mix. The decrease in transaction expense rate for the nine months ended September 30, 2021 was attributable to changes in product mix, merchant mix, and funding mix.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and assessments charged by payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding sources. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or PayPal Credit. For each of the three and nine months ended September 30, 2021, approximately 1% of TPV was funded with PayPal Credit, compared to approximately 1% and 2% of TPV, respectively, for the same periods of 2020. For the three and nine months ended September 30, 2021, approximately 38% and 39% of TPV, respectively, was generated outside of the U.S. For each of the three and nine months ended September 30, 2020, approximately 39% of TPV was generated outside of the U.S. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate.

Transaction and credit losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):
Transaction and credit losses decreased by $76 million, or 22%, and $665 million, or 48%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year.

Transaction losses were $293 million in the three months ended September 30, 2021 compared to $329 million in the three months ended September 30, 2020, a decrease of $36 million, or 11%. Transaction losses were $847 million in both the nine months ended September 30, 2021 and 2020, respectively. Transaction loss rate (transaction losses divided by TPV) was 0.09% for both the three and nine months ended September 30, 2021 and 0.13% for both the three and nine months ended September 30, 2020. The decrease in transaction losses in the three months ended September 30, 2021 was primarily due to benefits realized from continued risk mitigation strategies, partially offset by growth in TPV. These factors contributed to a decrease in our transaction loss rate in the three and nine months ended September 30, 2021 compared to the same periods of the prior year. The duration and severity of the impacts of the COVID-19 pandemic and related global economic conditions remain unknown. The negative impacts on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may adversely impact our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses declined by $40 million, or 267%, and $665 million, or 126% in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year. The components of credit losses for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net charge-offs(1)	$38	$79	$166	$232
Reserve build (release)(2)	(63)	(64)	(303)	296
Credit losses	$(25)	$15	$(137)	$528
(1) Net charge-offs includes the principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement and, for the prior periods, impact of adoption of credit losses accounting standard.

The benefit in the three and nine months ended September 30, 2021 was attributable to the net release of reserves for loans and interest receivable due to improvements in both current and projected macroeconomic conditions, including lower projected unemployment, lower projected consumer credit card charge-off rates, and improving growth in projected household income, as well as the credit quality of loans outstanding, partially offset by provisions for originations during the period. The net release of reserves also reflects the impact of qualitative adjustments to allowances for our merchant and consumer portfolios. These qualitative adjustments resulted in increases in reserves to account for a high degree of uncertainty around the financial health of our consumer and merchant borrowers, including uncertainty around the effectiveness of loan modification programs made available to merchants, as well as continued volatility with respect to macroeconomic conditions. The credit losses in the three months ended September 30, 2020 were due to provisions for originations partially offset by reserve releases associated with modest improvement in credit quality and macroeconomic conditions during the period. The credit losses in the nine months ended September 30, 2020 were primarily associated with an increase in provisions for our loans and interest receivable portfolio resulting from a reserve build driven by a sharp deterioration in macroeconomic projections reflecting the anticipated impact of the COVID-19 pandemic, significantly increasing our current expected credit losses, and to a lesser extent, provisions associated with originations and changes in credit quality during the period.

The consumer loans and interest receivable balance as of September 30, 2021 and 2020 was $2.8 billion and $1.6 billion, respectively, representing a year-over-year increase of 72% driven by growth of our installment credit products in international markets and the U.S. and, to a lesser extent, growth of PayPal Credit in international markets. Approximately 63% and 87% of our consumer loans receivable outstanding as of September 30, 2021 and 2020, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at September 30, 2021 compared to September 30, 2020 was due to overall growth in the consumer loan portfolio, particularly from installment credit products in other markets.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2021	2020
Percent of consumer loans and interest receivable current	96.8%	98.2%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.5%	0.7%
Net charge-off rate(2)	2.6%	5.0%
(1) Represents percentage of balances which are 90 days past the billing date to the consumer or contractual repayment date on installment credit products.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans receivables as a percentage of the average daily amount of consumer loans and interest receivables balance during the period.

The net charge-off rate at September 30, 2021 benefited from a sale of previously charged off receivables.

We offer access to credit products for certain small and medium-sized merchants, which we refer to as our merchant lending offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of September 30, 2021 were $1.4 billion, compared to $1.7 billion as of September 30, 2020, representing a year-over-year decrease of 21%. The decrease in merchant loans, advances, and interest and fees receivable outstanding was due primarily to a reduction in originations due to modifications in our acceptable risk parameters as well as a shift towards merchants borrowing through the PPP. We do not own the receivables associated with loans originated through the PPP. Approximately 81% and 9% of our merchant receivables outstanding as of September 30, 2021 were due from merchants in the U.S. and U.K., respectively, as compared to 84% and 8%, respectively, as of September 30, 2020.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2021(1)	2020(1)
Percent of merchant receivables within original expected or contractual repayment period	90.5%	77.6%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.7%	9.8%
Net charge-off rate(2)	6.8%	12.2%
(1) Includes the impact of merchants participating in the troubled debt restructuring programs as described in “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees balance during the period.

The increase in the percent of merchant receivables within the original expected or contractual repayment period, decrease in percent of merchant receivables greater than 90 days outstanding, and decrease in the net charge-off rate for merchant receivables at September 30, 2021 as compared to September 30, 2020 was due to the charge off of delinquent accounts that had been granted payment holidays or experienced financial difficulties as a result of the COVID-19 pandemic in the prior year as well as improved portfolio performance.

Beginning in the third quarter of 2020, we have granted certain merchants loan modifications intended to provide them with financial relief and help enable us to mitigate losses. The associated loans and interest receivables have been treated as troubled debt restructurings due to significant changes in their structure, including repayment terms and fee and rate structure.

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligibility terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters have resulted in a decrease in originations as compared to pre-pandemic levels, which has resulted in a decrease in merchant receivables as of September 30, 2021 as compared to September 30, 2020. We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment and such changes in 2021 have resulted in a gradual increase in originations over the past six months. While the impact of the COVID-19 pandemic on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it is to have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):
Customer support and operations expenses increased by $55 million, or 12%, and $272 million, or 21%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year due primarily to increases in employee-related expenses, customer onboarding and compliance costs, and contractors and consulting costs that support the growth of our active accounts and payment transactions.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):
Sales and marketing expenses increased by $78 million, or 17%, and $523 million, or 42%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year due primarily to higher spending on marketing programs including user incentives to promote increased user engagement and new user acquisition. The growth in sales and marketing expenses in the nine months ended September 30, 2021 was also attributable to increase in employee-related expenses.

Technology and development

Technology and development expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):
Technology and development expenses increased by $81 million, or 12%, and $332 million, or 17%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year due primarily to increases in costs related to contractors and consultants, cloud computing services utilized in delivering our products, and depreciation expense. In the three months ended September 30, 2021, the increase was partially offset by a decline in employee-related costs whereas in the nine months ended September 30, 2021 employee-related costs contributed to the growth in technology and development expenses.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):
General and administrative expenses decreased by $5 million, or 1%, and increased by $43 million, or 3%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year. The decrease in general and administrative expenses in the three months ended September 30, 2021 was primarily attributable to a decrease in employee-related costs, partially offset by an increase in expenses associated with software services. The increase in general and administrative expenses in the nine months ended September 30, 2021 was primarily due to an increase in employee-related expenses and expenses associated with software services, partially offset by a decrease in professional services expenses.

Restructuring and other charges

Restructuring and other charges for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):
Restructuring and other charges decreased by $18 million and $35 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. During the three and nine months ended September 30, 2021, the associated restructuring charges were nil and $27 million, respectively. During the three and nine months ended September 30, 2020, the associated restructuring charges were $19 million and $74 million, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of June 30, 2021. For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, in the nine months ended September 30, 2021 and 2020 we incurred asset impairment charges of $26 million and $21 million, respectively, due to the exiting of certain leased properties which resulted in a reduction of certain right of use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net decreased $45 million, or 27%, and $699 million, or 79%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year due primarily to lower net gains on strategic investments.

Income tax expense

Our effective income tax rate was 7% and 11% for the three months ended September 30, 2021 and 2020, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2021 compared to the same period of the prior year was due primarily to an increase in tax benefits associated with discrete tax adjustments and a decrease in tax expense associated with lower net gains on strategic investments, partially offset by tax expense related to intra-group transfers of intellectual property in the current period. Our effective income tax rate was 1% and 18% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in our effective income tax rate for the nine months ended September 30, 2021 compared to the same period of the prior year was primarily attributable to a decrease in tax expense related to the intra-group transfers of intellectual property and an increase in tax benefits associated with discrete tax adjustments including stock-based compensation deductions.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. The following table summarizes our cash, cash equivalents, and investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$16,539	$15,852
(1) Excludes assets related to funds receivable and customer accounts of $35.1 billion and $33.4 billion at September 30, 2021 and December 31, 2020, respectively.
(2) Excludes total restricted cash of $23 million and $88 million at September 30, 2021 and December 31, 2020, respectively, and strategic investments of $3.5 billion and $3.2 billion as of September 30, 2021 and December 31, 2020, respectively.

Foreign cash, cash equivalents, and investments

Cash, cash equivalents, and investments held by our foreign subsidiaries were $11.0 billion as of September 30, 2021 and $7.0 billion at December 31, 2020, or 67% and 44% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2020, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state or foreign withholding tax. A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. As such, not all of our cash is available for general corporate purposes.

Available credit and debt

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of September 30, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

Other than as described above, there are no significant changes to the available credit and debt disclosed in our 2020 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2021, we had a total of $6.7 billion in cash withdrawals offsetting our $6.7 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Liquidity for loans receivable
Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the first quarter of 2021, an additional $700 million was approved to fund such credit activities. As of September 30, 2021, the cumulative amount approved by management to be designated for credit activities aggregated to $2.7 billion and represented approximately 27% of European customer balances that have been made available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Credit ratings
As of September 30, 2021, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreement.

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

Stock repurchases and acquisitions
During the nine months ended September 30, 2021, we repurchased approximately $1.9 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. As of September 30, 2021, a total of approximately $6.6 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

In October 2021, we completed the acquisition of Paidy, Inc. (“Paidy”) for approximately $2.7 billion, consisting of approximately $2.5 billion in cash, and approximately $175 million in assumed restricted stock and restricted stock units, subject to vesting conditions. Paidy is a two-sided payments platform that primarily provides buy now, pay later solutions (installment credit offerings) in Japan. With the acquisition of Paidy, we intend to expand our capabilities and relevance in Japan.

In the second quarter of 2021, we completed three acquisitions for $524 million in aggregate, consisting primarily of cash consideration.

Other considerations
In 2020, we announced our commitment to invest $535 million to support racial equality. As of September 30, 2021, we have deployed substantially all of the commitment through charitable contributions, grants to small businesses, internal investments to support and strengthen diversity and inclusion initiatives, and an economic opportunity fund focused on bolstering our relationships with community banks and credit unions serving underrepresented minority communities, as well as investing directly into black- and minority-led startups and minority-focused investment funds, among other initiatives.

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

CASH FLOWS

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$4,577	$4,507
Investing activities(1)	(2,356)	(13,284)
Financing activities(1)	(186)	10,130
Effect of exchange rates on cash, cash equivalents, and restricted cash	(106)	26
Net increase in cash, cash equivalents, and restricted cash	$1,929	$1,379
(1) Prior period amounts have been revised to conform to the current period presentation. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Operating activities

We generated cash from operating activities of $4.6 billion in the nine months ended September 30, 2021 due primarily to operating income of $3.2 billion, as well as adjustments for non-cash expenses including stock-based compensation of $1.1 billion, depreciation and amortization of $939 million, and provision for transaction and credit losses of $710 million. Net income was also adjusted for net gains on our strategic investments of $336 million, changes in deferred income taxes of $175 million, changes in accounts receivable of $155 million, and changes in other assets and liabilities of $892 million, primarily related to actual cash transaction losses incurred during the period.

We generated cash from operating activities of $4.5 billion in the nine months ended September 30, 2020 due primarily to operating income of $2.3 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.4 billion, stock-based compensation of $999 million, and depreciation and amortization of $888 million. Net income was also adjusted for net gains on our strategic investments of $973 million, changes in income taxes payable of $115 million, and changes in other assets and liabilities of $220 million, primarily related to actual cash transaction losses of $816 million incurred during the period and an increase in other assets of $218 million, partially offset by an increase in accrued expenses and other liabilities of $814 million.

In the nine months ended September 30, 2021 and 2020, cash paid for income taxes, net was $436 million and $444 million, respectively.

Investing activities

The net cash used in investing activities of $2.4 billion in the nine months ended September 30, 2021 was due primarily to purchases of investments of $30.9 billion, purchases of property and equipment of $695 million, changes in principal loans receivable, net of $643 million, and acquisitions (net of cash acquired) of $469 million. These cash outflows were partially offset by maturities and sales of investments of $30.4 billion.

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

Financing activities

The net cash used in financing activities of $186 million in the nine months ended September 30, 2021 due primarily to the repurchase of $1.9 billion of our common stock under our stock repurchase program and tax withholdings related to net share settlement of equity awards of $1.0 billion, partially offset by changes in funds payable and amounts due to customers of $2.6 billion.

We generated cash from financing activities of $10.1 billion in the nine months ended September 30, 2020 due primarily to changes in funds payable and amounts due to customers of $7.9 billion and cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as proceeds from borrowings under our credit agreement of $7.0 billion. These cash inflows were partially offset by the repayment of outstanding borrowings under our credit agreement of $3.0 billion, the repurchase of $1.4 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $463 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the nine months ended September 30, 2021 and 2020 had a negative impact of $106 million and positive impact of $26 million, respectively, on cash, cash equivalents, and restricted cash due primarily to fluctuations in the exchange rate of the U.S. dollar to the Australian dollar.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

As of September 30, 2021 and December 31, 2020, approximately 47% and 30%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $243 million and $173 million at September 30, 2021 and December 31, 2020, respectively.

We have $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. We also have a committed revolving credit facility of $5.0 billion available to us. We are obligated to pay interest on borrowings under this facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under this facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of both September 30, 2021 and December 31, 2020, we had no amount outstanding under this credit facility. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2021 and December 31, 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.0 billion and $1.1 billion lower, respectively. If the U.S. dollar strengthened by 20% at September 30, 2021 and December 31, 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.0 billion and $1.1 billion higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $952 million and $353 million at September 30, 2021 and December 31, 2020, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of September 30, 2021 would have positively impacted income before income taxes by approximately $1.0 billion, resulting in a net positive impact of approximately $49 million. Foreign currency exchange contracts in place as of December 31, 2020 would have positively impacted income before income taxes by approximately $369 million, resulting in a net positive impact of approximately $16 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of September 30, 2021 and December 31, 2020, our strategic investments totaled $3.5 billion and $3.2 billion, respectively, which represented approximately 17% of our total cash, cash equivalents, and investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2021, which could be experienced in the near term, would have resulted in a decrease of approximately $348 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 5, 2021 (“2020 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2020 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Lending Regulation

PayPal’s U.S. consumer short-term installment loan product is subject to federal law, as well as state lending laws (some of which require licensure and/or state regulator notification), federal and state debt collection laws, as well as compliance with the Equal Credit Opportunity Act and Regulation B as implemented by the Consumer Financial Protection Bureau (“CFPB”) and other applicable laws and regulations. In addition, we hold a number of U.S. state lending licenses. Increased global regulatory focus on short-term installment products could result in laws or regulations requiring changes to our policies, procedures, operations, and product offerings. We could be subject to fines, other enforcement action, and litigation if we are found to violate any aspects of applicable law or regulations.

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

The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. We have implemented certain changes to comply with the final rule and made substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to unintended customer confusion and dissatisfaction, discourage customers from opening new accounts, require us to reallocate resources, and increase our costs, which could negatively affect our business. In October 2021, the CFPB issued an order pursuant to its market-monitoring authority requiring the Company to provide extensive information on its payment products, including with respect to the collection, use of, and access to data and consumer protections, among other items.

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

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. The use of our payment system for illegal or improper uses has subjected us, and may subject us in the future, to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability and harm our reputation. For example, government enforcement or regulatory authorities could seek to impose additional restrictions or liability on us arising from the use of our payment system for illegal activity and our failure to detect or prevent such use.

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

The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2021 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2021				$6,910
July 1, 2021 through July 31, 2021	—	$—	—	6,910
August 1, 2021 through August 31, 2021	1.3	$275.12	1.3	6,560
September 1, 2021 through September 30, 2021	—	$—	—	6,560
Balance as of September 30, 2021	1.3		1.3	$6,560
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+	Amendment to PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan	-	-	X
10.02+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	November 8, 2021	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer:

Date:	November 8, 2021	By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations

Principal Accounting Officer:

Date:	November 8, 2021	By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

