Form 10-K
period 2021-12-31
PayPal Holdings, Inc.
filed 2022-02-03
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $342.2 billion based on the closing sale price as reported on the NASDAQ Global Select Market.
As of January 28, 2022, there were 1,165,004,913 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, Braintree, Venmo, Xoom, Zettle, Hyperwallet, Honey, and Paidy, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K is, to PayPal’s knowledge, owned by such other company.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions, such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies. Additionally, our forward-looking statements include expectations related to anticipated impacts of the coronavirus (“COVID-19”) pandemic. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this report in conjunction with the audited consolidated financial statements and the related notes that appear in this report.

ITEM 1. BUSINESS

OVERVIEW

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform that enables digital payments and simplifies commerce experiences on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to help improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world in the markets we serve, anytime, on any platform, and using any device when sending payments or getting paid. We believe that effective management of environmental, social, and governance (“ESG”) risks and opportunities is essential to deliver on our mission and strategy. Our core values of Collaboration, Inclusion, Innovation, and Wellness are the driving forces behind our mission and form the foundation of our operating philosophy. We believe that they help stimulate the creativity and engagement of our global workforce to deliver products and services designed to meet the diverse needs of our customers. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

PayPal's Payment Solutions

Merchants integrate with PayPal to manage their business

Consumers use PayPal for financial services and shopping tools

P2P[1]	Checkout[1]	Payments Processing[1]	Payouts[1]	In-Person[1]	Business & Risk Services	Marketing Tools
PayPal	PayPal	PayPal	PayPal	Zettle by PayPal	simility A PayPal Service	honey by PayPal
venmo	venmo	Braintree A PayPal Service	HYPERWALLET A PayPal Service		chargehound A PayPal Service	
xoom	Pay Later				Happy Returns by PayPal	
	paidy					

Collectively connect to
426 Million Active Accounts

(1) Our combined payment solutions comprise our proprietary payments platform.

PayPal’s payment solutions enable our customers to send and receive payments. We operate a global, two-sided network at scale that connects merchants and consumers with 426 million active accounts (consisting of 392 million consumer active accounts and 34 million merchant active accounts) across more than 200 markets. PayPal helps merchants and consumers connect, transact, and complete payments, whether they are online or in person. PayPal is more than a connection to third-party payment networks. We provide proprietary payment solutions accepted by merchants that enable the completion of payments on our payments platform on behalf of our customers.

We offer our customers the flexibility to use their accounts to purchase and receive payments for goods and services, as well as the ability to transfer and withdraw funds. We enable consumers to exchange funds more safely with merchants using a variety of funding sources, which may include a bank account, a PayPal or Venmo account balance, PayPal and Venmo branded credit products, a credit card, a debit card, certain cryptocurrencies, or other stored value products such as gift cards, and eligible credit card rewards. Our PayPal, Venmo, and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds and payouts. We also help merchants connect with their customers, process exchanges and returns, and manage risk. We enable consumers to engage in cross-border shopping and merchants to extend their global reach while reducing the complexity and friction involved in enabling cross-border trade.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services that are typically based on the volume of activity processed on our payments platform. We generally do not charge customers to fund or draw from their accounts; however, we generate revenue from customers on fees charged for foreign currency conversion, instant transfers from their PayPal or Venmo account to their debit card or bank account, and to facilitate the purchase and sale of cryptocurrencies. We also earn revenue by providing other value added services, which comprises revenue earned through partnerships, interest and fees from our merchant and consumer credit products, referral fees, subscription fees, gateway services, and other services that we provide to our merchants and consumers.

KEY PERFORMANCE METRICS

2021 Key Performance Metrics

Expanding Our Base:
Active Accounts of **426 Million** — ↑ **13%** from 2020

Driving Customer Engagement:
19.3 Billion Payment Transactions — ↑ **25%** from 2020

Gaining Share:
$1.25 Trillion of Total Payment Volume — ↑ **33%** from 2020

We measure the relevance of our products and services to our customers and the performance and success of our business through active accounts, payment transactions, and total payment volume:

An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s platform or services through such third-party’s login credentials, including entities that utilize Hyperwallet’s payout capabilities. A user may register on our platform to access different products and may register more than one account to access a product. Accordingly, a user may have more than one active account.

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

OUR STRENGTHS

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•Two-sided network—our payments platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into how customers use our platform. Our payments platform provides for digital and in-store (at the point of sale) transactions while being both technology and platform agnostic.

•Scale—our global scale helps us to drive organic growth. As of December 31, 2021, we had 426 million active accounts, consisting of 392 million consumer active accounts and 34 million merchant active accounts in more than 200 markets around the world. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our products and services. A country, territory, or protectorate is identified by a distinct set of laws and regulations. In 2021, we processed $1.25 trillion of TPV.

•Trusted brands—we have built and strengthened well-recognized and trusted brands, including PayPal, Braintree, Venmo, Xoom, Zettle, and Honey. Our communications and marketing efforts across multiple geographies and demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•Risk and compliance management—our enterprise risk and compliance management program and use of tokenization are designed to help secure customer information, and to help ensure we process legitimate transactions around the world, while identifying and minimizing illegal, high-risk, or fraudulent transactions.

•Regulatory licenses—we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and help support business growth.

MERCHANT AND CONSUMER PAYMENT SOLUTIONS

Our Two-sided Payments Platform Serves Merchants and Consumers

MERCHANTS

- Power all aspects of digital checkout online and in store
- Offer access to seamless credit solutions to enable growth
- Help identify fraud and improve risk management
- Offer tools and insights to attract new customers and increase sales

PayPal

CONSUMERS

- Provide solutions to help people manage and move money both domestically and internationally
- Offer credit services that are accessible and cost effective
- Facilitate simple, secure payments across devices
- Deliver flexibility with payment options globally, across platforms and merchants

Merchant value proposition

We partner with our merchants to help grow and expand their businesses by providing global reach and powering all aspects of digital checkout. We offer alternative payment methods, including access to credit solutions, provide fraud prevention and risk management solutions, reduce losses through proprietary protection programs, and offer tools and insights for utilizing data analytics to attract new customers and improve sales conversion. We employ a technology and platform agnostic approach intended to enable merchants of all sizes to quickly and easily provide digital checkout online and in-store across all platforms and devices and to securely and simply receive payments from their customers.

PayPal’s payments platform enables merchants to accept all types of online and offline payments, including those made with the PayPal and Venmo digital wallets, our consumer credit products, credit cards and debit cards, and other competitor digital wallets, as well as other popular local payment methods. Our diversified suite of products and services is tailored to meet the needs of merchants regardless of their size or business complexity. We have expanded our merchant value proposition to enable payment acceptance at the point of sale through our PayPal and Venmo digital wallets, quick response (“QR”) code-based solutions, and our Zettle point of sale solutions. We aim to offer a seamless, omni-channel solution that helps merchants manage and grow their business. Through our consumer focused offerings, we provide simplified and personalized shopping experiences for consumers, including the ability to easily make exchanges and returns, to help merchants drive increased conversion through higher consumer engagement.

We offer access to merchant finance products for certain small and medium-sized businesses through the PayPal Working Capital and PayPal Business Loan products, which we collectively refer to as our merchant finance offerings. The PayPal Working Capital product allows businesses to access a loan or cash advance for a fixed fee and based on their annual payment volume processed by PayPal. The PayPal Business Loan product provides businesses with short-term financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. In the United States (“U.S.”), these products are provided under a program agreement with WebBank. We believe that these merchant finance offerings enable us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available effectively or efficiently from traditional banks or other lending providers.

Our acquisition of Paidy, Inc. (“Paidy”) enables us to expand our buy now, pay later solutions and other capabilities in Japan. Our acquisition of Guofubao Information Technology Co. (GoPay), Ltd., a holder of payment business licenses in China, enables us to partner with Chinese financial institutions and technology platforms to provide a more comprehensive set of payment solutions to merchants and consumers, both in China and globally.

We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services. We also earn revenues from interest and fees earned on our merchant loans receivables.

Consumer value proposition

We focus on providing affordable, convenient, and secure consumer financial products and services intended to democratize the management and movement of money. We provide consumers with a digital wallet that enables them to send payments to merchants more safely using a variety of funding sources, which may include a bank account, a PayPal account balance, a Venmo account balance, our consumer credit products, credit cards, debit cards, certain cryptocurrencies, or other stored value products such as gift cards, and eligible credit card rewards.

We also offer consumers person-to-person (“P2P”) payment solutions through our PayPal, Venmo, and Xoom products and services. We enable both domestic and international P2P transfers across our payments platform. Our Venmo digital wallet in the U.S. is a leading mobile application used to move money between our customers and to make purchases at select merchants. Xoom is an international money transfer service that enables our customers to send money and prepaid mobile phone reloads to, and pay bills for, people around the world in a secure, fast, and cost-effective way. P2P is a significant customer acquisition channel that facilitates organic growth by enabling potential PayPal users to establish active accounts with us at the time they make or receive a P2P payment. We also simplify and personalize shopping experiences for our consumers by offering tools for product discovery, price-tracking, offers, and easier exchanges and returns, which enhances consumer engagement and sales conversion for our merchants.

We offer credit products to consumers in certain markets as a potential funding source at checkout. Once a consumer is approved for credit, the product is made available as a funding source for that account holder. The U.S. PayPal- and Venmo-branded consumer credit program is offered through Synchrony Bank. We offer a PayPal-issued PayPal Credit product in the United Kingdom (“U.K.”) and a PayPal branded consumer credit card issued by Citigroup in Australia. In addition, we have expanded our consumer credit offerings to include buy now, pay later installment products in the U.S., U.K., France, Germany, Australia, Spain, Italy, and through the acquisition of Paidy, in Japan. A key attribute of our buy now, pay later products is the absence of consumer late fees for missed payments in most of the geographies where we offer it. We believe that our consumer credit products help enable us to increase engagement with consumers and merchants on our two-sided network.

We have expanded our consumer value proposition through enhancements to the PayPal and Venmo digital wallets, which provide increased functionality for consumers to explore deals and offers and to more easily transact with cryptocurrencies in certain markets. Our goal is to drive increased consumer engagement by providing consumers with a comprehensive set of services to manage their finances and enhancing their ability to shop online and in person.

We generate revenue from consumers on fees charged for foreign currency conversion, instant transfers from their PayPal or Venmo account to their debit card or bank account, to facilitate the purchase and sale of cryptocurrencies, interest, fees, or other revenue from credit product programs, and other miscellaneous fees.

PROTECTING MERCHANTS AND CONSUMERS

Protecting merchants and consumers on our payments platform from financial and fraud loss is imperative to successfully competing and sustainably growing our business. Fraudulent activities, such as account takeover, identity theft (including stolen financial information), and counterparty malicious activities, represent a significant risk to merchants and consumers, as well as their payment partners. We provide merchants and consumers with protection programs for certain purchase transactions completed on our payments platform. We believe that these programs, which help protect both merchants and consumers from financial loss resulting from fraud and counterparty non-performance, are generally consistent with or broader than protections provided by other participants in the payments industry. These programs are designed to promote confidence on both the part of consumers, who will only be required to pay if they receive their purchased item in the condition significantly as described, and merchants, who will receive payment for the product they deliver to the customer.

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

We compete with a wide range of businesses. Some of our current and potential competitors are or may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are or may be smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes.

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

Our business faces competition from a wide range of businesses and from all forms of physical and electronic payments. We face competition from banks and financial institutions, which provide traditional payment methods (particularly credit cards and debit cards (collectively, “payment cards”), electronic bank transfers, and credit), payment networks that facilitate payments for payment cards or proprietary retail networks, payment card processors, and “card on file” services. We also face competition from providers offering a variety of payment products and services including tokenized and contactless payment cards, digital wallets and mobile payments solutions, credit, installment or other buy now pay later methods, real-time payment systems, P2P payments and money remittance services, card readers and other devices or technologies for payment at point of sale, virtual currencies and distributed ledger technologies, and tools that simplify and personalize shopping experiences for consumers and merchants. Our products and services face competition from all forms of payments, which include paper-based payments (primarily cash and checks), credit cards, debit cards, electronic bank transfers, credit, installment methods, digital wallets and mobile payment solutions, contactless payments (including contactless cards, tokenized cards, Near Field Communication based solutions, and QR code-based solutions), and virtual currencies, such as cryptocurrencies and stablecoins.

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

STRATEGY

Our ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate and introduce new products and services that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•Growing our core business: through expanding our global capabilities, customer base and scale, increasing our customers’ use of our products and services by better addressing their everyday needs related to accessing, managing, and moving money, creating seamless checkout experiences, and expanding the adoption of our solutions by merchants and consumers;

•Expanding our value proposition for merchants and consumers: by being technology and platform agnostic, partnering with our merchants to grow and expand their business online and in-store, and providing consumers with simple, secure, and flexible ways to manage and move money across different markets, merchants, and platforms and simplifying their shopping experiences;

•Forming strategic partnerships: by building new strategic partnerships to provide better experiences for our customers, offer greater choice and flexibility, acquire new customers, and reinforce our role in the payments ecosystem; and

•Seeking new areas of growth: organically and through acquisitions and strategic investments in our existing and new international markets around the world and focusing on innovation in both the digital and physical world.

ESG MANAGEMENT

PayPal is committed to creating a more inclusive global economy and advancing our core values of Collaboration, Inclusion, Innovation, and Wellness across our communities, workforce, and strategies. We manage priority ESG risks and opportunities through four key pillars: (1) social innovation, (2) employees and culture, (3) environmental sustainability, and (4) responsible business practices. We believe this integrated, enterprise-wide approach to managing our global business responsibly helps to enable us to create value for all of our stakeholders, including our employees, stockholders, partners, and communities. In 2021, we continued to advance our ESG strategy, including through the following: a science-based approach to reducing our climate change impacts, targeted investments to address the racial wealth gap and empower underserved communities and businesses, programmatic development intended to foster an inclusive culture across the employee lifecycle, and ongoing enhancements to support the safety and security of our products and platform. We take this commitment seriously and endeavor to provide transparent disclosures on the progress of this work through our annual Global Impact Report and other communications.

TECHNOLOGY

Our payments platform utilizes a combination of proprietary and third-party technologies and services intended to facilitate transactions efficiently and securely between millions of merchants and consumers worldwide across different channels, markets, and networks. Our payments platform connects with financial service providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our payments platform can send payments in more than 200 markets around the world and in more than 100 currencies, withdraw funds to their bank accounts in 56 currencies, and hold balances in their PayPal accounts in 25 currencies.

A transaction on our payments platform can involve multiple participants in addition to us, including a merchant, a consumer, and the consumer’s funding source provider. We have developed intuitive user interfaces, customer tools, transaction completion databases, and network applications on our payments platform designed to enable our customers to utilize our suite of products and services. Our payments platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust applications to our global ecosystem of merchants and consumers, while at the same time maintaining the security of our customers’ information.

The technology infrastructure supporting our payments platform simplifies the storage and processing of large amounts of data and facilitates the deployment and operation of large-scale global products and services in both our own data centers and when hosted by third party cloud service providers. Our technology infrastructure is designed around industry best practices intended to reduce downtime and help ensure the resiliency of our payments platform in the event of outages or catastrophic occurrences. Our payments platform incorporates multiple layers of protection for business continuity and system redundancy purposes and to help mitigate cybersecurity risks. We have a comprehensive cybersecurity program designed to protect our technology infrastructure and payments platform against cybersecurity threats, which includes regularly testing our systems to identify and address potential vulnerabilities. We strive to continually improve our technology infrastructure and payments platform to enhance the customer experience and to increase efficiency, scalability, and security.

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

RESEARCH AND DEVELOPMENT

Our total research and development expense was $1.6 billion, $1.4 billion, and $1.1 billion in 2021, 2020, and 2019, respectively.

INTELLECTUAL PROPERTY

The protection of our intellectual property, including our trademarks, copyrights, domain names, trade dress, patents, and trade secrets, is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws, regulations, and administrative procedures in the U.S. and internationally. We have registered our core brands as domain names and as trademarks in the U.S. and many international jurisdictions. We also have an active program to continue to secure and enforce trademarks and domain names that correspond to our brands in markets of interest. We have filed and continue to file patent applications in the U.S. and in international jurisdictions covering certain aspects of our proprietary technology and new innovations. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We have routinely entered into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business to control access to, and use and disclosure of, our proprietary information.

For additional information regarding risks relating to our intellectual property, see the information in “Item 1A. Risk Factors” under the captions “Third parties may allege that we are infringing their patents and other intellectual property rights” and “We may be unable to adequately protect or enforce our intellectual property rights.”

GOVERNMENT REGULATION

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation or implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets we operate.

Payments regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. These licenses include not only the PayPal branded products and services offered in these locations, but also our Venmo, Hyperwallet, and Xoom products and services to the extent offered in these locations. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. In certain cases, these licenses also generally cover PayPal’s service enabling customers to buy, hold, and sell cryptocurrency directly from their PayPal or Venmo account. In the State of New York, PayPal has obtained a conditional virtual currency license from the New York Department of Financial Services to offer cryptocurrency services in the state in partnership with Paxos Trust Company.

Outside the U.S., we provide similar services customized for various countries and foreign jurisdictions through our foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the U.K. Financial Conduct Authority (“FCA”), the Australian Prudential Regulation Authority, the People’s Bank of China, the Monetary Authority of Singapore, the Reserve Bank of India, the Central Bank of Russia, and the Central Bank of Brazil have asserted jurisdiction over some or all of our activities in their respective jurisdictions. This list is not exhaustive, and there are numerous other regulatory agencies that have or may assert jurisdiction over our activities. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

In addition, financial services regulators in various jurisdictions, including the U.S. and the European Union (“EU”), have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, make it more difficult for new customers to join PayPal, and reduce the ease of use of our products.

Banking agency supervision. We serve our customers in the EU and U.K. through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), a wholly-owned subsidiary that is licensed and subject to regulation as a bank in Luxembourg by the CSSF. Under the U.K.’s Temporary Permissions Regime, PayPal is also deemed to be authorized and regulated by the U.K. FCA as a result of Brexit. Consequently, we must comply with rules and regulations of the European banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by the regulators of these financial institutions.

Lending regulation. PayPal’s U.S. consumer installment loan product is subject to federal and state laws governing consumer credit and debt collection. PayPal holds multiple state licenses as the lender of this product. PayPal Ratenzahlung, a regulated installment loan for consumers in Germany, is subject to applicable local laws such as consumer (lending) laws, consumer protection, or banking transparency regulations. Paidy, Inc. holds multiple licenses for the issuance of their short-term installment products in Japan and is registered with the Ministry of Economy, Trade and Industry as a Comprehensive Credit Purchase Intermediary. In Australia, PayPal Credit Pty Limited offers a consumer short-term installment product that is exempt from regulation by the primary consumer credit legislation but is subject to other laws which cover the provision of financial services, credit reporting, debt collection, and privacy. PayPal’s consumer buy now, pay later installment loan products in the U.K., France, Germany, Spain, and Italy are generally exempt from primary consumer credit legislation; however, certain consumer lending laws, consumer protection, or banking transparency regulations continue to apply to this activity.

PayPal and Venmo co-branded consumer credit cards and the PayPal Credit consumer credit product are issued by Synchrony Bank in the U.S. and the PayPal branded consumer credit card is issued by Citigroup in Australia, and are subject to laws and regulations governing these programs. PayPal Credit in the U.K. is a regulated, revolving consumer credit product subject to applicable local laws and regulations.

Our merchant finance offerings are subject to the applicable laws and regulations governing those programs, which differ by jurisdiction.

Consumer Financial Protection Bureau (“CFPB”). The CFPB has significant authority to regulate consumer financial products in the U.S., including consumer credit, deposits, payments, and similar products. As a large market participant of remittance transfers, the CFPB has direct supervisory authority over our business. The CFPB and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Anti-money laundering, counter-terrorist financing, and sanctions. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Our AML program is designed to prevent our payments platform from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent authorities in other countries. Our AML and sanctions compliance programs, overseen by our AML/Bank Secrecy Act Officer, are composed of policies, procedures, and internal controls, and are designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

Interchange fees. Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the EU, the Multilateral Interchange Fee Regulation caps interchange fees for credit and debit card payments and provides for business rules to be complied with by any company dealing with payment card transactions, including PayPal. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

Data protection and information security. We are subject to a number of laws, rules, directives, and regulations (“privacy and data protection laws”) relating to the collection, use, retention, security, processing, and transfer (collectively, “processing”) of personally identifiable information about our customers, our merchants’ customers, and employees (“personal data”) in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is subject to one or more privacy and data protection laws in one or more jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships. The EU has adopted a comprehensive General Data Protection Regulation (the “GDPR”), which expanded the scope of the EU data protection law to foreign companies processing personal data of European Economic Area (“EEA”) individuals and imposed a stricter data protection compliance regime. In the U.S., we are subject to privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act as well as the California Consumer Privacy Act, which requires privacy protections comparable to those afforded by the GDPR, as well as the maintenance of a written, comprehensive information security program. In Europe, the operations of our Luxembourg bank are subject to confidentiality and information safeguarding requirements under the Luxembourg Banking Act.

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

Additional regulatory developments. Various regulatory agencies continue to examine and implement laws governing a wide variety of issues, including virtual currencies, identity theft, account management guidelines, disclosure rules, cybersecurity, and marketing, which may impact PayPal’s business. Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency, and reporting, including those related to overall corporate ESG disclosures (e.g., EU Sustainable Reporting Directive) as well as topical reporting requirements, such as reporting on climate-related financial disclosures.

For an additional discussion on governmental regulation affecting our business, please see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in this Form 10-K.

HUMAN CAPITAL

Global talent management

At PayPal, we consider the management of our global talent (human capital) to be essential to the ongoing success of our business. As of December 31, 2021, we employed approximately 30,900 people globally, representing approximately 150 nationalities, in approximately 30 countries, including approximately 13,100 located in the U.S.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our customers with products and services that help them to thrive in the global economy, and serve our other stakeholders. We are focused on supporting our employees across the full employee lifecycle from recruitment to onboarding to ongoing development, and have implemented programs designed to promote their total wellness, particularly during difficult times such as the COVID-19 pandemic. For example, in 2021, we continued to invest in employee mental wellness by providing workplace flexibility to reflect the diverse needs of our global workforce and appointing a Global Wellness Advocate.

Employee engagement

We use employee feedback to directly inform the ongoing development of our employee programs. In addition to administering an annual survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on our annual performance program and evolving workplace preferences. For our 2021 annual employee survey, we heard from 79% of our global employees. Our engagement score, which reflects employees that would recommend PayPal to their peers and/or are happy at PayPal was 83%, which is above our technology peer benchmark. Our score measuring intent to stay was 80%, which reflects an employee’s expectation to remain employed with the company in two years. Additionally, we observed improvements in employee scores regarding effective collaboration and work life balance, two areas we focused on advancing in 2021. We also evaluate employee survey responses for feedback on other key components of our culture and programs. The detailed scores are shared across the organization and analyzed to understand differences by geography, demographics, and job level, and to identify opportunities for further improvement. For example, in 2021, we focused on enhancing our employee communications and opportunities to better support ongoing remote working.

Talent acquisition, development, and retention

As a leading technology platform that enables digital payments and simplifies commerce experiences, we compete for top global talent around the world. We believe that a strong culture focused on employee experiences that enables advancement, learning, and individual career insights is essential to the successful acquisition, development, and retention of diverse talent. To that end, we have implemented programs focused on inclusive hiring practices, enriched virtual new hire experiences, individual coaching and mentorship programs, and ongoing learning opportunities, including unlimited access to LinkedIn Learning. In 2021, we expanded our new employee development program with specific topical training sessions, including mobility and developing women in leadership. We also listened to employee feedback and sought opportunities to reduce employee stress and formalized the removal of individual performance ratings as part of our annual performance review process, which we believe has led to more meaningful performance conversations.

Employee wellness

We remain focused on promoting the holistic well-being of our employees, including resources, programs, and services to support our employees’ physical, mental, and financial wellness. In 2021, we recognized the ongoing impact the COVID-19 pandemic was having on our global employees. In response, we continued our Global Wellness Days for all employees to take time to rest and recharge, expanded our Mind Yourself program to provide trainings and workshops to foster emotional well-being, preserved flexible work arrangements through Crisis Leave and other programs, and strategically extended employee benefits to additional global markets. We also continued our investments to strengthen employee financial wellness, including expanding individual financial coaching, broadening employee access to early earned wages across the U.S. and additional global markets, and promoting the prioritization of employee financial health across the private sector through the Worker Financial Wellness Initiative.

Diversity, inclusion, equity, and belonging

We believe that fostering diversity, inclusion, equity, and belonging (“DIE&B”) is critical to our global talent strategy and pivotal to building a culture that embraces individual characteristics, values diversity, minimizes barriers, and enhances feelings of security and support across the workplace. We are committed to equal pay for equal work, promoting enterprise-wide inclusive learning opportunities, and partnering with leading organizations to embed DIE&B considerations into our talent strategy. Our strong commitment to DIE&B is evident at all levels of the organization from our Board of Directors to our executive leadership team to our global workforce. As of December 31, 2021, 50% of our Board and 56% of our senior leadership team identified as women and/or from a diverse ethnic group. Across our workforce, we reached 56% overall diverse workforce representation, including 44% global gender diversity and 52% U.S. ethnic diversity, as of December 31, 2021.

Workforce representation is only one aspect of our broader DIE&B strategy. We also empower eight employee resource groups to promote community and belonging for employees that identify as Black, Latinx/Hispanic, women, interfaith, veterans, LGBTQ+, Asian, and disabled persons and their allies. These groups drive ongoing employee engagement around the world for all employees, regardless of background, to support and champion their peers and related causes. In 2021, we continued our support for underrepresented communities and employees through activities such as enhanced strategic partnerships, a new inclusive learning journey, and new tools and resources to promote DIE&B considerations across the business. We also enhanced our executive compensation framework and annual performance evaluations to integrate DIE&B considerations as part of the individual performance portion of our 2021 annual incentive program for our senior executives.

As part of our annual ESG reporting, we provide additional information on our global talent strategy, including detailed representation metrics, in our Global Impact Report available at https://about.pypl.com/values-in-action/reporting/global-impact-report/default.aspx.

AVAILABLE INFORMATION

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at https://investor.pypl.com. From time to time, we may use our investor relations site and other online and social media channels, including the PayPal Newsroom (https://newsroom.paypal-corp.com/), Twitter handles (@PayPal and @PayPalNews), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/), YouTube channel (https://www.youtube.com/paypal), Dan Schulman’s LinkedIn profile (https://www.linkedin.com/in/dan-schulman/), John Rainey’s LinkedIn profile (www.linkedin.com/in/john-rainey-pypl), Dan Schulman’s Facebook page (https://www.facebook.com/DanSchulmanPayPal/), and Dan Schulman’s Instagram page (https://www.instagram.com/dan_schulman/) as a means of disclosing information about the Company and for complying with our disclosure obligations under Regulation Fair Disclosure. Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of our websites and information we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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

The techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are constantly evolving, and in some circumstances may not be recognized or detected until after they have been launched against a target. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees and customers) into disclosing user names, passwords, payment card information, or other sensitive information used to gain access to such systems or facilities. This information may in turn be used to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. We believe that PayPal is a particularly attractive target for cybercriminals due to our name, brand recognition, types of data (including payments-related data) that customers provide to us, and the widespread adoption and use of our products and services.

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

Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. Cybersecurity breaches and other exploited security vulnerabilities could subject us to significant costs and liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to regulatory penalties and fines. While we maintain insurance policies intended to offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by security breaches and other damage to or unavailability of our systems.

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. Our corporate headquarters are located in the San Francisco Bay Area, a seismically active region in California. A catastrophic event that results in a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations, which could have a material adverse impact on our business, financial condition, and results of operations. Additionally, some of our systems, including those of companies we have acquired, are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. As a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions from time to time that have and may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will continue to result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. Moreover, if any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.”

We have undertaken and continue to undertake certain system upgrades and re-platforming efforts designed to improve the availability, reliability, resiliency, and speed of our platform. These efforts are costly and time-consuming, involve significant technical risk, and may divert our resources from new features and products, and there can be no guarantee that these efforts will be effective. Frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We also rely on facilities, components, applications, and services supplied by third parties, including data center facilities and cloud data storage and processing services. From time to time, we have experienced interruptions in the provision of such facilities and services provided by these third parties. If these third parties experience operational interference or disruptions (including a cybersecurity incident), breach their agreements with us, or fail to perform their obligations and meet our expectations, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain insurance policies intended to offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by interruptions in our service as a result of systems failures and similar events.

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

Rapid, significant, and disruptive technological changes impact the industries in which we operate, for example, payment technologies (including real-time payments, payment card tokenization, virtual currencies, distributed ledger and blockchain technologies, and proximity payment technology such as Near Field Communication and other contactless payments); internet browser technologies, that enable users to easily store their payment card information for use on any retail or e-commerce website; artificial intelligence and machine learning; developments in technologies supporting our regulatory and compliance obligations; and in-store, digital, and social commerce.

We expect new services and technologies to continue to emerge and evolve. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. We rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require significant investment, take considerable time, and ultimately may not be successful. Our ability to adopt new products and services and to develop new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing expectations of consumers or merchants, third-party intellectual property rights, and other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, and legal interpretations in the markets in which we offer services directly or through partners, including, but not limited to, those governing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy, data protection, data governance, cybersecurity, banking secrecy, digital payments, cryptocurrency, payment services (including payment processing and settlement services), fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

Regulators globally have been establishing and increasing their regulatory authority, oversight, and enforcement in a manner that impacts our business. As we introduce new products and services and expand into new markets, including through acquisitions, we expect to become subject to additional regulations, restrictions, and licensing requirements. As we expand and localize our international activities, we expect that our obligations in the markets in which we operate will continue to increase. In addition, because we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws, which may impose different, more specific, or conflicting obligations on us, as well as broader liability.

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products or operations; require us to engage in remediation activities; or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of United States (“U.S.”) federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

Payments Regulation

In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. If we violate the laws or regulations covered under our licenses, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states or territories, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs and harm our business.

While we currently allow our customers to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can hold balances or withdraw funds. These limitations may adversely affect our ability to grow our business.

We principally provide our services to customers in the European Economic Area (“EEA”) and the United Kingdom (“U.K.”) through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates applicable requirements. Additionally, compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to potentially inconsistent interpretations and domestic regulations by various countries in the region. European regulation, such as the Revised Payment Services Directive (“PSD2”) enabling payment and account information sharing by regulated payment providers, could subject us to data security and other legal and financial risks. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) determines, PayPal (Europe) may be deemed a significant supervised entity and certain activity of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier, which could subject us to additional requirements and would likely increase compliance costs.

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”), but does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer outbound remittance payments to PayPal customers from Singapore. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is unclear and uncertain whether our Singapore-based service is subject only to Singapore law or, if it is subject to the application of local laws, whether such local laws would require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise. The Payment Services Act came into effect in Singapore in January 2020. PayPal Pte. Ltd. has submitted an application for a Major Payment Institution license to the MAS to continue to provide payments services, and is operating under an exemption from holding a license within a statutory transition period while the application is pending. Once PayPal Pte. Ltd. obtains its license, we will be required to comply with new regulatory requirements, which will result in increased operational complexity and costs for our Singapore and international operations.

In addition, in certain markets outside of the U.S., we provide our services to customers through PayPal Pte. Ltd. or, if required by local regulations, a local branch of PayPal Pte. Ltd. or a local subsidiary subject to local regulatory supervision or oversight. From time to time, we may also acquire entities subject to local payments regulatory supervision or oversight.

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

Cryptocurrency Regulation

Our current and planned cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

In addition, financial and third party risks related to our cryptocurrency offerings, such as inappropriate access to or theft or destruction of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.

Lending Regulation

We hold a number of U.S. state lending licenses for our U.S. consumer short-term installment loan product, which is subject to federal and state laws governing consumer credit and debt collection. While our non-U.S. consumer short-term installment loan products which are available in the U.K., France, Germany, Spain, Italy and Australia are generally exempt from primary consumer credit legislation, certain consumer lending laws, consumer protection or banking transparency regulations continue to apply to these products. Increased global regulatory focus on short-term installment products and consumer credit more broadly could result in laws or regulations requiring changes to our policies, procedures, operations, and product offerings, and restrict or limit our ability to offer credit products. We could be subject to fines, other enforcement action, and litigation if we are found to violate any aspects of applicable law or regulations.

Consumer Protection

Violations of federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”), could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

In October 2021, the CFPB issued an order pursuant to its market-monitoring authority requiring us to provide extensive information on our payment products, including with respect to the collection, use of, and access to data and consumer protections, among other items. In December 2021, the CFPB issued a separate order pursuant to its market-monitoring authority requiring us to provide information on our Buy Now, Pay Later offerings.

PayPal principally offers its services in the EEA countries through a “passport” notification process through PayPal Europe's Luxembourg regulator to regulators in other EEA member states in accordance with EU regulations, as well as in the UK through the Temporary Permissions Regime. Regulators in these countries could notify us of and seek to enforce local consumer protection laws that apply to our business, in addition to Luxembourg consumer protection laws, and could also seek to persuade the local regulator to order PayPal to conduct its activities in the local country directly or through a branch office. These or similar actions by these regulators could increase the cost of, or delay, our ability to expand our business in Europe.

Anti-Money Laundering and Counter-Terrorist Financing; Economic and Trade Sanctions

Regulators in the U.S. and around the world continue to increase standards and expectations regarding anti-money laundering and counter-terrorist financing, and to expand the scope of existing laws and regulations to emerging products and markets, which may require us to further revise or expand our compliance program globally and/or in specific jurisdictions, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Such changes could have the effect of making compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater compliance costs and impact our business. In addition, we are required to comply with economic and trade sanctions administered by the U.S., the EU, relevant EU member states, and other jurisdictions in which we operate. Non-compliance with anti-money laundering laws and regulations or economic and trade sanctions may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and damage our reputation and brands. See “Note 13—Commitments and Contingencies” to our consolidated financial statements for disclosure relating to possible violations arising from our sanctions compliance program.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, cryptocurrency, and blockchain technology. Any failure, or perceived failure, by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, government entities, or others. Such proceedings or actions could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. In addition, compliance with inconsistent privacy and data protection laws may restrict or limit our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. In June 2021, the European Commission imposed new SCC requirements which impose certain contract and operational requirements on PayPal, its merchants, and vendors in order to adhere to certain affirmative duties, including requirements related to government access transparency, enhanced data subject rights, and broader third party assessments to ensure safeguards necessary to protect personal data exported from PayPal’s EEA customers and/or employees to countries outside the EEA. To the extent PayPal relies on SCCs, such engagements will require new contractual arrangements under the updated requirements to avoid limitations on PayPal’s ability to process EEA data in countries outside of the EEA.

In the wake of the California Consumer Privacy Act passed in 2018, multiple U.S. states have adopted or proposed similar legislation to protect consumers in their states. California passed the Consumer Privacy Rights Act of 2020, and Virginia and Colorado have passed similar privacy and data protection laws. The continued increase in state-level privacy laws is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and state enforcement powers and may subject us to increased regulatory scrutiny and business costs, and lead to unintended consumer confusion.

We are subject to regulatory scrutiny and may be subject to legal proceedings under antitrust and competition laws.

We are subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed or implemented business combinations, acquisitions, investments, partnerships, commercial agreements and business practices. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, other countries, or the EU, or otherwise constitute unfair competition. Some regulators and legislators, particularly those outside of the U.S., may perceive that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be very expensive to defend or respond to, involve negative publicity, and substantial diversion of management time and effort, and could result in reputational harm, significant judgments, fines and remedial actions against us, or require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

We are regularly subject to general litigation, regulatory scrutiny, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. The number and significance of these disputes and inquiries has increased and is expected to continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology. Investigations and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial payments to satisfy judgments, fines, penalties or settlements, negative publicity, substantial diversion of management time and effort, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices in costly ways, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions, product launches or improvements. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Third parties may allege that we are infringing their patents and other intellectual property rights.

We are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. At any given time, we are typically a defendant in a number of patent lawsuits and subject to intellectual property infringement claims. Intellectual property infringement claims against us may result from, among other things, our expansion into new business areas, including through acquisitions of businesses and technology, and new or expanded products and services and their convergence with technologies not previously associated with areas related to our business, products, and services. The ultimate outcome of any allegation or claim is often uncertain and any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, result in reputational harm, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to settle claims or lawsuits, satisfy judgments, or pay substantial royalty or licensing fees.

We may be unable to adequately protect or enforce our intellectual property rights.

The protection of our intellectual property, including our trademarks, copyrights, domain names, trade dress, patents and trade secrets, is important to the success of our business. Effective intellectual property protection may not be available in every jurisdiction in which we offer our products and services. Although we have generally taken measures to protect our intellectual property rights, there can be no assurance that we will be successful in protecting or enforcing our rights in every jurisdiction, or that our contractual arrangements will prevent or deter third parties from infringing or misappropriating our intellectual property, or that third parties may independently develop equivalent or superior intellectual property rights. We may be required to expend significant time and resources to prevent third party infringement and enforce our rights, and we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. If we are unable to prevent third parties from using or offering technologies that infringe our patent or trade secret rights, the uniqueness and value of our products and services could be adversely affected. If we are unable to prevent third parties from adopting, registering, or using trademarks and trade dress that infringe, dilute, or otherwise violate our trademark rights, the value of our brands could be diminished and our business could be adversely affected. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could diminish the value of our intangible assets and materially harm our business.

BUSINESS AND OPERATIONS RISKS

The continuing effects of the novel coronavirus (“COVID-19”) pandemic could materially and adversely affect our business, financial condition, and results of operations.

The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change, including, but not limited to, the duration, scope, severity, proliferation of variants and increase in the transmissibility of the virus, its impact on the global economy, actions taken to contain or limit the impact of COVID-19, such as the availability of an effective vaccine or treatment, geographic variation in how countries and states are handling the pandemic, and how quickly and to what extent normal economic and operating conditions may potentially resume.

The COVID-19 pandemic has adversely impacted and is likely to further adversely impact the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter in place and lock down orders, mask and social distancing requirements, and business limitations and shutdowns. To the extent that such mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to: increased liability under our buyer protection program or chargebacks on payment cards resulting from merchants’ selling goods or services in advance of the delivery date or experiencing bankruptcy, insolvency or other business interruption; customer defaults on payment obligations under PayPal branded credit products; increased cybersecurity and payment fraud risk; challenges to the availability and reliability of our products and services; and supply chain disruptions impacting our business.

While our business has benefited from the shift from in-store shopping and traditional payment methods towards e-commerce and digital payments, to the extent that customer preferences revert to pre-COVID-19 behaviors as the pandemic-related restrictions lessen, our business, financial condition, and results of operations would be adversely impacted.

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

We compete with a wide range of businesses in every aspect of our business. Some of our current and potential competitors are larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Our competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. We often partner with many of these businesses and we consider the ability to continue establishing these partnerships to be important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships. If we are not able to differentiate our products and services from those of our competitors, drive value for our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively. See “Item 1. Business—Competition” of this Form 10-K for further discussion of the competitive environment in the markets where we operate.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

To process certain transactions, we must comply with applicable payment card, bank or other network (collectively, “network”) rules. The rules govern all aspects of a transaction on the networks, including fees and other practices. From time to time, the networks have increased the fees and assessments that they charge for transactions that access their networks. Certain networks have also imposed special fees or assessments for transactions that are executed through a digital wallet such as the one that PayPal offers. Our payment processors may have the right to pass any increases in fees and assessments on to us as well as increase their own fees for processing. Any increase in interchange fees, special fees, or assessments for transactions that we pay to the networks or our payment processors could make our pricing less competitive, increase our operating costs, and reduce our operating income, which could materially harm our business, financial condition, and results of operations.

In some jurisdictions, government regulations have required the payment card networks to reduce or cap interchange fees. Any changes in interchange fee rates or limitations, or their applicability to PayPal, could adversely affect our competitive position against payment card service providers and the revenue we earn from our branded card programs, require us to change our business practices, and harm our business.

We may also be subject to fines assessed by the networks resulting from any rule violations by us or our merchants. The networks set and interpret their rules and have alleged from time to time that various aspects of our business model violate these operating rules. Such allegations may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The network rules may also increase the cost of, impose restrictions on, or otherwise impact the development of, our products which may negatively affect their deployment and adoption. The networks could adopt new operating rules or interpret or re-interpret existing rules that we or our payment processors might find difficult or even impossible to follow, or costly to implement, which could require us to make significant changes to our products. If we become unable or limited in our ability to accept certain payment types such as debit or credit cards, our business would be adversely affected.

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

Our ability to receive the benefit of U.S. merchant financing offerings may be subject to challenge.

Merchant loans under our U.S. PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products are provided by a state chartered industrial bank under a program agreement with us, and we acquire the receivables generated by those loans after origination. In June 2020, largely in response to the Madden v. Midland Funding, LLC case decided in the U.S. Court of Appeals for the Second Circuit, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule clarifying that loans originated by state-chartered non-member banks remain valid throughout the lifetime of the loan, reflecting a similar rule finalized by the Office of the Comptroller of Currency (“OCC”) in May 2020. The final rule reaffirms and codifies in regulation the so-called “valid-when-made doctrine,” which provides that the interest rate for a loan is determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. A number of state attorneys general have challenged these FDIC and OCC rules, and there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state chartered industrial banks may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations or regulatory policy, could materially impact our U.S. PPWC and PPBL products and our business.

Our credit products expose us to additional risks.

We offer credit products to a wide range of consumers and merchants in the U.S. and various international markets. The financial success of these products depends on the effective management of related risk. The credit decision-making process for our consumer credit products uses proprietary methodologies and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchase and transaction history with PayPal or Venmo and their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who desire to use our merchant financing offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions, including those related to the particular consumer or merchant, market conditions, economic environment, or limited transaction history or other data. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, changes in consumer behavior, changes in the economic environment, issuing bank policies, and other factors.

We generally rely on third-party chartered financial institutions to provide PayPal and Venmo branded consumer credit and merchant financing offerings to our U.S. customers. As a service provider to these third-party chartered financial institutions, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators. In the event of any termination or interruption in a partner bank’s ability or willingness to lend, our ability to offer consumer credit and merchant financing products could be interrupted or limited, which could materially and adversely affect our business. We may be unable to reach a similar arrangement with another chartered financial institution on favorable terms or at all. Obtaining licenses to originate such loans would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices.

We are subject to the risk that account holders who use our credit products will default on their payment obligations, creating the risk of potential charge-offs or negative impact to revenue share arrangement with Synchrony Bank with respect to our U.S. consumer credit product. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We currently purchase receivables related to our PayPal branded merchant financing offerings in the U.S. and extend credit for our consumer and merchants products outside the U.S. through our international subsidiaries. If we are unable to fund our credit products, or the purchase of the receivables related to our merchant financing offerings in the U.S. adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, the growth of our credit products could be negatively impacted.

For information on lending regulations that impact our business, see “Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business—Lending Regulation” in this risk factor section.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including, but not limited to: networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate our U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; PayPal-branded debit card products issued by an unaffiliated bank; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (e.g., outsourced customer support and product development functions; facilities; information technology, data center facilities and cloud computing). These risks include legal, regulatory, information security, reputational, operational, or any other risks inherent in engaging and relying upon a third-party. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our operations, results of operations, and financial results could be adversely impacted. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our financial, legal, reputational, and operational risk.

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

Cross-border trade may be negatively impacted by various factors including, but not limited to, foreign currency exchange rate fluctuations and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy, higher tariffs, or localization requirements, could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Failure to deal effectively with fraud, abusive behaviors, bad transactions, and negative customer experiences would increase our loss rate and could negatively impact our business and severely diminish merchant and consumer confidence in and use of our services.

Third parties have attempted, and we expect that they will likely continue to attempt, to abuse access to and misuse our payment services to commit fraud by, among other things, creating fictitious PayPal accounts using stolen or synthetic identities or personal information, making transactions with stolen financial instruments, abusing or misusing our services for financial gain, or fraudulently inducing users of our systems into engaging in bad transactions. Due to the nature of PayPal’s digital payments services, third parties may seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous improvement, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be negatively impacted. We also incur substantial losses from erroneous transactions and situations where funding instruments used for legitimate transactions are closed or have insufficient funds to satisfy payments, or the payment is made to an unintended recipient in error. Numerous and evolving fraud schemes and misuse of our payments service could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, and result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them.

Our buyer and seller protection programs are intended to reduce the likelihood of losses for consumers and merchants from fraudulent transactions. The buyer protection program also, protects consumers if they do not receive the item ordered or if the item received is significantly different from its description. We incur substantial losses from our buyer and seller protection programs as a result of disputes filed by our customers. We seek to recover losses from our buyer and seller protection programs from the merchant, but may not be able to fully recover them if the merchant is unwilling or unable to pay, the transaction involves a fraudulent merchant, or the merchant provides sufficient evidence that the item was delivered.

In addition, consumers who pay through PayPal or Venmo may have reimbursement rights from their payment card issuer, which in turn will seek recovery from us. If losses incurred by us related to payment card transactions become excessive, we could lose the ability to accept payment cards for payment, which would negatively impact our business. Regulators and card networks may also adapt error resolution and chargeback requirements to account for evolving forms of fraud, which could increase PayPal’s exposure to fraud losses and impact the scope of coverage of our buyer and seller protection programs. Increases in our loss rate, including as a result of changes to the scope of transactions covered by our buyer and seller protection programs, could negatively impact our business. See “Note 13—Commitments and Contingencies—Protection Programs” to our consolidated financial statements.

Failure to effectively monitor and evaluate the financial condition of our merchants may also expose PayPal to losses. In the event of the bankruptcy, insolvency, business failure, or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise, or concert tickets, custom-made goods, and subscriptions), we could be liable to the buyers of such goods or services, including through our buyer protection program or through chargebacks on payment cards used by customers to fund their payments. Allowances for transaction losses that we have established may be insufficient to cover incurred losses.

Use of our payments services for illegal activities or improper purposes could harm our business.

Users have attempted, and may attempt in the future, to use our payments platform for illegal activities or improper uses, such as money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items. While we invest in measures intended to prevent and detect illegal activities that may occur within our payments platform, these measures require continuous improvement and may not be effective in detecting and preventing illegal activity or improper uses.

Any illegal or improper uses of our payments platform by our users may subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business. For example, government enforcement or regulatory authorities could seek to impose additional restrictions or liability on us arising from the use of our payments platform for illegal or improper activity, and our failure to detect or prevent such use.

Acquisitions, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

We expect to continue to consider and evaluate a wide array of potential strategic transactions as part of our overall business strategy, including, but not limited to, business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets; strategic investments; and commercial and strategic partnerships (collectively, “strategic transactions”). At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, consummating and integrating favorable transaction opportunities. Strategic transactions may involve additional significant challenges, uncertainties, and risks, including, but not limited to, challenges of integrating new employees, products, systems, technologies, operations, and business cultures; challenges associated with operating acquired businesses in markets in which we may have limited or no experience; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; potential exposure to new risks associated with acquired businesses and entities, including potential new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies, particularly those involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory, and compliance requirements; failure of the transaction to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Strategic transactions may also heighten many of the risks described in this “Risk Factors” section. These transactions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.

Strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence over business operations. We may be dependent on controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and damage our reputation and brand.

Our international operations subject us to increased risks, which could harm our business.

Our international operations generate approximately one-half of our net revenues. Our international operations, including any expansion in international markets, subject us to significant challenges, uncertainties, and risks, including, but not limited to: local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in recruiting and retaining qualified employees and maintaining our company culture; fluctuations in foreign currency exchange rates; exchange control regulations; profit repatriation restrictions; potential tariffs, sanctions, fines, or other trade barriers or restrictions; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability.

Our international operations also may heighten many of the other risks described in this “Risk Factors” section. Any violations of the complex foreign and U.S. laws, rules and regulations that may apply to our international operations may result in fines, criminal actions, or sanctions against us and, our directors, officers, and employees; prohibit or require us to change our business practices; and damage our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks are inherent in our international operations, may increase our costs of doing business internationally, and could materially and adversely affect our business.

Brexit: The U.K.’s departure from the EU could harm our business, financial condition, and results of operations.

Following the departure of the U.K. from the EU and the EEA on January 31, 2020 (commonly referred to as “Brexit”) and the expiration of the transition period on December 31, 2020, there continues to be uncertainty over the practical consequences of Brexit including the potential for Brexit to contribute to long-term instability in financial, stock and currency exchange markets, greater restrictions on the supply and availability of goods and services between the U.K. and EEA region, and a general deterioration in consumer sentiment and credit conditions leading to overall negative economic growth and increased risk of merchant default.

The consequences of Brexit have brought legal uncertainty and increased complexity for financial services firms, which could continue as national laws and regulations in the U.K. differ from EU laws and regulations and additional authorization requirements come into effect. These developments have led and could lead in the future to additional regulatory costs and challenges for us, including, but not limited to, the following:
•PayPal (Europe) operates in the U.K. within the scope of its passport permissions (as they existed at the end of the transition period) pursuant to the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K. financial regulators. If we are unable to obtain the required authorizations before the expiry of the longstop dates set by the U.K. regulators under the Temporary Permissions Regime, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis; and
•our European operations being required to comply with new legal and regulatory requirements in the U.K. that may be in addition to, or inconsistent with, those of the EEA, in each case, leading to increased complexity and costs.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), higher unemployment, high consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets and increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency Exchange Rates and Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information on our financial risks.

Real or perceived inaccuracies in our metrics may harm our reputation and negatively affect our business.

Our key metrics are calculated using internal company data based on the activity we measure on our platform and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics globally at scale. The methodologies used to calculate our key metrics require judgment.

We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve their accuracy or relevance. For example, we continuously apply models, processes and practices designed to detect and prevent fraudulent account creation on our platforms, and work to improve and enhance those capabilities. When we detect a significant volume of illegitimate activity, we generally remove the activity identified from our key metrics. Although such adjustments may impact key metrics reported in prior periods, we generally do not update previously reported key metrics to reflect these subsequent adjustments unless the retrospective impact of process improvements or enhancements is determined by management to be material. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors, analysts, or customers do not consider our reported measures to be sufficient or to accurately reflect our business, we may receive negative publicity, our reputation may be harmed, and our business may be adversely impacted.

Environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Customers, investors, employees and other stakeholders are increasingly focused on ESG practices, including our efforts with respect to global talent, cybersecurity, data privacy and protection and climate change. If we do not adapt to and comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet rapidly evolving investor, industry or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to growing concerns with respect to ESG issues, our reputation may be harmed, customers may choose to refrain from using our products and services, and our business or financial condition may be adversely affected.

We specifically recognize the inherent physical climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, California, where our headquarters is located, has historically experienced, and is projected to continue to experience, climate-related events more frequently, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts, and power shutoffs associated with wildfire prevention. These extreme weather conditions may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. In addition, current and emerging legal and regulatory requirements with respect to climate change (e.g., carbon pricing) and other aspects of ESG (e.g., disclosure requirements) may result in increased compliance requirements on our business and supply chain, which may increase our operating costs and cause disruptions in our operations.

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

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation: requiring us to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the funds available for other purposes, including capital expenditures, acquisitions, strategic investments, and share repurchases; reducing our flexibility in planning for or reacting to changes in our business, competition pressures and market conditions; and limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, share repurchases, or other general corporate and other purposes.

Our revolving credit facilities and the indentures for our senior unsecured notes pursuant to which certain of our outstanding debt securities were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. If we fail to pay amounts due under a debt instrument or breach any of its covenants, the lenders would typically have the right to demand immediate repayment of all borrowings thereunder (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of our indebtedness. Any of these events could materially adversely affect our liquidity and financial condition.

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

Competition for key and other highly skilled personnel is intense, especially for executive talent, software engineers, and other technology talent. We may be limited in our ability to recruit or hire internationally, including due to restrictive laws or policies on immigration, travel, or availability of visas for skilled workers. The loss of the services of any of our key personnel, or our inability to attract, hire, develop, motivate and retain key and other highly qualified and diverse talent, whether in a remote or in-office environment, or address the safety, health and productivity of our workforce could harm our overall business and results of operations.

We are subject to risks associated with information disseminated through our products and services.

We may be subject to claims relating to information disseminated through our online services, including claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services, among other things. We invest in measures intended to detect and block activities that may occur within our payments platform in violation of our policies. These measures require continuous improvement and may not be effective in detecting and preventing the exchange of information in violation of our policies. If these measures are not effective, our business could be negatively impacted. If the laws or regulations that provide protections for online dissemination of information are invalidated or are modified to reduce protections available to us and we become liable for information provided by our customers and carried on our products and services, we could be directly harmed and we may be forced to implement new measures to reduce our exposure, including expending substantial resources or discontinuing certain product or service offerings, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the United States (“U.S.”) and other countries around the world. We use the properties for executive and administrative offices, customer services and operations centers, product development offices, warehouses, and data centers. As of December 31, 2021, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.0	0.1	1.1
Leased facilities	1.4	2.0	3.4
Total facilities	2.4	2.1	4.5
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

PayPal common stock is quoted on the NASDAQ Global Select Market under the ticker symbol “PYPL.”

As of January 28, 2022, there were 4,103 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The stock repurchase activity under our stock repurchase program during the three months ended December 31, 2021 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of September 30, 2021				$6,560
October 1, 2021 through October 31, 2021	—	$—	—	6,560
November 1, 2021 through November 30, 2021	1.7	$186.67	1.7	6,236
December 1, 2021 through December 31, 2021	6.3	$187.56	6.3	5,060
Balance as of December 31, 2021	8.0		8.0	$5,060
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). Additionally, our forward-looking statements include expectations related to anticipated impacts of the coronavirus pandemic. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the audited consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of 2021 results as compared to 2020 results. For discussion of 2020 results as compared to 2019 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 5, 2021.

BUSINESS ENVIRONMENT

THE COMPANY

We are a leading technology platform that enables digital payments and simplifies commerce experiences on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to help improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world in the markets we serve, anytime, on any platform, and using any device when sending payments or getting paid, including person-to-person payments.

Regulatory environment

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

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

COVID-19

The coronavirus (“COVID-19”) pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants has caused, and may continue to cause us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. We will continue to actively monitor the situation and may take further actions that alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

The spread of COVID-19 has also accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g., contactless payment methods, buy online and pick up in store) and significant increases in online spending in certain verticals that have historically had a strong in-store presence. On balance, our business has benefited from these behavioral shifts. To the extent that consumers revert to pre-COVID-19 behaviors as the pandemic-related restrictions lessen, our business, financial condition, and results of operations would be adversely impacted.

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

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of the transition period on December 31, 2020. PayPal (Europe) S.à.r.l. et Cie, SCA (“PayPal (Europe)”) operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K. financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal (Europe) to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see “Item 1A. Risk Factors—Brexit: The U.K.'s departure from the EU could harm our business, financial condition, and results of operations.”

Brexit may contribute to instability in financial, stock, and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. The tables below provide the percentage of our total net revenues and gross loans and interest receivable from the U.K. and EU (excluding the U.K.) for the periods presented:

	2021	2020	2019
Net revenues generated from the U.K.	9%	11%	11%
Net revenues generated from the EU (excluding the U.K.)	19%	19%	17%

	December 31, 2021	December 31, 2020
Gross loans and interest receivable due from customers in the U.K.	40%	50%
Gross loans and interest receivable due from customers in the EU (excluding the U.K.)	21%	14%

The change in the percentage of gross loans and interest receivable due from customers in the U.K. and EU year-over-year was primarily attributable to expansion of our installment credit products in the EU.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,			Percent Increase/(Decrease)
	2021	2020	2019	2021	2020
	(In millions, except percentages and per share amounts)
Net revenues	$25,371	$21,454	$17,772	18%	21%
Operating expenses	21,109	18,165	15,053	16%	21%
Operating income	4,262	3,289	2,719	30%	21%
Operating margin	17%	15%	15%	**	**
Other income (expense), net	(163)	1,776	279	(109)%	537%
Income tax (benefit) expense	(70)	863	539	(108)%	60%
Effective tax rate	(2)%	17%	18%	**	**
Net income	$4,169	$4,202	$2,459	(1)%	71%
Net income per diluted share	$3.52	$3.54	$2.07	(1)%	71%
Net cash provided by operating activities	$6,340	$5,854	$4,071	8%	44%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful

Net revenues increased $3.9 billion, or 18%, in 2021 compared to 2020 driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 33%.

Total operating expenses increased $2.9 billion, or 16%, in 2021 compared to 2020 due primarily to an increase in transaction expense, and to a lesser extent, increases in sales and marketing expenses, technology and development expenses, and customer support and operations expenses, partially offset by a decline in transaction and credit losses.

Operating income increased $973 million, or 30%, in 2021 compared to 2020 due to growth in net revenues, partially offset by an increase in operating expenses. Our operating margin was 17% and 15% in 2021 and 2020, respectively. Operating margin for 2021 was positively impacted primarily by the decrease in transaction and credit losses.

Net income decreased by $33 million, or 1%, in 2021 as compared to 2020 due to a decrease in other income (expense), net of $1.9 billion, driven primarily by lower net gains on strategic investments in 2021 compared to the prior year, partially offset by the previously discussed increase in operating income of $973 million and a decrease in income tax expense of $933 million associated with lower net gains on strategic investments, higher benefits associated with stock-based compensation deductions, and lower expense related to intra-group transfers of intellectual property.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2021, 2020, and 2019, we generated approximately 46%, 49%, and 47% of our net revenues from customers domiciled outside of the United States, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S., including those discussed under “Item 1A. Risk Factors.”

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

In the years ended December 31, 2021 and 2020, the year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2021	2020
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$440	$66
Hedging impact	(190)	20
Favorable impact to net revenues	250	86
(Unfavorable) favorable impact to operating expense	(181)	4
Net favorable impact to operating income	$69	$90

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also used a foreign currency exchange contract, designated as a net investment hedge, to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. This contract matured in 2020. Gains and losses associated with this instrument will remain in accumulated other comprehensive income until the foreign subsidiary is sold or substantially liquidated.

Additionally, in connection with transactions occurring in multiple currencies on our payments platform, we generally set our foreign currency exchange rates daily and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates and when transactions occur. Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program in which we use foreign currency exchange contracts to offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

KEY METRICS AND FINANCIAL RESULTS

KEY METRICS

Active accounts, number of payment transactions, number of payment transactions per active account, and TPV are key non-financial performance metrics (“key metrics”) that management uses to measure the performance of our business, and are defined as follows:

•An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s platform or services through such third party’s login credentials, including entities that utilize Hyperwallet’s payout capabilities. A user may register on our platform to access different products and may register more than one account to access a product. Accordingly, a user may have more than one active account. The number of active accounts provides management with additional perspective on the growth and overall scale of our platform.

•Number of payment transactions are the total number of payments, net of payment reversals, successfully completed on our payments platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

•Number of payment transactions per active account reflects the total number of payment transactions within the previous 12-month period, divided by active accounts at the end of the period. The number of payment transactions per active account provides management with insight into the average number of times a customer account engages in payments activity on our payments platform in a given period.

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

Our key metrics are calculated using internal company data based on the activity we measure on our platform and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics globally at our scale. The methodologies used to calculate our key metrics require judgment.

We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve their accuracy or relevance. For example, we continuously apply models, processes and practices designed to detect and prevent fraudulent account creation on our platforms, and work to improve and enhance those capabilities. When we detect a significant volume of illegitimate activity, we generally remove the activity identified from our key metrics. Although such adjustments may impact key metrics reported in prior periods, we generally do not update previously reported key metrics to reflect these subsequent adjustments unless the retrospective impact of process improvements or enhancements is determined by management to be material.

NET REVENUES

Our revenues are classified into the following two categories:

•Transaction revenues: Net transaction fees primarily charged to merchants on a transaction basis based on the TPV completed on our payments platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our payments platform. We earn additional fees from merchants and consumers on transactions where we perform currency conversion, where we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, to facilitate the purchase and sale of cryptocurrencies, and other miscellaneous fees.

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances.

Our revenues can be significantly impacted by, but not limited to, the following:

•The mix of merchants, products, and services;
•The mix between domestic and cross-border transactions;
•The geographic region or country in which a transaction occurs; and
•The amount of our loans receivable outstanding with merchants and consumers.

Refer to “Part I, Item 1A, Risk Factors” in this Form 10-K for further discussion on factors that impact our revenue.

Net revenues analysis

The components of our net revenues for the years ended December 31, 2021, 2020, and 2019 were as follows (in millions):
Transaction revenues

Transaction revenues grew by $3.5 billion, or 17%, in 2021 compared to 2020 mainly attributable to our Braintree and core PayPal products and services, and to a lesser extent, Venmo products and services driven by strong growth in TPV and the number of payment transactions on our payments platform. In the year ended December 31, 2021, we benefited from the recovery of travel and events verticals, which were adversely impacted in the prior year as a result of the COVID-19 pandemic. These factors favorably impacting growth in transaction revenues in 2021 were partially offset by a decline in TPV and revenue we generate from eBay’s marketplace platform, which we expect to continue, to a lesser extent, to negatively impact revenue growth trends in the first half of 2022.

In the first quarter of 2020, we experienced an adverse impact on our TPV and transaction revenues due to the initial impact of the COVID-19 pandemic. In the second quarter of 2020, we benefited from a shift from in-store payment methods to digital payments (as described above) which was sustained throughout the remainder of 2020 and in 2021.

The graphs below present the respective key metrics (in millions) for the years ended December 31, 2021, 2020, and 2019:
*Reflects active accounts at the end of the applicable period. Active accounts as of December 31, 2021 and 2020 include 3.2 million active accounts contributed by Paidy, Inc. (“Paidy”) on the date of acquisition in October 2021 and 10.2 million active accounts contributed by Honey on the date of acquisition in January 2020, respectively.

The following table provides a summary of related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2021	2020	2019	2021	2020
Number of payment transactions per active account	45.4	40.9	40.6	11%	1%
Percent of cross-border TPV	16%	17%	18%	**	**
** Not meaningful

We had active accounts of 426 million and 377 million as of December 31, 2021 and 2020, respectively, an increase of 13%. Number of payment transactions were 19.3 billion and 15.4 billion as of December 31, 2021 and 2020, respectively, an increase of 25%. TPV was $1.25 trillion and $936 billion as of December 31, 2021 and 2020, respectively, an increase of 33%.

Transaction revenues grew more slowly than TPV and the number of payment transactions in 2021 due primarily to a decline in eBay’s marketplace platform TPV where we had historically earned higher rates, lower growth in foreign exchange fees, a higher portion of TPV generated through Braintree by bill pay partners, large merchants, and other marketplaces which generally pay lower rates with higher transaction volumes, and an unfavorable impact from hedging. Changes in prices charged to our customers did not significantly impact transaction revenue growth in 2021.

Revenues from other value added services

Revenues from other value added services increased by $433 million, or 28%, in 2021 compared to 2020 due primarily to increases in our revenue share with Synchrony Bank (“Synchrony”) and fee revenue from the servicing of loans under the U.S government’s Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 pandemic. We do not own the receivables associated with loans originated through the PPP. The fee revenue associated with the PPP loans in the year ended December 31, 2021 was $157 million, which included revenue recognized upon loan forgiveness and the extinguishment of our servicing obligations for a portion of the outstanding loans. At December 31, 2021, the remaining unearned fee revenue associated with the PPP loans was not material. The growth in revenue from other value added services in the year ended December 31, 2021 was also attributable to an increase in interest and fee revenue on our consumer loans receivable portfolio driven primarily by growth in international markets, partially offset by a decline in interest and fee revenue on our merchant loans receivable portfolio due to a decrease in average outstanding loans year-over-year and a decline in interest earned on certain assets underlying customer account balances resulting from lower interest rates.

The total gross consumer and merchant loans receivable balance as of December 31, 2021 and 2020 was $5.3 billion and $3.6 billion, respectively, reflecting a year-over-year increase of 48% driven primarily by growth in our consumer receivable portfolio due to the expansion of our installment credit products, including the entry into new markets.

In response to the COVID-19 pandemic, we took both proactive and reactive measures during 2020 to support our merchants and consumers that had loans and interest receivables due to us under our credit product offerings. These measures were intended to help reduce financial difficulties experienced by our customers and included providing payment holidays to grant payment deferrals to certain borrowers for varying periods of time, and amended payment terms through loan modifications in certain cases. Given the uncertainty surrounding the COVID-19 pandemic, including its duration and severity, related global economic conditions and the ultimate impact it may have on the financial condition of our merchants and consumers, the extent of these types of actions and their prospective impact on our interest and fee income is not determinable. In addition, consumers that have outstanding loans and interest receivable due to Synchrony may experience similar hardships that result in increased losses recognized by Synchrony, which may result in a decrease in our revenue share earned from Synchrony in future periods. In the event the overall return on the PayPal branded credit programs funded by Synchrony does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by Synchrony does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to Synchrony, subject to certain limitations. Through December 31, 2021, the overall return on the PayPal branded credit programs funded by Synchrony exceeded the minimum return threshold.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2021, 2020, or 2019 accounted for more than 30% of annual net revenue.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2021	2020	2019	2021	2020
	(In millions, except percentages)
Transaction expense	$10,315	$7,934	$6,790	30%	17%
Transaction and credit losses	1,060	1,741	1,380	(39)%	26%
Customer support and operations	2,075	1,778	1,615	17%	10%
Sales and marketing	2,445	1,861	1,401	31%	33%
Technology and development	3,038	2,642	2,085	15%	27%
General and administrative	2,114	2,070	1,711	2%	21%
Restructuring and other charges	62	139	71	(55)%	96%
Total operating expenses	$21,109	$18,165	$15,053	16%	21%
Transaction expense rate(1)	0.83%	0.85%	0.95%	**	**
Transaction and credit loss rate(2)	0.09%	0.19%	0.19%	**	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense is primarily composed of the costs we incur to accept a customer’s funding source of payment. These costs include fees paid to payment processors and other financial institutions when we draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet. We refer to the allocation of funding sources used by our consumers as our “funding mix.” The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or our consumer credit products. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs, as we generally pay lower rates for transactions funded with credit or debit cards outside the U.S. Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and fees paid to payment processors and other financial institutions. Macroeconomic environment changes may also result in behavioral shifts in consumer spending patterns affecting the type of funding source they use, which also impacts the funding mix.

Transaction expense increased by $2.4 billion, or 30%, in 2021 compared to 2020 due primarily to an increase in TPV of 33%. The decrease in transaction expense rate in 2021 compared to 2020 was due primarily to a decline in transaction expense rates associated with both our core PayPal and Braintree products, offset by an increase in the share of volume associated with our Braintree products. For the years ended December 31, 2021, 2020, and 2019, approximately 39%, 40%, and 41% of TPV, respectively, was generated outside of the U.S.

Transaction and credit losses

Transaction losses include the expense associated with our buyer and seller protection programs, fraud, and chargebacks. Credit losses include the losses associated with our merchant and consumer loans receivable portfolio. Beginning in 2020, these losses are based on current expected credit losses. Our transaction and credit losses fluctuate depending on many factors, including TPV, product mix, current and projected macroeconomic conditions including unemployment rates, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchants.

The components of our transaction and credit losses (in millions) for the years ended December 31, 2021, 2020, and 2019 were as follows:
Transaction and credit losses decreased by $681 million, or 39%, in 2021 compared to 2020.

Transaction losses were $1.2 billion and $1.1 billion for the years ended December 31, 2021 and 2020, respectively, reflecting an increase of $18 million, or 2%, year-over-year. Transaction loss rate (transaction losses divided by TPV) was 0.09%, 0.12%, and 0.15% for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in transaction losses was due primarily to growth in TPV, partially offset by benefits realized from continued risk mitigation strategies, which also contributed to a decrease in our transaction loss rate over the same period. The duration and severity of the impacts of the COVID-19 pandemic and related global economic conditions remain unknown. Any negative impacts on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may adversely impact our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Credit losses decreased by $699 million, or 115%, in 2021 compared to 2020. The components of credit losses for the years ended December 31, 2021, 2020, and 2019 were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019(1)
Net charge-offs(2)	$219	$310	$208
Reserve build (release)(3)	(312)	296	80
Credit losses	$(93)	$606	$288
(1) Credit losses for the year end December 31, 2019 were based on accounting guidance which was superseded by the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), effective January 1, 2020.
(2) Net charge-offs includes the principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(3) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement and, for 2020, impact of adoption of CECL.

The benefit in the year ended December 31, 2021 was attributable to the net release of reserves for loans receivable due to improvements in both current and projected macroeconomic conditions, including lower projected unemployment rates, as well as improvements in the credit quality of loans outstanding, partially offset by provisions for originations during the period. Allowances for our merchant and consumer portfolios included qualitative adjustments which took into account continued volatility with respect to macroeconomic conditions, as well as uncertainty around the financial health of our merchant borrowers, including uncertainty around the effectiveness of loan modification programs made available to merchants. The credit losses in the year ended December 31, 2020 were primarily associated with an increase in provisions for our loans receivable portfolio resulting from a reserve build driven by a sharp deterioration in macroeconomic projections reflecting the anticipated impact of the COVID-19 pandemic and provisions associated with originations, both of which significantly increased our then current expected credit losses, and to a lesser extent, changes in credit quality during the period. The increase in provisions associated with macroeconomic projections in the year ended December 31, 2020 included qualitative adjustments to account for the impact of limitations in our expected credit loss models resulting from the extreme fluctuations in both the actual and projected macroeconomic conditions during the period as well as to incorporate varying degrees of merchant performance in the current environment and expected performance in future periods.

The consumer loans and interest receivable balance as of December 31, 2021 and 2020 was $3.8 billion and $2.2 billion, respectively, representing a year-over-year increase of 77% driven by growth of our installment credit products in international markets and the U.S. and, to a lesser extent, growth of PayPal Credit in international markets. Approximately 53% and 77% of our consumer loans receivable outstanding as of December 31, 2021 and 2020, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at December 31, 2021 compared to December 31, 2020 was due to overall growth in the consumer loan portfolio, particularly from installment credit products in other markets.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2021	2020
Percent of consumer loans and interest receivable current	97.0%	97.9%
Percent of consumer loans and interest receivable > 90 days outstanding (1)	1.5%	0.9%
Net charge-off rate(2)	4.3%	2.4%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans receivable as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

The net charge-off rate at December 31, 2020 benefited from payment holidays provided by the Company as a part of our COVID-19 payment relief initiatives.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of both December 31, 2021 and 2020 were approximately $1.4 billion. Approximately 82% and 8% of our merchant receivables outstanding as of December 31, 2021 were due from merchants in the U.S. and U.K., as compared to approximately 81% and 10% as of December 31, 2020, respectively.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	December 31,
	2021	2020
Percent of merchant receivables within original expected or contractual repayment period	91.8%	75.4%
Percent of merchant receivables > 90 days outstanding after the end of original expected or contractual repayment period	3.1%	12.5%
Net charge-off rate (1)	4.7%	18.9%
(1) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The increase in the percent of current merchant receivables, decrease in percent of merchant receivables greater than 90 days outstanding, and decrease in the net charge-off rate for merchant receivables at December 31, 2021 as compared to December 31, 2020 were primarily due to the charge-off of accounts that experienced financial difficulties as a result of the COVID-19 pandemic in the prior year as well as improved performance in the current year partially attributable to the below mentioned modifications to the acceptable risk parameters including tightening of eligibility terms.

Beginning in the third quarter of 2020, we granted certain merchants loan modifications intended to provide them with financial relief and help enable us to mitigate losses. The associated loans and interest receivable have been treated as troubled debt restructurings due to the borrowers experiencing financial difficulty and significant changes in their loan structure, including repayment terms and/or fee and rate structure.

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including reduction of maximum loan size, tightening eligibility terms, and a shift from automated to manual underwriting of loans and advances. These changes in acceptable risk parameters resulted in a decrease in originations in 2020 as compared to pre-pandemic levels. We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment and such changes in 2021 have resulted in a gradual increase in originations over the past nine months. While the impact of the COVID-19 pandemic on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it may have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the consolidated financial statements, and “Item 1A. Risk Factors—Our credit products expose us to additional risks” included in this Form 10-K.

Customer support and operations

Customer support and operations includes costs incurred in our global customer operations centers, including costs to provide call support to our customers, costs to support our trust and security programs protecting our merchants and consumers, and other costs incurred related to the delivery of our products, including payment devices, card production, and customer onboarding and compliance costs.

Customer support and operations costs increased $297 million, or 17%, in 2021 compared to 2020. The increase in 2021 was primarily attributable to increases in employee-related expenses, customer onboarding and compliance costs, and contractors and consulting costs that support the growth of our active accounts and payment transactions.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.
Sales and marketing expenses increased $584 million, or 31%, in 2021 compared to 2020 due primarily to higher spending on marketing programs, including targeted user incentives to promote increased user engagement and new user acquisition, and, to a lesser extent, an increase in employee-related expenses.

Technology and development

Technology and development includes costs incurred in connection with the development of our payments platform, new products, and the improvement of our existing products, including the amortization of software and website development costs incurred in developing our payments platform, which are capitalized. It also includes acquired developed technology and our site operations and other infrastructure costs incurred to support our payments platform.
Technology and development expenses increased $396 million, or 15%, in 2021 compared to 2020 due primarily to increases in cloud computing services utilized in delivering our products, costs related to contractors and consultants, and, to a lesser extent, amortization expense associated with internally developed software.

General and administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive, and other support operations.
General and administrative expenses increased $44 million, or 2%, in 2021 compared to 2020 due primarily to increases in employee-related expenses and costs associated with enterprise software services, partially offset by a decline in professional services expenses.

Restructuring and other charges

Restructuring and other charges primarily consist of restructuring expenses.
Restructuring and other charges decreased by $77 million in 2021 compared to 2020.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. During the years ended December 31, 2021 and 2020, the associated restructuring changes were $27 million and $109 million, respectively. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of the second quarter of 2021.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the consolidated financial statements included in this Form 10-K.

Additionally, in 2021 and 2020, we incurred asset impairment charges of $26 million and $30 million, respectively, due to exiting certain leased properties which resulted in a reduction of certain right-of-use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net decreased $1.9 billion, or 109%, in 2021 compared to 2020 due primarily to lower net gains on strategic investments of $46 million in 2021 compared to $1.9 billion in 2020.

Income tax (benefit) expense

Our effective tax rate was (2)% in 2021 and 17% in 2020. The decrease in our effective tax rate in 2021 was primarily the result of a decrease in tax expense related to the intra-group transfers of intellectual property, an increase in tax benefits associated with stock-based compensation deductions, and a decrease in tax expense associated with lower net gains on strategic investments. See “Note 16—Income Taxes” to the consolidated financial statements included in this Form 10-K for more information on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third party sources, will be sufficient to meet our cash requirements within the next twelve months and beyond.

SOURCES OF LIQUIDITY

Cash, cash equivalents, and restricted cash

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$12,981	$15,852
(1) Excludes assets related to funds receivable and customer accounts of $36.1 billion and $33.4 billion as of December 31, 2021 and 2020, respectively.
(2) Excludes total restricted cash of $109 million and $88 million at December 31, 2021 and 2020, respectively, and strategic investments of $3.2 billion as of both December 31, 2021 and 2020.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.4 billion at December 31, 2021 and $7.0 billion at December 31, 2020, or 57% and 44%, of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2021, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

A significant aspect of our global cash management activities involves meeting our customers’ requirements to access their cash while simultaneously meeting our regulatory financial ratio commitments in various jurisdictions. Our global cash balances are required not only to provide operational liquidity to our businesses, but also to support our global regulatory requirements across our regulated subsidiaries. Accordingly, not all of our cash is available for general corporate purposes.

Cash flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net cash provided by (used in):
Operating activities	$6,340	$5,854	$4,071
Investing activities	(5,485)	(16,218)	(5,742)
Financing activities	(764)	12,492	4,187
Effect of exchange rates on cash, cash equivalents, and restricted cash	(102)	169	(6)
Net increase in cash, cash equivalents, and restricted cash	$(11)	$2,297	$2,510

Operating activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and credit losses and actual cash transaction losses incurred, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization and stock-based compensation. The cash impact from actual transaction losses incurred during a period is reflected as changes in other assets and liabilities. The expenses recognized during the period for provision for credit losses are estimates of current expected credit losses on our merchant and consumer credit products. Actual charge-offs of receivables related to our merchants and consumer credit products have no impact on cash from operating activities.

We generated cash from operating activities of $6.3 billion in 2021 due primarily to operating income of $4.3 billion, as well as adjustments for non-cash expenses including stock-based compensation of $1.4 billion, depreciation and amortization of $1.3 billion, and provision for transaction and credit losses of $1.1 billion. Net income was also adjusted for deferred income taxes of $482 million, an increase in accounts receivable of $222 million, and changes in other assets and liabilities primarily related to actual cash transaction losses incurred during the period of $1.2 billion, partially offset by an increase in other liabilities of $406 million.

We generated cash from operating activities of $5.9 billion in 2020 due primarily to operating income of $3.3 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.7 billion, stock-based compensation of $1.4 billion, and depreciation and amortization of $1.2 billion. Net income was also adjusted for net gains on our strategic investments of $1.9 billion, changes in other assets and liabilities primarily related to actual cash transaction losses incurred during the period of $1.1 billion, and an increase in other assets of $498 million, partially offset by an increase in other liabilities of $1.0 billion.

Cash paid for income taxes, net in 2021, 2020, and 2019 was $474 million, $565 million, and $665 million, respectively.

Investing activities

Cash flows from investing activities includes purchases, maturities and sales of investments, cash paid for acquisitions and strategic investments, purchases and sales of property and equipment, changes in principal loans receivable, and funds receivable.

The net cash used in investing activities of $5.5 billion in 2021 was due primarily to purchases of investments of $40.1 billion, acquisitions (net of cash acquired) of $2.8 billion, changes in principal loans receivable, net of $1.6 billion, and purchases of property and equipment of $908 million. These cash outflows were partially offset by maturities and sales of investments of $39.7 billion and changes in funds receivable from customers of $193 million.

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

The net cash used in financing activities of $764 million in 2021 was due primarily to the repurchase of $3.4 billion of our common stock under our stock repurchase program, tax withholdings of $1.0 billion related to net share settlement of equity awards, and repayments of borrowings under Paidy credit agreements of $361 million. These cash outflows were partially offset by changes in funds payable and amounts due to customers of $3.6 billion and cash proceeds from borrowings under Paidy credit agreements of $272 million.

We generated cash from financing activities of $12.5 billion in 2020 due primarily to changes in funds payable and amounts due to customers of $10.6 billion and $7.0 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes as well as proceeds from borrowings under our Credit Agreement (as defined below under “Available credit and debt”). These cash inflows were partially offset by repayment of outstanding borrowings under our Credit Agreement of $3.0 billion, the repurchase of $1.6 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $521 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $102 million and a positive impact of $169 million on cash, cash equivalents, and restricted cash during 2021 and 2020, respectively. The negative and positive impacts in 2021 and 2020, respectively, resulted primarily from fluctuations in the exchange rate of the U.S. dollar to the Australian dollar. The negative impact in 2021 included, to a lesser extent, the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Euro and Swedish krona.

Available credit and debt

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of December 31, 2021, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Paidy Credit Agreement”). The Paidy Credit Agreement provides for a secured revolving credit facility of approximately $198 million. Borrowings under the Paidy Credit Agreement must be used to fund the origination of loan receivables. As of December 31, 2021, approximately $98 million was outstanding under the Paidy Credit Agreement. Accordingly, at December 31, 2021, approximately $100 million of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $90 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of December 31, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

In May 2020 and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $9.0 billion (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of December 31, 2021, we had $9.0 billion in fixed rate debt outstanding with varying maturity dates.

For additional information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2021, we had a total of $3.5 billion in cash withdrawals offsetting our $3.5 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of December 31, 2021, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our Credit Agreement.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, and capital expenditures and other future obligations.

Credit products

Growth in our portfolio of loan receivables increases our liquidity needs, and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third party sources of funding for our loans receivable portfolio.

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the first quarter of 2021, an additional $700 million was approved to fund such credit activities. As of December 31, 2021, the cumulative amount approved by management to be designated for credit activities aggregated to $2.7 billion and represented approximately 27% of European customer balances that have been made available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances, if necessary, based on utilization of the approved funds and anticipated credit funding requirements. While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

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

Customer protection programs

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rates have ranged between 0.09% and 0.15% of TPV. Historical loss rates may not be indicative of future results. The duration and severity of the impacts of the COVID-19 pandemic and related global economic conditions remain unknown. The negative impacts on macroeconomic conditions could increase the risk of merchant bankruptcy, insolvency, business failure, or other business interruption, which may result in an adverse impact on our transaction losses, particularly for merchants that sell goods or services in advance of the date of their delivery or use.

Stock repurchases

During the year ended December 31, 2021, we repurchased approximately $3.4 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. As of December 31, 2021, a total of approximately $5.1 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program. For additional information, see “Note 14—Stock Repurchase Programs” to our consolidated financial statements included in this Form 10-K.

Acquisitions

In October 2021, we completed the acquisition of Paidy, Inc. (“Paidy”) for approximately $2.7 billion, consisting of approximately $2.6 billion in cash, and approximately $161 million in assumed restricted stock and restricted stock units, subject to vesting conditions. Paidy is a two-sided payments platform that primarily provides buy now, pay later solutions (installment credit offerings) in Japan. With the acquisition of Paidy, we intend to expand our capabilities and relevance in Japan. In 2021, we completed four other acquisitions for an aggregate purchase price of $542 million, consisting primarily of cash consideration. For additional information, see “Note 4—Business Combinations” in the notes to the consolidated financial statements included in this Form 10-K.

Other commitments

In 2020, we announced our commitment to invest $535 million to support racial equality. As of December 31, 2021, we have deployed substantially all the commitment through charitable contributions, grants to small businesses, internal investments to support and strengthen diversity and inclusion initiatives, and an economic opportunity fund focused on bolstering our relationships with community banks and credit unions serving underrepresented minority communities, as well as investing directly into black- and minority-led startups and minority-focused investment funds, among other initiatives.

Future obligations

As of December 31, 2021, approximately $4.1 billion of unused credit was available to PayPal Credit account holders compared to $3.0 billion of unused credit as of December 31, 2020. Substantially all of the PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2021 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2022	$562	$162	$114	$1,213	$2,051
2023	269	157	212	1,185	1,823
2024	327	139	284	1,428	2,178
2025	64	108	354	1,140	1,666
2026	52	91	—	1,381	1,524
Thereafter	—	192	—	4,473	4,665
	$1,274	$849	$964	$10,820	$13,907

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

•Transition tax represents the one-time mandatory tax on previously deferred foreign earnings under the Tax Act.

•Long-term debt amounts represent the future principal and interest payments (based on contractual interest rates) on our fixed-rate debt. For more information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $1.6 billion of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2021.

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

CRITICAL ACCOUNTING POLICES AND ESTIMATES

The application of U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Management has discussed the development, selection, and disclosure of these estimates with the Audit, Risk, and Compliance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10‑K.

A quantitative sensitivity analysis is provided where information is available to reasonably estimate the impact, and provides material information to investors. The amounts used to assess sensitivity are included to allow users of this report to understand a general directional cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all these estimates, it should be noted that future events rarely develop exactly as forecasted, and such estimates require regular review and adjustment.

ALLOWANCE FOR TRANSACTION AND CREDIT LOSSES

Transaction and credit losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and credit losses fluctuate depending on many factors, including: total TPV, product mix, current and projected macroeconomic conditions including unemployment rates, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include revolving and installment credit products offered to consumers at checkout and merchant loans and advances arising from the PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products.

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

We also establish an allowance for loans and interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivable. This evaluation process is subject to numerous estimates and judgments. The allowance is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by factors such as geographic region, delinquency, and vintage. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by factors such as geographic region, first borrowing versus repeat borrowing, delinquency, credit rating and vintage, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. We utilize externally sourced macroeconomic scenario data to supplement our historical information due to the limited period in which our credit product offerings have been in existence. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. Our consumer receivables consist of revolving products, which do not have a contractual term, and installment products. The reasonable and supportable forecast period for revolving products, installment products, and merchant products that we have included in our projected loss rates, which approximates the estimated life of the loans, is approximately 2 years, approximately 7 months to 2.5 years, and approximately 2.5 to 3.5 years, respectively. In 2020, the reasonable and supportable forecast period for revolving consumer products was based only on externally sourced data due to the lack of availability of historical data, and in 2021, it was updated to reflect historical loss experience with the portfolio. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. These forecasts project scenarios such as future unemployment and benchmark credit card charge-off rates. As of December 31, 2021, we utilized externally published projections of the U.S. and U.K. forecasted unemployment rates over the reasonable and supportable forecast period. As of December 31, 2020, we utilized externally published projections of the U.S. forecasted credit card charge-off rates and U.K forecasted unemployment rates over the reasonable and supportable forecast period. The overall principal and interest coverage ratio as of December 31, 2021 and 2020 was approximately 9% and 23%, respectively. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. Our allowance as of December 31, 2021 took into account continued volatility with respect to macroeconomic conditions and uncertainty around the financial health of our merchant borrowers, including uncertainty around the effectiveness of loan modification programs made available to merchants. Our allowance as of December 31, 2020 took into account for the proactive and reactive measures that we took to help reduce financial difficulties experienced by our customers, limitations in our expected credit loss models that arose due to the extreme fluctuations in both the actual and forecasted macroeconomic conditions in the period, varying degrees of merchant performance in the current environment as well as expected future performance, and to account for payment holidays granted. We are unable to predict the ultimate impact of these actions which may result in adjustments to our allowance for loans and interest receivable in future periods. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $53 million based on the loans and interest receivable balance outstanding as of December 31, 2021.

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

Based on our results for the year ended December 31, 2021, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $41 million.

LOSS CONTINGENCIES

We are currently involved in various claims, regulatory and legal proceedings, and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes.

REVENUE RECOGNITION

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants. Evaluating whether these incentives are a payment to a customer, or consideration payable on behalf of a customer, requires judgment. Incentives determined to be made to a customer, or payable on behalf of a customer, are recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

VALUATION OF GOODWILL AND INTANGIBLES

The valuation of assets acquired in a business combination require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity investment risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign currency derivative activities intended to mitigate market risks. We monitor risk exposures on an ongoing basis.

INTEREST RATE RISK

We are exposed to interest rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our consolidated balance sheets as customer accounts.

As of December 31, 2021 and 2020, approximately 40% and 30%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $272 million and $173 million at December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. As of December 31, 2021, we also had revolving credit facilities of approximately $5.2 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2021, we had approximately $98 million outstanding under these credit facilities. No amounts were outstanding as of December 31, 2020. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included in this Form 10-K.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British Pound, Euro, Australian Dollar, and Canadian Dollar, subjecting us to foreign currency exchange rate risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign currency exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies.

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

We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2021 and 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.0 billion and $1.1 billion lower, respectively. If the U.S. dollar strengthened by 20% at December 31, 2021 and 2020, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $1.0 billion and $1.1 billion higher, respectively.

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

Adverse changes in exchange rates of 20% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $386 million and $353 million at December 31, 2021 and 2020, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of December 31, 2021 would have positively impacted income before income taxes by approximately $400 million, resulting in a net positive impact of approximately $14 million. Foreign currency exchange contracts in place as of December 31, 2020 would have positively impacted income before income taxes by approximately $369 million, resulting in a net positive impact of approximately $16 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of both December 31, 2021 and 2020, our strategic investments totaled $3.2 billion which represented approximately 20% and 17% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. A hypothetical adverse change of 10% in the carrying value of our strategic investments, which could be experienced in the near term, would have resulted in a decrease of approximately $321 million to the carrying value of the portfolio as of December 31, 2021. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2021, 2020, and 2019 and accompanying notes listed in Part IV, Item 15(a)(1) of this Form 10‑K are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

In October 2021, we completed our acquisition of Paidy, Inc. (“Paidy”). Based upon Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded Paidy from our assessment of internal control over financial reporting as of December 31, 2021. Paidy is a wholly-owned subsidiary whose total revenue and assets, excluding goodwill and intangibles, represented less than 1% of our total consolidated revenue and consolidated assets for the year ended and as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	59
Consolidated Balance Sheets	61
Consolidated Statements of Income	62
Consolidated Statements of Comprehensive Income	63
Consolidated Statements of Stockholders’ Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	67

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	117
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s report on internal control over financial reporting, management has excluded Paidy, Inc. from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Paidy, Inc. from our audit of internal control over financial reporting. Paidy, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Allowance for Loans Receivable

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2021, the Company recorded total loans and interest receivable of $4,846 million, net of an allowance of $491 million. The allowance for loans receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by factors such as geographic region, delinquency and vintage. Management applies macroeconomic factors such as forecasted trends in unemployment rates, which are sourced externally, using a single scenario to reflect the economic conditions applicable to a particular period. Management also includes qualitative adjustments that incorporate incremental information not captured in the expected credit loss models.

The principal considerations for our determination that performing procedures relating to the allowance for loans receivable is a critical audit matter are (i) the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to certain models which apply macroeconomic forecasts to estimate expected credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loans receivable, including controls over certain models which apply macroeconomic forecasts to estimate expected credit losses. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the allowance for loans receivable. Testing management’s process included (i) evaluating the appropriateness of the methodology and certain models; (ii) testing the completeness and accuracy of certain data used in the estimate; and (iii) evaluating the reasonableness of management’s application of macroeconomic forecasts to estimate expected credit losses.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 3, 2022

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,197	$4,794
Short-term investments	4,303	8,289
Accounts receivable, net	800	577
Loans and interest receivable, net of allowances of $491 and $838 as of December 31, 2021 and 2020, respectively	4,846	2,769
Funds receivable and customer accounts	36,141	33,418
Prepaid expenses and other current assets	1,287	1,148
Total current assets	52,574	50,995
Long-term investments	6,797	6,089
Property and equipment, net	1,909	1,807
Goodwill	11,454	9,135
Intangible assets, net	1,332	1,048
Other assets	1,737	1,305
Total assets	$75,803	$70,379
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$197	$252
Funds payable and amounts due to customers	38,841	35,418
Accrued expenses and other current liabilities	3,755	2,648
Income taxes payable	236	129
Total current liabilities	43,029	38,447
Deferred tax liability and other long-term liabilities	2,998	2,930
Long-term debt	8,049	8,939
Total liabilities	54,076	50,316
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,168 and 1,172 shares outstanding as of December 31, 2021 and 2020, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 132 and 117 shares as of December 31, 2021 and 2020, respectively	(11,880)	(8,507)
Additional paid-in-capital	17,208	16,644
Retained earnings	16,535	12,366
Accumulated other comprehensive income (loss)	(136)	(484)
Total PayPal stockholders’ equity	21,727	20,019
Noncontrolling interest	—	44
Total equity	21,727	20,063
Total liabilities and equity	$75,803	$70,379
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions, except for per share amounts)
Net revenues	$25,371	$21,454	$17,772
Operating expenses:
Transaction expense	10,315	7,934	6,790
Transaction and credit losses	1,060	1,741	1,380
Customer support and operations	2,075	1,778	1,615
Sales and marketing	2,445	1,861	1,401
Technology and development	3,038	2,642	2,085
General and administrative	2,114	2,070	1,711
Restructuring and other charges	62	139	71
Total operating expenses	21,109	18,165	15,053
Operating income	4,262	3,289	2,719
Other income (expense), net	(163)	1,776	279
Income before income taxes	4,099	5,065	2,998
Income tax (benefit) expense	(70)	863	539
Net income	$4,169	$4,202	$2,459

Net income per share:
Basic	$3.55	$3.58	$2.09
Diluted	$3.52	$3.54	$2.07

Weighted average shares:
Basic	1,174	1,173	1,174
Diluted	1,186	1,187	1,188
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net income	$4,169	$4,202	$2,459
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(72)	(48)	(57)
Net investment hedge CTA gain (loss)	—	55	(31)
Unrealized gains (losses) on cash flow hedges, net	522	(329)	(176)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(26)	4	3
Unrealized (losses) gains on investments, net	(98)	9	15
Tax benefit (expense) on unrealized (losses) gains on investments, net	22	(2)	(5)
Other comprehensive income (loss), net of tax	348	(311)	(251)
Comprehensive income	$4,517	$3,891	$2,208
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
Balances at December 31, 2018	1,174	$(5,511)	$14,939	$78	$5,880	$—	$15,386
Adoption of lease accounting standard	—	—	—	—	3	—	3
Net income	—	—	—	—	2,459	—	2,459
Foreign CTA	—	—	—	(57)	—	—	(57)
Net investment hedge CTA loss	—	—	—	(31)	—	—	(31)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	3	—	—	3
Unrealized gains on investments, net	—	—	—	15	—	—	15
Tax expense on unrealized gains on investments, net	—	—	—	(5)	—	—	(5)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	13	—	(365)	—	—	—	(365)
Common stock repurchased	(14)	(1,361)	(45)	—	—	—	(1,406)
Stock-based compensation	—	—	1,059	—	—	—	1,059
Purchase of noncontrolling interest	—	—	—	—	—	44	44
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(178)	—	(178)
Net income	—	—	—	—	4,202	—	4,202
Foreign CTA	—	—	—	(48)	—	—	(48)
Net investment hedge CTA gain				55			55
Unrealized losses on cash flow hedges, net	—	—	—	(329)	—	—	(329)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	—	4
Unrealized gains on investments, net	—	—	—	9	—	—	9
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	11	—	(365)	—	—	—	(365)
Common stock repurchased	(12)	(1,635)	—	—	—	—	(1,635)
Stock-based compensation	—	—	1,421	—	—	—	1,421
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	4,169	—	4,169
Foreign CTA	—	—	—	(72)	—	—	(72)
Unrealized gains on cash flow hedges, net	—	—	—	522	—	—	522
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(26)	—	—	(26)
Unrealized losses on investments, net	—	—	—	(98)	—	—	(98)
Tax benefit on unrealized losses on investments, net	—	—	—	22	—	—	22
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	11	—	(881)	—	—	—	(881)
Common stock repurchased	(15)	(3,373)	—	—	—	—	(3,373)
Stock-based compensation	—	—	1,445	—	—	—	1,445
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$—	$21,727
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$4,169	$4,202	$2,459
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	1,060	1,741	1,380
Depreciation and amortization	1,265	1,189	912
Stock-based compensation	1,376	1,376	1,021
Deferred income taxes	(482)	165	(269)
Net gains on strategic investments	(46)	(1,914)	(208)
Other	100	47	(149)
Changes in assets and liabilities:
Accounts receivable	(222)	(100)	(120)
Changes in loans and interest receivable held for sale, net	—	—	4
Transaction loss allowance for cash losses, net	(1,178)	(1,120)	(1,079)
Other current assets and non-current assets	(150)	(498)	(566)
Accounts payable	(31)	(4)	4
Income taxes payable	73	(230)	(40)
Other current liabilities and non-current liabilities	406	1,000	722
Net cash provided by operating activities	6,340	5,854	4,071
Cash flows from investing activities:
Purchases of property and equipment	(908)	(866)	(704)
Proceeds from sales of property and equipment	5	120	17
Changes in principal loans receivable, net	(1,594)	294	(1,631)
Purchases of investments	(40,116)	(41,513)	(27,881)
Maturities and sales of investments	39,698	30,908	24,878
Acquisitions, net of cash and restricted cash acquired	(2,763)	(3,609)	(70)
Funds receivable	193	(1,552)	(351)
Net cash used in investing activities	(5,485)	(16,218)	(5,742)
Cash flows from financing activities:
Proceeds from issuance of common stock	162	137	138
Purchases of treasury stock	(3,373)	(1,635)	(1,411)
Tax withholdings related to net share settlements of equity awards	(1,036)	(521)	(504)
Borrowings under financing arrangements	272	6,966	5,471
Repayments under financing arrangements	(361)	(3,000)	(2,516)
Funds payable and amounts due to customers	3,572	10,597	3,009
Other financing activities	—	(52)	—
Net cash (used in) provided by financing activities	(764)	12,492	4,187
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(102)	169	(6)
Net change in cash, cash equivalents, and restricted cash	(11)	2,297	2,510
Cash, cash equivalents, and restricted cash at beginning of period	18,040	15,743	13,233
Cash, cash equivalents, and restricted cash at end of period	$18,029	$18,040	$15,743

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$231	$190	$78
Cash paid for income taxes, net	$474	$565	$665

The table below reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$5,197	$4,794	$7,349
Short-term and long-term investments	109	24	7
Funds receivable and customer accounts	12,723	13,222	8,387
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$18,029	$18,040	$15,743
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW AND ORGANIZATION

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform that enables digital payments and simplifies commerce experiences on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to help improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world in the markets we serve, anytime, on any platform, and using any device when sending payments or getting paid, including person-to-person (“P2P”) payments.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including the changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The accompanying consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest reported in the prior period was a component of equity on our consolidated balance sheets and represented the equity interests not owned by PayPal, and was recorded for consolidated entities we controlled and of which we owned less than 100%. Noncontrolling interest was not presented separately on our consolidated statements of income as the amount was de minimis.
Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our consolidated statements of income. Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our consolidated statements of income. Our investment balance is included in long-term investments on our consolidated balance sheets.
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation.
We have consolidated two VIEs that provide financing for and hold loans receivable of Paidy, Inc. (“Paidy”). We are the primary beneficiary of the VIEs as we perform the servicing and collection for the loans receivable which are the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb the losses and/or the right to receive the benefits of the VIE that could potentially be significant to these entities. The financial results of our consolidated VIEs are included in the consolidated financial statements. The carrying value of the assets and liabilities of our consolidated VIEs is included as short-term investments of $87 million, loans and interest receivable, net of $21 million, and long-term debt of $98 million as of December 31, 2021. Cash of $87 million, included in short-term investments, is restricted to settle the debt obligations.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The carrying value of our investments that are in nonconsolidated VIEs is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $205 million and $105 million as of December 31, 2021 and 2020, respectively.
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for all periods presented. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2021.

Use of estimates

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, income taxes, loss contingencies, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur, and as additional information surrounding the continued impact of the novel coronavirus (“COVID-19”) pandemic becomes available. Actual results could differ from these estimates and any such differences may be material to our financial statements.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are composed of primarily bank deposits, government and agency securities, and commercial paper.

Investments

Short-term investments include time deposits and available-for-sale debt securities with original maturities of greater than three months but less than one year when purchased or maturities of one year or less on the reporting date. Long-term investments include time deposits and available-for-sale debt securities with maturities exceeding one year on the reporting date, as well as our strategic investments. Our available-for-sale debt securities are reported at fair value using the specific identification method. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries, underlying funds receivable and customer accounts, short-term investments, and long-term investments, under the fair value option as further discussed in “Note 9—Fair Value Measurement of Assets and Liabilities.” The changes in fair value related to initial measurement and subsequent changes in fair value are included in earnings as a component of other income (expense), net.

Our strategic investments consist of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value, as well as equity method investments. The investments that do not have readily determinable fair value are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). Non-marketable equity securities also include our investments where we have the ability to exercise significant influence, but not control, over the investee and account for these securities using the equity method of accounting. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We assess whether an impairment loss on our non-marketable equity securities and an other-than-temporary impairment loss on our equity method investments (and prior to January 1, 2020, available-for-sale debt securities) has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities or impairment is considered other-than-temporary for our equity method investments (and prior to January 1, 2020, available-for-sale debt securities), we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income. Prior to January 1, 2020, this assessment with respect to our available-for-sale debt securities took into account the severity and duration of the decline in value, our intent to sell the security, whether it was more likely than not we would be required to sell the security before recovery of its amortized cost basis, and whether we expected to recover the entire amortized cost basis of the security (that is, whether a credit loss existed). Beginning January 1, 2020, our available-for-sale debt securities in an unrealized loss position are written down to fair value through a charge to other income (expense), net in our consolidated statements of income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining available-for-sale debt securities in an unrealized loss position, if we identify that the decline in fair value has resulted from credit losses, taking into consideration changes to the rating of the security by rating agencies, implied yields versus benchmark yields, and the extent to which fair value is less than amortized cost, among other factors, we estimate the present value of cash flows expected to be collected. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any portion of impairment not related to credit losses is recognized in other comprehensive income.

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and consumer loans originated under our PayPal Credit and installment credit products. PayPal Credit consists of revolving credit products.

In the U.S., PPWC and PPBL products are provided under a program agreement we have with WebBank, an independent chartered financial institution. WebBank extends credit to merchants for the PPWC and PPBL products and we are able to purchase the related receivables originated by WebBank. For our merchant finance products outside the U.S., we extend working capital advances and loans in Europe through our Luxembourg banking subsidiary, and working capital loans in Australia through an Australian subsidiary. In the U.S., we extend installment loans to consumers through a U.S. subsidiary. For our international consumer credit products, we extend credit in Europe through our Luxembourg banking subsidiary, and in Australia and Japan, through local subsidiaries.

As part of our arrangement with WebBank in the U.S., we sell back a participation interest in the pool of merchant receivables for the PPWC and PPBL products. WebBank has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by WebBank have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of merchant receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer.

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

Loans, advances, and interest and fees receivable are reported at their outstanding balances, net of any participation interests sold and pro rata current expected credit losses, including unamortized deferred origination costs. We maintain the servicing rights for the entire pool of consumer and merchant receivables outstanding and receive a market-based service fee for servicing the assets underlying the participation interest sold.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Synchrony Bank is the exclusive issuer of the PayPal Credit consumer financing program in the U.S. We do not hold an ownership interest in the receivables generated through the program and therefore, do not record these receivables on our consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by Synchrony, which is recorded in revenues from other value added services on our consolidated statements of income.

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

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020. The allowance for loans and interest receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by factors such as geographic region, delinquency, and vintage. Loss curves are generated using historical loss data for each loan portfolio and are applied to segments of each portfolio, categorized by factors such as geographic region, first borrowing versus repeat borrowing, delinquency, credit rating, and vintage, which vary by portfolio. We then apply macroeconomic factors such as forecasted trends in unemployment and benchmark credit card charge-off rates, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. We utilize externally sourced macroeconomic scenario data to supplement our historical information due to the limited period in which our credit product offerings have been in existence. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our consumer and merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. Our consumer receivables consist of revolving products, which do not have a contractual term, and installment products. The reasonable and supportable forecast period for revolving products, installment products, and merchant products that we have included in our projected loss rates, which approximates the estimated life of the loans, is approximately 2 years, approximately 7 months to 2.5 years, and approximately 2.5 to 3.5 years, respectively. In 2020, the reasonable and supportable forecast period for revolving consumer products was based only on externally sourced data due to the lack of availability of historical data, and in 2021, it was updated to reflect historical loss experience with the portfolio. This change did not result in a material impact to the reserve. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

Prior to January 1, 2020, the allowance for our consumer loans receivable was primarily based on forecasted principal balance delinquency rates (“roll rates”). Roll rates are the percentage of balances which we estimate would migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. Roll rates were applied to the principal amount of our consumer receivables for each stage of delinquency, from current to 179 days past the payment due date, to estimate the principal loans which had incurred losses and were probable to be charged off. For merchant loans and advances receivable, the allowance was primarily based on principal balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model. The determination of delinquency, from current to 179 days past due, for principal balances related to merchant receivables outstanding was based on the current expected or contractual repayment period of the loan or advance and interest or fixed fee as compared to the original expected or contractual repayment period. The allowance for loss against interest receivable was primarily determined by applying historical average customer account roll rates to the interest receivable balance in each stage of delinquency to project the value of accounts that had incurred losses and were probable to be charged off. The allowance for fees receivable was primarily based on fee balances, forecasted delinquency rates, and recoveries through the use of a vintage-based loss forecasting model.

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

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the year ended December 31, 2021, an additional $700 million was approved to fund such credit activities. As of December 31, 2021, the cumulative amount approved by management to be designated for credit activities aggregated to $2.7 billion and represented approximately 27% of European customer balances that have been made available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. At the time PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We identify these customer accounts separately from corporate funds and maintain them in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. Customer balances deposited with our partners on a short-term basis in advance of customer transactions and used to fulfill our direct obligation under amounts due to customers are classified as cash and cash equivalents within our customer accounts classification on our consolidated balance sheets. See “Note 8—Funds Receivable and Customer Accounts and Investments” for additional information related to customer accounts.

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

Property and equipment

Property and equipment consists primarily of computer equipment, software and website development costs, land and buildings, leasehold improvements, and furniture and fixtures. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets; generally, one to four years for computer equipment and software, including capitalized software and website development costs, three years for furniture and fixtures, up to 30 years for buildings and building improvements, and the shorter of five years or the non-cancelable term of the lease for leasehold improvements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our payments platform, are capitalized and amortized generally over an estimated useful life of three years and are recorded as amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. We capitalized $462 million and $347 million of internally developed software and website development costs for the years ended December 31, 2021 and 2020, respectively. Amortization expense for these capitalized costs was $366 million, $322 million, and $298 million for the years ended December 31, 2021, 2020, and 2019, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other current liabilities and deferred tax liability and other long-term liabilities on our consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred, and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method requires the asset to remain on our consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate and therefore we use an incremental borrowing rate for specific terms on a collateralized basis using information available on the commencement date in determining the present value of lease payments. The ROU asset calculation includes lease payments to be made and excludes lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain we will exercise that option. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases, where applicable. In addition, we have elected to apply the practical expedients related to lease classification, hindsight, and land easement. We apply a single portfolio approach to account for the ROU assets and lease liabilities.
The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, using a modified retrospective basis and applied the optional practical expedients related to the transition.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2021 and 2020. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2021, we determined that no events occurred, or circumstances changed from August 31, 2021 through December 31, 2021 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets consist of acquired customer list and user base intangible assets, marketing related intangibles, developed technology, and other intangible assets. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seven years. No significant residual value is estimated for intangible assets.

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted cash flow the asset is expected to generate.

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, buyer protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual loss data. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our consolidated statements of income. The allowance for transaction losses is included in accrued expenses and other current liabilities on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for Automated Clearing House returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agencies. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as applicable. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our consolidated statements of income.

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

Concentrations of risk

Our cash, cash equivalents, short-term investments, accounts receivable, loans and interest receivable, net, funds receivable and customer accounts, long-term investments, and long-term notes receivable, are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. We have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from merchant and consumer financing activities for customers located in the U.S. and internationally. Our long-term notes receivable is derived from deferred proceeds associated with the sale of our U.S. consumer credit receivables portfolio to Synchrony Bank in 2018. As of December 31, 2021 and 2020, one customer accounted for 25% and 26% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2021 and 2020. At December 31, 2021 and 2020, one partner accounted for our long-term notes receivable balance, which represented 22% and 28% of other assets, respectively. During the years ended December 31, 2021, 2020, and 2019, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2021, 2020, and 2019, we earned approximately 6%, 13%, and 14% of revenue, respectively, from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $740 million, $654 million, and $399 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (“Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

We determine compensation expense associated with restricted stock units, performance based restricted stock units, and restricted stock awards based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

Foreign currency

Many of our foreign subsidiaries have designated the local currency of their respective countries as their functional currency. Assets and liabilities of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in our consolidated statements of income.

Income taxes

We account for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. We account for Global Intangible Low-Taxed Income as a current-period expense when incurred.

Other income (expense), net

Other income (expense), net includes: (i) interest income, which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments, (ii) interest expense, which consists of interest expense, fees, and amortization of debt discount on our long-term debt (including current portion) and credit facilities, (iii) realized and unrealized gains (losses) on strategic investments, which includes changes in fair value related to our marketable equity securities and observable price changes on our non-marketable equity securities, and (iv) other, which primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, and fair value changes on the derivative contracts not designated as hedging instruments.

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

NOTE 2—REVENUE

We enable our customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our payments platform and from other value added services. Our revenues are classified into two categories: transaction revenues and revenues from other value added services.

TRANSACTION REVENUES

We earn transaction revenues primarily from fees paid by our customers to receive payments on our platform. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. We estimate the amount of fee refunds that will be processed each quarter and record a provision against our transaction revenues. The volume of activity processed on our payments platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”). We earn additional fees on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, to facilitate the purchase and sale of cryptocurrencies, and other miscellaneous fees. Our transaction revenues are also reduced by certain incentives provided to our customers.

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts generally renew automatically without any significant material rights. Some of our contracts include tiered pricing, which are based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. We do not have any capitalized contract costs and we do not carry any material contract balances.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
To promote engagement and acquire new users on our platform, we may provide incentives to merchants and consumers in various forms including discounts on fees, rebates, rewards, and coupons. Evaluating whether an incentive is a payment to a customer requires judgment. Incentives that are determined to be consideration payable to a customer or paid on behalf of a customer are recognized as a reduction of revenue. Certain incentives paid to users that are not customers are classified as sales and marketing expense.

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

REVENUES FROM OTHER VALUE ADDED SERVICES

We earn revenues from other value added services, which are comprised primarily of revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services that we provide to our merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. In our partnership agreement with Synchrony, in addition to the revenue share we earn, we also recognized revenue for transition servicing activities which we performed on their behalf through the second quarter of 2019 using a relative selling price determined through the adjusted market assessment approach. We record revenue earned in revenues from other value added services on a net basis when we are considered the agent with respect to processing transactions.

We also earn revenues from interest and fees earned primarily on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances. Interest and fees earned on the portfolio of loans receivable are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.

DISAGGREGATION OF REVENUE

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate as one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and type of revenue categories (transaction revenues and revenues from other value added services). Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially the same.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Primary geographical markets
U.S.	$13,712	$11,013	$9,417
United Kingdom (“U.K.”)	2,340	2,340	1,872
Other countries(1)	9,319	8,101	6,483
Total net revenues(2)	$25,371	$21,454	$17,772

Revenue category
Transaction revenues	$23,402	$19,918	$16,099
Revenues from other value added services	1,969	1,536	1,673
Total net revenues(2)	$25,371	$21,454	$17,772
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total net revenues include $425 million, $597 million, and $1.1 billion for the years ended December 31, 2021, 2020, and 2019, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

Net revenues are attributed to the country in which the merchant is located, or in the case of a cross-border transaction, may be attributed to the country in which the consumer and the merchant respectively reside. Revenues earned from other value added services are typically attributed to the country in which either the customer or partner reside.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$4,169	$4,202	$2,459
Denominator:
Weighted average shares of common stock—basic	1,174	1,173	1,174
Dilutive effect of equity incentive awards	12	14	14
Weighted average shares of common stock—diluted	1,186	1,187	1,188
Net income per share:
Basic	$3.55	$3.58	$2.09
Diluted	$3.52	$3.54	$2.07
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	1	2

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BUSINESS COMBINATIONS

ACQUISITIONS COMPLETED IN 2021

During the year ended December 31, 2021, we completed five acquisitions reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $3.1 billion.

Paidy

We completed the acquisition of Paidy in October 2021 by acquiring all outstanding shares for total consideration of approximately $2.7 billion, consisting of approximately $2.6 billion in cash, and approximately $161 million in assumed restricted stock and restricted stock units, subject to vesting conditions. Paidy is a two-sided payments platform that primarily provides buy now, pay later solutions (installment credit offerings) in Japan. With the acquisition of Paidy, we intend to expand our capabilities and relevance in Japan.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,918
Customer lists and user base	512
Marketing related	83
Developed technology	47
Total intangibles	$642
Loans and interest receivable, net	197
Cash and cash equivalents	101
Other net assets	87
Short-term and long-term debt	(188)
Deferred tax liabilities, net	(186)
Total purchase price	$2,571

The intangible assets acquired consist primarily of merchant contracts, trade name/trademarks, and developed technology with estimated useful lives of three to seven years. Contractual gross loans and interest receivables acquired were $216 million. We expect to collect substantially all of these receivables. The excess of the purchase consideration, including the fair value of our initial equity investment, over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is attributable to the workforce of Paidy and the synergies expected to arise from the acquisition, including continued customer acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

In connection with the acquisition, we issued restricted stock and restricted stock units with an approximate grant date fair value of $161 million, which represents post-business combination expense. The equity granted is a combination of shares issued to certain former Paidy employees subject to a holdback arrangement and assumed Paidy employee grants, which vest over a period of up to approximately four years and are subject to continued employment.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Acquisitions

In 2021, we completed four other acquisitions accounted for as business combinations. The total purchase price for these acquisitions was $542 million, consisting primarily of cash consideration. The allocation of purchase consideration resulted in approximately $90 million of technology, customer, and marketing related intangible assets with estimated useful lives ranging from approximately one to seven years, net assets of $15 million, and initial goodwill of approximately $437 million attributable to the workforce of the acquired companies and the synergies expected to arise from these acquisitions, including the integration of the acquired technology with our existing product offerings. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

ACQUISITIONS COMPLETED IN 2020

During the year ended December 31, 2020, we completed one acquisition reflecting 100% of the equity interests of the acquired company, for a purchase price of $3.6 billion.

Honey Science Corporation

We completed our acquisition of Honey Science Corporation (“Honey”) in January 2020 by acquiring all outstanding shares for total consideration of approximately $4.0 billion, consisting of approximately $3.6 billion in cash and approximately $400 million in assumed restricted stock, restricted stock units, and stock options, subject to vesting conditions. We believe our acquisition of Honey will enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
OTHER INFORMATION

Prior to acquisition, we held minority interests in certain of the companies we acquired in 2021. We remeasured these investments immediately before the completion of the respective acquisitions at an acquisition-date fair value of $64 million, which resulted in a gain of $36 million recognized as other income (expense), net in our consolidated statements of income. The acquisition-date fair value was derived using the value paid less a control premium based on market analysis performed by a third party.

We included the financial results of the acquired businesses in our consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition and pro forma results of operations were not presented for the years ended December 31, 2021, 2020, and 2019 because the effects of these acquisitions were not material to our overall operations.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2021 and 2020:

	December 31, 2019	Goodwill Acquired	Adjustments	December 31, 2020	Goodwill Acquired	Adjustments	December 31, 2021
	(In millions)
Total goodwill	$6,212	$2,962	$(39)	$9,135	$2,355	$(36)	$11,454

The goodwill acquired during 2021 and 2020 was attributable to the five acquisitions completed within 2021 and our acquisition of Honey in 2020, respectively, as described further in “Note 4—Business Combinations.” The adjustments to goodwill during 2021 and 2020 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,726	$(919)	$807	7	$1,206	$(797)	$409	6
Marketing related	405	(315)	90	5	321	(278)	43	3
Developed technology	1,109	(822)	287	3	999	(577)	422	3
All other	454	(306)	148	7	449	(275)	174	7
Intangible assets, net	$3,694	$(2,362)	$1,332		$2,975	$(1,927)	$1,048

Amortization expense for intangible assets was $443 million, $451 million, and $211 million for the years ended December 31, 2021, 2020, and 2019, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Expected future intangible asset amortization as of December 31, 2021 was as follows:

Fiscal years:	(In millions)
2022	$469
2023	232
2024	211
2025	173
2026	116
Thereafter	131
$1,332

NOTE 6—LEASES

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, customer services and operations centers, and warehouses.

While a majority of our lease agreements do not contain an explicit interest rate, we have certain lease agreements that are subject to changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio contains a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

As of December 31, 2021, we had no finance leases.

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Lease expense
Operating lease expense	$170	$166	$136
Sublease income	(8)	(6)	(6)
Lease expense, net	$162	$160	$130

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$167	$159	$131
ROU lease assets obtained in exchange for operating lease liabilities(1)	$103	$345	$598
(1) Includes opening balance additions of $498 million for operating leases as a result of the adoption of the new lease accounting guidance effective January 1, 2019.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020
	(In millions, except weighted-average figures)
Operating ROU lease assets	$659	$707
Other current operating lease liabilities	142	144
Operating lease liabilities	620	642
Total operating lease liabilities	$762	$786
Weighted-average remaining lease term—operating leases	6.1 years	6.9 years
Weighted-average discount rate—operating leases	3%	3%

Future minimum lease payments for our operating leases as of December 31, 2021 were as follows:

Operating Leases
Fiscal years:	(In millions)
2022	$160
2023	154
2024	136
2025	105
2026	89
Thereafter	190
Total	$834
Less: present value discount	(72)
Lease liability	$762

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. We recognize rent expense under such agreements on a straight-line basis. Rent expense for the years ended December 31, 2021, 2020, and 2019 totaled $192 million, $172 million, and $130 million, respectively.

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

In the years ended December 31, 2021 and 2020, we incurred asset impairment charges of $26 million and $30 million, respectively, within restructuring and other charges on our consolidated statements of income. The impairments included a reduction to our ROU lease assets in the amount of $21 million and $23 million, respectively, which were attributed to certain leased space we are no longer utilizing for our core business operations, a portion of which is being subleased.

As of December 31, 2021, we have additional operating leases, primarily for real estate and data centers, which will commence in 2022 with minimum lease payments aggregating to $15 million and lease terms ranging from three to nine years.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2021	2020
	(In millions)
Property and equipment, net:
Computer equipment and software	$3,298	$3,239
Internal use software and website development costs	3,301	2,831
Land and buildings	380	340
Leasehold improvements	379	377
Furniture and fixtures	146	139
Development in progress and other	86	83
Total property and equipment, gross	7,590	7,009
Accumulated depreciation and amortization	(5,681)	(5,202)
Total property and equipment, net	$1,909	$1,807
Depreciation and amortization expense was $822 million, $738 million, and $701 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Non-cash investing activities involving property and equipment included in net changes to accounts payable as reflected in the consolidated statements of cash flows was a decrease of $27 million in 2021, an increase of $17 million in 2020, and a decrease of $42 million in 2019.

Geographical information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease ROU assets:

	As of December 31,
	2021	2020
	(In millions)
Long-lived assets:
U.S.	$2,050	$2,096
Other countries	518	418
Total long-lived assets	$2,568	$2,514

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedge CTA Gain	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	332	(98)	(72)	—	(4)	158
Less: Amount of loss reclassified from AOCI	(190)	—	—	—	—	(190)
Net current period other comprehensive income (loss)	522	(98)	(72)	—	(4)	348
Ending balance	$199	$(87)	$(270)	$24	$(2)	$(136)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign CTA	Net Investment Hedge CTA Gain (Loss)	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	(309)	9	(48)	55	2	(291)
Less: Amount of gain reclassified from AOCI	20	—	—	—	—	20
Net current period other comprehensive income (loss)	(329)	9	(48)	55	2	(311)
Ending balance	$(323)	$11	$(198)	$24	$2	$(484)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2019:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedge CTA Loss	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$182	$(13)	$(93)	$—	$2	$78
Other comprehensive income (loss) before reclassifications	62	14	(57)	(31)	(2)	(14)
Less: Amount of gain (loss) reclassified from AOCI	238	(1)	—	—	—	237
Net current period other comprehensive income (loss)	(176)	15	(57)	(31)	(2)	(251)
Ending balance	$6	$2	$(150)	$(31)	$—	$(173)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of (Losses) Gains Reclassified from AOCI			Affected Line Item in the Statements of Income
	Year Ended December 31,
	2021	2020	2019
	(In millions)
(Losses) gains on cash flow hedges—foreign exchange contracts	$(190)	$20	$238	Net revenues
Unrealized losses on investments	—	—	(1)	Other income (expense), net
	(190)	20	237	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$(190)	$20	$237	Net income

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Interest income	$57	$88	$197
Interest expense	(232)	(209)	(115)
Net gains on strategic investments	46	1,914	208
Other	(34)	(17)	(11)
Other income (expense), net	$(163)	$1,776	$279

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$12,723	$13,222
Time deposits	334	233
Available-for-sale debt securities	18,336	15,001
Funds receivable	4,748	4,962
Total funds receivable and customer accounts	$36,141	$33,418
Short-term investments:
Time deposits	$590	$1,519
Available-for-sale debt securities	3,604	6,689
Restricted cash	109	81
Total short-term investments	$4,303	$8,289
Long-term investments:
Time deposits	$45	$31
Available-for-sale debt securities	3,545	2,819
Restricted cash	—	7
Strategic investments	3,207	3,232
Total long-term investments	$6,797	$6,089

As of December 31, 2021 and 2020, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2021(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,655	$—	$(31)	$8,624
Foreign government and agency securities	1,923	—	(9)	1,914
Corporate debt securities	3,402	—	(15)	3,387
Asset-backed securities	1,552	—	(3)	1,549
Municipal securities	535	—	—	535
Short-term investments:
U.S. government and agency securities	537	—	—	537
Foreign government and agency securities	505	—	(1)	504
Corporate debt securities	2,273	—	—	2,273
Asset-backed securities	278	—	(1)	277
Long-term investments:
U.S. government and agency securities	568	—	(6)	562
Foreign government and agency securities	752	—	(6)	746
Corporate debt securities	1,435	—	(11)	1,424
Asset-backed securities	817	—	(4)	813
Total available-for-sale debt securities(2)	$23,232	$—	$(87)	$23,145
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $36 million and $42 million at December 31, 2021 and 2020, respectively, and were included in other current assets on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2021 and 2020, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses has not been deemed necessary in the current period, aggregated by length of time those individual securities have been in a continuous loss position, was as follows:

	December 31, 2021(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,124	$(31)	$—	$—	$8,124	$(31)
Foreign government and agency securities	1,778	(9)	20	—	1,798	(9)
Corporate debt securities	1,841	(15)	—	—	1,841	(15)
Asset-backed securities	1,302	(3)	—	—	1,302	(3)
Municipal securities	50	—	—	—	50	—
Short-term investments:
U.S. government and agency securities	440	—	—	—	440	—
Foreign government and agency securities	498	(1)	—	—	498	(1)
Corporate debt securities	323	—	—	—	323	—
Asset-backed securities	273	(1)	—	—	273	(1)
Long-term investments:
U.S. government and agency securities	562	(6)	—	—	562	(6)
Foreign government and agency securities	746	(6)	—	—	746	(6)
Corporate debt securities	1,345	(11)	—	—	1,345	(11)
Asset-backed securities	707	(4)	—	—	707	(4)
Total available-for-sale debt securities	$17,989	$(87)	$20	$—	$18,009	$(87)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2020(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$262	$—	$—	$—	$262	$—
Foreign government and agency securities	353	—	—	—	353	—
Corporate debt securities	641	—	—	—	641	—
Municipal securities	50	—	—	—	50	—
Short-term investments:
U.S. government and agency securities	270	—	—	—	270	—
Foreign government and agency securities	72	—	—	—	72	—
Corporate debt securities	392	—	—	—	392	—
Long-term investments:
U.S. government and agency securities	28	—	—	—	28	—
Foreign government and agency securities	405	(1)	—	—	405	(1)
Corporate debt securities	97	—	—	—	97	—
Asset-backed securities	15	—	—	—	15	—
Total available-for-sale debt securities	$2,585	$(1)	$—	$—	$2,585	$(1)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses have not been recognized into income as we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market conditions, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2021 and 2020.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2021
	Amortized Cost	Fair Value
	(In millions)
One year or less	$10,496	$10,491
After one year through five years	11,139	11,060
After five years through ten years	1,500	1,498
After ten years	97	96
Total	$23,232	$23,145

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of income. Marketable equity securities totaled $1.9 billion and $2.4 billion as of December 31, 2021 and 2020, respectively.

Our non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. As of December 31, 2021 and 2020, we had non-marketable equity securities of $79 million and $10 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income. The carrying value of our non-marketable equity securities totaled $1.3 billion and $789 million as of December 31, 2021 and 2020, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(In millions)
Carrying amount, beginning of period	$779	$497
Adjustments related to non-marketable equity securities:
Net additions(1)	133	143
Gross unrealized gains	356	161
Gross unrealized losses and impairments	—	(22)
Carrying amount, end of period	$1,268	$779
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In millions)
Cumulative gross unrealized gains	$733	$378
Cumulative gross unrealized losses and impairment	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In millions)
Net unrealized gains (losses)	$(46)	$1,610

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$400	$—	$400
Short-term investments(2):
U.S. government and agency securities	537	—	537
Foreign government and agency securities	517	—	517
Corporate debt securities	2,273	—	2,273
Asset-backed securities	277	—	277
Total short-term investments	3,604	—	3,604
Funds receivable and customer accounts(3):
Cash and cash equivalents	622	—	622
U.S. government and agency securities	8,624	—	8,624
Foreign government and agency securities	4,083	—	4,083
Corporate debt securities	3,545	—	3,545
Asset-backed securities	1,549	—	1,549
Municipal securities	535	—	535
Total funds receivable and customer accounts	18,958	—	18,958
Derivatives	304	—	304
Long-term investments(2), (4):
U.S. government and agency securities	562	—	562
Foreign government and agency securities	746	—	746
Corporate debt securities	1,424	—	1,424
Asset-backed securities	813	—	813
Marketable equity securities	1,860	1,860	—
Total long-term investments	5,405	1,860	3,545
Total financial assets	$28,671	$1,860	$26,811
Liabilities:
Derivatives	$130	$—	$130
(1) Excludes cash of $4.8 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $109 million and time deposits of $635 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $17.2 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.3 billion measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$867	$—	$867
Short-term investments(2):
U.S. government and agency securities	1,510	—	1,510
Foreign government and agency securities	277	—	277
Corporate debt securities	4,902	—	4,902
Total short-term investments	6,689	—	6,689
Funds receivable and customer accounts(3):		—
Cash and cash equivalents	1,770	—	1,770
U.S. government and agency securities	7,933	—	7,933
Foreign government and agency securities	4,296	—	4,296
Corporate debt securities	2,135	—	2,135
Municipal securities	637	—	637
Total funds receivable and customer accounts	16,771	—	16,771
Derivatives	42	—	42
Long-term investments(2), (4):
U.S. government and agency securities	28	—	28
Foreign government and agency securities	1,304	—	1,304
Corporate debt securities	1,259	—	1,259
Asset-backed securities	228	—	228
Marketable equity securities	2,443	2,443	—
Total long-term investments	5,262	2,443	2,819
Total financial assets	$29,631	$2,443	$27,188
Liabilities:
Derivatives	$410	$—	$410
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

As of December 31, 2021 and 2020, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In millions)
Funds receivable and customer accounts	$2,327	$2,914
Short-term investments	$13	$—
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In millions)
Funds receivable and customer accounts	$(101)	$190
Short-term investments	$(30)	$(24)
FINANCIAL ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our financial assets held as of December 31, 2021 and 2020 for which a non-recurring fair value measurement was recorded during the years ended December 31, 2021 and 2020, respectively:

	December 31, 2021	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$611	$611
Other assets(2)	86	86
Total	$697	$697
(1) Excludes non-marketable equity investments of $657 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2021.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred in 2021. See “Note 6—Leases” for additional information.

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
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred in 2020. See “Note 6—Leases” for additional information.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our long-term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $9.0 billion and fair value of approximately $9.3 billion as of December 31, 2021. Our fixed rate notes had a carrying value of approximately $8.9 billion and fair value of approximately $9.7 billion as of December 31, 2020. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of December 31, 2021, we estimated that $177 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2021, 2020, and 2019, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net investment hedge

We used a forward foreign currency exchange contract, which matured in 2020, to reduce the foreign currency exchange risk related to our investment in a foreign subsidiary. This derivative was designated as a net investment hedge and accordingly, the derivative’s gains and losses were recorded in AOCI as part of foreign currency translation. The accumulated gains and losses associated with this instrument will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flow associated with the derivative designated as a net investment hedge is classified in cash flows from investing activities on our consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2020 and 2019, we recognized $55 million in unrealized gains and $31 million in unrealized losses, respectively, on the foreign currency exchange contract designated as a net investment hedge. As of December 31, 2021, we did not have a net investment hedge. We have not reclassified any gains or losses related to the net investment hedge from AOCI into earnings during any of the periods presented.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of December 31, 2021 and 2020 was as follows:

	Balance Sheet Location	As of December 31,
		2021	2020
Derivative Assets:		(In millions)
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$205	$—
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	21	—
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	78	42
Total derivative assets		$304	$42

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$27	$287
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	—	35
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	103	88
Total derivative liabilities		$130	$410

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $102 million as of December 31, 2021 and $34 million as of December 31, 2020. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged:

	December 31, 2021	December 31, 2020
	(In millions)
Cash collateral posted(1)	$5	$340
Cash collateral received(2)	$209	$1
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

EFFECT OF DERIVATIVE CONTRACTS ON CONSOLIDATED STATEMENTS OF INCOME

The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments designated as hedging instruments:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
	Net revenues
Total amounts presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$25,371	$21,454	$17,772
(Losses) gains on foreign exchange contracts designated as cash flow hedges reclassified from AOCI	$(190)	$20	$238

The following table provides the location in the consolidated statements of income and amount of recognized gains or losses related to our derivative instruments not designated as hedging instruments:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Gains (losses) on foreign exchange contracts recognized in other income (expense), net	$144	$(110)	$24
Losses on equity derivative contracts recognized in other income (expense), net(1)	—	(64)	—
Total gains (losses) recognized from contracts not designated as hedging instruments	$144	$(174)	$24
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

	Year Ended December 31,
	2021	2020
	(In millions)
Foreign exchange contracts designated as hedging instruments	$5,349	$5,335
Foreign exchange contracts not designated as hedging instruments	20,414	16,098
Total	$25,763	$21,433

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K. Once a consumer is approved for credit, it is made available to them as a funding source. Additionally, we offer installment credit products (known as buy now, pay later) at the time of checkout in various locations including the U.S., Europe, Australia, and Japan. The majority of the installment loans allow consumers to pay for a product over periods of 12 months or less. As of December 31, 2021 and 2020, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $3.8 billion and $2.2 billion, respectively.

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

The following tables present the delinquency status of consumer loans and interest receivable by year of origination. The amounts are based on the number of days past the billing date for revolving loans or contractual repayment date for installment loans. The “current” category represents balances that are within 29 days of the billing date or contractual repayment date, as applicable.

December 31, 2021
(In millions, except percentages)

Installment Loans Amortized Cost Basis
	Revolving Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Total	Percent
Current	$1,790	$1,939	$3	$—	$—	$—	$3,732	97.0%
30 - 59 Days	18	16	—	—	—	—	34	0.9%
60 - 89 Days	12	13	—	—	—	—	25	0.6%
90 - 179 Days	27	28	1	—	—	—	56	1.5%
Total(1)	$1,847	$1,996	$4	$—	$—	$—	$3,847	100%
(1) Excludes receivables from other consumer credit products of $44 million at December 31, 2021.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2020
(In millions, except percentages)

Installment Loans Amortized Cost Basis
	Revolving Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Total	Percent
Current	$1,573	$542	$9	$—	$—	$—	$2,124	97.9%
30 - 59 Days	12	3	—	—	—	—	15	0.7%
60 - 89 Days	10	1	—	—	—	—	11	0.5%
90 - 179 Days	18	1	—	—	—	—	19	0.9%
Total(1), (2)	$1,613	$547	$9	$—	$—	$—	$2,169	100%
(1) Excludes receivables from other consumer credit products of $56 million at December 31, 2020.
(2) Balances at December 31, 2020 include the impact of payment holidays provided primarily in the second quarter of 2020 by the Company to certain consumers as a part of our COVID-19 payment relief initiatives.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$299	$53	$352	$49	$8	$57
Adjustment for adoption of CECL	—	—	—	24	4	28
Provisions	20	10	30	245	50	295
Charge-offs	(116)	(20)	(136)	(69)	(12)	(81)
Recoveries(2)	28	—	28	27	—	27
Other(3)	12	—	12	23	3	26
Ending balance	$243	$43	$286	$299	$53	$352
(1) Excludes allowances from other consumer credit products of $4 million and $3 million at December 31, 2021 and 2020, respectively.
(2) The recoveries for the year ended December 31, 2020 were primarily related to fully charged-off U.S. consumer credit receivables not subject to the sale to Synchrony Bank.
(3) Includes amounts related to foreign currency remeasurement and, for the year ended December 31, 2021, initial allowance for purchased credit deteriorated (“PCD”) loans acquired during the period. A portion of the Paidy loan portfolio acquired was determined to be purchase credit deteriorated as the loans were 30 days or more past due. As such, we recorded current expected credit losses on the PCD loans.

The provision for the year ended December 31, 2021 was primarily attributable to originations in the consumer portfolio, partially offset by improvements in the credit quality of the consumer portfolio and current and projected macroeconomic conditions. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to continued volatility with respect to macroeconomic conditions and uncertainty around the impact the continuation of COVID-19 may have on consumers ability to make payments on amounts outstanding.

The increase in charge-offs for the year ended December 31, 2021 compared to 2020 was due to growth in the consumer portfolio driven by the expansion of our installment products.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MERCHANT RECEIVABLES

We offer access to merchant finance products for certain small and medium-sized businesses through the PPWC and PPBL products, which we collectively refer to as the merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by WebBank and are responsible for servicing functions related to that portfolio. We purchased approximately $1.8 billion in credit receivables in both the years ended December 31, 2021 and 2020. The total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.4 billion for both December 31, 2021 and 2020, net of the participation interest sold to WebBank of $63 million and $59 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenue in accrued expenses and other current liabilities on our consolidated balance sheets. The fixed interest or fee is amortized into revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal, where available. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan, which generally ranges from 3 to 12 months.

We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period, as well as the credit quality of our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, prior repayment history with PayPal’s credit products where available, information sourced from consumer and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist WebBank in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans and advances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Merchant receivables delinquency and allowance

The following tables present the delinquency status of the merchant loans, advances, and interest and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the expected repayment date or contractual repayment date, as applicable.

December 31, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$1,100	$129	$95	$3	$—	$1,327	91.8%
30 - 59 Days	24	12	12	1	—	49	3.4%
60 - 89 Days	10	8	7	—	—	25	1.7%
90 - 179 Days	10	11	11	1	—	33	2.3%
180+ Days	—	4	7	1	—	12	0.8%
Total(1)	$1,144	$164	$132	$6	$—	$1,446	100%
(1) Balances include the impact of modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

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

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$440	$43	$483	$171	$20	$191
Adjustment for adoption of CECL	—	—	—	165	17	182
Provisions	(116)	(22)	(138)	358	33	391
Charge-offs	(173)	(12)	(185)	(274)	(27)	(301)
Recoveries	41	—	41	20	—	20
Ending balance	$192	$9	$201	$440	$43	$483

The benefit for the year ended December 31, 2021 was primarily attributable to improvements in current and projected macroeconomic conditions, and to a lesser extent, improvements in the credit quality of our merchant portfolio. This was partially offset by provisions for originations during the period and the impact of qualitative adjustments to account for varying degrees of expected merchant performance in the current environment and in future periods due to macroeconomic conditions and uncertainty around the impact the continuation of COVID-19 may have on merchants ability to make payments on amounts outstanding and uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The decrease in the charge-offs for the year ended December 31, 2021 compared to 2020 was due to improved portfolio performance. Additionally, charge offs increased in the year ended December 31, 2020 due to accounts that experienced financial difficulties as a result of the COVID-19 pandemic.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenue in accrued expenses and other current liabilities on our consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

Troubled debt restructurings

In instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loan or advance and the related interest or fee receivable for which it is probable that, without modification, we will be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and help enable us to mitigate losses.

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our consolidated statements of income in the years ended December 31, 2021 and 2020.

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

The following tables show the merchant loans and interest receivables which have been modified as TDRs in the years ended December 31, 2021 and 2020:

		Year Ended December 31, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	3	$45	36

		Year Ended December 31, 2020
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	13	$354	37
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment is 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the years ended December 31, 2021 and 2020, the amount of merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The notes issued from the May 2020 and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” We may redeem these Notes in whole, at any time, or in part, from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

As of both December 31, 2021 and 2020, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

			As of December 31,
	Maturities	Effective Interest Rate	2021	2020
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$1,000	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	1,000	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000
Total term debt			$9,000	$9,000

Unamortized premium (discount) and issuance costs, net			(50)	(61)
Less: current portion of long-term debt(1)			(999)	—
Total carrying amount of long-term debt			$7,951	$8,939
(1) The current portion of long-term debt is included within accrued expenses and other current liabilities on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $224 million, $190 million, and $35 million for the years ended December 31, 2021, 2020, and 2019, respectively.

CREDIT FACILITIES

Five-year revolving credit facility

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British Pound, Canadian dollar, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2021, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement bear interest at either (i) the applicable eurocurrency rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, (ii) the applicable overnight rate plus a margin (based on our public debt ratings) ranging from 0.875 percent to 1.375 percent, (iii) a formula based on the prime rate, the federal funds effective rate, or LIBOR plus a margin (based on our public debt ratings) ranging from zero to 0.375 percent, or (iv) a formula based on the Euro Short-Term Rate (“ESTR”) or the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on our public debt ratings) ranging from 0.875 to 1.375 percent. In January 2022, an amendment to the agreement was signed which provides for the additional borrowing rate option of utilizing SONIA or ESTR rates. The Credit Agreement will terminate and all amounts owed thereunder will be due and payable in September 2024, unless the commitments are terminated earlier. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of December 31, 2021, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2021, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The total interest expense and fees we recorded related to the Credit Agreement was approximately $16 million for the year ended December 31, 2020.

364-day revolving credit facility

In September 2019, we entered into a 364-Day credit agreement that provided for an unsecured $1.0 billion 364-Day revolving credit facility, which terminated in September 2020.

Amended credit agreement

In the fourth quarter of 2018, we entered into an amended credit agreement (“Amended Credit Agreement”), which amended and restated in its entirety the previous agreement entered into in 2017. The Amended Credit Agreement provided for an unsecured $5.0 billion, 364-day delayed-draw term loan credit facility, which was available in up to four separate borrowings until April 6, 2019. As of December 31, 2018, $2.0 billion was outstanding under the Amended Credit Agreement. On April 5, 2019, the Company drew down an additional $500 million under the Amended Credit Agreement. On September 26, 2019, the Amended Credit Agreement was terminated and we repaid $2.5 billion of borrowings outstanding under that agreement. The total interest expense and fees we recorded related to the Amended Credit Agreement was $69 million for the year ended December 31, 2019.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Paidy revolving credit facility

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Paidy Credit Agreement”). The Paidy Credit Agreement provides for a secured revolving credit facility of approximately $198 million. Borrowings under the Paidy Credit Agreement must be used to fund the origination of loan receivables. We are obligated to pay interest on loans under the Paidy Credit Agreement. Loans under the Paidy Credit Agreement bear interest at JPY LIBOR plus a margin of either 2.00 percent or 4.25 percent (based on the loan receivable). The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in October 2024, unless the commitments are terminated earlier. The Paidy Credit Agreement contains representations, warranties, affirmative and negative covenants, which require us to meet a quarterly financial test with respect to certain liquidity measures and a maximum leverage ratio. As of December 31, 2021, approximately $98 million was outstanding under the Paidy Credit Agreement, which was recorded in long-term debt on our consolidated balance sheet. Accordingly, at December 31, 2021, approximately $100 million of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. The total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis for the year ended December 31, 2021.

Other available facilities

We also maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $90 million and $30 million in the aggregate, as of December 31, 2021 and 2020, respectively. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2021, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

FUTURE PRINCIPAL PAYMENTS

As of December 31, 2021, the future principal payments associated with our term debt were as follows (in millions):

2022	$1,000
2023	1,000
2024	1,250
2025	1,000
2026	1,250
Thereafter	3,500
Total	$9,000
NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2021 and 2020, approximately $4.1 billion and $3.0 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of our PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material for the year ended December 31, 2021. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We cannot estimate the potential impact, if any, on our business or financial statements at this time. In the event an adverse outcome arises from any associated enforcement, proceeding, or other further matter initiated by AUSTRAC, including in relation to AUSTRAC’s determination of reportable IFTIs, then this could result in enforceable undertakings, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

We are responding to subpoenas and requests for information received from the U.S. Securities and Exchange Commission (“SEC”) Enforcement Division relating to whether the interchange rates paid to the bank that issues debit cards bearing our licensed brands were consistent with Regulation II of the Board of Governors of the Federal Reserve System, and to the reporting of marketing fees earned from the PayPal-branded card programs (the “SEC Debit Card Program Matter”). We are cooperating with the SEC Enforcement Division in connection with this investigation.

Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Securities Action”). The Securities Action asserts claims relating to our disclosure of the CFPB PayPal Credit Matter and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 Consent Order with the CFPB, federal consumer financial laws, and Regulation II. Defendants’ motion to dismiss the amended complaint is due on March 28, 2022.

On December 16, 2021 and January 19, 2022, two related putative shareholder derivative actions captioned Pang v. Daniel Schulman, et al., Case No. 21-cv-09720, and Lalor v. Daniel Schulman, et al., Case No. 22-cv-00370, respectively, were filed in the U.S. District Court for the Northern District of California (the “Derivative Actions”), purportedly on behalf of the Company. The Derivative Actions are based on the same alleged facts and circumstances as the Securities Action, and name certain of our officers, including our Chief Executive Officer and Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seek to recover damages on behalf of the Company. On February 1, 2022, the court entered an order consolidating the Derivative Actions and staying them until all motions to dismiss in the Securities Action are resolved.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law, or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal has participated in the U.S. Government’s Paycheck Protection Program administered by the U.S. Small Business Administration. Loans made under this program are funded by an independent chartered financial institution that we partner with. We receive a fee for providing services in connection with these loans and retain operational risk related to those activities. We have agreed, under certain circumstances, to indemnify the chartered financial institution and its assignee of a portion of these loans in connection with the services provided for loans made under this program.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PROTECTION PROGRAMS

We provide merchants and consumers with protection programs for certain transactions completed on our payments platform. These programs are intended to protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our buyer protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. Additionally, in some instances we provide protection for cryptocurrencies held in PayPal accounts in case of loss directly resulting from service provider insolvency or in the event the service provider’s private keys are compromised. These protection programs are considered assurance-type warranties under applicable accounting standards for which we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

At December 31, 2021 and 2020, the allowance for transaction losses was $121 million and $144 million, respectively. The allowance for negative customer balances was $234 million and $270 million at December 31, 2021 and 2020, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the years ended December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(In millions)
Beginning balance	$414	$399
Provision	1,153	1,135
Realized losses	(1,331)	(1,208)
Recoveries	119	88
Ending balance	$355	$414

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

During the year ended December 31, 2021, we repurchased approximately 15 million shares of our common stock for approximately $3.4 billion at an average cost of $219.75. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. As of December 31, 2021, a total of approximately $5.1 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

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
During the year ended December 31, 2019, we repurchased approximately 14 million shares of our common stock for approximately $1.4 billion at an average cost of $101.11, including approximately $656 million in the open market and approximately $750 million pursuant to an accelerated share repurchase agreement under our April 2017 stock repurchase program.

Shares of common stock repurchased for the periods presented were recorded as treasury stock for the purposes of calculating earnings per share and were accounted for under the cost method. No repurchased shares of common stock have been retired.

NOTE 15—STOCK-BASED AND EMPLOYEE SAVINGS PLANS

EQUITY INCENTIVE PLAN

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including stock options, restricted stock units (“RSUs”), restricted stock awards, performance based restricted stock units (“PBRSUs”), deferred stock units, and stock payments, may be granted to our directors, officers, and employees. At December 31, 2021, 57 million shares were authorized under the Plan and 41 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

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

EMPLOYEE STOCK PURCHASE PLAN
Under the terms of the Employee Stock Purchase Plan (“ESPP”), shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. For the years ended December 31, 2021, 2020, and 2019, our employees purchased 1.4 million, 1.7 million, and 1.8 million shares under the ESPP at an average per share price of $114.36, $80.36, and $66.36, respectively. As of December 31, 2021, approximately 48 million shares were reserved for future issuance under the ESPP.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
STOCK OPTION ACTIVITY
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2021	591	$14.37
Assumed	86	$18.70
Exercised	(329)	$12.46
Forfeited/expired/canceled	(9)	$5.65
Outstanding at December 31, 2021	339	$17.55	4.58	$58,496
Expected to vest	89	$12.76	7.34	$15,769
Options exercisable	242	$19.31	3.46	$41,372

The weighted average grant date fair value of options assumed from acquisitions during the years ended December 31, 2021 and 2020 was $237.26 and $108.61, respectively. No options were granted or assumed in 2019. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at December 31, 2021. During the years ended December 31, 2021, 2020, and 2019, the aggregate intrinsic value of options exercised under the Plan was $81 million, $66 million, and $51 million, respectively, determined as of the date of option exercise. At December 31, 2021, all outstanding options were in-the-money.

RSU, PBRSU, AND RESTRICTED STOCK ACTIVITY

The following table summarizes RSU, PBRSU, and restricted stock activity under the Plan as of December 31, 2021 and changes during the year ended December 31, 2021:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2021	23,164	$107.13
Awarded and assumed(1), (2)	9,266	$239.34
Vested(1)	(12,858)	$105.32
Forfeited	(2,038)	$155.60
Outstanding at December 31, 2021	17,534	$172.55
Expected to vest	15,918
(1) Includes approximately 1.8 million of additional PBRSUs issued during 2021 due to the achievement of company performance metrics on awards granted in previous years.
(2) Includes approximately 0.6 million in RSUs assumed from acquisitions in 2021.
During the years ended December 31, 2021, 2020, and 2019, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $3.4 billion, $1.7 billion, and $1.6 billion, respectively.

In the year ended December 31, 2021, the Company granted 0.7 million PBRSUs with a one-year performance period (fiscal 2021), which will become fully vested following the completion of the performance period in February 2022 (one year from the annual incentive award cycle grant date), and 0.5 million PBRSUs with a three-year performance period.

In the year ended December 31, 2020, the Company granted 1.4 million PBRSUs with a one-year performance period (fiscal 2020), which became fully vested following the completion of the performance period in February 2021 (one year from the annual incentive award cycle grant date), and 0.7 million PBRSUs with a three-year performance period.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Plan is measured based on estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under the Plan for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Customer support and operations	$263	$250	$198
Sales and marketing	175	172	127
Technology and development	515	529	420
General and administrative	468	460	305
Total stock-based compensation expense	$1,421	$1,411	$1,050

Capitalized as part of internal use software and website development costs	$68	$48	$38
Income tax benefit recognized for stock-based compensation arrangements	$221	$226	$182

As of December 31, 2021, there was approximately $1.7 billion of unearned stock-based compensation estimated to be expensed primarily from 2022 through 2024. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

EMPLOYEE SAVINGS PLANS

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution per employee of $11,600 in both 2021 and 2020 and $11,200 in 2019. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2021, 2020, and 2019, the matching contribution expense for our U.S. and international savings plans was approximately $81 million, $72 million, and $59 million, respectively.

NOTE 16—INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
United States	$290	$1,504	$8
International	3,809	3,561	2,990
Income before income taxes	$4,099	$5,065	$2,998

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The income tax (benefit) expense is composed of the following:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$6	$310	$132
State and local	80	143	47
Foreign	326	245	629
Total current portion of income tax expense	$412	$698	$808
Deferred:
Federal	$(401)	$259	$(107)
State and local	(45)	(32)	(39)
Foreign	(36)	(62)	(123)
Total deferred portion of income tax (benefit) expense	(482)	165	(269)
Income tax (benefit) expense	$(70)	$863	$539
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Domestic income taxed at different rates	(1.7)%	—%	—%
State taxes, net of federal benefit	0.9%	2.2%	0.3%
Foreign income taxed at different rates	(13.4)%	(7.4)%	(5.0)%
Stock-based compensation expense	(7.3)%	(1.2)%	(3.9)%
Tax credits	(2.4)%	(2.0)%	(2.4)%
Change in valuation allowances	0.5%	0.1%	0.1%
Intra-group transfer of intellectual property	0.7%	4.1%	7.6%
Other	—%	0.2%	0.3%
Effective income tax rate	(1.7)%	17.0%	18.0%

For the year ended December 31, 2021, the difference between the effective income tax rate and the U.S. federal statutory rate of 21% to income before income taxes was primarily the result of foreign income taxed at different rates and stock-based compensation deductions. For the year ended December 31, 2020, the difference between the effective income tax rate and the U.S. federal statutory rate of 21% to income before income taxes was primarily the result of foreign income taxed at different rates, partially offset by tax expense related to the intra-group transfer of intellectual property. For the year ended December 31, 2019, the difference between the effective income tax rate and the federal statutory rate of 21% to income before income taxes was primarily the result of foreign income taxed at different rates and stock-based compensation deductions, partially offset by tax expense related to the intra-group transfer of intellectual property.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2020
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$317	$201
Accruals, allowances, and prepaids	622	413
Lease liabilities	176	188
Partnership investment	5	6
Stock-based compensation	188	196
Net unrealized losses	23	4
Fixed assets and other intangibles	84	—
Total deferred tax assets	1,415	1,008
Valuation allowance	(274)	(166)
Net deferred tax assets	$1,141	$842
Deferred tax liabilities:
Unremitted foreign earnings	$(35)	$(21)
Fixed assets and other intangibles	—	(70)
Acquired intangibles	(240)	(72)
ROU lease assets	(154)	(172)
Net unrealized gains	(351)	(440)
Total deferred tax liabilities	(780)	(775)
Net deferred tax assets	$361	$67
The following table shows the deferred tax assets and liabilities within our consolidated balance sheets:

		As of December 31,
		2021	2020
	Balance Sheet Location	(In millions)
Total deferred tax assets (non-current)	Other assets	$547	$142
Total deferred tax liabilities (non-current)	Deferred tax liability and other long-term liabilities	(186)	(75)
Total net deferred tax assets		$361	$67

As of December 31, 2021, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $9 million, $301 million, and $525 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2022, and the state net operating loss carryforwards will begin to expire in 2023. Approximately $119 million of the foreign net operating loss carryforwards will begin to expire in 2022, $136 million will begin to expire in 2024, $57 million will begin to expire in 2034, and $213 million has no expiration date and may be carried forward indefinitely. As of December 31, 2021, our federal and state tax credit carryforwards for income tax purposes were approximately $15 million and $332 million, respectively. If not utilized, the federal tax credits will begin to expire in 2029. Approximately $19 million of the state tax credits will begin to expire in 2022, $26 million will begin to expire in 2028, $8 million will begin to expire in 2037, and $279 million may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We have elected the tax law ordering approach to assess the realizability of our net operating losses. During the years ended December 31, 2021 and 2019, we increased our valuation allowance by $108 million and $52 million, respectively, and during the year ended December 31, 2020, we decreased our valuation allowance by $18 million. At December 31, 2021, 2020, and 2019, we maintained a valuation allowance with respect to our net deferred tax assets in certain states, operating losses in certain state and foreign jurisdictions, and certain federal and state tax credits that we believe are not likely to be realized.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2021, none of our approximately $8.4 billion of unremitted foreign earnings are considered to be indefinitely reinvested. We have accrued $35 million of deferred U.S. state income and foreign withholding taxes on the $8.4 billion of undistributed foreign earnings.

We benefit from agreements concluded in certain jurisdictions, most significantly Singapore and, through 2019, Luxembourg. In December 2019, a new agreement was concluded in Singapore. The new agreement took effect January 1, 2021 and will be in effect from 2021 through 2030. In December 2019, the Luxembourg government passed legislation confirming that tax agreements granted before January 1, 2015 will no longer be binding after December 31, 2019. These agreements result in significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under these agreements. These agreements resulted in tax savings of approximately $327 million, $596 million, and $472 million in 2021, 2020, and 2019, respectively. The benefit of these agreements on our net income per share (diluted) was approximately $0.28, $0.50, and $0.40 in 2021, 2020, and 2019, respectively.
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$1,479	$1,141	$800
Increases related to prior period tax positions	172	92	97
Decreases related to prior period tax positions	(187)	(78)	(28)
Increases related to current period tax positions	232	360	336
Settlements	(15)	(34)	(63)
Statute of limitation expirations	(3)	(2)	(1)
Gross amounts of unrecognized tax benefits as of the end of the period	$1,678	$1,479	$1,141
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $1.2 billion.

For the years ended December 31, 2021, 2020, and 2019, we recognized net interest and penalties of $6 million, $40 million, and $63 million, respectively, related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2021 and 2020 was approximately $212 million and $211 million, respectively.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2010 to 2020 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2009 primarily include the U.S. (Federal and California), Germany, India, Israel, and Singapore. During 2021, we settled income tax audits in various jurisdictions including Germany and India. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2021 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—RESTRUCTURING AND OTHER CHARGES

In the first quarter of the year ended December 31, 2020, management approved a strategic reduction of the existing global workforce, which resulted in restructuring charges of $27 million and $109 million in 2021 and 2020, respectively. In the first quarter of the year ended December 31, 2019, management approved strategic reductions of the existing global workforce, which resulted in a restructuring charge of $78 million.

The approved strategic reduction in 2020 was part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, substantially all of which have been accrued as of the second quarter of 2021.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2021:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2021	$55
Charges	27
Payments	(77)
Accrued liability as of December 31, 2021	$5
Additionally, in 2021 and 2020, we incurred asset impairment charges of $26 million and $30 million, respectively, due to the exiting of certain leased properties which resulted in a reduction of certain ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

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

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charged to Other Accounts(2)	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2019	$344	$1,092	$—	$(1,037)	$399
Year Ended December 31, 2020	$399	$1,135	$—	$(1,120)	$414
Year Ended December 31, 2021	$414	$1,153	$—	$(1,212)	$355
Allowance for Loans and Interest Receivable
Year Ended December 31, 2019(1)	$172	$325	$—	$(239)	$258
Year Ended December 31, 2020	$258	$689	$210	$(319)	$838
Year Ended December 31, 2021	$838	$(104)	$—	$(243)	$491
(1) Allowance for loans and interest receivable for the year end December 31, 2019 was based on accounting guidance which was superseded by the adoption of the Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), effective January 1, 2020.
(2) The amount is related to the impact of the adjustment recorded for adoption of CECL.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
2.02	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and Bill Me Later, Inc.		8-K	11/16/2017
2.03	Purchase and Sale Agreement, dated as of November 10, 2017, by and between Synchrony Bank and PayPal (Europe) S.à r.l. et Cie. S.C.A.		8-K	11/16/2017
2.04	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and Bill Me Later, Inc.		10-Q	7/26/2018
2.05	Amendment No. 1 to the Purchase and Sale Agreement, dated as of April 12, 2018, by and between Synchrony Bank and PayPal (Europe) S.à r.l. et Cie. S.C.A.		10-Q	7/26/2018
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws effective January 17, 2019		8-K	1/18/2019
4.01	Description of Securities		10-K	2/6/2020
4.02	Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.03	Officer’s Certificate, dated as of September 26, 2019, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.04	Form of 2022 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.05	Form of 2024 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.06	Form of 2026 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.07	Form of 2029 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.08	Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	5/18/2020
4.09	Form of 2023 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.10	Form of 2025 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.11	Form of 2030 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.12	Form of 2050 Note (included in Exhibit 4.08)		8-K	5/18/2020
10.01	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated July 17, 2015		8-K	7/20/2015
10.02	Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents		8-K	9/12/2019
10.03	364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	9/12/2019
10.04+	PayPal Employee Incentive Plan, as amended and restated.		DEF 14A	4/14/2016
10.05+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan		8-K	5/25/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.06+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019
10.07+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated, effective as of September 27, 2021		10-Q	11/9/2021
10.08+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers		10-12B/A	5/14/2015
10.09+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.10+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated		10-Q	4/27/2017
10.11+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.12+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.13+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.14+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.15+	Amendment to PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		10-Q	11/9/2021
10.16+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.17+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.18+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland		10-K	2/11/2016
10.19+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach		10-K	2/11/2016
10.20+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.21+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.22+	Letter Agreement effective February 20, 2019 between Mark Britto and PayPal Holdings, Inc.		10-Q	4/25/2019
10.23+	Independent Director Compensation Policy		10-K	2/5/2021
10.24+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated		10-Q	7/29/2021
10.25	First Amendment, dated as of March 23, 2020, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents		10-Q	5/7/2020
10.26	First Amendment, dated as of March 23, 2020, to the 364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent		10-Q	5/7/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.27	Joinder Agreement, dated as of March 25, 2020, among PayPal International Treasury Centre S.à r.l., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.28	Joinder Agreement, dated as of March 25, 2020, among PayPal (Europe) S.à r.l. et Cie, S.C.A., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.29	Joinder Agreement, dated as of March 27, 2020, among PayPal Pte. Ltd., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.30	Joinder Agreement, dated as of March 31, 2020, among PayPal Australia Pty Limited, PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.31	Second Amendment, dated as of January 7, 2022, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan AG, as the Administrative Agents	X
21.01	List of Subsidiaries	X
22.01	PricewaterhouseCoopers LLP consent	X
23.01	Power of Attorney (see signature page)	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
101	The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	X
+ Indicates a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2022.

PayPal Holdings, Inc.

By:	/s/ Daniel H. Schulman
	Name: Title:	Daniel H. Schulman President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Schulman, John D. Rainey, Bimal Patel, Brian Y. Yamasaki and Jeffrey W. Karbowski, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 3, 2022.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Daniel H. Schulman	By:	/s/ John D. Rainey
	Daniel H. Schulman		John D. Rainey
	President, Chief Executive Officer and Director		Chief Financial Officer and Executive Vice President, Global Customer Operations

Principal Accounting Officer:

		By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Jonathan Christodoro
	Rodney C. Adkins		Jonathan Christodoro
	Director		Director

By:	/s/ John J. Donahoe	By:	/s/ David W. Dorman
	John J. Donahoe		David W. Dorman
	Director		Director

By:	/s/ Belinda Johnson	By:	/s/ Enrique Lores
	Belinda Johnson		Enrique Lores
	Director		Director

By:	/s/ Gail J. McGovern	By:	/s/ Deborah M. Messemer
	Gail J. McGovern		Deborah M. Messemer
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Ann M. Sarnoff
	David M. Moffett		Ann M. Sarnoff
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director