Form 10-Q
period 2022-03-31
PayPal Holdings, Inc.
filed 2022-04-28
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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
Yes ☐ No  ☒
As of April 22, 2022, there were 1,158,039,929 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,861	$5,197
Short-term investments	3,104	4,303
Accounts receivable, net	850	800
Loans and interest receivable, net of allowances of $476 and $491 as of March 31, 2022 and December 31, 2021, respectively	5,223	4,846
Funds receivable and customer accounts	37,046	36,141
Prepaid expenses and other current assets	1,298	1,287
Total current assets	52,382	52,574
Long-term investments	7,145	6,797
Property and equipment, net	1,861	1,909
Goodwill	11,370	11,454
Intangible assets, net	1,185	1,332
Other assets	1,862	1,737
Total assets	$75,805	$75,803
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140	$197
Funds payable and amounts due to customers	39,746	38,841
Accrued expenses and other current liabilities	3,828	3,755
Income taxes payable	253	236
Total current liabilities	43,967	43,029
Deferred tax liability and other long-term liabilities	3,013	2,998
Long-term debt	8,222	8,049
Total liabilities	55,202	54,076
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,161 and 1,168 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 143 and 132 shares as of March 31, 2022 and December 31, 2021, respectively	(13,380)	(11,880)
Additional paid-in-capital	17,383	17,208
Retained earnings	17,044	16,535
Accumulated other comprehensive income (loss)	(444)	(136)
Total equity	20,603	21,727
Total liabilities and equity	$75,805	$75,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share data)
	(Unaudited)
Net revenues	$6,483	$6,033
Operating expenses:
Transaction expense	2,817	2,275
Transaction and credit losses	369	273
Customer support and operations	534	518
Sales and marketing	594	602
Technology and development	815	741
General and administrative	607	524
Restructuring and other charges	36	58
Total operating expenses	5,772	4,991
Operating income	711	1,042
Other income (expense), net	(82)	(170)
Income before income taxes	629	872
Income tax expense (benefit)	120	(225)
Net income	$509	$1,097

Net income per share:
Basic	$0.44	$0.94
Diluted	$0.43	$0.92

Weighted average shares:
Basic	1,163	1,173
Diluted	1,172	1,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(In millions)
	(Unaudited)
Net income	$509	$1,097
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(95)	(53)
Net investment hedges CTA gains, net	21	—
Tax expense on net investment hedges CTA gains, net	(5)	—
Unrealized (losses) gains on cash flow hedges, net	(3)	198
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	—	(3)
Unrealized losses on investments, net	(293)	(15)
Tax benefit on unrealized losses on investments, net	67	4
Other comprehensive income (loss), net of tax	(308)	131
Comprehensive income	$201	$1,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	509	509
Foreign CTA	—	—	—	(95)	—	(95)
Net investment hedges CTA gains, net	—	—	—	21	—	21
Tax expense on net investment hedges CTA gains, net	—	—	—	(5)	—	(5)
Unrealized losses on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized losses on investments, net	—	—	—	(293)	—	(293)
Tax benefit on unrealized losses on investments, net	—	—	—	67	—	67
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	4	—	(273)	—	—	(273)
Common stock repurchased	(11)	(1,500)	—	—	—	(1,500)
Stock-based compensation	—	—	447	—	—	447
Other	—	—	1	—	—	1
Balances at March 31, 2022	1,161	$(13,380)	$17,383	$(444)	$17,044	$20,603

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	1,097	—	1,097
Foreign CTA	—	—	—	(53)	—	—	(53)
Unrealized gains on cash flow hedges, net	—	—	—	198	—	—	198
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	—	(3)
Unrealized losses on investments, net	—	—	—	(15)	—	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(870)	—	—	—	(870)
Common stock repurchased	(5)	(1,323)	—	—	—	—	(1,323)
Stock-based compensation	—	—	387	—	—	—	387
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at March 31, 2021	1,174	$(9,830)	$16,161	$(353)	$13,463	$—	$19,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$509	$1,097
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	369	273
Depreciation and amortization	328	300
Stock-based compensation	429	368
Deferred income taxes	(16)	—
Net (gains) losses on strategic investments	(14)	120
Other	74	51
Changes in assets and liabilities:
Accounts receivable	(50)	(97)
Accounts payable	(29)	(34)
Income taxes payable	17	(33)
Other assets and liabilities	(375)	(287)
Net cash provided by operating activities	1,242	1,758
Cash flows from investing activities:
Purchases of property and equipment	(191)	(221)
Proceeds from sales of property and equipment	3	—
Purchases and originations of loans receivable	(5,525)	(2,133)
Principal repayment of loans receivable	5,054	2,208
Purchases of investments	(8,604)	(10,975)
Maturities and sales of investments	8,751	9,718
Funds receivable	(239)	(180)
Net cash used in investing activities	(751)	(1,583)
Cash flows from financing activities:
Proceeds from issuance of common stock	3	2
Purchases of treasury stock	(1,500)	(1,323)
Tax withholdings related to net share settlements of equity awards	(244)	(863)
Borrowings under financing arrangements	286	—
Repayments under financing arrangements	(104)	—
Funds payable and amounts due to customers	863	3,011
Other financing activities	1	—
Net cash (used in) provided by financing activities	(695)	827
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(42)
Net change in cash, cash equivalents, and restricted cash	(186)	960
Cash, cash equivalents, and restricted cash at beginning of period	18,029	18,040
Cash, cash equivalents, and restricted cash at end of period	$17,843	$19,000

Supplemental cash flow disclosures:
Cash paid for interest	$12	$12
Cash paid for income taxes, net	$47	$87

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$4,861	$5,717
Short-term investments	27	26
Funds receivable and customer accounts	12,955	13,257
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$17,843	$19,000
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
As of December 31, 2021, we had consolidated two VIEs that provided financing for and held loans receivable of Paidy, Inc. (“Paidy”). We were the primary beneficiary of the VIEs as we performed the servicing and collection for the loans receivable which were the activities that most significantly impacted the VIE’s economic performance and we had the obligation to absorb the losses and/or the right to receive the benefits of the VIE that could potentially be significant to these entities. The financial results of our consolidated VIEs were included in the condensed consolidated financial statements. As of December 31, 2021, the carrying value of the assets and liabilities of our consolidated VIEs was included as short-term investments of $87 million, loans and interest receivable, net of $21 million, and long-term debt of $98 million. Cash of $87 million, included in short-term investments, was restricted to settle the debt obligations. As of March 31, 2022, we have terminated Paidy’s legacy debt structure with a new credit agreement executed in February 2022. As a result, we no longer have any consolidated VIEs as of March 31, 2022. See “Note 12—Debt” for additional information.
As of March 31, 2022 and December 31, 2021, the carrying value of our investments that are in nonconsolidated VIEs was $86 million and $74 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $230 million and $205 million as of March 31, 2022 and December 31, 2021, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 3, 2022.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2022.

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

Recent accounting guidance

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance for an entity to consider when it operates a platform that allows its users to transact in crypto-assets and that engages in activities in which it has obligations to safeguard customers’ crypto-assets, whether directly or through an agent or another third party acting on its behalf. The interpretive guidance requires a reporting entity to record a liability to reflect its obligation to safeguard the crypto-assets held for its platform users with a corresponding asset, regardless of its assessment as to who controls the crypto-asset. The crypto-asset safeguarding liability and related asset will be measured at the fair value of the crypto-assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events. SAB 121 also requires disclosures related to the entity’s safeguarding obligations for crypto-assets held for its platform users. SEC registrants are expected to comply with SAB 121 in the first interim or annual financial statements ending after June 15, 2022 with retrospective application as of the beginning of the fiscal year. We are evaluating the approach to, and impact of, adopting this new accounting guidance on our condensed consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The amended guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. We are evaluating the approach to, and impact of, adopting this new accounting guidance on our condensed consolidated financial statements.

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This amended guidance provides transition relief for the accounting impact of reference rate reform. For a limited period, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions affected by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. Our exposure to London Interbank Offered Rate (“LIBOR”) is primarily limited to an insignificant portion of our available-for-sale debt securities. Accordingly, we do not expect reference rate reform to have a material impact on our condensed consolidated financial statements.

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

DISAGGREGATION OF REVENUE
We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate as one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and types of revenue categories (transaction revenues and revenues from other value added services). Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially the same.

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Primary geographical markets
U.S.	$3,671	$3,063
United Kingdom (“U.K.”)	526	625
Other countries(1)	2,286	2,345
Total net revenues(2)	$6,483	$6,033

Revenue category
Transaction revenues	$5,998	$5,621
Revenues from other value added services	485	412
Total net revenues(2)	$6,483	$6,033
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $187 million and $59 million for the three months ended March 31, 2022 and 2021, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest, fees, and gains earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$509	$1,097
Denominator:
Weighted average shares of common stock - basic	1,163	1,173
Dilutive effect of equity incentive awards	9	17
Weighted average shares of common stock - diluted	1,172	1,190
Net income per share:
Basic	$0.44	$0.94
Diluted	$0.43	$0.92
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	6	2

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in the three months ended March 31, 2022 or 2021.

ACQUISITIONS COMPLETED IN 2021

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The intangible assets acquired consist primarily of merchant contracts, trade name/trademarks, and developed technology with estimated useful lives of three to seven years. Contractual gross loans and interest receivable acquired were $216 million. We expect to collect substantially all of these receivables. The excess of the purchase consideration, including the fair value of our equity investment, over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is attributable to the workforce of Paidy and the synergies expected to arise from the acquisition, including continued customer acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

In connection with the acquisition, we issued restricted stock and restricted stock units with an approximate grant date fair value of $161 million, which represents post-business combination expense. The equity granted is a combination of shares issued to certain former Paidy employees subject to a holdback arrangement and assumed Paidy employee equity grants, which vest over a period of up to approximately four years and are subject to continued employment.

Other Acquisitions

In 2021, we completed four other acquisitions accounted for as business combinations. The total purchase price for these acquisitions was $542 million, consisting primarily of cash consideration. The allocation of purchase consideration resulted in approximately $90 million of technology, customer, and marketing related intangible assets with estimated useful lives ranging from approximately one to seven years, net assets of $17 million, and initial goodwill of approximately $435 million attributable to the workforce of the acquired companies and the synergies expected to arise from these acquisitions, including the integration of the acquired technology with our existing product offerings. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

OTHER INFORMATION

Prior to acquisition, we held minority interests in certain of the companies we acquired in 2021. We remeasured these investments immediately before the completion of the respective acquisitions at a total acquisition-date fair value of $64 million, which resulted in an aggregate gain of $36 million recognized as other income (expense), net in our condensed consolidated statements of income. The acquisition-date fair value was derived using the value paid less a control premium based on market analysis performed by a third party.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2022:

	December 31, 2021	Goodwill Acquired	Adjustments	March 31, 2022
	(In millions)
Total goodwill	$11,454	$—	$(84)	$11,370

The adjustments to goodwill during the three months ended March 31, 2022 pertain primarily to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	March 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,704	$(967)	$737	7	$1,726	$(919)	$807	7
Marketing related	400	(321)	79	5	405	(315)	90	5
Developed technology	1,107	(879)	228	3	1,109	(822)	287	3
All other	455	(314)	141	7	454	(306)	148	7
Intangible assets, net	$3,666	$(2,481)	$1,185		$3,694	$(2,362)	$1,332

Amortization expense for intangible assets was $118 million and $106 million for the three months ended March 31, 2022 and 2021, respectively.

Expected future intangible asset amortization as of March 31, 2022 was as follows (in millions):

Fiscal years:
Remaining 2022	$348
2023	226
2024	207
2025	169
2026	111
Thereafter	124
Total	$1,185

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

As of March 31, 2022, we had no finance leases.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Lease expense
Operating lease expense	$42	$45
Sublease income	(2)	(2)
Lease expense, net	$40	$43

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41	$42
Right-of-use (“ROU”) lease assets obtained in exchange for operating lease liabilities	$73	$1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
	(In millions, except weighted-average figures)
Operating ROU lease assets	$693	$659
Other current operating lease liabilities	155	142
Operating lease liabilities	651	620
Total operating lease liabilities	$806	$762
Weighted-average remaining lease term—operating leases	5.9 years	6.1 years
Weighted-average discount rate—operating leases	3%	3%
Future minimum lease payments for our operating leases as of March 31, 2022 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2022	$131
2023	175
2024	156
2025	116
2026	98
Thereafter	202
Total	$878
Less: present value discount	(72)
Lease liability	$806

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

In the three months ended March 31, 2022 and 2021, we incurred asset impairment charges of $16 million and $26 million, respectively, within restructuring and other charges on our condensed consolidated statements of income. The impairments included a reduction to our ROU lease assets in the amount of $10 million and $21 million, respectively, which were attributed to certain leased space we are no longer utilizing for our core business operations, of which a portion is being subleased.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2022, we have additional operating leases, primarily for real estate and data centers, which will commence in the second quarter of 2022 or later with minimum lease payments aggregating to $5 million and lease terms ranging from three to nine years.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	44	(293)	(95)	21	62	(261)
Less: Amount of gain reclassified from accumulated other comprehensive income (“AOCI”)	47	—	—	—	—	47
Net current period other comprehensive income (loss)	(3)	(293)	(95)	21	62	(308)
Ending balance	$196	$(380)	$(365)	$45	$60	$(444)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	139	(15)	(53)	—	1	72
Less: Amount of loss reclassified from AOCI	(59)	—	—	—	—	(59)
Net current period other comprehensive income (loss)	198	(15)	(53)	—	1	131
Ending balance	$(125)	$(4)	$(251)	$24	$3	$(353)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2022	2021
	(In millions)
Gains (losses) on cash flow hedges—foreign exchange contracts	$47	$(59)	Net revenues
Unrealized gains (losses) on investments	—	—	Other income (expense), net
	$47	$(59)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$47	$(59)	Net income

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Interest income	$15	$15
Interest expense	(59)	(58)
Net gains (losses) on strategic investments	14	(120)
Other	(52)	(7)
Other income (expense), net	$(82)	$(170)

NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$12,955	$12,723
Time deposits	122	334
Available-for-sale debt securities	18,916	18,336
Funds receivable	5,053	4,748
Total funds receivable and customer accounts	$37,046	$36,141
Short-term investments:
Time deposits	$302	$590
Available-for-sale debt securities	2,775	3,604
Restricted cash	27	109
Total short-term investments	$3,104	$4,303
Long-term investments:
Time deposits	$35	$45
Available-for-sale debt securities	3,921	3,545
Strategic investments	3,189	3,207
Total long-term investments	$7,145	$6,797

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2022 and December 31, 2021, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2022(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,592	$—	$(146)	$9,446
Foreign government and agency securities	2,005	—	(37)	1,968
Corporate debt securities	4,665	—	(62)	4,603
Asset-backed securities	1,170	—	(14)	1,156
Municipal securities	60	—	(1)	59
Short-term investments:
U.S. government and agency securities	405	—	—	405
Foreign government and agency securities	371	—	(2)	369
Corporate debt securities	1,513	—	(3)	1,510
Asset-backed securities	482	—	(3)	479
Long-term investments:
U.S. government and agency securities	568	—	(25)	543
Foreign government and agency securities	719	—	(24)	695
Corporate debt securities	1,425	—	(49)	1,376
Asset-backed securities	1,321	—	(14)	1,307
Total available-for-sale debt securities(2)	$24,296	$—	$(380)	$23,916
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $43 million and $36 million at March 31, 2022 and December 31, 2021, respectively, and were included in other current assets on our condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses has not been deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2022(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,857	$(131)	$385	$(15)	$8,242	$(146)
Foreign government and agency securities	1,777	(33)	151	(4)	1,928	(37)
Corporate debt securities	1,741	(62)	—	—	1,741	(62)
Asset-backed securities	1,130	(14)	—	—	1,130	(14)
Municipal securities	49	(1)	—	—	49	(1)
Short-term investments:
U.S. government and agency securities	231	—	—	—	231	—
Foreign government and agency securities	359	(2)	10	—	369	(2)
Corporate debt securities	380	(3)	—	—	380	(3)
Asset-backed securities	428	(3)	—	—	428	(3)
Long-term investments:
U.S. government and agency securities	543	(25)	—	—	543	(25)
Foreign government and agency securities	555	(18)	139	(6)	694	(24)
Corporate debt securities	1,196	(45)	171	(4)	1,367	(49)
Asset-backed securities	959	(14)	—	—	959	(14)
Total available-for-sale debt securities	$17,205	$(351)	$856	$(29)	$18,061	$(380)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three months ended March 31, 2022 and 2021.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2022
	Amortized Cost	Fair Value
	(In millions)
One year or less	$10,306	$10,273
After one year through five years	12,065	11,731
After five years through ten years	1,834	1,822
After ten years	91	90
Total	$24,296	$23,916

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income. Marketable equity securities totaled $1.6 billion and $1.9 billion as of March 31, 2022 and December 31, 2021, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, we had non-marketable equity securities of $92 million and $79 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income. The carrying value of our non-marketable equity securities totaled $1.6 billion and $1.3 billion as of March 31, 2022 and December 31, 2021, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Carrying amount, beginning of period	$1,268	$779
Adjustments related to non-marketable equity securities:
Net additions(1)	4	10
Gross unrealized gains	197	12
Carrying amount, end of period	$1,469	$801
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative for investments held at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
	(In millions)
Cumulative gross unrealized gains	$911	$733
Cumulative gross unrealized losses and impairments	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net unrealized losses	$(36)	$(149)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$480	$—	$480
Short-term investments(2):
U.S. government and agency securities	405	—	405
Foreign government and agency securities	381	—	381
Corporate debt securities	1,510	—	1,510
Asset-backed securities	479	—	479
Total short-term investments	2,775	—	2,775
Funds receivable and customer accounts(3):
Cash and cash equivalents	362	—	362
U.S. government and agency securities	9,446	—	9,446
Foreign government and agency securities	3,461	—	3,461
Corporate debt securities	4,794	—	4,794
Asset-backed securities	1,156	—	1,156
Municipal securities	59	—	59
Total funds receivable and customer accounts	19,278	—	19,278
Derivatives	351	—	351
Long-term investments(2),(4):
U.S. government and agency securities	543	—	543
Foreign government and agency securities	695	—	695
Corporate debt securities	1,376	—	1,376
Asset-backed securities	1,307	—	1,307
Marketable equity securities	1,628	1,628	—
Total long-term investments	5,549	1,628	3,921
Total financial assets	$28,433	$1,628	$26,805
Liabilities:
Derivatives	$134	$—	$134
(1) Excludes cash of $4.4 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $27 million and time deposits of $337 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $17.8 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.6 billion measured using the Measurement Alternative or equity method accounting.

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

As of March 31, 2022 and December 31, 2021, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts	$1,684	$2,327
Short-term investments	$12	$13
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Funds receivable and customer accounts	$(34)	$(67)
Short-term investments	$—	$(11)
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets and liabilities held as of March 31, 2022 and December 31, 2021 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively:

	March 31, 2022	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$636	$636
Other assets(2)	24	24
Total	$660	$660
(1) Excludes non-marketable equity investments of $833 million accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2022.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the three months ended March 31, 2022. See “Note 6—Leases” for additional information.

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
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2021.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our long-term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $9.0 billion and fair value of approximately $8.7 billion as of March 31, 2022. Our fixed rate notes had a carrying value of approximately $9.0 billion and fair value of approximately $9.3 billion as of December 31, 2021. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash flow hedges

We have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of these foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of March 31, 2022, we estimated that $185 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2022 and 2021, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Net investment hedge

We use forward foreign currency exchange contracts to reduce the foreign currency exchange risk related to our investment in certain foreign subsidiaries. These derivatives are designated as net investment hedges and accordingly, the gain and loss on the portion of the derivative included in the assessment of hedge effectiveness is recorded in AOCI as part of foreign currency translation. We exclude the forward points from the assessment of hedge effectiveness and recognize them in other income (expense), net on a straight-line basis over the life of the hedge.

The accumulated gains and losses associated with these instruments will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flow associated with derivatives designated as a net investment hedge are classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

We have not reclassified any gains or losses related to the net investment hedges from AOCI into earnings during any of the periods presented.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of March 31, 2022 and December 31, 2021 was as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$220	$205
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	45	21
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	86	78
Total derivative assets		$351	$304

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$35	$27
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	5	—
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	94	103
Total derivative liabilities		$134	$130

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with respective counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $55 million as of March 31, 2022 and $102 million as of December 31, 2021. We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	March 31, 2022	December 31, 2021
	(In millions)
Cash collateral posted(1)	$6	$5
Cash collateral received(2)	$235	$209
(1) Right to reclaim cash collateral related to our derivative liabilities recognized in other current assets on our condensed consolidated balance sheets.
(2) Obligation to return counterparty cash collateral related to our derivative assets recognized in other current liabilities on our condensed consolidated balance sheets.

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the condensed consolidated statements of income and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2022		2021
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income in which the effects of cash flow hedges and net investment hedges are recorded	$6,483	$(82)	$6,033	$(170)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign exchange contracts reclassified from AOCI	47	—	(59)	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	9	—	—
(Losses) gains on derivatives not designated as hedging instruments:
Amount of (losses) gains on foreign exchange contracts	—	(39)	—	41
Total gains (losses)	$47	$(30)	$(59)	$41

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Unrealized gains on foreign exchange contracts designated as cash flow hedges	$44	$139
Unrealized gains on foreign exchange contracts designated as net investment hedges	21	—
Total unrealized gains recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income	$65	$139

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

	March 31, 2022	December 31, 2021
	(In millions)
Foreign exchange contracts designated as hedging instruments	$7,205	$5,349
Foreign exchange contracts not designated as hedging instruments	12,334	20,414
Total	$19,539	$25,763

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K.; once a consumer is approved for credit, it is made available to them as a funding source. Additionally, we offer installment credit products at the time of checkout in various locations including the U.S., Europe, Australia, and Japan. The majority of the installment loans allow consumers to pay for purchases over periods of 12 months or less. As of March 31, 2022 and December 31, 2021, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.1 billion and $3.8 billion, respectively.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through the full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history with our credit products where available. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

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

March 31, 2022
(In millions, except percentages)

Installment Loans Amortized Cost Basis
	Revolving Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Total	Percent
Current	$1,744	$1,773	$470	$—	$—	$—	$3,987	96.9%
30 - 59 Days	21	13	6	—	—	—	40	1.0%
60 - 89 Days	13	1	15	—	—	—	29	0.7%
90 - 179 Days	26	—	33	—	—	—	59	1.4%
Total(1)	$1,804	$1,787	$524	$—	$—	$—	$4,115	100%
(1) Excludes receivables from other consumer credit products of $39 million at March 31, 2022.

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2022 and 2021:

	March 31, 2022			March 31, 2021
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$243	$43	$286	$299	$53	$352
Provisions	43	6	49	6	2	8
Charge-offs	(42)	(9)	(51)	(20)	(4)	(24)
Recoveries	3	—	3	5	—	5
Other(2)	(6)	(1)	(7)	2	1	3
Ending balance	$241	$39	$280	$292	$52	$344
(1) Excludes allowances from other consumer credit products of $3 million at both March 31, 2022 and 2021.
(2) Includes amounts related to foreign currency remeasurement.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The provision for the three months ended March 31, 2022 was primarily attributable to originations in the consumer portfolio, partially offset by improvements in the credit quality of the consumer portfolio and a reduction in the volatility of model inputs representing current and projected macroeconomic conditions. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions.

The increase in charge-offs for the three months ended March 31, 2022 compared to the same period in the prior year was due to growth in the consumer portfolio driven primarily by the expansion of our short-term installment products.

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

MERCHANT RECEIVABLES

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as the merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by WebBank and are responsible for servicing functions related to that portfolio. During the three months ended March 31, 2022 and 2021, we purchased approximately $605 million and $297 million in credit receivables, respectively. As of March 31, 2022 and December 31, 2021, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.5 billion and $1.4 billion, respectively, net of the participation interest sold to WebBank of $68 million and $63 million, respectively.

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

The interest or fee is fixed at the time the loan or advance is extended and is recognized as deferred revenue in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The fixed interest or fee is amortized into revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan, which generally ranges from 3 to 12 months.

We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period, as well as the credit quality of our merchant loans and advances that we extend or purchase, so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, prior repayment history with PayPal’s credit products where available, information sourced from consumer and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist WebBank in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans, advances, and interest and fees receivable.

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

March 31, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Current	$715	$531	$105	$77	$3	$1,431	92.6%
30 - 59 Days	5	23	9	9	—	46	3.0%
60 - 89 Days	1	11	5	6	—	23	1.5%
90 - 179 Days	—	17	9	7	1	34	2.2%
180+ Days	—	1	4	5	1	11	0.7%
Total	$721	$583	$132	$104	$5	$1,545	100%

December 31, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$1,100	$129	$95	$3	$—	$1,327	91.8%
30 - 59 Days	24	12	12	1	—	49	3.4%
60 - 89 Days	10	8	7	—	—	25	1.7%
90 - 179 Days	10	11	11	1	—	33	2.3%
180+ Days	—	4	7	1	—	12	0.8%
Total(1)	$1,144	$164	$132	$6	$—	$1,446	100%
(1) Balances include the impact of modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the three months ended March 31, 2022 and 2021:

	March 31, 2022			March 31, 2021
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$192	$9	$201	$440	$43	$483
Provisions	5	1	6	(15)	(2)	(17)
Charge-offs	(21)	(2)	(23)	(71)	(6)	(77)
Recoveries	9	—	9	8	—	8
Ending balance	$185	$8	$193	$362	$35	$397

The provision for the three months ended March 31, 2022 was primarily attributable to originations in the merchant portfolio mostly offset by improvements in the credit quality of our merchant portfolio and a reduction in the volatility of model inputs representing current and projected macroeconomic conditions. Qualitative adjustments were made to account for historical loss rates and uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below.

The decrease in the charge-offs for the three months ended March 31, 2022 compared to the same period in the prior year was due to improved credit quality of our merchant loan portfolio due to modifications in the acceptable risk parameters, which tightened eligibility requirements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment within the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenue in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Charge-offs that are recovered are recorded as a reduction to our allowance for loans and interest receivable.

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

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income in the three months ended March 31, 2022 and 2021.

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

During the three months ended March 31, 2022, the merchant loans and interest receivables which have been modified as TDRs were de minimis. The following table shows the merchant loans and interest receivables which were modified as TDRs in the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	2	$31	36
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the three months ended March 31, 2022 and 2021, the amount of merchant loans and interest receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of both March 31, 2022 and December 31, 2021, we had an outstanding aggregate principal amount of $9.0 billion related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	March 31, 2022	December 31, 2021
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$1,000	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	1,000	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000
Total term debt			$9,000	$9,000

Unamortized premium (discount) and issuance costs, net			(48)	(50)
Less: current portion of long-term debt(1)			(999)	(999)
Total carrying amount of long-term debt			$7,953	$7,951
(1) The current portion of long-term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million for both the three months ended March 31, 2022 and 2021.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion (approximately $493 million as of March 31, 2022). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. We are obligated to pay interest on loans under the Paidy Credit Agreement. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40 percent to 0.60 percent. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable on February 8, 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio. In March 2022, ¥32.8 billion (approximately $269 million) was drawn down under the Paidy Credit Agreement, which was recorded in long-term debt on our condensed consolidated balance sheet. Accordingly, at March 31, 2022, ¥27.2 billion (approximately $224 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three months ended March 31, 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Prior credit agreement

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”) which provided for a secured revolving credit facility of ¥22.8 billion (approximately $198 million at acquisition). As of December 31, 2021, ¥11.3 billion (approximately $98 million) was outstanding under the Prior Credit Agreement, which was recorded in long-term debt on our consolidated balance sheet. Accordingly, at December 31, 2021, ¥11.5 billion (approximately $100 million) of borrowing capacity was available for the purposes permitted by the Prior Credit Agreement, subject to customary conditions to borrowing. In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid all outstanding borrowings. The total interest expense and fees we recorded related to the Prior Credit Agreement were de minimis for the three months ended March 31, 2022.
FUTURE PRINCIPAL PAYMENTS

As of March 31, 2022, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2022	$1,000
2023	1,000
2024	1,250
2025	1,000
2026	1,250
Thereafter	3,500
Total	$9,000

Other than as provided above, there were no significant changes to the information disclosed in our 2021 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS

As of March 31, 2022 and December 31, 2021, approximately $4.4 billion and $4.1 billion, respectively, of unused credit was available to PayPal Credit account holders. Substantially all of our PayPal Credit account holders with unused credit are in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of March 31, 2022. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2022, we received a CID from the Federal Trade Commission (“FTC”) related to PayPal’s practices relating to commercial customers that submit charges on behalf of other merchants or sellers, and related activities. The CID requests the production of documents and answers to written questions. We are cooperating with the FTC in connection with this CID.

Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Securities Action”). The Securities Action asserts claims relating to our disclosure of the CFPB PayPal Credit Matter and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 consent order with the CFPB, federal consumer financial laws, and Regulation II. Defendants’ motion to dismiss the amended complaint was filed on April 18, 2022. Plaintiff's response to the motion to dismiss is due on June 2, 2022.

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

In the ordinary course of business, we include indemnification provisions in certain of our agreements with parties with whom we have commercial relationships. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. We have provided an indemnity for other types of third-party claims, which may include indemnities related to intellectual property rights, confidentiality, willful misconduct, data privacy obligations, and certain breach of contract claims, among others. We have also provided an indemnity to our payments processors in the event of card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At March 31, 2022 and December 31, 2021, the allowance for transaction losses was $115 million and $121 million, respectively. The allowance for negative customer balances was $204 million and $234 million at March 31, 2022 and December 31, 2021, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Beginning balance	$355	$414
Provision	322	281
Realized losses	(390)	(347)
Recoveries	32	20
Ending balance	$319	$368

NOTE 14—STOCK REPURCHASE PROGRAMS

During the three months ended March 31, 2022, we repurchased approximately 11 million shares of our common stock for approximately $1.5 billion at an average cost of $133.93. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. As of March 31, 2022, a total of approximately $3.6 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Customer support and operations	$73	$72
Sales and marketing	45	48
Technology and development	136	139
General and administrative	188	119
Total stock-based compensation expense	$442	$378
Capitalized as part of internal use software and website development costs	$16	$16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 16—INCOME TAXES

Our effective tax rate for the three months ended March 31, 2022 and 2021 was 19% and (26)%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates, and for the three months ended March 31, 2021, discrete tax adjustments including tax benefits related to stock-based compensation.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. As part of this effort, we are focusing on the reduction of redundant operations and simplifying our organizational structure. The associated restructuring charges during the three months ended March 31, 2022 were $20 million. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs. Additionally, we are continuing to review our facility needs due to our new work models. The strategic actions and cash payments associated with this plan are expected to be substantially completed by the fourth quarter of 2022.

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2022:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2022	$5
Charges	20
Payments	(3)
Accrued liability as of March 31, 2022	$22

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges during the three months ended March 31, 2021 were $32 million. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

Additionally, in the three months ended March 31, 2022 and 2021, we incurred asset impairment charges of $16 million and $26 million, respectively, due to the exiting of certain leased properties which resulted in a reduction of certain ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). Additionally, our forward-looking statements include expectations related to anticipated impacts of the coronavirus pandemic. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

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

Information security

Information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents and effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2021 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

RUSSIA AND UKRAINE CONFLICT

With respect to the military hostilities commenced by Russia in Ukraine in February 2022, our priority is the safety and well-being of our PayPal employee community impacted by these events. We continue to take actions to comply with all applicable restrictions and sanctions that may impact our operations. In March 2022, we suspended our transactional services in Russia. We are unable to reasonably estimate the total potential financial impact that may ultimately result from this situation. In the three months ended March 31, 2022 and the year ended December 31, 2021, our total net revenues related to Russia and Ukraine were not material. For additional information regarding the risks related to the Russia and Ukraine conflict and its potential negative impacts on our business, see Part II, Item 1A, Risk Factors of this Form 10-Q.

COVID-19

The coronavirus (“COVID-19”) pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants has caused, and may continue to cause us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. During the first quarter of 2022, we reopened many of our physical offices in locations where permitted by the government authorities. Employees in these locations have been allowed to return to the office on a voluntary basis. We will continue to actively monitor the situation and may take further actions that alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

The spread of COVID-19 accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. While our business has experienced some benefits from these behavioral shifts, as pandemic-related restrictions have decreased and consumers have begun reverting to pre-COVID-19 behaviors, the growth in our results of operations has been, and may continue to be, adversely impacted.

The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have impacted, and are expected to continue to impact, our operations and business. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain. For additional information on how the COVID-19 pandemic has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to Part I, Item 1A, Risk Factors in our 2021 Form 10-K.

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of the transition period on December 31, 2020. PayPal (Europe) S.à.r.l. et Cie, SCA (“PayPal (Europe)”) operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K. financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal (Europe) to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2021 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

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

	Three Months Ended March 31,
	2022	2021
Net revenues generated from the U.K.	8%	10%
Net revenues generated from the EU (excluding the U.K.)	18%	21%

	March 31, 2022	December 31, 2021
Gross loans and interest receivable due from customers in the U.K.	36%	40%
Gross loans and interest receivable due from customers in the EU (excluding the U.K.)	26%	21%

The change in the percentage of gross loans and interest receivable due from customers in the U.K. and EU as of March 31, 2022 compared to December 31, 2021 was primarily attributable to expansion of our installment credit products in the EU, particularly in Germany where we have increased our product offerings.

MACROECONOMIC ENVIRONMENT

The impacts of the macroeconomic environment, including uncertainty around the duration and severity of the COVID-19 pandemic, the Russia and Ukraine conflict, supply chain shortages, higher inflation rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2022	2021
	(In millions, except percentages and per share data)
Net revenues	$6,483	$6,033	7%
Operating expenses	5,772	4,991	16%
Operating income	$711	$1,042	(32)%
Operating margin	11%	17%	**
Other income (expense), net	$(82)	$(170)	(52)%
Income tax expense (benefit)	120	(225)	153%
Effective tax rate	19%	(26)%	**
Net income	$509	$1,097	(54)%
Net income per diluted share	$0.43	$0.92	(53)%
Net cash provided by operating activities	$1,242	$1,758	(29)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not Meaningful

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Net revenues increased $450 million, or 7%, in the three months ended March 31, 2022 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 13%.

Total operating expenses increased $781 million, or 16%, in the three months ended March 31, 2022 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in transaction and credit losses, general and administrative expenses, and technology and development expenses, partially offset by a decline in restructuring and other charges.

Operating income decreased by $331 million, or 32%, in the three months ended March 31, 2022 compared to the same period of the prior year due to growth of operating expenses outpacing growth in net revenues. Our operating margin was 11% and 17% in the three months ended March 31, 2022 and 2021, respectively. Operating margin for the three months ended March 31, 2022 was negatively impacted primarily by an increase in transaction expense due to unfavorable changes in product, funding, and merchant mix, as described below under “Operating Expenses”.

Net income decreased by $588 million, or 54%, in the three months ended March 31, 2022 compared to the same period of the prior year due primarily to the decrease in operating income of $331 million as discussed above, and an increase in income tax expense of $345 million driven primarily by a decrease in discrete tax benefits associated with stock-based compensation deductions. These factors contributing to the decline in net income were partially offset by improvement year-over-year in other income (expense), net of $88 million driven primarily by net gains on strategic investments in the current period.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British Pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British Pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 43% and 49% of our net revenues from customers domiciled outside of the U.S. in the three months ended March 31, 2022 and 2021, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2021 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three months ended March 31, 2022, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2022
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(123)
Hedging impact	47
Unfavorable impact to net revenues	(76)
Favorable impact to operating expense	57
Net unfavorable impact to operating income	$(19)

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also use foreign currency exchange contracts designated as net investment hedges to reduce the foreign currency exchange risk related to our investment in certain foreign subsidiaries. Gains and losses associated with these instruments will remain in accumulated other comprehensive income until the underlying foreign subsidiaries are sold or substantially liquidated.

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

We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve their accuracy or relevance. For example, we continuously apply models, processes, and practices designed to detect and prevent fraudulent account creation on our platforms, and work to improve and enhance those capabilities. When we detect a significant volume of illegitimate activity, we generally remove the activity identified from our key metrics. Although such adjustments may impact key metrics reported in prior periods, we generally do not update previously reported key metrics to reflect these subsequent adjustments unless the retrospective impact of process improvements or enhancements is determined by management to be material.

NET REVENUES
Our revenues are classified into the following two categories:
•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis based on the TPV completed on our payments platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our payments platform. We earn additional fees from merchants and consumers on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, to facilitate the purchase and sale of cryptocurrencies, as contractual compensation from accounts that violate our user agreement, and other miscellaneous fees.

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances.

Net revenue analysis

The components of our net revenues for the three months ended March 31, 2022 and 2021 were as follows (in millions):

$6,483
$485
$5,998
$6,033
$412
$5,621
Q1 2022
Q1 2021
Transaction revenues
Revenues from other value added services

Transaction revenues

Transaction revenues grew by $377 million, or 7%, in the three months ended March 31, 2022 compared to the same period of the prior year driven primarily by growth in Braintree products and services and, to a lesser extent, Venmo products and services in each case driven by strong growth in TPV and the number of payment transactions on our payments platform. Additionally, during the three months ended March 31, 2022 transaction revenues benefited from net gains from our foreign currency exchange contracts as compared to net losses in the prior period. These factors, which favorably impacted growth in transaction revenues in the current period, were partially offset by a decline in TPV and revenue generated from our core PayPal products and services, due primarily to a decrease in revenue earned on eBay’s marketplace platform. We expect the decline in revenue earned on eBay’s marketplace platform to continue to negatively impact revenue growth trends, most significantly in the first half of 2022.

The graphs below present the respective key metrics (in millions) for the three months ended March 31, 2022 and 2021:
*Reflects active accounts at the end of the applicable period. Active accounts as of March 31, 2022 include 3.2 million active accounts contributed by Paidy, Inc. (“Paidy”) on the date of acquisition in October 2021.
The following table provides a summary of related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2022	2021
Number of payment transactions per active account	47.0	42.2	11%
Percent of cross-border TPV	14%	17%	**
** Not meaningful

We had active accounts of 429 million and 392 million as of March 31, 2022 and 2021, respectively, an increase of 9%. Our number of payment transactions was 5.2 billion and 4.4 billion for the three months ended March 31, 2022 and 2021, respectively, an increase of 18%. TPV was $323 billion and $285 billion for the three months ended March 31, 2022 and 2021, respectively, an increase of 13%.

Transaction revenues grew more slowly than TPV and the number of payment transactions in the three months ended March 31, 2022 compared to the same period in the prior year due primarily to a decline in TPV attributable to eBay’s marketplace platform, where we had historically earned higher rates, a decline in foreign exchange fees, and a higher portion of TPV generated through Braintree by bill pay partners, large merchants, and other marketplaces, which generally pay lower rates with higher transaction volumes, partially offset by a favorable impact from hedging. Changes in prices charged to our customers did not significantly impact transaction revenue growth for the three months ended March 31, 2022.

Revenues from other value added services

Revenues from other value added services increased $73 million, or 18%, in the three months ended March 31, 2022 compared to the same period in the prior year primarily attributable to increases in our revenue share with Synchrony Bank and, to a lesser extent, an increase in interest and fee revenue on our merchant loans receivable portfolio.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2022	2021
	(In millions, except percentages)
Transaction expense	$2,817	$2,275	24%
Transaction and credit losses	369	273	35%
Customer support and operations	534	518	3%
Sales and marketing	594	602	(1)%
Technology and development	815	741	10%
General and administrative	607	524	16%
Restructuring and other charges	36	58	(38)%
Total operating expenses	$5,772	$4,991	16%
Transaction expense rate(1)	0.87%	0.80%	**
Transaction and credit loss rate(2)	0.11%	0.10%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three months ended March 31, 2022 and 2021 was as follows (in millions):
Transaction expense increased by $542 million, or 24%, in the three months ended March 31, 2022 compared to the same period of the prior year due primarily to the increase in TPV of 13% and a higher proportion of TPV from Braintree products, which generally have higher expense rates than other products and services. The increase in transaction expense rate for the three months ended March 31, 2022 compared to the same period of the prior year was also impacted by an increase in transaction expense rates associated with both our Braintree and core PayPal products driven by unfavorable changes in funding and merchant mix. For the three months ended March 31, 2022 and 2021, approximately 36% and 40% of TPV, respectively, was generated outside of the U.S.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and fees paid to payment processors and other financial institutions. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or our consumer credit products. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate. Macroeconomic environment changes may also result in behavioral shifts in consumer spending patterns affecting the type of funding source they use, which would also impact the funding mix.

Transaction and credit losses

The components of our transaction and credit losses for the three months ended March 31, 2022 and 2021 were as follows (in millions):
Transaction and credit losses increased by $96 million, or 35%, in the three months ended March 31, 2022 compared to the same period of the prior year.

Transaction losses were $322 million in the three months ended March 31, 2022 compared to $281 million in the three months ended March 31, 2021, an increase of $41 million, or 15%. Transaction loss rate (transaction losses divided by TPV) was 0.10% for both the three months ended March 31, 2022 and 2021. The increase in transaction losses in the three months ended March 31, 2022 was primarily due to an increase in losses related to our Venmo product as compared to the prior year resulting from a higher volume of losses from fraud schemes and an increase in goods and services transactions, which are now eligible for coverage by our protection programs.

Credit losses increased by $55 million in the three months ended March 31, 2022 compared to the same period of the prior year. The components of credit losses for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Net charge-offs(1)	$52	$76
Reserve build (release)(2)	(5)	(84)
Credit losses	$47	$(8)
(1) Net charge-offs includes the principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

The provision in the three months ended March 31, 2022 was attributable to originations during the period, partially offset by improvements in the credit quality of loans outstanding, and a reduction in the volatility of model inputs representing current and projected macroeconomic conditions, including unemployment rates, relative to the same period in the prior year. The benefit in the three months ended March 31, 2021 was attributable to the reduction of our allowance for loans and interest receivable due to improvements in both current and projected macroeconomic conditions at that point in time and the credit quality of loans outstanding, partially offset by an increase in the provision due to new originations. During both of these periods, allowances for our merchant and consumer portfolios included qualitative adjustments which took into account uncertainty with respect to macroeconomic conditions, historical loss rates when applicable, and uncertainty around the financial health of our borrowers and effectiveness of loan modification programs made available to merchants.

The consumer loans and interest receivable balance as of March 31, 2022 and 2021 was $4.1 billion and $2.2 billion, respectively, representing a year-over-year increase of 83% driven by the expansion of our installment credit products, including the entry into new international markets in the fourth quarter of 2021. Approximately 48% and 75% of our consumer loans receivable outstanding as of March 31, 2022 and 2021, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at March 31, 2022 compared to March 31, 2021 was due to overall growth in the consumer loan receivables portfolio, particularly from installment credit products in other markets including Germany, Japan, and the U.S.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2022	2021
Percent of consumer loans and interest receivable current	96.9%	97.2%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.4%	1.2%
Net charge-off rate(2)	3.9%	3.0%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of March 31, 2022 were $1.5 billion, compared to $1.2 billion as of March 31, 2021, representing a year-over-year increase of 31%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to growth in our PPBL product in the U.S. Approximately 83% and 7% of our merchant receivables outstanding as of March 31, 2022 were due from merchants in the U.S. and U.K., respectively, as compared to 79% and 11%, respectively, as of March 31, 2021.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	March 31,
	2022	2021
Percent of merchant loans and interest receivable current	92.6%	82.1%
Percent of merchant loans and interest receivable > 90 days outstanding(1)	2.9%	8.8%
Net charge-off rate(2)	3.2%	19.4%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The increase in the percent of current merchant receivables, decrease in percent of merchant receivables greater than 90 days outstanding, and decrease in the net charge-off rate for merchant receivables at March 31, 2022 as compared to March 31, 2021 were primarily due to the charge-off of accounts that experienced financial difficulties as a result of the COVID-19 pandemic in the prior year as well as improved credit quality of our merchant loan portfolio due to modifications to the acceptable risk parameters, including stricter eligibility requirements, as discussed below.

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including a reduction in maximum loan size, stricter eligibility terms, and a shift from automated to manual underwriting of loans and advances, all of which resulted in a decrease in originations as compared to pre-pandemic levels. We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment, and changes to our acceptable risk parameters in 2021 resulted in a gradual increase in originations, and thus a higher merchant receivable balance as of March 31, 2022 as compared to March 31, 2021. While the impact of the COVID-19 pandemic on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it may have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three months ended March 31, 2022 and 2021 were as follows (in millions):
Customer support and operations expenses increased by $16 million, or 3%, in the three months ended March 31, 2022 compared to the same period of the prior year due primarily to increases in third-party credit processing fees and customer onboarding and compliance costs, partially offset by a decline in contractors and consulting costs.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2022 and 2021 were as follows (in millions):
Sales and marketing expenses decreased by $8 million, or 1%, in the three months ended March 31, 2022 compared to the same period of the prior year due primarily to lower spending on marketing campaigns and contractor and consulting costs, partially offset by an increase in expense related to targeted user incentives and an increase in amortization of acquired intangible assets.

Technology and development

Technology and development expenses for the three months ended March 31, 2022 and 2021 were as follows (in millions):

Technology and development expenses increased by $74 million, or 10%, in the three months ended March 31, 2022 compared to the same period of the prior year due primarily to increases in cloud computing services utilized in delivering our products and services, costs related to contractors and consultants, and, to a lesser extent, amortization expense associated with internally developed software.

General and administrative

General and administrative expenses for the three months ended March 31, 2022 and 2021 were as follows (in millions):
General and administrative expenses increased by $83 million, or 16%, in the three months ended March 31, 2022 compared to the same period of the prior year which was primarily attributable to increases in employee-related expenses driven mainly by growth in stock-based compensation.

Restructuring and other charges

Restructuring and other charges for the three months ended March 31, 2022 and 2021 were as follows (in millions):
Restructuring and other charges decreased by $22 million in the three months ended March 31, 2022 compared to the same period of the prior year.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. As part of this effort, we are focusing on the reduction of redundant operations and simplifying our organizational structure. The associated restructuring charges during the three months ended March 31, 2022 were $20 million. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs. Additionally, we are continuing to review our facility needs due to our new work models. This strategic action and cash payments associated with this plan are expected to be substantially completed by the fourth quarter of 2022. Management estimates that an additional $100 million in restructuring charges will be incurred over the remainder of 2022. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $260 million, including approximately $90 million in stock-based compensation. A portion of the reduction in annual costs associated with the impacted workforce is expected to be reinvested in the business to drive additional growth.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. It resulted in restructuring charges of $32 million during the three months ended March 31, 2021. We primarily incurred employee severance and benefits costs, as well as other associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, in the three months ended March 31, 2022 and 2021, we incurred asset impairment charges of $16 million and $26 million, respectively, due to exiting certain leased properties which resulted in a reduction of certain right of use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net of ($82) million during the three months ended March 31, 2022 decreased $88 million, or 52%, as compared to ($170) million in the same period of the prior year due primarily to net gains on strategic investments in the current period compared to net losses in the prior period partially offset by an increase in foreign currency exchange losses, resulting primarily from actions taken in connection with our decision to suspend transactional services in Russia.

Income tax expense (benefit)

Our effective income tax rate was 19% and (26)% for the three months ended March 31, 2022 and 2021, respectively. The increase in our effective income tax rate for the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to a decrease in discrete tax benefits associated with stock-based compensation deductions and, to a lesser extent, a new requirement to capitalize and amortize previously deductible research and experimental expenses.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including customer protection programs, our credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third-party sources, will be sufficient to meet our cash requirements within the next twelve months and beyond.

SOURCES OF LIQUIDITY

Cash, cash equivalents, investments, and restricted cash

The following table summarizes our cash, cash equivalents, and investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$11,894	$12,981
(1) Excludes assets related to funds receivable and customer accounts of $37.0 billion and $36.1 billion at March 31, 2022 and December 31, 2021, respectively.
(2) Excludes total restricted cash of $27 million and $109 million at March 31, 2022 and December 31, 2021, respectively, and strategic investments of $3.2 billion as of both March 31, 2022 and December 31, 2021, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $8.1 billion at March 31, 2022 and $7.4 billion at December 31, 2021, or 68% and 57% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2021, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$1,242	$1,758
Investing activities	(751)	(1,583)
Financing activities	(695)	827
Effect of exchange rates on cash, cash equivalents, and restricted cash	18	(42)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(186)	$960

Operating activities

We generated cash from operating activities of $1.2 billion in the three months ended March 31, 2022 due primarily to operating income of $711 million, as well as adjustments for non-cash expenses including stock-based compensation of $429 million, provision for transaction and credit losses of $369 million, and depreciation and amortization of $328 million. Net income was also adjusted for changes in other assets and liabilities of $375 million, primarily related to actual cash transaction losses incurred during the period.

We generated cash from operating activities of $1.8 billion in the three months ended March 31, 2021 due primarily to operating income of $1.0 billion, as well as adjustments for non-cash expenses including stock-based compensation of $368 million, depreciation and amortization of $300 million, and provision for transaction and credit losses of $273 million. Net income was also adjusted for net losses on our strategic investments of $120 million, changes in accounts receivable of $97 million, and changes in other assets and liabilities of $287 million, primarily related to actual cash transaction losses during the period.

In the three months ended March 31, 2022 and 2021, cash paid for income taxes, net was $47 million and $87 million, respectively.

Investing activities

The net cash used in investing activities of $751 million in the three months ended March 31, 2022 was due primarily to purchases of investments of $8.6 billion, purchases and originations of loans receivable of $5.5 billion, changes in funds receivable from customers of $239 million, and purchases of property and equipment of $191 million. These cash outflows were partially offset by maturities and sales of investments of $8.8 billion and principal repayment of loans receivable of $5.1 billion.

The net cash used in investing activities of $1.6 billion in the three months ended March 31, 2021 was due primarily to purchases of investments of $11.0 billion, purchases and originations of loans receivable of $2.1 billion, purchases of property and equipment of $221 million, and changes in funds receivable from customers of $180 million. These cash outflows were partially offset by maturities and sales of investments of $9.7 billion, and principal repayment of loans receivable of $2.2 billion.

Financing activities

The net cash used in financing activities of $695 million in the three months ended March 31, 2022 was due primarily to the repurchase of $1.5 billion of our common stock under our stock repurchase program, tax withholdings related to net share settlement of equity awards of $244 million, and repayment of borrowings under the Prior Credit Agreement (as defined below under “Available credit and debt”) of $104 million, partially offset by changes in funds payable and amounts due to customers of $863 million and borrowings under our Paidy credit agreements of $286 million.

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

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the three months ended March 31, 2022 and 2021 had a positive impact of $18 million and a negative impact of $42 million, respectively, on cash, cash equivalents, and restricted cash. The positive impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2022 was due primarily to the favorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, partially offset by the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Russian ruble and Japanese yen. The negative impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2021 was due primarily to fluctuations in the exchange rate of the U.S. dollar to the Euro, Australian dollar, and Swedish krona.

Available credit and debt

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion (approximately $493 million as of March 31, 2022). In March 2022, ¥32.8 billion (approximately $269 million) was drawn down under the Paidy Credit Agreement. Accordingly, at March 31, 2022, ¥27.2 billion (approximately $224 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a secured revolving credit facility of approximately ¥22.8 billion (approximately $198 million at acquisition). In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid outstanding borrowings.

Other than as described above, there are no significant changes to the available credit and debt disclosed in our 2021 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2022, we had a total of $4.5 billion in cash withdrawals offsetting our $4.5 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings
As of March 31, 2022, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, and capital expenditures and other future obligations.

Credit products
Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our loans receivable portfolio. In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. As of March 31, 2022, the cumulative amount approved by management to be designated for credit activities aggregated to $2.7 billion and represented approximately 27% of European customer balances that have been made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

Customer protection programs
The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate was 0.10% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the three months ended March 31, 2022, we repurchased approximately $1.5 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. As of March 31, 2022, a total of approximately $3.6 billion remained available for future repurchases of our common stock under our July 2018 stock repurchase program.

Other considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors including those related to the COVID-19 pandemic discussed in this Form 10-Q. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors of our 2021 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors of this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

As of March 31, 2022 and December 31, 2021, approximately 41% and 40%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $284 million and $272 million at March 31, 2022 and December 31, 2021, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit loss.

As of March 31, 2022 and December 31, 2021, we had $9.0 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of March 31, 2022 and December 31, 2021, we also had revolving credit facilities of approximately $5.5 billion and $5.2 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of March 31, 2022 and December 31, 2021, we had ¥32.8 billion (approximately $269 million) and ¥11.3 billion (approximately $98 million), respectively, outstanding under these credit facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange rate risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign currency exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

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

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow hedges of forecasted revenues denominated in foreign currencies and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of AOCI. Cash flow hedges are subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with net investment hedges will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.

If the U.S. dollar weakened by 10% at March 31, 2022 and December 31, 2021, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $696 million and $512 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of 10% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $184 million and $196 million at March 31, 2022 and December 31, 2021, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of March 31, 2022 would have positively impacted income before income taxes by approximately $191 million, resulting in a net positive impact of approximately $7 million. Foreign currency exchange contracts in place as of December 31, 2021 would have positively impacted income before income taxes by approximately $203 million, resulting in a net positive impact of approximately $7 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of both March 31, 2022 and December 31, 2021, our strategic investments totaled $3.2 billion, which represented approximately 21% and 20% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of March 31, 2022, which could be experienced in the near term, would have resulted in a decrease of approximately $319 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of March 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 3, 2022 (“2021 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2021 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, cryptocurrency, and blockchain technology. Any failure, or perceived failure, by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, government entities, or others. Such proceedings or actions could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. In addition, compliance with inconsistent privacy and data protection laws may restrict or limit our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. In June 2021, the European Commission imposed new SCC requirements which impose certain contract and operational requirements on PayPal, its merchants, and vendors in order to adhere to certain affirmative duties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data exported from PayPal’s EEA customers and/or employees to countries outside the EEA. To the extent PayPal relies on SCCs, we may be required to incur additional costs and take additional steps to legitimize certain cross-border data transfers from the EEA, including new contractual arrangements under the updated requirements to avoid limitations on PayPal’s ability to process EEA data in countries outside of the EEA.

Many jurisdictions in which we operate have adopted, or are in the process of adopting or amending data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. In the United States, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of state residents’ personal information, and internationally, many of markets in which we operate have similarly enacted or are in the process of enacting or amending similar privacy laws and regulations. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and enforcement powers, and may subject us to increased regulatory scrutiny and business costs, and lead to unintended consumer confusion.

BUSINESS AND OPERATIONS RISKS

The conflict between Russia and Ukraine and its related implications could materially and adversely affect our business, financial condition, and results of operations.

In February 2022, Russia commenced military hostilities against Ukraine. In March 2022, we suspended our transactional services in Russia. We have also expanded our services for Ukrainian customers. The potential effects of the conflict between Russia and Ukraine, individually or in the aggregate, could have the effect of heightening or exacerbating many of the risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and may adversely affect our business, financial condition and results of operations. These effects could include, but are not limited to, geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit and capital markets; reduced economic activity; changes in laws and regulations affecting our business, including sanctions targeting Russia imposed by the U.S. and other countries, counter-sanctions imposed by Russia, and additional sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which the conflict between Russia and Ukraine may negatively impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change.

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

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2022 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of January 1, 2022				$5,060
January 1, 2022 through January 31, 2022	3.8	$175.80	3.8	4,384
February 1, 2022 through February 28, 2022	3.3	$121.96	3.3	3,985
March 1, 2022 through March 31, 2022	4.1	$104.09	4.1	3,560
Balance as of March 31, 2022	11.2		11.2	$3,560
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01	Second Amendment, dated as of January 7, 2022, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan AG, as the Administrative Agents	10-K	2/3/2022
10.02+	Form of Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan	-	-	X
10.03+	Form of Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan	-	-	X
10.04+	Form of Performance Based Restricted Stock Unit (AIP) Award Agreement under the PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan.	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	April 28, 2022	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer:

Date:	April 28, 2022	By:	/s/ John D. Rainey
John D. Rainey
Chief Financial Officer and Executive Vice President, Global Customer Operations

Principal Accounting Officer:

Date:	April 28, 2022	By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

