Form 10-Q
period 2022-06-30
PayPal Holdings, Inc.
filed 2022-08-03
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.
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
Yes ☐ No  ☒
As of July 27, 2022, there were 1,156,475,874 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,583	$5,197
Short-term investments	4,723	4,303
Accounts receivable, net	867	800
Loans and interest receivable, net of allowances of $455 and $491 as of June 30, 2022 and December 31, 2021, respectively	5,749	4,846
Funds receivable and customer accounts	37,221	36,141
Prepaid expenses and other current assets	2,109	1,287
Total current assets	55,252	52,574
Long-term investments	6,270	6,797
Property and equipment, net	1,832	1,909
Goodwill	11,146	11,454
Intangible assets, net	1,001	1,332
Other assets	2,309	1,737
Total assets	$77,810	$75,803
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$156	$197
Funds payable and amounts due to customers	40,221	38,841
Accrued expenses and other current liabilities	4,122	3,755
Income taxes payable	596	236
Total current liabilities	45,095	43,029
Deferred tax liability and other long-term liabilities	2,750	2,998
Long-term debt	10,198	8,049
Total liabilities	58,043	54,076
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,156 and 1,168 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 151 and 132 shares as of June 30, 2022 and December 31, 2021, respectively	(14,130)	(11,880)
Additional paid-in-capital	17,758	17,208
Retained earnings	16,703	16,535
Accumulated other comprehensive income (loss)	(564)	(136)
Total equity	19,767	21,727
Total liabilities and equity	$77,810	$75,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data)
	(Unaudited)
Net revenues	$6,806	$6,238	$13,289	$12,271
Operating expenses:
Transaction expense	3,044	2,524	5,861	4,799
Transaction and credit losses	448	169	817	442
Customer support and operations	536	521	1,070	1,039
Sales and marketing	595	628	1,189	1,230
Technology and development	815	746	1,630	1,487
General and administrative	514	522	1,121	1,046
Restructuring and other charges	90	1	126	59
Total operating expenses	6,042	5,111	11,814	10,102
Operating income	764	1,127	1,475	2,169
Other income (expense), net	(715)	229	(797)	59
Income before income taxes	49	1,356	678	2,228
Income tax expense (benefit)	390	172	510	(53)
Net income (loss)	$(341)	$1,184	$168	$2,281

Net income (loss) per share:
Basic	$(0.29)	$1.01	$0.14	$1.94
Diluted	$(0.29)	$1.00	$0.14	$1.92

Weighted average shares:
Basic	1,158	1,174	1,161	1,174
Diluted	1,158	1,186	1,166	1,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
	(Unaudited)
Net income (loss)	$(341)	$1,184	$168	$2,281
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(300)	31	(395)	(22)
Net investment hedges CTA gains, net	135	—	156	—
Tax expense on net investment hedges CTA gains, net	(31)	—	(36)	—
Unrealized gains on cash flow hedges, net	213	32	210	230
Tax expense on unrealized gains on cash flow hedges, net	(11)	—	(11)	(3)
Unrealized losses on investments, net	(164)	(2)	(457)	(17)
Tax benefit on unrealized losses on investments, net	38	—	105	4
Other comprehensive income (loss), net of tax	(120)	61	(428)	192
Comprehensive income (loss)	$(461)	$1,245	$(260)	$2,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	509	509
Foreign CTA	—	—	—	(95)	—	(95)
Net investment hedges CTA gains, net	—	—	—	21	—	21
Tax expense on net investment hedges CTA gains, net	—	—	—	(5)	—	(5)
Unrealized losses on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized losses on investments, net	—	—	—	(293)	—	(293)
Tax benefit on unrealized losses on investments, net	—	—	—	67	—	67
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	4	—	(273)	—	—	(273)
Common stock repurchased	(11)	(1,500)	—	—	—	(1,500)
Stock-based compensation	—	—	447	—	—	447
Other	—	—	1	—	—	1
Balances at March 31, 2022	1,161	$(13,380)	$17,383	$(444)	$17,044	$20,603
Net loss	—	—	—	—	(341)	(341)
Foreign CTA	—	—	—	(300)	—	(300)
Net investment hedge CTA gains, net	—	—	—	135	—	135
Tax expense on net investment hedges CTA gains, net	—	—	—	(31)	—	(31)
Unrealized gains on cash flow hedges, net	—	—	—	213	—	213
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(11)	—	(11)
Unrealized losses on investments, net	—	—	—	(164)	—	(164)
Tax benefit on unrealized losses on investments, net	—	—	—	38	—	38
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	3	—	51	—	—	51
Common stock repurchased	(8)	(750)	—	—	—	(750)
Stock-based compensation	—	—	324	—	—	324
Balances at June 30, 2022	1,156	$(14,130)	$17,758	$(564)	$16,703	$19,767

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	1,097	—	1,097
Foreign CTA	—	—	—	(53)	—	—	(53)
Unrealized gains on cash flow hedges, net	—	—	—	198	—	—	198
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	—	(3)
Unrealized losses on investments, net	—	—	—	(15)	—	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(870)	—	—	—	(870)
Common stock repurchased	(5)	(1,323)	—	—	—	—	(1,323)
Stock-based compensation	—	—	387	—	—	—	387
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at March 31, 2021	1,174	$(9,830)	$16,161	$(353)	$13,463	$—	$19,441
Net income	—	—	—	—	1,184	—	1,184
Foreign CTA	—	—	—	31	—	—	31
Unrealized losses on cash flow hedges, net	—	—	—	32	—	—	32
Unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	12	—	—	—	12
Common stock repurchased	(1)	(200)	—	—	—	—	(200)
Stock-based compensation	—	—	407	—	—	—	407
Balances at June 30, 2021	1,175	$(10,030)	$16,580	$(292)	$14,647	$—	$20,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$168	$2,281
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	817	442
Depreciation and amortization	661	616
Stock-based compensation	741	758
Deferred income taxes	(457)	(103)
Net (gains) losses on strategic investments	658	(163)
Other	322	77
Changes in assets and liabilities:
Accounts receivable	(67)	(112)
Accounts payable	(27)	41
Income taxes payable	86	20
Other assets and liabilities	(194)	(793)
Net cash provided by operating activities	2,708	3,064
Cash flows from investing activities:
Purchases of property and equipment	(366)	(468)
Proceeds from sales of property and equipment	5	1
Purchases and originations of loans receivable	(12,300)	(4,937)
Principal repayment of loans receivable	10,910	4,621
Purchases of investments	(13,151)	(20,240)
Maturities and sales of investments	11,087	18,683
Acquisitions, net of cash and restricted cash acquired	—	(469)
Funds receivable	(882)	127
Other investing activities	30	—
Net cash used in investing activities	(4,667)	(2,682)
Cash flows from financing activities:
Proceeds from issuance of common stock	86	89
Purchases of treasury stock	(2,250)	(1,523)
Tax withholdings related to net share settlements of equity awards	(275)	(940)
Borrowings under financing arrangements	3,288	—
Repayments under financing arrangements	(1,686)	—
Funds payable and amounts due to customers	1,586	3,004
Other financing activities	1	—
Net cash provided by financing activities	750	630
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(136)	(34)
Net change in cash, cash equivalents, and restricted cash	(1,345)	978
Cash, cash equivalents, and restricted cash at beginning of period	18,029	18,040
Cash, cash equivalents, and restricted cash at end of period	$16,684	$19,018

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Six Months Ended June 30,
	2022	2021
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for interest	$112	$109
Cash paid for income taxes, net	$444	$380

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$4,583	$5,745
Short-term investments	22	18
Funds receivable and customer accounts	12,079	13,255
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$16,684	$19,018

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
Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our condensed consolidated statements of income (loss). Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our condensed consolidated statements of income (loss). Our investment balance is included in long-term investments on our condensed consolidated balance sheets.
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation.
As of December 31, 2021, we had consolidated two VIEs that provided financing for and held loans receivable of Paidy, Inc. (“Paidy”). We were the primary beneficiary of the VIEs as we performed the servicing and collection for the loans receivable, which were the activities that most significantly impacted the VIE’s economic performance, and we had the obligation to absorb the losses and/or the right to receive the benefits of the VIE that could potentially be significant to these entities. The financial results of our consolidated VIEs were included in our condensed consolidated financial statements. As of December 31, 2021, the carrying value of the assets and liabilities of our consolidated VIEs was included as short-term investments of $87 million, loans and interest receivable, net of $21 million, and long-term debt of $98 million. Cash of $87 million, included in short-term investments, was restricted to settle the debt obligations. In the first quarter of 2022, we terminated Paidy’s legacy debt structure and replaced it with a new credit agreement executed in February 2022. As a result, we no longer have any consolidated VIEs as of June 30, 2022. See “Note 12—Debt” for additional information.
As of June 30, 2022 and December 31, 2021, the carrying value of our investments that are in nonconsolidated VIEs was $98 million and $74 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $231 million and $205 million as of June 30, 2022 and December 31, 2021, respectively.

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
In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2022.

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

Recent accounting guidance

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables due from borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The amended guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied prospectively, except for the recognition and measurement of TDRs, which can be applied on a modified retrospective basis. We are evaluating the approach to, and impact of, adopting this new accounting guidance on our condensed consolidated financial statements.

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This amended guidance provides transition relief for the accounting impact of reference rate reform. For a limited period, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions affected by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. Our exposure to London Interbank Offered Rate is primarily limited to an insignificant portion of our available-for-sale debt securities. Accordingly, we do not expect reference rate reform to have a material impact on our condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Recently adopted accounting guidance

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides guidance for an entity to consider when it has obligations to safeguard customers’ crypto assets, whether directly or through an agent or another third party acting on its behalf. The interpretive guidance requires a reporting entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding safeguarding asset, regardless of its assessment as to who controls the crypto asset. The crypto asset safeguarding liability and the corresponding safeguarding asset will be measured at the fair value of the crypto assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events. SAB 121 also requires disclosures related to the entity’s safeguarding obligations for crypto assets held for its platform users. SAB 121 is effective in the first interim or annual financial statements ending after June 15, 2022 with retrospective application as of the beginning of the fiscal year. We adopted this guidance for the quarter ended June 30, 2022 with retrospective application as of January 1, 2022. As of June 30, 2022, we recorded $596 million for both the crypto asset safeguarding liability and corresponding safeguarding asset, which are classified as accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, on our condensed consolidated balance sheet. For additional information, see “Note 7—Other Financial Statement Details.”

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Primary geographical markets
U.S.	$3,863	$3,272	$7,534	$6,335
United Kingdom (“U.K.”)	536	587	1,062	1,212
Other countries(1)	2,407	2,379	4,693	4,724
Total net revenues(2)	$6,806	$6,238	$13,289	$12,271

Revenue category
Transaction revenues	$6,272	$5,797	$12,270	$11,418
Revenues from other value added services	534	441	1,019	853
Total net revenues(2)	$6,806	$6,238	$13,289	$12,271
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $296 million and $62 million for the three months ended June 30, 2022 and 2021, respectively, and $483 million and $121 million for the six months ended June 30, 2022 and 2021, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

Net revenues are attributed to the country in which the merchant is located, or in the case of a cross-border transaction, may be earned from the country in which the consumer and the merchant respectively reside. Revenues earned from other value added services are typically attributed to the country in which either the customer or partner reside.

NOTE 3—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. During periods when we report net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items would decrease the net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(341)	$1,184	$168	$2,281
Denominator:
Weighted average shares of common stock - basic	1,158	1,174	1,161	1,174
Dilutive effect of equity incentive awards	—	12	5	14
Weighted average shares of common stock - diluted	1,158	1,186	1,166	1,188
Net income (loss) per share:
Basic	$(0.29)	$1.01	$0.14	$1.94
Diluted	$(0.29)	$1.00	$0.14	$1.92
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	20	3	12	2

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in the three and six months ended June 30, 2022. In the three and six months ended June 30, 2021, we completed three acquisitions accounted for as business combinations, discussed further below.

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

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In millions)
Goodwill	$1,897
Customer lists and user base	512
Marketing related	83
Developed technology	47
Total intangibles	$642
Loans and interest receivable, net	197
Cash and cash equivalents	102
Other net assets	87
Short-term and long-term debt	(188)
Deferred tax liabilities, net	(166)
Total purchase price	$2,571

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other acquisitions

In 2021, we completed four other acquisitions accounted for as business combinations. The total purchase price for these acquisitions was $542 million, consisting primarily of cash consideration. The allocation of purchase consideration resulted in approximately $90 million of technology, customer, and marketing related intangible assets with estimated useful lives ranging from approximately one to seven years, net assets of $17 million, and goodwill of approximately $435 million attributable to the workforce of the acquired companies and the synergies expected to arise from these acquisitions, including the integration of the acquired technology with our existing product offerings. Goodwill was not considered deductible for income tax purposes.

OTHER INFORMATION

Prior to acquisition, we held minority interests in certain of the companies we acquired in 2021. We remeasured these investments immediately before the completion of the respective acquisitions at a total acquisition-date fair value of $64 million, which resulted in an aggregate gain of $36 million recognized as other income (expense), net in our condensed consolidated statements of income (loss). The acquisition-date fair value was derived using the value paid less a control premium based on market analysis performed by a third party.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2022:

	December 31, 2021	Goodwill Acquired	Adjustments	June 30, 2022
	(In millions)
Total goodwill	$11,454	$—	$(308)	$11,146

The adjustments to goodwill during the six months ended June 30, 2022 pertained primarily to foreign currency translation adjustments.
INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	June 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,647	$(1,003)	$644	7	$1,726	$(919)	$807	7
Marketing related	392	(327)	65	5	405	(315)	90	5
Developed technology	1,102	(937)	165	3	1,109	(822)	287	3
All other	444	(317)	127	7	454	(306)	148	7
Intangible assets, net	$3,585	$(2,584)	$1,001		$3,694	$(2,362)	$1,332

Amortization expense for intangible assets was $120 million and $110 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $238 million and $216 million for the six months ended June 30, 2022 and 2021, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Expected future intangible asset amortization as of June 30, 2022 was as follows (in millions):

Fiscal years:
Remaining 2022	$226
2023	212
2024	193
2025	158
2026	101
Thereafter	111
Total	$1,001

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

As of June 30, 2022, we had no finance leases.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Lease expense
Operating lease expense	$43	$42	$85	$87
Sublease income	(2)	(2)	(4)	(4)
Lease expense, net	$41	$40	$81	$83

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42	$42	$83	$84
Right-of-use (“ROU”) lease assets obtained in exchange for operating lease liabilities	$(4)	$10	$69	$11

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
	(In millions, except weighted-average figures)
Operating ROU lease assets	$642	$659
Current operating lease liabilities	158	142
Operating lease liabilities	607	620
Total operating lease liabilities	$765	$762
Weighted-average remaining lease term—operating leases	5.8 years	6.1 years
Weighted-average discount rate—operating leases	3%	3%

Future minimum lease payments for our operating leases as of June 30, 2022 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2022	$89
2023	174
2024	156
2025	115
2026	94
Thereafter	209
Total	$837
Less: present value discount	(72)
Lease liability	$765

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

In the three and six months ended June 30, 2022, we incurred asset impairment charges of $19 million and $35 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments included a reduction to our ROU lease assets in the amount of $15 million and $25 million, respectively, which were attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased. In the three and six months ended June 30, 2021, we incurred asset impairment charges of nil and $26 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments included a reduction to our ROU lease assets in the amount of nil and $21 million, respectively, which was attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased.

As of June 30, 2022, we have an additional operating lease for real estate, which will commence in the third quarter of 2022 or later with minimum lease payments aggregating to $3 million and a lease term of eight years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, and Litecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodian holds the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. Given we currently utilize one third-party custodian, there is concentration risk in the event the custodian is not able to perform in accordance with our agreement.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheet. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events (e.g., uninsured losses), as applicable. The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of June 30, 2022 (in millions):

Bitcoin	$326
Ethereum	219
Other	51
Crypto asset safeguarding liability	$596
Crypto asset safeguarding asset	$596

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2022:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$196	$(380)	$(365)	$45	$60	$(444)
Other comprehensive income (loss) before reclassifications	320	(164)	(300)	135	(4)	(13)
Less: Amount of gain reclassified from accumulated other comprehensive income (loss) (“AOCI”)	107	—	—	—	—	107
Net current period other comprehensive income (loss)	213	(164)	(300)	135	(4)	(120)
Ending balance	$409	$(544)	$(665)	$180	$56	$(564)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Foreign CTA	Net Investment Hedges CTA Gain	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$(125)	$(4)	$(251)	$24	$3	$(353)
Other comprehensive income (loss) before reclassifications	(57)	(2)	31	—	—	(28)
Less: Amount of loss reclassified from AOCI	(89)	—	—	—	—	(89)
Net current period other comprehensive income (loss)	32	(2)	31	—	—	61
Ending balance	$(93)	$(6)	$(220)	$24	$3	$(292)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2022:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Investments	Foreign CTA	Net Investment Hedges CTA Gains	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	364	(457)	(395)	156	58	(274)
Less: Amount of gain reclassified from AOCI	154	—	—	—	—	154
Net current period other comprehensive income (loss)	210	(457)	(395)	156	58	(428)
Ending balance	$409	$(544)	$(665)	$180	$56	$(564)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gain	Estimated Tax Expense	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	82	(17)	(22)	—	1	44
Less: Amount of loss reclassified from AOCI	(148)	—	—	—	—	(148)
Net current period other comprehensive income (loss)	230	(17)	(22)	—	1	192
Ending balance	$(93)	$(6)	$(220)	$24	$3	$(292)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statement of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Gains (losses) on cash flow hedges—foreign currency exchange contracts	$107	$(89)	$154	$(148)	Net revenues
Unrealized gains (losses) on investments	—	—	—	—	Other income (expense), net
	107	(89)	154	(148)	Income before income taxes
	—	—	—	—	Income tax expense (benefit)
Total reclassifications for the period	$107	$(89)	$154	$(148)	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest income	$27	$13	$42	$28
Interest expense	(69)	(57)	(128)	(115)
Net gains (losses) on strategic investments	(672)	283	(658)	163
Other	(1)	(10)	(53)	(17)
Other income (expense), net	$(715)	$229	$(797)	$59

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS
The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$12,079	$12,723
Time deposits	110	334
Available-for-sale debt securities	19,388	18,336
Funds receivable	5,644	4,748
Total funds receivable and customer accounts	$37,221	$36,141
Short-term investments:
Time deposits	$792	$590
Available-for-sale debt securities	3,909	3,604
Restricted cash	22	109
Total short-term investments	$4,723	$4,303
Long-term investments:
Time deposits	$45	$45
Available-for-sale debt securities	3,621	3,545
Strategic investments	2,604	3,207
Total long-term investments	$6,270	$6,797

As of June 30, 2022 and December 31, 2021, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2022(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,930	$—	$(196)	$9,734
Foreign government and agency securities	1,994	—	(45)	1,949
Corporate debt securities	1,699	—	(77)	1,622
Asset-backed securities	1,429	—	(29)	1,400
Municipal securities	60	—	(1)	59
Commercial paper	3,330	—	(26)	3,304
Short-term investments:
U.S. government and agency securities	263	—	—	263
Foreign government and agency securities	562	—	(4)	558
Corporate debt securities	854	—	(8)	846
Asset-backed securities	539	—	(4)	535
Commercial paper	1,712	—	(5)	1,707
Long-term investments:
U.S. government and agency securities	568	—	(30)	538
Foreign government and agency securities	633	—	(27)	606
Corporate debt securities	1,288	—	(63)	1,225
Asset-backed securities	1,281	—	(29)	1,252
Total available-for-sale debt securities(2)	$26,142	$—	$(544)	$25,598
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,655	$—	$(31)	$8,624
Foreign government and agency securities	1,923	—	(9)	1,914
Corporate debt securities	1,795	—	(15)	1,780
Asset-backed securities	1,552	—	(3)	1,549
Municipal securities	535	—	—	535
Commercial paper	1,607	—	—	1,607
Short-term investments:
U.S. government and agency securities	537	—	—	537
Foreign government and agency securities	505	—	(1)	504
Corporate debt securities	629	—	—	629
Asset-backed securities	278	—	(1)	277
Commercial paper	1,644	—	—	1,644
Long-term investments:
U.S. government and agency securities	568	—	(6)	562
Foreign government and agency securities	752	—	(6)	746
Corporate debt securities	1,435	—	(11)	1,424
Asset-backed securities	817	—	(4)	813
Total available-for-sale debt securities(2)	$23,232	$—	$(87)	$23,145
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $50 million and $36 million at June 30, 2022 and December 31, 2021, respectively, and were included in other current assets on our condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2022(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,328	$(179)	$383	$(16)	$9,711	$(195)
Foreign government and agency securities	1,731	(39)	218	(6)	1,949	(45)
Corporate debt securities	1,508	(72)	114	(6)	1,622	(78)
Asset-backed securities	1,381	(29)	10	—	1,391	(29)
Municipal securities	59	(1)	—	—	59	(1)
Commercial paper	3,304	(26)	—	—	3,304	(26)
Short-term investments:
U.S. government and agency securities	263	—	—	—	263	—
Foreign government and agency securities	532	(4)	26	—	558	(4)
Corporate debt securities	797	(8)	—	—	797	(8)
Asset-backed securities	509	(4)	—	—	509	(4)
Commercial paper	1,707	(5)	—	—	1,707	(5)
Long-term investments:
U.S. government and agency securities	538	(30)	—	—	538	(30)
Foreign government and agency securities	475	(21)	132	(7)	607	(28)
Corporate debt securities	1,005	(51)	209	(11)	1,214	(62)
Asset-backed securities	1,252	(29)	—	—	1,252	(29)
Total available-for-sale debt securities	$24,389	$(498)	$1,092	$(46)	$25,481	$(544)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,124	$(31)	$—	$—	$8,124	$(31)
Foreign government and agency securities	1,778	(9)	20	—	1,798	(9)
Corporate debt securities	1,766	(15)	—	—	1,766	(15)
Asset-backed securities	1,302	(3)	—	—	1,302	(3)
Municipal securities	50	—	—	—	50	—
Commercial paper	75	—	—	—	75	—
Short-term investments:
U.S. government and agency securities	440	—	—	—	440	—
Foreign government and agency securities	498	(1)	—	—	498	(1)
Corporate debt securities	323	—	—	—	323	—
Asset-backed securities	273	(1)	—	—	273	(1)
Long-term investments:
U.S. government and agency securities	562	(6)	—	—	562	(6)
Foreign government and agency securities	746	(6)	—	—	746	(6)
Corporate debt securities	1,345	(11)	—	—	1,345	(11)
Asset-backed securities	707	(4)	—	—	707	(4)
Total available-for-sale debt securities	$17,989	$(87)	$20	$—	$18,009	$(87)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and six months ended June 30, 2022 and 2021.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2022
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,172	$13,064
After one year through five years	10,819	10,420
After five years through ten years	2,043	2,008
After ten years	108	106
Total	$26,142	$25,598

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $926 million and $1.9 billion as of June 30, 2022 and December 31, 2021, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, we had non-marketable equity securities of $104 million and $79 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss). The carrying value of our non-marketable equity securities totaled $1.7 billion and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Carrying amount, beginning of period	$1,469	$801	$1,268	$779
Adjustments related to non-marketable equity securities:
Net additions(1)	44	3	57	13
Gross unrealized gains	61	205	249	217
Carrying amount, end of period	$1,574	$1,009	$1,574	$1,009
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
	(In millions)
Cumulative gross unrealized gains	$963	$733
Cumulative gross unrealized losses and impairments	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized gains (losses)	$(673)	$241	$(709)	$92

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$155	$—	$155
Short-term investments(2):
U.S. government and agency securities	263	—	263
Foreign government and agency securities	558	—	558
Corporate debt securities	846	—	846
Asset-backed securities	535	—	535
Commercial paper	1,707	—	1,707
Total short-term investments	3,909	—	3,909
Funds receivable and customer accounts(3):
Cash and cash equivalents	449	—	449
U.S. government and agency securities	9,734	—	9,734
Foreign government and agency securities	2,986	—	2,986
Corporate debt securities	1,847	—	1,847
Asset-backed securities	1,400	—	1,400
Municipal securities	59	—	59
Commercial paper	3,362	—	3,362
Total funds receivable and customer accounts	19,837	—	19,837
Derivatives	710	—	710
Crypto asset safeguarding asset	596	—	596
Long-term investments(2),(4):
U.S. government and agency securities	538	—	538
Foreign government and agency securities	606	—	606
Corporate debt securities	1,225	—	1,225
Asset-backed securities	1,252	—	1,252
Marketable equity securities	926	926	—
Total long-term investments	4,547	926	3,621
Total financial assets	$29,754	$926	$28,828
Liabilities:
Derivatives	$113	$—	$113
Crypto asset safeguarding liability	596	—	596
Total financial liabilities	$709	$—	$709
(1) Excludes cash of $4.4 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $22 million and time deposits of $837 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $17.4 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.7 billion measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$400	$—	$400
Short-term investments(2):
U.S. government and agency securities	537	—	537
Foreign government and agency securities	517	—	517
Corporate debt securities	629	—	629
Asset-backed securities	277	—	277
Commercial paper	1,644	—	1,644
Total short-term investments	3,604	—	3,604
Funds receivable and customer accounts(3):
Cash and cash equivalents	622	—	622
U.S. government and agency securities	8,624	—	8,624
Foreign government and agency securities	4,083	—	4,083
Corporate debt securities	1,873	—	1,873
Asset-backed securities	1,549	—	1,549
Municipal securities	535	—	535
Commercial paper	1,672	—	1,672
Total funds receivable and customer accounts	18,958	—	18,958
Derivatives	304	—	304
Long-term investments(2), (4):
U.S. government and agency securities	562	—	562
Foreign government and agency securities	746	—	746
Corporate debt securities	1,424	—	1,424
Asset-backed securities	813	—	813
Marketable equity securities	1,860	1,860	—
Total long-term investments	5,405	1,860	3,545
Total financial assets	$28,671	$1,860	$26,811
Liabilities:
Derivatives	$130	$—	$130
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

Our marketable equity securities are valued using quoted prices for identical assets in active markets (Level 1). There are no active markets for our crypto asset safeguarding liability and the corresponding safeguarding asset. Accordingly, we have valued the asset and liability using quoted prices on the active exchange that has been identified as the principal market for the underlying crypto assets (Level 2). All other financial assets and liabilities are valued using quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs (Level 2).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

As of June 30, 2022 and December 31, 2021, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts	$1,320	$2,327
Short-term investments	$—	$13
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Funds receivable and customer accounts	$(109)	$27	$(143)	$(40)
Short-term investments	$—	$4	$—	$(7)
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of June 30, 2022 and December 31, 2021 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively:

	June 30, 2022	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$728	$728
Other assets(2)	77	77
Total	$805	$805
(1) Excludes non-marketable equity investments of $846 million accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2022.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the six months ended June 30, 2022. See “Note 6—Leases” for additional information.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our long-term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.7 billion as of June 30, 2022. Our fixed rate notes had a carrying value of approximately $9.0 billion and fair value of approximately $9.3 billion as of December 31, 2021. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash flow hedges

We have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency exchange risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of these foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2022, we estimated that $372 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2022 and 2021, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of June 30, 2022 and December 31, 2021 was as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$444	$205
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	167	21
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	99	78
Total derivative assets		$710	$304

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$49	$27
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	1	—
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	63	103
Total derivative liabilities		$113	$130

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $80 million as of June 30, 2022 and $102 million as of December 31, 2021.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	June 30, 2022	December 31, 2021
	(In millions)
Cash collateral posted(1)	$1	$5
Cash collateral received(2)	$445	$209
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,
	2022		2021
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$6,806	$(715)	$6,238	$229

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign currency exchange contracts reclassified from AOCI	107	—	(89)	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign currency exchange contracts excluded from the assessment of effectiveness	—	17	—	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains (losses) on foreign currency exchange contracts	—	147	—	(43)
Total gains (losses)	$107	$164	$(89)	$(43)

	Six Months Ended June 30,
	2022		2021
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$13,289	$(797)	$12,271	$59

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign exchange contracts reclassified from AOCI	154	—	(148)	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	26	—	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains (losses) on foreign exchange contracts	—	108	—	(2)
Total gains (losses)	$154	$134	$(148)	$(2)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Unrealized gains (losses) on foreign exchange contracts designated as cash flow hedges	$320	$(57)	$364	$82
Unrealized gains on foreign exchange contracts designated as net investment hedges	135	—	156	—
Total unrealized gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$455	$(57)	$520	$82

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

	June 30, 2022	December 31, 2021
	(In millions)
Foreign exchange contracts designated as hedging instruments	$8,364	$5,349
Foreign exchange contracts not designated as hedging instruments	12,578	20,414
Total	$20,942	$25,763

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K.; once a consumer is approved for credit, it is made available to them as a funding source in their PayPal wallet. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., Europe, Australia, and Japan. The majority of the installment loans allow consumers to pay for purchases over periods of 12 months or less. As of June 30, 2022 and December 31, 2021, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.5 billion and $3.8 billion, respectively.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through the full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal data, including the consumer’s prior repayment history with our credit products where available. We use delinquency status and trends to assist in making new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

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

June 30, 2022
(In millions, except percentages)

Installment Loans Amortized Cost Basis
	Revolving Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Total	Percent
Current	$1,684	$2,340	$272	$—	$—	$—	$4,296	96.5%
30 - 59 Days	25	22	3	—	—	—	50	1.1%
60 - 89 Days	14	17	3	—	—	—	34	0.8%
90 - 179 Days	28	22	20	—	—	—	70	1.6%
Total(1)	$1,751	$2,401	$298	$—	$—	$—	$4,450	100%
(1) Excludes receivables from other consumer credit products of $36 million at June 30, 2022.

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2022 and 2021:

	June 30, 2022			June 30, 2021
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$243	$43	$286	$299	$53	$352
Provisions	118	4	122	(44)	(3)	(47)
Charge-offs	(92)	(15)	(107)	(48)	(8)	(56)
Recoveries	9	—	9	10	—	10
Other(2)	(24)	(4)	(28)	5	1	6
Ending balance	$254	$28	$282	$222	$43	$265
(1) Excludes allowances from other consumer credit products of $3 million and $4 million at June 30, 2022 and 2021, respectively.
(2) Includes amounts related to foreign currency remeasurement.

The provision for the six months ended June 30, 2022 was primarily attributable to originations in the consumer receivable portfolio. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions and around the financial health of our borrowers.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The increase in charge-offs for the six months ended June 30, 2022 compared to the same period in the prior year was due to growth in the consumer portfolio driven primarily by the expansion of our short-term installment products.

The provision for current expected credit losses relating to our consumer receivable portfolio is recognized in transaction and credit losses on our condensed consolidated statements of income (loss). The provision for interest receivable for interest earned on our consumer receivable portfolio is recognized in revenues from other value added services as a reduction to revenue. Loans receivable continue to accrue interest until they are charged off.

We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date or contractual repayment date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

MERCHANT RECEIVABLES

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by WebBank and are responsible for servicing functions related to that portfolio. During the six months ended June 30, 2022 and 2021, we purchased approximately $1.4 billion and $780 million in credit receivables, respectively. As of June 30, 2022 and December 31, 2021, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.7 billion and $1.4 billion, respectively, net of the participation interest sold to WebBank of $76 million and $63 million, respectively.

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

June 30, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Current	$1,257	$193	$86	$63	$2	$1,601	93.2%
30 - 59 Days	20	18	6	6	—	50	2.9%
60 - 89 Days	6	9	4	4	—	23	1.3%
90 - 179 Days	5	17	7	5	—	34	2.0%
180+ Days	—	2	3	5	—	10	0.6%
Total	$1,288	$239	$106	$83	$2	$1,718	100%

December 31, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$1,100	$129	$95	$3	$—	$1,327	91.8%
30 - 59 Days	24	12	12	1	—	49	3.4%
60 - 89 Days	10	8	7	—	—	25	1.7%
90 - 179 Days	10	11	11	1	—	33	2.3%
180+ Days	—	4	7	1	—	12	0.8%
Total(1)	$1,144	$164	$132	$6	$—	$1,446	100%
(1) Balances include the impact of modification programs offered by the Company as a part of our COVID-19 payment relief initiatives (as discussed further below).

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the six months ended June 30, 2022 and 2021:

	June 30, 2022			June 30, 2021
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$192	$9	$201	$440	$43	$483
Provisions	(3)	5	2	(70)	(9)	(79)
Charge-offs	(47)	(5)	(52)	(110)	(9)	(119)
Recoveries	19	—	19	20	—	20
Ending balance	$161	$9	$170	$280	$25	$305

The provision for the six months ended June 30, 2022 was primarily attributable to originations in the merchant portfolio mostly offset by improvements in the credit quality of our merchant portfolio. Qualitative adjustments were made to account for historical loss rates and uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below.

The decrease in the charge-offs for the six months ended June 30, 2022 compared to the same period in the prior year was due to the charge-off of accounts that experienced financial difficulties as a result of the COVID-19 pandemic in the prior period and improved credit quality of our merchant loan portfolio due to modifications in the acceptable risk parameters, which included stricter eligibility requirements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment in the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses, and the provision for interest and fees receivable is recognized as a reduction of deferred revenue in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

Troubled debt restructurings

In certain instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loan or advance and the related interest or fee receivable for which it is probable that, without modification, we will be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and help enable us to mitigate losses.

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income (loss) in the six months ended June 30, 2022 and 2021.

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

During the three and six months ended June 30, 2022, the merchant loans, advances and interest and fees receivables which have been modified as TDRs were de minimis. The following table shows the merchant loans, advances and interest and fees receivables which were modified as TDRs in the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	1	$8	36

	Six Months Ended June 30, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	3	$39	36
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans or advances that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the three and six months ended June 30, 2022 and 2021, the amount of merchant loans, advances and interest and fees receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 12—DEBT

FIXED RATE NOTES

On May 23, 2022, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $3.0 billion. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2022. We may redeem the notes in whole, at any time, or in part, from time to time, prior to maturity, at the redemption price. Upon the occurrence of both a change of control of the Company and a downgrade of the notes below an investment grade rating, we will be required to offer to repurchase each series of notes at a price equal to 101% of the then outstanding principal amount, plus accrued and unpaid interest. The notes are subject to covenants including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses or assets or strategic investments.

On May 18, 2020 and September 26, 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $4.0 billion and $5.0 billion, respectively. The notes issued from the May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

In May 2022, we repurchased certain notes under the September 2019 and May 2020 debt issuances prior to maturity through tender offers. In addition, in June 2022, we redeemed the outstanding balance of the notes maturing in September 2022 through a make-whole redemption. We repurchased and redeemed $1.6 billion of outstanding notes, as described above, which resulted in de minimis debt extinguishment net gains that were recorded as interest expense within other income (expense), net on our condensed consolidated statement of income (loss).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2022 and December 31, 2021, we had an outstanding aggregate principal amount of $10.4 billion and $9.0 billion, respectively, related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	June 30, 2022	December 31, 2021
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$—	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	418	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance of $3.0 billion:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	—
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	—
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	—
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	—
Total term debt			$10,418	$9,000

Unamortized premium (discount) and issuance costs, net			(79)	(50)
Less: current portion of long-term debt(1)			(418)	(999)
Total carrying amount of long-term debt			$9,921	$7,951
(1) The current portion of long-term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $67 million and $123 million for the three and six months ended June 30, 2022, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $112 million for the three and six months ended June 30, 2021, respectively.

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion (approximately $439 million as of June 30, 2022). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable on February 8, 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the six months ended June 30, 2022, ¥37.8 billion (approximately $277 million) was drawn down under the Paidy Credit Agreement, which was recorded in long-term debt on our condensed consolidated balance sheet. Accordingly, at June 30, 2022, ¥22.2 billion (approximately $162 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three and six months ended June 30, 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Prior credit agreement

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”) which provided for a secured revolving credit facility of ¥22.8 billion (approximately $198 million at acquisition). As of December 31, 2021, ¥11.3 billion (approximately $98 million) was outstanding under the Prior Credit Agreement, which was recorded in long-term debt on our consolidated balance sheet. Accordingly, at December 31, 2021, ¥11.5 billion (approximately $100 million) of borrowing capacity was available for the purposes permitted by the Prior Credit Agreement, subject to customary conditions to borrowing. In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid all outstanding borrowings. The total interest expense and fees we recorded related to the Prior Credit Agreement were de minimis for the six months ended June 30, 2022.
FUTURE PRINCIPAL PAYMENTS

As of June 30, 2022, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2022	$—
2023	418
2024	1,250
2025	1,000
2026	1,250
Thereafter	6,500
Total	$10,418

Other than as provided above, there were no significant changes to the information disclosed in our 2021 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS

As of June 30, 2022 and December 31, 2021, approximately $4.3 billion and $4.1 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of June 30, 2022. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PayPal Australia Pty Limited (“PPAU”) self-reported a potential violation to the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) on May 22, 2019. This self-reported matter relates to PPAU incorrectly filing required international funds transfer instructions (“IFTIs”) over a period of time under the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (“AML/CTF Act”). On September 23, 2019, PPAU received a notice from AUSTRAC requiring that PPAU appoint an external auditor (a partner of a firm which is not our independent auditor) to review certain aspects of PPAU’s compliance with its obligations under the AML/CTF Act. The external auditor was appointed on November 1, 2019. As required under the terms of AUSTRAC’s notice, as amended, PPAU issued to AUSTRAC the external auditor’s interim reports on December 31, 2019, March 13, 2020, May 6, 2020, and July 7, 2020 and a final report on August 31, 2020.

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

Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Securities Action”). The Securities Action asserts claims relating to our disclosure of the CFPB PayPal Credit Matter and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and former Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 consent order with the CFPB, federal consumer financial laws, and Regulation II. Defendants’ motion to dismiss the amended complaint was filed on April 18, 2022. The motion is fully briefed and the hearing on the motion is scheduled for August 5, 2022.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On December 16, 2021 and January 19, 2022, two related putative shareholder derivative actions captioned Pang v. Daniel Schulman, et al., Case No. 21-cv-09720, and Lalor v. Daniel Schulman, et al., Case No. 22-cv-00370, respectively, were filed in the U.S. District Court for the Northern District of California (the “Derivative Actions”), purportedly on behalf of the Company. The Derivative Actions are based on the same alleged facts and circumstances as the Securities Action, and name certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seek to recover damages on behalf of the Company. On February 1, 2022, the court entered an order consolidating the Derivative Actions and staying them until all motions to dismiss in the Securities Action are resolved.

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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law; or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PROTECTION PROGRAMS

We provide merchants and consumers with protection programs for certain transactions completed on our payments platform. These programs are intended to protect both merchants and consumers from loss primarily due to fraud and counterparty performance. Our purchase protection program provides protection to consumers for qualifying purchases by reimbursing the consumer for the full amount of the purchase if a purchased item does not arrive or does not match the seller’s description. Our seller protection programs provide protection to merchants against claims that a transaction was not authorized by the buyer or claims that an item was not received by covering the seller for the full amount of the payment on eligible sales. Additionally, in some instances we provide protection for cryptocurrencies held in PayPal accounts in case of loss directly resulting from an unauthorized transfer of a customer’s cryptocurrency, the service provider insolvency, or in the event the service provider’s private keys are compromised. These protection programs are considered assurance-type warranties under applicable accounting standards for which we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

At June 30, 2022 and December 31, 2021, the allowance for transaction losses was $158 million and $121 million, respectively. The allowance for negative customer balances was $220 million and $234 million at June 30, 2022 and December 31, 2021, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$319	$368	$355	$414
Provision	380	273	702	554
Realized losses	(373)	(304)	(763)	(651)
Recoveries	52	29	84	49
Ending balance	$378	$366	$378	$366

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 14—STOCK REPURCHASE PROGRAMS

During the six months ended June 30, 2022, we repurchased approximately 19 million shares of our common stock for approximately $2.3 billion at an average cost of $119.69. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. As of June 30, 2022, a total of approximately $2.8 billion and $15.0 billion remained available for future repurchases of our common stock under our July 2018 and June 2022 stock repurchase programs, respectively.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Customer support and operations	$67	$77	$140	$149
Sales and marketing	42	48	87	96
Technology and development	129	147	265	286
General and administrative	88	129	276	248
Total stock-based compensation expense	$326	$401	$768	$779
Capitalized as part of internal use software and website development costs	$12	$18	$28	$34
NOTE 16—INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2022 was 796% and 75%, respectively. Our effective tax rate for the three and six months ended June 30, 2021 was 13% and (2)%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the current periods was primarily due to tax expense related to the intra-group transfer of intellectual property. The difference between our effective tax rate and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2021 was primarily the result of foreign income taxed at different rates and discrete tax adjustments including tax benefits related to stock-based compensation.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. As part of this effort, we are focusing on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three and six months ended June 30, 2022 were $71 million and $91 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2022 strategic reduction. The strategic actions and cash payments associated with this plan are expected to be substantially completed by the fourth quarter of 2022.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the six months ended June 30, 2022:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2022	$5
Charges	91
Payments	(21)
Accrued liability as of June 30, 2022	$75

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges during the three and six months ended June 30, 2021 were de minimis and $27 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

Additionally, we are continuing to review our facility needs due to our new and evolving work models. We incurred asset impairment charges of $19 million and $35 million in the three and six months ended June 30, 2022, respectively, and nil and $26 million in the three and six months ended June 30, 2021, respectively, due to exiting of certain leased properties which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

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

RUSSIA AND UKRAINE CONFLICT

With respect to the military hostilities commenced by Russia in Ukraine in February 2022, our priority is the safety and well-being of our PayPal employee community impacted by these events. We continue to take actions to comply with all applicable restrictions and sanctions that may impact our operations. In March 2022, we suspended our transactional services in Russia. We are unable to reasonably estimate the total potential financial impact that may ultimately result from this situation. In the three and six months ended June 30, 2022 and the year ended December 31, 2021, our total net revenues related to Russia and Ukraine were not material. For additional information regarding the risks related to the Russia and Ukraine conflict and its potential negative impacts on our business, see Part II, Item 1A, Risk Factors of this Form 10-Q.

COVID-19

The coronavirus (“COVID-19”) pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants caused, and may continue to cause us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. During the first half of 2022, we reopened many of our physical offices in locations where permitted by the government authorities. We will continue to actively monitor the situation and may take further actions that alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

The spread of COVID-19 accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g. contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. While our business had experienced some benefits from these behavioral shifts, as pandemic-related restrictions have decreased and consumers have largely reverted to pre-COVID-19 behaviors, the growth in our results of operations has been, and may continue to be, adversely impacted.

The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have impacted, and are expected to continue to impact, our operations and business. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain. For additional information on how the COVID-19 pandemic has impacted and could continue to negatively impact our business, see below for specific discussion in the respective areas, and also refer to Part II, Item 1A, Risk Factors of this Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues generated from the U.K.	8%	9%	8%	10%
Net revenues generated from the EU (excluding the U.K.)	17%	20%	18%	20%

	June 30, 2022	December 31, 2021
Gross loans and interest receivable due from customers in the U.K.	33%	40%
Gross loans and interest receivable due from customers in the EU (excluding the U.K.)	29%	21%

The change in the percentage of gross loans and interest receivable due from customers in the U.K. and EU as of June 30, 2022 compared to December 31, 2021 was primarily attributable to expansion of our installment credit products in the EU, particularly in Germany where we have increased our product offerings.

MACROECONOMIC ENVIRONMENT

The impacts of the macroeconomic environment, including uncertainty around the duration and severity of the COVID-19 pandemic, the Russia and Ukraine conflict, supply chain shortages, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2022	2021		2022	2021
	(In millions, except percentages and per share data)
Net revenues	$6,806	$6,238	9%	$13,289	$12,271	8%
Operating expenses	6,042	5,111	18%	11,814	10,102	17%
Operating income	$764	$1,127	(32)%	$1,475	$2,169	(32)%
Operating margin	11%	18%	**	11%	18%	**
Other income (expense), net	$(715)	$229	(412)%	$(797)	$59	**
Income tax expense (benefit)	390	172	127%	510	(53)	**
Effective tax rate	796%	13%	**	75%	(2)%	**
Net income (loss)	$(341)	$1,184	(129)%	$168	$2,281	(93)%
Net income (loss) per diluted share	$(0.29)	$1.00	(129)%	$0.14	$1.92	(92)%
Net cash provided by operating activities	$1,466	$1,306	12%	$2,708	$3,064	(12)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Net revenues increased $568 million, or 9%, in the three months ended June 30, 2022 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 9%.

Total operating expenses increased $931 million, or 18%, in the three months ended June 30, 2022 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in transaction and credit losses.

Operating income decreased by $363 million, or 32%, in the three months ended June 30, 2022 compared to the same period of the prior year due to growth of operating expenses outpacing growth in net revenues. Our operating margin was 11% and 18% in the three months ended June 30, 2022 and 2021, respectively. Operating margin for the three months ended June 30, 2022 was negatively impacted primarily by increases in transaction expense and transaction and credit losses, as described below under “Operating Expenses”.

Net loss of $341 million in the three months ended June 30, 2022 reflects a $1.5 billion, or 129%, decrease from net income of $1.2 billion in the three months ended June 30, 2021 due primarily to the decrease in operating income of $363 million as discussed above, a decline in other income (expense), net of $944 million driven primarily by higher losses on strategic investments, and an increase in income tax expense of $218 million driven primarily by higher tax expense related to the intra-group transfer of intellectual property, partially offset by an increase in discrete tax benefits associated with net losses on strategic investments.

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Net revenues increased $1.0 billion, or 8%, in the six months ended June 30, 2022 compared to the same period of the prior year driven primarily by growth in TPV of 11%.

Total operating expenses increased $1.7 billion, or 17%, in the six months ended June 30, 2022 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in transaction and credit losses and technology and development expenses.

Operating income decreased by $694 million, or 32%, in the six months ended June 30, 2022 compared to the same period of the prior year due to growth of operating expenses outpacing growth in net revenues. Our operating margin was 11% and 18% in the six months ended June 30, 2022 and 2021, respectively. Operating margin for the six months ended June 30, 2022 was negatively impacted primarily by increases in transaction expense and transaction and credit losses.

Net income decreased by $2.1 billion, or 93%, in the six months ended June 30, 2022 compared to the same period of the prior year due to the previously discussed decrease in operating income of $694 million, a decrease of $856 million in other income (expense), net driven primarily by higher losses on strategic investments, and an increase in income tax expense of $563 million, driven primarily by higher tax expense related to the intra-group transfer of intellectual property and a decrease in discrete tax benefits associated with stock-based compensation deductions, partially offset by an increase in discrete tax benefits associated with net losses on strategic investments.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 43% of our net revenues from customers domiciled outside of the U.S. in both the three and six months ended June 30, 2022 as compared to 48% in both the three and six months ended June 30, 2021. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2021 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and six months ended June 30, 2022, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(242)	$(365)
Hedging impact	107	154
Unfavorable impact to net revenues	(135)	(211)
Favorable impact to operating expense	131	188
Net unfavorable impact to operating income	$(4)	$(23)

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also use foreign currency exchange contracts designated as net investment hedges to reduce the foreign currency exchange risk related to our investment in certain foreign subsidiaries. Gains and losses associated with these instruments will remain in accumulated other comprehensive income (loss) until the underlying foreign subsidiaries are sold or substantially liquidated.

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

KEY METRICS AND FINANCIAL RESULTS

KEY METRICS

Active accounts, number of payment transactions, number of payment transactions per active account, and TPV are key non-financial performance metrics (“key metrics”) that management uses to measure the performance of our business, and are defined as follows:

•An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s platform or services through such third party’s login credentials, including entities that utilize Hyperwallet’s payout capabilities. A user may register on our platform to access different products and may register more than one account to access a product. Accordingly, a user may have more than one active account. The number of active accounts provides management with additional perspective on the overall scale of our platform, but may not have a direct relationship to our operating results.

•Number of payment transactions are the total number of payments, net of payment reversals, successfully completed on our payments platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

•Number of payment transactions per active account reflects the total number of payment transactions within the previous 12-month period, divided by active accounts at the end of the period. The number of payment transactions per active account provides management with insight into the average number of times an account engages in payments activity on our payments platform in a given period.

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

Net revenue analysis

The components of our net revenues for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):
Transaction revenues

Transaction revenues grew by $475 million, or 8%, and $852 million, or 7%, in the three and six months ended June 30, 2022 compared to the same periods of the prior year driven primarily by growth in our unbranded card processing volume, which consists primarily of our Braintree products and services, and to a lesser extent, Venmo products and services, in each case driven by growth in TPV and the number of payment transactions on our payments platform. Additionally, during the three and six months ended June 30, 2022 transaction revenues benefited from an increase in contractual compensation from accounts that violate our user agreement. This growth in transaction revenues in the three and six months ended June 30, 2022 was partially offset by declines in TPV and revenue generated from our core PayPal products and services, including foreign exchange fees revenue, due primarily to a decrease in revenue earned on eBay’s marketplace platform. We expect the decline in revenue earned on eBay’s marketplace platform to continue to negatively impact revenue growth trends to a lesser extent in the second half of 2022.

The graphs below present the respective key metrics (in millions) for the three and six months ended June 30, 2022 and 2021:
*Reflects active accounts at the end of the applicable period. Active accounts as of June 30, 2022 include 3.2 million active accounts contributed by Paidy, Inc. (“Paidy”) on the date of acquisition in October 2021.

Number of payment transactions
TPV

The following table provides a summary of related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2022	2021		2022	2021
Number of payment transactions per active account	48.7	43.5	12%	48.7	43.5	12%
Percent of cross-border TPV	13%	16%	**	14%	17%	**
** Not meaningful

We had active accounts of 429 million and 403 million as of June 30, 2022 and 2021, respectively, an increase of 6%. Our total number of payment transactions was 5.5 billion and 4.7 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of 16%. Our total number of payment transactions was 10.7 billion for the six months ended June 30, 2022, compared to 9.1 billion in the six months ended June 30, 2021, an increase of 17%. TPV was $340 billion and $311 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of 9%. TPV was $663 billion for the six months ended June 30, 2022 compared to $596 billion in the six months ended June 30, 2021, an increase of 11%.

Transaction revenues grew more slowly than TPV and the number of payment transactions in the three and six months ended June 30, 2022 compared to the same periods in the prior year due primarily to a decline in foreign currency exchange fees and a decline in TPV attributable to eBay’s marketplace platform, where we had historically earned higher rates, substantially offset by an increase in revenue from our Venmo products and services and a favorable impact from hedging.

Revenues from other value added services

Revenues from other value added services increased $93 million, or 21%, and $166 million, or 19%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily attributable to increases in our revenue share with Synchrony Bank and, to a lesser extent, increases in interest and fee revenue on our merchant loans receivable portfolio and interest earned on certain assets underlying customer account balances resulting from higher interest rates. Growth in revenues from other value added services in the current period was partially offset by the impact of fee revenue from the servicing of loans facilitated under the U.S. Government’s Paycheck Protection Program in the three and six months ended June 30, 2021, for which revenue was de minimis in the current period.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2022	2021		2022	2021
	(In millions, except percentages)
Transaction expense	$3,044	$2,524	21%	$5,861	$4,799	22%
Transaction and credit losses	448	169	165%	817	442	85%
Customer support and operations	536	521	3%	1,070	1,039	3%
Sales and marketing	595	628	(5)%	1,189	1,230	(3)%
Technology and development	815	746	9%	1,630	1,487	10%
General and administrative	514	522	(2)%	1,121	1,046	7%
Restructuring and other charges	90	1	**	126	59	114%
Total operating expenses	$6,042	$5,111	18%	$11,814	$10,102	17%
Transaction expense rate(1)	0.90%	0.81%	**	0.88%	0.80%	**
Transaction and credit loss rate(2)	0.13%	0.05%	**	0.12%	0.07%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and six months ended June 30, 2022 and 2021 was as follows (in millions):

Transaction expense increased by $520 million, or 21%, and $1.1 billion, or 22%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 9% and 11% for the three and six months ended June 30, 2022, respectively, and a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services and unfavorable changes in funding mix. The increase in TPV from unbranded card processing volume also increased the transaction expense rate for the three and six months ended June 30, 2022 compared to the same periods of the prior year. For the three and six months ended June 30, 2022, approximately 35% and 36% of TPV, respectively, was generated outside of the U.S. For the three and six months ended June 30, 2021, approximately 39% and 40% of TPV, respectively, was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

Transaction and credit losses increased by $279 million, or 165%, and $375 million, or 85%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year.

Transaction losses were $380 million in the three months ended June 30, 2022 compared to $273 million in the three months ended June 30, 2021, an increase of $107 million, or 39%. Transaction losses were $702 million in the six months ended June 30, 2022 compared to $554 million in the six months ended June 30, 2021, an increase of $148 million, or 27%. Transaction loss rate (transaction losses divided by TPV) was 0.11% for both the three and six months ended June 30, 2022 and 0.09% for both the three and six months ended June 30, 2021. The increase in transaction losses in the three and six months ended June 30, 2022 was primarily attributable to a $114 million loss related to an ongoing merchant insolvency proceeding. This increase was partially offset by recoveries attributable to enhancements in our fraud recoupment capabilities. The increase in transaction losses in the six months ended June 30, 2022 was also attributable to an increase in losses related to our Venmo products and services resulting from fraud schemes and an increase in goods and services transactions, which are now eligible for coverage by our protection programs.

Credit losses increased by $172 million, or 165%, and $227 million, or 203%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year. The components of credit losses for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net charge-offs(1)	$60	$52	$112	$128
Reserve build (release)(2)	8	(156)	3	(240)
Credit losses	$68	$(104)	$115	$(112)
(1) Net charge-offs includes the principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

The provision in the three and six months ended June 30, 2022 was attributable to originations during the period, partially offset by improvements in the credit quality of loans outstanding. The benefit in the three and six months ended June 30, 2021 was attributable to the reduction of our allowance for loans and interest receivable due to improvements in both current and projected macroeconomic conditions at that point in time and the credit quality of loans outstanding, partially offset by an increase in the provision due to new originations. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments which took into account uncertainty with respect to macroeconomic conditions, historical loss rates when applicable, and uncertainty around the financial health of our borrowers and effectiveness of loan modification programs made available to merchants.

The consumer loans and interest receivable balance as of June 30, 2022 and 2021 was $4.5 billion and $2.5 billion, respectively, representing a year-over-year increase of 77% driven by the expansion of our installment credit products, including additional offerings in Germany as well as the entry into new international markets in the fourth quarter of 2021. Approximately 43% and 68% of our consumer loans receivable outstanding as of June 30, 2022 and 2021, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at June 30, 2022 compared to June 30, 2021 was due to overall growth in the consumer loan receivables portfolio, particularly from installment credit products in other markets including Germany, Japan, and the U.S.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2022	2021
Percent of consumer loans and interest receivable current	96.5%	97.1%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.6%	1.4%
Net charge-off rate(2)	4.2%	3.8%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of June 30, 2022 were $1.7 billion, compared to $1.3 billion as of June 30, 2021, representing a year-over-year increase of 33%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to growth in our PayPal Business Loan products in the U.S. Approximately 84% and 6% of our merchant receivables outstanding as of June 30, 2022 were due from merchants in the U.S. and U.K., respectively, as compared to 80% and 10%, respectively, as of June 30, 2021.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2022	2021
Percent of merchant loans, advances, and interest and fees receivable current	93.2%	87.7%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	2.6%	5.3%
Net charge-off rate(2)	3.4%	8.7%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The increase in the percent of current merchant receivables, decrease in percent of merchant receivables greater than 90 days outstanding, and decrease in the net charge-off rate for merchant receivables at June 30, 2022 as compared to June 30, 2021 were primarily due to the charge-off of accounts, in the prior period, that experienced financial difficulties as a result of the COVID-19 pandemic as well as improved credit quality of our merchant loan portfolio due to modifications to the acceptable risk parameters, including stricter eligibility requirements, as discussed below.

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including a reduction in maximum loan size, stricter eligibility terms, and a shift from automated to manual underwriting of loans and advances, all of which resulted in a decrease in originations as compared to pre-pandemic levels. We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment, and changes to our acceptable risk parameters in 2021 resulted in a gradual increase in originations, and thus a higher merchant receivable balance as of June 30, 2022 as compared to June 30, 2021. While the impact of the COVID-19 pandemic on the economic environment remains uncertain, the longer and more severe the pandemic, the more likely it may have a material adverse impact on our borrowing base, which is primarily comprised of small and medium-sized merchants.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

Customer support and operations expenses increased by $15 million, or 3%, and $31 million, or 3%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year due primarily to increases in expenses related to software that supports our consumer loan products, other operating charges, and employee-related expenses, partially offset by a decline in contractors and consulting costs. The increase in the six months ended June 30, 2022 was also attributable to increases in third-party credit processing fees and customer onboarding and compliance costs.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):
Sales and marketing expenses decreased by $33 million, or 5%, and $41 million, or 3%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year due primarily to lower spending on marketing campaigns, partially offset by an increase in amortization of acquired intangible assets.

Technology and development

Technology and development expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):
Technology and development expenses increased by $69 million, or 9%, $143 million, or 10%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year due primarily to increases in cloud computing services utilized in delivering our products and services and employee-related expenses. To a lesser extent, the increase in the six months ended June 30, 2022 was also driven by an increase in costs related to contractors and consultants and amortization expense associated with internally developed software.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):
General and administrative expenses decreased by $8 million, or 2%, and increased by $75 million, or 7%, in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year. The decrease in the three months ended June 30, 2022 was attributable to a decline in employee-related expenses. The increase in the six months ended June 30, 2022 was primarily attributable to an increase in employee-related expenses driven mainly by growth in stock-based compensation.

Restructuring and other charges

Restructuring and other charges for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):
Restructuring and other charges increased by $89 million and $67 million in the three and six months ended June 30, 2022 compared to the same periods of the prior year.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. As part of this effort, we are focusing on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three and six months ended June 30, 2022 were $71 million and $91 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs. This strategic action and cash payments associated with this plan are expected to be substantially completed by the fourth quarter of 2022. Management estimates that an additional $15 million in restructuring charges will be incurred over the remainder of 2022. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $260 million, including approximately $100 million in stock-based compensation. A portion of the reduction in annual costs associated with the impacted workforce is expected to be reinvested in the business to drive additional growth.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges for the three months ended June 30, 2021 were de minimis and for the six months ended June 30, 2021 were $27 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, we are continuing to review our facility needs due to our new and evolving work models. We incurred asset impairment charges of $19 million and $35 million in the three and six months ended June 30, 2022, respectively, and nil and $26 million in the three and six months ended June 30, 2021, respectively, due to exiting certain leased properties which resulted in a reduction of right of use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net decreased $944 million and $856 million in the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year due primarily to net losses on strategic investments in the current periods compared to net gains in the prior periods. Additionally, the six months ended June 30, 2022 was impacted, to a lesser extent, by an increase in foreign currency exchange losses, resulting primarily from actions taken in connection with our decision to suspend transactional services in Russia.

Income tax expense (benefit)

Our effective income tax rate was 796% and 13% for the three months ended June 30, 2022 and 2021, respectively, and 75% and (2)% for the six months ended June 30, 2022 and 2021, respectively. The increase in our effective income tax rate for the three and six months ended June 30, 2022 compared to the same periods of the prior year was primarily due to tax expense related to the intra-group transfer of intellectual property with no comparable activity in the three and six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including our customer protection programs, credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, working capital, and other cash needs. We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third-party sources, will be sufficient to meet our cash requirements within the next 12 months and beyond.

SOURCES OF LIQUIDITY

Cash, cash equivalents, investments, and restricted cash

The following table summarizes our cash, cash equivalents, and investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$12,950	$12,981
(1) Excludes assets related to funds receivable and customer accounts of $37.2 billion and $36.1 billion at June 30, 2022 and December 31, 2021, respectively.
(2) Excludes total restricted cash of $22 million and $109 million at June 30, 2022 and December 31, 2021, respectively, and strategic investments of $2.6 billion and $3.2 billion as of June 30, 2022 and December 31, 2021, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $9.2 billion at June 30, 2022 and $7.4 billion at December 31, 2021, or 71% and 57% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2021, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$2,708	$3,064
Investing activities	(4,667)	(2,682)
Financing activities	750	630
Effect of exchange rates on cash, cash equivalents, and restricted cash	(136)	(34)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,345)	$978

Operating activities

We generated cash from operating activities of $2.7 billion in the six months ended June 30, 2022 due primarily to operating income of $1.5 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $817 million, stock-based compensation of $741 million, and depreciation and amortization of $661 million. Net income was also adjusted for net losses on our strategic investments of $658 million, changes in deferred income taxes of $457 million, and changes in other assets and liabilities of $194 million, primarily related to actual cash transaction losses incurred during the period partially offset by an increase in other liabilities.

We generated cash from operating activities of $3.1 billion in the six months ended June 30, 2021 due primarily to operating income of $2.2 billion, as well as adjustments for non-cash expenses including stock-based compensation of $758 million, depreciation and amortization of $616 million, and provision for transaction and credit losses of $442 million. Net income was also adjusted for net gains on our strategic investments of $163 million, changes in accounts receivable of $112 million, changes in deferred income taxes of $103 million, and changes in other assets and liabilities of $793 million, primarily related to actual cash transaction losses during the period.

In the six months ended June 30, 2022 and 2021, cash paid for income taxes, net was $444 million and $380 million, respectively.

Investing activities

The net cash used in investing activities of $4.7 billion in the six months ended June 30, 2022 was due primarily to purchases of investments of $13.2 billion, purchases and originations of loans receivable of $12.3 billion, changes in funds receivable from customers of $882 million, and purchases of property and equipment of $366 million. These cash outflows were partially offset by maturities and sales of investments of $11.1 billion and principal repayment of loans receivable of $10.9 billion.

The net cash used in investing activities of $2.7 billion in the six months ended June 30, 2021 was due primarily to purchases of investments of $20.2 billion, purchases and originations of loans receivable of $4.9 billion, acquisitions (net of cash acquired) of $469 million, and purchases of property and equipment of $468 million. These cash outflows were partially offset by maturities and sales of investments of $18.7 billion, principal repayment of loans receivable of $4.6 billion, and changes in funds receivable from customers of $127 million.

Financing activities

The net cash generated from financing activities of $750 million in the six months ended June 30, 2022 was due primarily to borrowings under financing arrangements of $3.3 billion (including proceeds from the issuance of fixed rate debt in May 2022 and borrowing under our Paidy credit agreements) and changes in funds payable and amounts due to customers of $1.6 billion. These cash inflows were partially offset by the repurchase of $2.3 billion of our common stock under our July 2018 stock repurchase program, repayment of borrowings under financing arrangements of $1.7 billion (including the repurchase and redemption of certain fixed rate notes and repayment of borrowings under a prior credit agreement, both described further below under “Available credit and debt”), and tax withholdings related to net share settlement of equity awards of $275 million.

We generated cash from financing activities of $630 million in the six months ended June 30, 2021 due primarily to changes in funds payable and amounts due to customers of $3.0 billion, partially offset by the repurchase of $1.5 billion of our common stock under our July 2018 stock repurchase program, and tax withholdings related to net share settlement of equity awards of $940 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the six months ended June 30, 2022 and 2021 had a negative impact of $136 million and $34 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2022 and 2021 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar and, to a lesser extent, the Euro and Swedish krona. The negative impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2022 was also attributable to unfavorable fluctuations in the exchange rate of the U.S. dollar to the Japanese yen.

Available credit and debt

In May 2022, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $3.0 billion. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses or assets or strategic investments. We used a portion of the proceeds to repurchase and redeem $1.6 billion in notes from our prior debt issuances in September 2019 and May 2020. As of June 30, 2022, we had $10.4 billion in fixed rate debt outstanding with varying maturity dates.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion (approximately $439 million as of June 30, 2022). In the six months ended June 30, 2022, ¥37.8 billion (approximately $277 million) was drawn down under the Paidy Credit Agreement. Accordingly, at June 30, 2022, ¥22.2 billion (approximately $162 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a secured revolving credit facility of approximately ¥22.8 billion (approximately $198 million at the time of acquisition). In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid outstanding borrowings.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2022, we had a total of $4.2 billion in cash withdrawals offsetting our $4.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of June 30, 2022, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, and capital expenditures and other future obligations.

Credit products

Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We are currently evaluating partnerships and third-party sources of funding for our credit products.

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to be used for European and U.S. credit activities. During the second quarter of 2022, an additional $300 million was approved to fund such credit activities. As of June 30, 2022, the cumulative amount approved by management to be designated for credit activities aggregated to $3.0 billion and represented approximately 28% of European customer balances that have been made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.09% and 0.11% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the six months ended June 30, 2022, we repurchased approximately $2.3 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. As of June 30, 2022, a total of approximately $2.8 billion and $15.0 billion remained available for future repurchases of our common stock under our July 2018 and June 2022 stock repurchase programs, respectively.

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

As of June 30, 2022 and December 31, 2021, approximately 35% and 40%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $250 million and $272 million at June 30, 2022 and December 31, 2021, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of June 30, 2022 and December 31, 2021, we had $10.4 billion and $9.0 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of June 30, 2022 and December 31, 2021, we also had revolving credit facilities of approximately $5.4 billion and $5.2 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2022 and December 31, 2021, we had ¥37.8 billion (approximately $277 million) and ¥11.3 billion (approximately $98 million), respectively, outstanding under these credit facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period.

For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to larger payment obligations by customers of our credit products to us, or to lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our net income (loss).

FOREIGN CURRENCY EXCHANGE RATE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, which subject us to foreign currency exchange rate risk and may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign currency exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

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

If the U.S. dollar weakened by 10% at June 30, 2022 and December 31, 2021, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $785 million and $512 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of 10% for all currencies would have resulted in an adverse impact on income before income taxes of approximately $30 million and $196 million at June 30, 2022 and December 31, 2021, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of June 30, 2022 would have positively impacted income before income taxes by approximately $37 million, resulting in a net positive impact of approximately $7 million. Foreign currency exchange contracts in place as of December 31, 2021 would have positively impacted income before income taxes by approximately $203 million, resulting in a net positive impact of approximately $7 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of June 30, 2022 and December 31, 2021, our strategic investments totaled $2.6 billion and $3.2 billion, which represented approximately 17% and 20% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we anticipate volatility to our net income (loss) in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2022, which could be experienced in the near term, would have resulted in an incremental decrease of approximately $260 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of June 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 3, 2022 (“2021 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2021 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

Cryptocurrency Regulation and Related Risks

Our current and planned cryptocurrency product offerings could subject us to additional regulations, licensing requirements, and other obligations. We are regulated by the New York Department of Financial Service as a virtual currency business. The rapidly evolving regulatory landscape with respect to cryptocurrency and digital assets may subject us to additional licensing and regulatory obligations, inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, litigation, potential fines, reputational harm and other consequences.

Financial and third-party risks related to our cryptocurrency product offerings, such as inappropriate access to or theft or destruction of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by the custodian or other counterparty financial institutions, could significantly harm our business, financial performance and reputation. While we select custodian partners that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies, operational disruptions at the custodian, system issues or failure to safeguard cryptocurrency holdings and any resulting financial losses could reduce consumer confidence and materially impact our operating results and our cryptocurrency product offerings.

The obligations associated with these custodial and other arrangements to safeguard cryptocurrency assets involve unique risks and uncertainties. While other types of assets held in a similar manner have been deemed not to be part of the asset custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet considered the appropriate treatment of custodial holdings of digital assets and any such determination may be highly fact-specific. PayPal holds its customers’ cryptocurrency assets through a third-party cryptocurrency asset custodian. Despite PayPal’s efforts to structure our customers’ cryptocurrency asset accounts in a manner that reinforces customer ownership of the cryptocurrency assets, it remains possible that a court would consider such assets as part of the custodian’s bankruptcy estate. In that event, cryptocurrency assets that our custodian holds on behalf of our customers may become subject to bankruptcy proceedings, our claim on behalf of such customers could be treated as a general unsecured claim against the custodian. Moreover, the lack of precedent and the fact-dependent nature of the determination could delay or preclude the return of such cryptocurrency assets to our customers. These and other risks, could adversely impact our cryptocurrency product offerings.

In addition, our cryptocurrency product offerings could have the effect of heightening or exacerbating many of the risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and may adversely affect our business, financial condition and results of operations.

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

PayPal relies on a variety of compliance methods to transfer personal data of European Economic Area (“EEA”) individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. In June 2021, the European Commission imposed new SCC requirements which impose certain contract and operational requirements on PayPal, its merchants, and vendors in order to adhere to certain affirmative duties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data exported from PayPal’s EEA customers and/or employees to countries outside the EEA. To the extent PayPal relies on SCCs, we may be required to incur additional costs and take additional steps to legitimize certain cross-border data transfers from the EEA, including new contractual arrangements under the updated requirements to avoid limitations on PayPal’s ability to process EEA data in countries outside of the EEA.

Many jurisdictions in which we operate have adopted, or are in the process of adopting or amending data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. In the U.S., numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of state residents’ personal information, and internationally, many of markets in which we operate have similarly enacted or are in the process of enacting or amending similar privacy laws and regulations. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and enforcement powers, and may subject us to increased regulatory scrutiny and business costs, and lead to unintended consumer confusion.

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

The COVID-19 pandemic has adversely impacted and is likely to further adversely impact the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock down orders, mask and social distancing requirements, and business limitations and shutdowns. To the extent that such mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to: increased liability under our buyer protection program or chargebacks on payment cards resulting from merchants’ selling goods or services in advance of the delivery date or experiencing bankruptcy, insolvency or other business interruption; customer defaults on payment obligations under PayPal branded credit products; increased cybersecurity and payment fraud risk; challenges to the availability and reliability of our products and services; and supply chain disruptions impacting our business.

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

In February 2022, Russia commenced military hostilities against Ukraine. In March 2022, we suspended our transactional services in Russia. We have also expanded our services for Ukrainian customers. The potential effects of the conflict between Russia and Ukraine, individually or in the aggregate, could have the effect of heightening or exacerbating many of the risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, may adversely affect our business, financial condition and results of operations, and restrict or limit our ability to operate in Russia. These effects could include, but are not limited to, geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit, capital and currency markets; reduced economic activity; changes in laws and regulations affecting our business, including sanctions targeting Russia and other countries imposed by the U.S. and other countries, counter-sanctions imposed by Russia, and additional sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which the conflict between Russia and Ukraine may negatively impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change.

Our ability to receive the benefit of U.S. merchant financing and certain U.S. installment loan offerings may be subject to challenge.

Merchant loans under our U.S. PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products and certain U.S. installment loan products are provided by a state chartered industrial bank under a program agreement with us, and we acquire the receivables generated by those loans after origination. In June 2020, largely in response to the Madden v. Midland Funding, LLC case decided in the U.S. Court of Appeals for the Second Circuit, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule clarifying that loans originated by state-chartered non-member banks remain valid throughout the lifetime of the loan, reflecting a similar rule finalized by the Office of the Comptroller of Currency (“OCC”) in May 2020. The final rule reaffirms and codifies in regulation the so-called “valid-when-made doctrine,” which provides that the interest rate for a loan is determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. A number of state attorneys general have challenged these FDIC and OCC rules, and there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state chartered industrial banks may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations or regulatory policy, could materially impact our U.S. PPWC, PPBL, and certain installment products and our business.

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

We currently purchase receivables related to our PayPal branded merchant financing offerings in the U.S. and certain consumer installment loan products in the U.S., and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. If we are unable to fund our credit products, or the purchase of the receivables related to our merchant financing offerings in the U.S. and certain consumer installment loan products in the U.S. adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized for these purposes, the growth of our credit products could be negatively impacted.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

REPURCHASES OF EQUITY SECURITIES

In July 2018, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15 billion of our common stock, with no expiration from the date of authorization. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

The stock repurchase activity under our stock repurchase programs during the three months ended June 30, 2022 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2022				$3,560
April 1, 2022 through April 30, 2022	4.5	$110.87	4.5	3,060
May 1, 2022 through May 31, 2022	2.3	$79.14	2.3	2,879
June 1, 2022 through June 30, 2022	0.8	$86.11	0.8	2,810
Authorization of additional plan in June 2022	—	—	—	15,000
Balance as of June 30, 2022	7.6		7.6	$17,810
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.01	Officer’s Certificate, dated as of May 23, 2022, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	5/23/2022
4.02	Form of 2027 Note (included in Exhibit 4.2)	8-K	5/23/2022
4.03	Form of 2032 Note (included in Exhibit 4.2)	8-K	5/23/2022
4.04	Form of 2052 Note (included in Exhibit 4.2)	8-K	5/23/2022
4.05	Form of 2062 Note (included in Exhibit 4.2)	8-K	5/23/2022
10.01+	PayPal Holdings, Inc. 2022 Inducement Plan	S-8	7/14/2022
10.02+	Letter agreement by and between PayPal Holdings, Inc. and Gabrielle Rabinovitch, dated June 15, 2022	8-K	6/17/2022
10.03+	Letter agreement, effective July 13, 2022, between Blake Jorgensen and PayPal Holdings, Inc.	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	August 2, 2022	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer:

Date:	August 2, 2022	By:	/s/ Gabrielle Rabinovitch
Gabrielle Rabinovitch
Interim Chief Financial Officer and Senior Vice President, Corporate Finance and Investor Relations

Principal Accounting Officer:

Date:	August 2, 2022	By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

