Form 10-Q
period 2022-09-30
PayPal Holdings, Inc.
filed 2022-11-04
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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
Yes ☐ No  ☒
As of October 28, 2022, there were 1,140,027,732 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,659	$5,197
Short-term investments	4,190	4,303
Accounts receivable, net	889	800
Loans and interest receivable, net of allowances of $478 and $491 as of September 30, 2022 and December 31, 2021, respectively	6,002	4,846
Funds receivable and customer accounts	34,824	36,141
Prepaid expenses and other current assets	2,541	1,287
Total current assets	55,105	52,574
Long-term investments	5,215	6,797
Property and equipment, net	1,773	1,909
Goodwill	11,053	11,454
Intangible assets, net	855	1,332
Other assets	2,434	1,737
Total assets	$76,435	$75,803
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114	$197
Funds payable and amounts due to customers	37,824	38,841
Accrued expenses and other current liabilities	4,638	3,755
Income taxes payable	652	236
Total current liabilities	43,228	43,029
Deferred tax liability and other long-term liabilities	2,702	2,998
Long-term debt	10,241	8,049
Total liabilities	56,171	54,076
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,147 and 1,168 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 161 and 132 shares as of September 30, 2022 and December 31, 2021, respectively	(15,069)	(11,880)
Additional paid-in-capital	17,981	17,208
Retained earnings	18,033	16,535
Accumulated other comprehensive income (loss)	(681)	(136)
Total equity	20,264	21,727
Total liabilities and equity	$76,435	$75,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share data)
	(Unaudited)
Net revenues	$6,846	$6,182	$20,135	$18,453
Operating expenses:
Transaction expense	2,988	2,564	8,849	7,363
Transaction and credit losses	367	268	1,184	710
Customer support and operations	509	504	1,579	1,543
Sales and marketing	544	549	1,733	1,779
Technology and development	801	755	2,431	2,242
General and administrative	463	498	1,584	1,544
Restructuring and other charges	56	1	182	60
Total operating expenses	5,728	5,139	17,542	15,241
Operating income	1,118	1,043	2,593	3,212
Other income (expense), net	460	122	(337)	181
Income before income taxes	1,578	1,165	2,256	3,393
Income tax expense	248	78	758	25
Net income (loss)	$1,330	$1,087	$1,498	$3,368

Net income (loss) per share:
Basic	$1.15	$0.93	$1.29	$2.87
Diluted	$1.15	$0.92	$1.29	$2.84

Weighted average shares:
Basic	1,154	1,174	1,159	1,174
Diluted	1,157	1,187	1,163	1,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
	(Unaudited)
Net income (loss)	$1,330	$1,087	$1,498	$3,368
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(206)	(29)	(601)	(51)
Net investment hedges CTA gains, net	97	—	253	—
Tax expense on net investment hedges CTA gains, net	(23)	—	(59)	—
Unrealized gains on cash flow hedges, net	138	204	348	434
Tax expense on unrealized gains on cash flow hedges, net	(7)	(7)	(18)	(10)
Unrealized losses on investments, net	(157)	—	(614)	(17)
Tax benefit on unrealized losses on investments, net	41	—	146	4
Other comprehensive income (loss), net of tax	(117)	168	(545)	360
Comprehensive income (loss)	$1,213	$1,255	$953	$3,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	509	509
Foreign CTA	—	—	—	(95)	—	(95)
Net investment hedges CTA gains, net	—	—	—	21	—	21
Tax expense on net investment hedges CTA gains, net	—	—	—	(5)	—	(5)
Unrealized losses on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized losses on investments, net	—	—	—	(293)	—	(293)
Tax benefit on unrealized losses on investments, net	—	—	—	67	—	67
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	4	—	(273)	—	—	(273)
Common stock repurchased	(11)	(1,500)	—	—	—	(1,500)
Stock-based compensation	—	—	447	—	—	447
Other	—	—	1	—	—	1
Balances at March 31, 2022	1,161	$(13,380)	$17,383	$(444)	$17,044	$20,603
Net loss	—	—	—	—	(341)	(341)
Foreign CTA	—	—	—	(300)	—	(300)
Net investment hedge CTA gains, net	—	—	—	135	—	135
Tax expense on net investment hedges CTA gains, net	—	—	—	(31)	—	(31)
Unrealized gains on cash flow hedges, net	—	—	—	213	—	213
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(11)	—	(11)
Unrealized losses on investments, net	—	—	—	(164)	—	(164)
Tax benefit on unrealized losses on investments, net	—	—	—	38	—	38
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	3	—	51	—	—	51
Common stock repurchased	(8)	(750)	—	—	—	(750)
Stock-based compensation	—	—	324	—	—	324
Balances at June 30, 2022	1,156	$(14,130)	$17,758	$(564)	$16,703	$19,767
Net income	—	—	—	—	1,330	1,330
Foreign CTA	—	—	—	(206)	—	(206)
Net investment hedge CTA gains, net	—	—	—	97	—	97
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	138	—	138
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(7)	—	(7)
Unrealized losses on investments, net	—	—	—	(157)	—	(157)
Tax benefit on unrealized losses on investments, net	—	—	—	41	—	41
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	(14)	—	—	(14)
Common stock repurchased	(10)	(939)	—	—	—	(939)
Stock-based compensation	—	—	237	—	—	237
Balances at September 30, 2022	1,147	$(15,069)	$17,981	$(681)	$18,033	$20,264

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	1,097	—	1,097
Foreign CTA	—	—	—	(53)	—	—	(53)
Unrealized gains on cash flow hedges, net	—	—	—	198	—	—	198
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	—	(3)
Unrealized losses on investments, net	—	—	—	(15)	—	—	(15)
Tax benefit on unrealized losses on investments, net	—	—	—	4	—	—	4
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	7	—	(870)	—	—	—	(870)
Common stock repurchased	(5)	(1,323)	—	—	—	—	(1,323)
Stock-based compensation	—	—	387	—	—	—	387
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at March 31, 2021	1,174	$(9,830)	$16,161	$(353)	$13,463	$—	$19,441
Net income	—	—	—	—	1,184	—	1,184
Foreign CTA	—	—	—	31	—	—	31
Unrealized gains on cash flow hedges, net	—	—	—	32	—	—	32
Unrealized losses on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	12	—	—	—	12
Common stock repurchased	(1)	(200)	—	—	—	—	(200)
Stock-based compensation	—	—	407	—	—	—	407
Balances at June 30, 2021	1,175	$(10,030)	$16,580	$(292)	$14,647	$—	$20,905
Net income	—	—	—	—	1,087		1,087
Foreign CTA	—	—	—	(29)	—	—	(29)
Unrealized gains on cash flow hedges, net	—	—	—	204	—	—	204
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(7)	—	—	(7)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	—	—	(37)	—	—	—	(37)
Common stock repurchased	(1)	(350)	—	—	—	—	(350)
Stock-based compensation	—	—	317	—	—	—	317
Balances at September 30, 2021	1,174	$(10,380)	$16,860	$(124)	$15,734	$—	$22,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,498	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction and credit losses	1,184	710
Depreciation and amortization	991	939
Stock-based compensation	967	1,058
Deferred income taxes	(538)	(175)
Net (gains) losses on strategic investments	163	(336)
Other	567	92
Changes in assets and liabilities:
Accounts receivable	(89)	(155)
Accounts payable	(55)	(50)
Income taxes payable	109	18
Other assets and liabilities	(141)	(892)
Net cash provided by operating activities	4,656	4,577
Cash flows from investing activities:
Purchases of property and equipment	(548)	(695)
Proceeds from sales of property and equipment	5	3
Purchases and originations of loans receivable	(19,167)	(8,241)
Principal repayment of loans receivable	17,164	7,598
Purchases of investments	(16,455)	(30,905)
Maturities and sales of investments	16,770	30,390
Acquisitions, net of cash and restricted cash acquired	—	(469)
Funds receivable	(1,085)	(37)
Other investing activities	30	—
Net cash used in investing activities	(3,286)	(2,356)
Cash flows from financing activities:
Proceeds from issuance of common stock	86	90
Purchases of treasury stock	(3,189)	(1,873)
Tax withholdings related to net share settlements of equity awards	(321)	(978)
Borrowings under financing arrangements	3,346	—
Repayments under financing arrangements	(1,686)	—
Funds payable and amounts due to customers	(659)	2,575
Other financing activities	1	—
Net cash used in financing activities	(2,422)	(186)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(253)	(106)
Net change in cash, cash equivalents, and restricted cash	(1,305)	1,929
Cash, cash equivalents, and restricted cash at beginning of period	18,029	18,040
Cash, cash equivalents, and restricted cash at end of period	$16,724	$19,969

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for interest	$114	$121
Cash paid for income taxes, net	$666	$436

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$6,659	$7,782
Short-term investments	21	23
Funds receivable and customer accounts	10,044	12,164
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$16,724	$19,969

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

As of December 31, 2021, we had consolidated two VIEs that provided financing for and held loans receivable of Paidy, Inc. (“Paidy”). We were the primary beneficiary of the VIEs as we performed the servicing and collection for the loans receivable, which were the activities that most significantly impacted the VIE’s economic performance, and we had the obligation to absorb the losses and/or the right to receive the benefits of the VIE that could potentially be significant to these entities. The financial results of our consolidated VIEs were included in our condensed consolidated financial statements. As of December 31, 2021, the carrying value of the assets and liabilities of our consolidated VIEs was included as short-term investments of $87 million, loans and interest receivable, net of $21 million, and long-term debt of $98 million. Cash of $87 million, included in short-term investments, was restricted to settle the debt obligations. In the first quarter of 2022, we terminated Paidy’s legacy debt structure and replaced it with a new credit agreement executed in February 2022. As a result, we no longer have any consolidated VIEs as of September 30, 2022. See “Note 12—Debt” for additional information.

As of September 30, 2022 and December 31, 2021, the carrying value of our investments in nonconsolidated VIEs was $116 million and $74 million, respectively, and is included in long-term investments on our condensed consolidated balance sheets as non-marketable equity securities applying the equity method of accounting. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $231 million and $205 million as of September 30, 2022 and December 31, 2021, respectively.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2022.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, income taxes, loss contingencies, revenue recognition, and the valuation of goodwill and intangible assets. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Recent accounting guidance

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables due from borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The amended guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied prospectively, except for the recognition and measurement of TDRs, which can be applied on a modified retrospective basis. We have concluded that our financial statements will not be materially impacted upon adoption. We will adopt the guidance on January 1, 2023 on a prospective basis and expand certain disclosures as required.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Recently adopted accounting guidance

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides guidance for an entity to consider when it has obligations to safeguard customers’ crypto assets, whether directly or through an agent or another third party acting on its behalf. The interpretive guidance requires a reporting entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding safeguarding asset. The crypto asset safeguarding liability and the corresponding safeguarding asset will be measured at the fair value of the crypto assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events. SAB 121 also requires disclosures related to the entity’s safeguarding obligations for crypto assets held for its platform users. SAB 121 is effective in the first interim or annual financial statements ending after June 15, 2022 with retrospective application as of the beginning of the fiscal year. We adopted this guidance for the quarter ended June 30, 2022 with retrospective application as of January 1, 2022. As of June 30, 2022, we recorded $596 million for both the crypto asset safeguarding liability and corresponding safeguarding asset, which are classified as accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, on our condensed consolidated balance sheet. For additional information, see “Note 7—Other Financial Statement Details.”

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Primary geographical markets
U.S.	$3,978	$3,476	$11,512	$9,811
United Kingdom (“U.K.”)	490	529	1,552	1,741
Other countries(1)	2,378	2,177	7,071	6,901
Total net revenues(2)	$6,846	$6,182	$20,135	$18,453

Revenue category
Transaction revenues	$6,234	$5,607	$18,504	$17,025
Revenues from other value added services	612	575	1,631	1,428
Total net revenues(2)	$6,846	$6,182	$20,135	$18,453
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $391 million and $168 million for the three months ended September 30, 2022 and 2021, respectively, and $874 million and $289 million for the nine months ended September 30, 2022 and 2021, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,330	$1,087	$1,498	$3,368
Denominator:
Weighted average shares of common stock - basic	1,154	1,174	1,159	1,174
Dilutive effect of equity incentive awards	3	13	4	13
Weighted average shares of common stock - diluted	1,157	1,187	1,163	1,187
Net income (loss) per share:
Basic	$1.15	$0.93	$1.29	$2.87
Diluted	$1.15	$0.92	$1.29	$2.84
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	14	—	13	2

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in the three and nine months ended September 30, 2022.

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

The intangible assets acquired consist primarily of merchant contracts, trade names/trademarks, and developed technology with estimated useful lives of three to seven years. Contractual gross loans and interest receivable acquired were $216 million. We expect to collect substantially all of these receivables. The excess of the purchase consideration, including the fair value of our equity investment, over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is attributable to the workforce of Paidy and the synergies expected to arise from the acquisition, including continued customer acquisition. We do not expect goodwill to be deductible for income tax purposes. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.

In connection with the acquisition, we issued restricted stock and restricted stock units with an approximate grant date fair value of $161 million, which represents post-business combination expense. The equity granted is a combination of shares issued to certain former Paidy employees subject to a holdback arrangement and assumed Paidy employee equity grants, which vest over a period of up to approximately four years subject to continued employment.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2022:

	December 31, 2021	Goodwill Acquired	Adjustments	September 30, 2022
	(In millions)
Total goodwill	$11,454	$—	$(401)	$11,053

The adjustments to goodwill during the nine months ended September 30, 2022 pertained to foreign currency translation adjustments.
INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	September 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,623	$(1,043)	$580	7	$1,726	$(919)	$807	7
Marketing related	388	(332)	56	5	405	(315)	90	5
Developed technology	1,095	(989)	106	3	1,109	(822)	287	3
All other	432	(319)	113	7	454	(306)	148	7
Intangible assets, net	$3,538	$(2,683)	$855		$3,694	$(2,362)	$1,332

Amortization expense for intangible assets was $118 million and $110 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $356 million and $326 million for the nine months ended September 30, 2022 and 2021, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Expected future intangible asset amortization as of September 30, 2022 was as follows (in millions):

Fiscal years:
Remaining 2022	$111
2023	206
2024	186
2025	152
2026	95
Thereafter	105
Total	$855

NOTE 6—LEASES

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, customer services and operations centers, and warehouses.

While a majority of our lease agreements do not contain an explicit interest rate, certain of our lease agreements are subject to changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio includes a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

As of September 30, 2022, we had no finance leases.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Lease expense
Operating lease expense	$43	$42	$128	$129
Sublease income	(2)	(2)	(6)	(6)
Lease expense, net	$41	$40	$122	$123

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$42	$127	$126
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$5	$47	$99	$79
Other non-cash ROU lease asset activity	$(11)	$—	$(36)	$(21)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
	(In millions, except weighted-average figures)
Operating ROU lease assets	$588	$659
Current operating lease liabilities	152	142
Operating lease liabilities	566	620
Total operating lease liabilities	$718	$762
Weighted-average remaining lease term—operating leases	5.7 years	6.1 years
Weighted-average discount rate—operating leases	3%	3%

Future minimum lease payments for our operating leases as of September 30, 2022 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2022	$44
2023	170
2024	154
2025	115
2026	94
Thereafter	211
Total	$788
Less: present value discount	(70)
Lease liability	$718

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

In the three and nine months ended September 30, 2022, we incurred asset impairment charges of $29 million and $64 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments in three and nine months ended September 30, 2022 included a reduction to our ROU lease assets in the amount of $11 million and $36 million, respectively, which were attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased. In the three and nine months ended September 30, 2021, we incurred asset impairment charges of nil and $26 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments in the three and nine months ended September 30, 2021 included a reduction to our ROU lease assets in the amount of nil and $21 million, respectively, which was attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased.

As of September 30, 2022, we have an additional operating lease for real estate, which will commence in the fourth quarter of 2022 or later with minimum lease payments aggregating to $3 million and a lease term of eight years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, and Litecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodian holds the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. Given that we currently utilize one third-party custodian, there is concentration risk in the event the custodian is not able to perform in accordance with our agreement.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheet. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events (e.g., uninsured losses), as applicable. As of September 30, 2022, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value. The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of September 30, 2022 (in millions):

Bitcoin	$343
Ethereum	290
Other	57
Crypto asset safeguarding liability	$690
Crypto asset safeguarding asset	$690

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2022:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains	Estimated Tax Benefit	Total
	(In millions)
Beginning balance	$409	$(544)	$(665)	$180	$56	$(564)
Other comprehensive income (loss) before reclassifications	294	(157)	(206)	97	11	39
Less: Amount of gain reclassified from accumulated other comprehensive income (loss) (“AOCI”)	156	—	—	—	—	156
Net current period other comprehensive income (loss)	138	(157)	(206)	97	11	(117)
Ending balance	$547	$(701)	$(871)	$277	$67	$(681)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Foreign CTA	Net Investment Hedges CTA Gains	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(93)	$(6)	$(220)	$24	$3	$(292)
Other comprehensive income (loss) before reclassifications	160	—	(29)	—	(7)	124
Less: Amount of loss reclassified from AOCI	(44)	—	—	—	—	(44)
Net current period other comprehensive income (loss)	204	—	(29)	—	(7)	168
Ending balance	$111	$(6)	$(249)	$24	$(4)	$(124)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2022:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Investments	Foreign CTA	Net Investment Hedges CTA Gains	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	658	(614)	(601)	253	69	(235)
Less: Amount of gain reclassified from AOCI	310	—	—	—	—	310
Net current period other comprehensive income (loss)	348	(614)	(601)	253	69	(545)
Ending balance	$547	$(701)	$(871)	$277	$67	$(681)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	242	(17)	(51)	—	(6)	168
Less: Amount of loss reclassified from AOCI	(192)	—	—	—	—	(192)
Net current period other comprehensive income (loss)	434	(17)	(51)	—	(6)	360
Ending balance	$111	$(6)	$(249)	$24	$(4)	$(124)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statement of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Gains (losses) on cash flow hedges—foreign currency exchange contracts	$156	$(44)	$310	$(192)	Net revenues
Unrealized gains (losses) on investments	—	—	—	—	Other income (expense), net
	156	(44)	310	(192)	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$156	$(44)	$310	$(192)	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest income	$48	$15	$90	$43
Interest expense	(87)	(58)	(215)	(173)
Net gains (losses) on strategic investments	495	173	(163)	336
Other	4	(8)	(49)	(25)
Other income (expense), net	$460	$122	$(337)	$181

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS
The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$10,044	$12,723
Time deposits	39	334
Available-for-sale debt securities	18,916	18,336
Funds receivable	5,825	4,748
Total funds receivable and customer accounts	$34,824	$36,141
Short-term investments:
Time deposits	$383	$590
Available-for-sale debt securities	3,786	3,604
Restricted cash	21	109
Total short-term investments	$4,190	$4,303
Long-term investments:
Time deposits	$55	$45
Available-for-sale debt securities	2,912	3,545
Strategic investments	2,248	3,207
Total long-term investments	$5,215	$6,797

As of September 30, 2022 and December 31, 2021, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2022(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,698	$—	$(288)	$9,410
Foreign government and agency securities	1,671	—	(52)	1,619
Corporate debt securities	1,698	—	(93)	1,605
Asset-backed securities	1,379	—	(36)	1,343
Municipal securities	328	—	(4)	324
Commercial paper	3,793	—	(25)	3,768
Short-term investments:
U.S. government and agency securities	75	—	(3)	72
Foreign government and agency securities	480	—	(13)	467
Corporate debt securities	969	—	(14)	955
Asset-backed securities	522	—	(9)	513
Commercial paper	1,781	—	(2)	1,779
Long-term investments:
U.S. government and agency securities	493	—	(39)	454
Foreign government and agency securities	400	—	(24)	376
Corporate debt securities	1,076	—	(70)	1,006
Asset-backed securities	1,105	—	(29)	1,076
Total available-for-sale debt securities(2)	$25,468	$—	$(701)	$24,767
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,754	$—	$(31)	$8,723
Foreign government and agency securities	1,849	—	(9)	1,840
Corporate debt securities	3,377	—	(15)	3,362
Asset-backed securities	1,552	—	(3)	1,549
Municipal securities	535	—	—	535
Short-term investments:
U.S. government and agency securities	537	—	—	537
Foreign government and agency securities	493	—	(1)	492
Corporate debt securities	2,285	—	—	2,285
Asset-backed securities	278	—	(1)	277
Long-term investments:
U.S. government and agency securities	568	—	(6)	562
Foreign government and agency securities	742	—	(6)	736
Corporate debt securities	1,445	—	(11)	1,434
Asset-backed securities	817	—	(4)	813
Total available-for-sale debt securities(2)	$23,232	$—	$(87)	$23,145
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $61 million and $36 million at September 30, 2022 and December 31, 2021, respectively, and were included in other current assets on our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2022(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$7,297	$(186)	$1,939	$(102)	$9,236	$(288)
Foreign government and agency securities	1,057	(32)	562	(20)	1,619	(52)
Corporate debt securities	1,017	(62)	589	(31)	1,606	(93)
Asset-backed securities	1,148	(30)	195	(6)	1,343	(36)
Municipal securities	307	(4)	—	—	307	(4)
Commercial paper	3,768	(25)	—	—	3,768	(25)
Short-term investments:
U.S. government and agency securities	72	(3)	—	—	72	(3)
Foreign government and agency securities	361	(9)	106	(3)	467	(12)
Corporate debt securities	926	(14)	28	(1)	954	(15)
Asset-backed securities	420	(7)	62	(2)	482	(9)
Commercial paper	1,779	(2)	—	—	1,779	(2)
Long-term investments:
U.S. government and agency securities	247	(19)	206	(20)	453	(39)
Foreign government and agency securities	31	(2)	345	(22)	376	(24)
Corporate debt securities	590	(43)	407	(27)	997	(70)
Asset-backed securities	972	(23)	104	(6)	1,076	(29)
Total available-for-sale debt securities	$19,992	$(461)	$4,543	$(240)	$24,535	$(701)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,224	$(31)	$—	$—	$8,224	$(31)
Foreign government and agency securities	1,703	(9)	20	—	1,723	(9)
Corporate debt securities	1,816	(15)	—	—	1,816	(15)
Asset-backed securities	1,302	(3)	—	—	1,302	(3)
Municipal securities	50	—	—	—	50	—
Short-term investments:
U.S. government and agency securities	440	—	—	—	440	—
Foreign government and agency securities	485	(1)	—	—	485	(1)
Corporate debt securities	336	—	—	—	336	—
Asset-backed securities	273	(1)	—	—	273	(1)
Long-term investments:
U.S. government and agency securities	562	(6)	—	—	562	(6)
Foreign government and agency securities	736	(6)	—	—	736	(6)
Corporate debt securities	1,355	(11)	—	—	1,355	(11)
Asset-backed securities	707	(4)	—	—	707	(4)
Total available-for-sale debt securities	$17,989	$(87)	$20	$—	$18,009	$(87)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the three and nine months ended September 30, 2022 and 2021.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2022
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,266	$13,119
After one year through five years	10,164	9,656
After five years through ten years	1,952	1,908
After ten years	86	84
Total	$25,468	$24,767

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $361 million and $1.9 billion as of September 30, 2022 and December 31, 2021, respectively, including the impact of the sale of marketable equity securities during the three months ended September 30, 2022.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, we had non-marketable equity securities of $122 million and $79 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss). The carrying value of our non-marketable equity securities totaled $1.9 billion and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Carrying amount, beginning of period	$1,574	$1,009	$1,268	$779
Adjustments related to non-marketable equity securities:
Net additions(1)	17	97	74	110
Gross unrealized gains	174	90	423	307
Carrying amount, end of period	$1,765	$1,196	$1,765	$1,196
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
	(In millions)
Cumulative gross unrealized gains	$1,137	$733
Cumulative gross unrealized losses and impairments	$(27)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized gains (losses)	$232	$173	$220	$265

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$893	$—	$893
Short-term investments(2):
U.S. government and agency securities	72	—	72
Foreign government and agency securities	467	—	467
Corporate debt securities	955	—	955
Asset-backed securities	513	—	513
Commercial paper	1,779	—	1,779
Total short-term investments	3,786	—	3,786
Funds receivable and customer accounts(3):
Cash and cash equivalents	400	—	400
U.S. government and agency securities	9,410	—	9,410
Foreign government and agency securities	2,290	—	2,290
Corporate debt securities	1,748	—	1,748
Asset-backed securities	1,343	—	1,343
Municipal securities	324	—	324
Commercial paper	3,801	—	3,801
Total funds receivable and customer accounts	19,316	—	19,316
Derivatives	1,015	—	1,015
Crypto asset safeguarding asset	690	—	690
Long-term investments(2),(4):
U.S. government and agency securities	454	—	454
Foreign government and agency securities	376	—	376
Corporate debt securities	1,006	—	1,006
Asset-backed securities	1,076	—	1,076
Marketable equity securities	361	361	—
Total long-term investments	3,273	361	2,912
Total financial assets	$28,973	$361	$28,612
Liabilities:
Derivatives	$187	$—	$187
Crypto asset safeguarding liability	690	—	690
Total financial liabilities	$877	$—	$877
(1) Excludes cash of $5.8 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $21 million and time deposits of $438 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $15.5 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.9 billion measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$400	$—	$400
Short-term investments(2):
U.S. government and agency securities	537	—	537
Foreign government and agency securities	505	—	505
Corporate debt securities	2,285	—	2,285
Asset-backed securities	277	—	277
Total short-term investments	3,604	—	3,604
Funds receivable and customer accounts(3):
Cash and cash equivalents	622	—	622
U.S. government and agency securities	8,723	—	8,723
Foreign government and agency securities	4,090	—	4,090
Corporate debt securities	3,439	—	3,439
Asset-backed securities	1,549	—	1,549
Municipal securities	535	—	535
Total funds receivable and customer accounts	18,958	—	18,958
Derivatives	304	—	304
Long-term investments(2), (4):
U.S. government and agency securities	562	—	562
Foreign government and agency securities	736	—	736
Corporate debt securities	1,434	—	1,434
Asset-backed securities	813	—	813
Marketable equity securities	1,860	1,860	—
Total long-term investments	5,405	1,860	3,545
Total financial assets	$28,671	$1,860	$26,811
Liabilities:
Derivatives	$130	$—	$130
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

Our marketable equity securities are valued using quoted prices for identical assets in active markets (Level 1). There are no active markets for our crypto asset safeguarding liability or the corresponding safeguarding asset. Accordingly, we have valued the asset and liability using quoted prices on the active exchange that has been identified as the principal market for the underlying crypto assets (Level 2). All other financial assets and liabilities are valued using quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs (Level 2).

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2022 and December 31, 2021, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts	$847	$2,327
Short-term investments	$—	$13
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Funds receivable and customer accounts	$(70)	$(45)	$(213)	$(85)
Short-term investments	$—	$(18)	$—	$(25)
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of September 30, 2022 and December 31, 2021 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively:

	September 30, 2022	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$1,054	$1,054
Other assets(2)	128	128
Total	$1,182	$1,182
(1) Excludes non-marketable equity investments of $711 million accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2022.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the nine months ended September 30, 2022. See “Note 6—Leases” for additional information.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $404 million and fair value of approximately $337 million as of September 30, 2022. Our notes receivable had a carrying value of approximately $381 million and fair value of approximately $424 million as of December 31, 2021. Our long-term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.2 billion as of September 30, 2022. Our fixed rate notes had a carrying value of approximately $9.0 billion and fair value of approximately $9.3 billion as of December 31, 2021.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2022, we estimated that $504 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2022 and 2021, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net investment hedge

We use forward foreign currency exchange contracts to reduce the foreign currency exchange risk related to our investment in certain foreign subsidiaries. These derivatives are designated as net investment hedges and accordingly, the gain and loss on the portion of the derivative included in the assessment of hedge effectiveness is recorded in AOCI as part of foreign currency translation. We exclude forward points from the assessment of hedge effectiveness and recognize them in other income (expense), net on a straight-line basis over the life of the hedge.

The accumulated gains and losses associated with these instruments will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flows associated with derivatives designated as a net investment hedge are classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of September 30, 2022 and December 31, 2021 was as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$638	$205
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	223	21
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	154	78
Total derivative assets		$1,015	$304

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$39	$27
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	148	103
Total derivative liabilities		$187	$130

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $74 million as of September 30, 2022 and $102 million as of December 31, 2021.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	September 30, 2022	December 31, 2021
	(In millions)
Cash collateral posted(1)	$9	$5
Cash collateral received(2)	$639	$209
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,
	2022		2021
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$6,846	$460	$6,182	$122

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign currency exchange contracts reclassified from AOCI	156	—	(44)	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign currency exchange contracts excluded from the assessment of effectiveness	—	27	—	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains on foreign currency exchange contracts	—	52	—	111
Amount of losses on equity derivative contracts (1)	—	(174)	—	—
Total gains (losses)	$156	$(95)	$(44)	$111
(1) During the three months ended September 30, 2022, equity derivative contracts were entered into and matured which related to the sale of marketable equity securities related to a strategic investment.

	Nine Months Ended September 30,
	2022		2021
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$20,135	$(337)	$18,453	$181

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign exchange contracts reclassified from AOCI	310	—	(192)	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	53	—	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains on foreign exchange contracts	—	160	—	109
Amount of losses on equity derivative contracts (1)	—	(174)	—	—
Total gains (losses)	$310	$39	$(192)	$109
(1) During the nine months ended September 30, 2022, equity derivative contracts were entered into and matured which related to the sale of marketable equity securities related to a strategic investment. The cash flows associated with the equity derivative contracts were classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Unrealized gains on foreign exchange contracts designated as cash flow hedges	$294	$160	$658	$242
Unrealized gains on foreign exchange contracts designated as net investment hedges	97	—	253	—
Total unrealized gains recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$391	$160	$911	$242

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

	September 30, 2022	December 31, 2021
	(In millions)
Foreign exchange contracts designated as hedging instruments	$8,341	$5,349
Foreign exchange contracts not designated as hedging instruments	10,249	20,414
Total	$18,590	$25,763

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K. Once a consumer is approved for credit, it is made available to them as a funding source in their PayPal wallet. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., Europe, Australia, and Japan. The majority of the installment loans allow consumers to pay for purchases over periods of 12 months or less. Beginning in June 2022, we purchase receivables related to long-term installment loans extended to U.S. consumers by an independent chartered financial institution and are responsible for servicing functions related to that portfolio. During the nine months ended September 30, 2022, we purchased approximately $106 million in credit receivables. As of September 30, 2022 and December 31, 2021, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.4 billion and $3.8 billion, respectively, net of the participation interest sold to the independent chartered financial institution of $5 million and nil, respectively.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through the full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal data, including the consumer’s prior repayment history with our credit products where available. We use delinquency status and trends to assist in making (or, for long-term installment loans in the U.S., to assist the independent chartered financial institution in making) new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

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

September 30, 2022
(In millions, except percentages)

Installment Loans Amortized Cost Basis
	Revolving Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Total	Percent
Current	$1,567	$2,543	$169	$—	$—	$—	$4,279	96.3%
30 - 59 Days	24	23	2	—	—	—	49	1.1%
60 - 89 Days	17	19	2	—	—	—	38	0.8%
90 - 179 Days	33	40	5	—	—	—	78	1.8%
Total(1)	$1,641	$2,625	$178	$—	$—	$—	$4,444	100%
(1) Excludes receivables from other consumer credit products of $30 million at September 30, 2022.

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2022 and 2021:

	September 30, 2022			September 30, 2021
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$243	$43	$286	$299	$53	$352
Provisions	198	9	207	(52)	—	(52)
Charge-offs	(149)	(22)	(171)	(78)	(13)	(91)
Recoveries	14	—	14	25	—	25
Other(2)	(41)	(6)	(47)	—	—	—
Ending balance	$265	$24	$289	$194	$40	$234
(1) Excludes allowances from other consumer credit products of $2 million and $3 million at September 30, 2022 and 2021, respectively.
(2) Includes amounts related to foreign currency remeasurement.

The provision for the nine months ended September 30, 2022 was primarily attributable to originations in the consumer receivable portfolio. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions and the financial health of our borrowers.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The increase in charge-offs for the nine months ended September 30, 2022 compared to the same period in the prior year was due to the expansion of our short-term installment products.

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

MERCHANT RECEIVABLES

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by WebBank and are responsible for servicing functions related to that portfolio. During the nine months ended September 30, 2022 and 2021, we purchased approximately $2.3 billion and $1.3 billion in credit receivables, respectively. As of September 30, 2022 and December 31, 2021, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.0 billion and $1.4 billion, respectively, net of the participation interest sold to WebBank of $91 million and $63 million, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Merchant receivables delinquency and allowance

The following tables present the delinquency status of merchant loans, advances, and interest and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the expected repayment date or contractual repayment date, as applicable.

September 30, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Current	$1,691	$57	$70	$52	$3	$1,873	93.4%
30 - 59 Days	35	10	5	4	—	54	2.7%
60 - 89 Days	16	7	3	3	—	29	1.4%
90 - 179 Days	21	13	4	4	—	42	2.1%
180+ Days	—	2	2	4	—	8	0.4%
Total	$1,763	$89	$84	$67	$3	$2,006	100%

December 31, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$1,100	$129	$95	$3	$—	$1,327	91.8%
30 - 59 Days	24	12	12	1	—	49	3.4%
60 - 89 Days	10	8	7	—	—	25	1.7%
90 - 179 Days	10	11	11	1	—	33	2.3%
180+ Days	—	4	7	1	—	12	0.8%
Total(1)	$1,144	$164	$132	$6	$—	$1,446	100%
(1) Balances include the impact of modification programs offered by the Company as a part of our novel coronavirus (“COVID-19”) pandemic payment relief initiatives (as discussed further below).

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the nine months ended September 30, 2022 and 2021:

	September 30, 2022			September 30, 2021
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$192	$9	$201	$440	$43	$483
Provisions	31	9	40	(87)	(19)	(106)
Charge-offs	(75)	(6)	(81)	(145)	(11)	(156)
Recoveries	27	—	27	31	—	31
Ending balance	$175	$12	$187	$239	$13	$252

The provision for the nine months ended September 30, 2022 was primarily attributable to originations in the merchant portfolio. Qualitative adjustments were made to account for historical loss rates and uncertainty around the effectiveness of loan modification programs made available to merchants, as described further below.

The decrease in the charge-offs for the nine months ended September 30, 2022 compared to the same period in the prior year was due to the charge-off of accounts that experienced financial difficulties as a result of the COVID-19 pandemic in the prior period and improved credit quality of our merchant loan portfolio due to modifications in the acceptable risk parameters, which included stricter eligibility requirements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the third quarter of 2022, our expected credit loss models for the merchant receivables were updated. The expected credit loss models utilize certain macroeconomic factors such as forecasted trends in unemployment and retail sales, and no longer consider benchmark credit card charge-off rates. These changes did not have a material impact on our provision recorded in the period.

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

Troubled debt restructurings

In certain instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loan or advance and the related interest or fee receivable for which it is probable that, without modification, we would be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief, and help enable us to mitigate losses.

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our condensed consolidated statements of income (loss) in the nine months ended September 30, 2022 and 2021.

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

During the three and nine months ended September 30, 2022, merchant loans, advances, and interest and fees receivables which have been modified as TDRs were de minimis. The following table shows merchant loans, advances and interest and fees receivables which were modified as TDRs in the three and nine months ended September 30, 2021:

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans or advances that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the three and nine months ended September 30, 2022 and 2021, the amount of merchant loans, advances, and interest and fees receivables classified as TDRs that have subsequently defaulted on payments was de minimis.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2022 and December 31, 2021, we had an outstanding aggregate principal amount of $10.4 billion and $9.0 billion, respectively, related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	September 30, 2022	December 31, 2021
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$—	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	418	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance of $3.0 billion:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	—
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	—
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	—
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	—
Total term debt			$10,418	$9,000

Unamortized premium (discount) and issuance costs, net			(76)	(50)
Less: current portion of long-term debt(1)			(418)	(999)
Total carrying amount of long-term debt			$9,924	$7,951
(1) The current portion of long-term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $83 million and $206 million for the three and nine months ended September 30, 2022, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $56 million and $168 million for the three and nine months ended September 30, 2021, respectively.

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion. In September 2022, the Paidy Credit Agreement was modified to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $623 million as of September 30, 2022.) Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable on February 8, 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In the nine months ended September 30, 2022, ¥45.8 billion (approximately $317 million) was drawn down under the Paidy Credit Agreement, which was recorded in long-term debt on our condensed consolidated balance sheet. Accordingly, at September 30, 2022, ¥44.2 billion (approximately $306 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three and nine months ended September 30, 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Prior credit agreement

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”) which provided for a secured revolving credit facility of ¥22.8 billion (approximately $198 million at acquisition). As of December 31, 2021, ¥11.3 billion (approximately $98 million) was outstanding under the Prior Credit Agreement, which was recorded in long-term debt on our consolidated balance sheet. Accordingly, at December 31, 2021, ¥11.5 billion (approximately $100 million) of borrowing capacity was available for the purposes permitted by the Prior Credit Agreement, subject to customary conditions to borrowing. In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid all outstanding borrowings. The total interest expense and fees we recorded related to the Prior Credit Agreement were de minimis for the nine months ended September 30, 2022.
FUTURE PRINCIPAL PAYMENTS

As of September 30, 2022, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2022	$—
2023	418
2024	1,250
2025	1,000
2026	1,250
Thereafter	6,500
Total	$10,418

Other than as provided above, there were no significant changes to the information disclosed in our 2021 Form 10-K.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 13—COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of both September 30, 2022 and December 31, 2021, approximately $4.1 billion of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of September 30, 2022. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

We cannot estimate the potential impact, if any, on our business or financial statements at this time. In the event an adverse outcome arises from any associated enforcement proceeding, or other further matter initiated by AUSTRAC, including in relation to AUSTRAC’s determination of reportable IFTIs, then this could result in enforceable undertakings, injunctions, damage awards, fines or penalties, or require us to change our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Kang Securities Action”). The Kang Securities Action asserts claims relating to our disclosure of the CFPB PayPal Credit Matter and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Kang Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Kang Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and former Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 consent order with the CFPB, federal consumer financial laws, and Regulation II. On August 8, 2022, the court granted Defendants’ motion to dismiss the amended complaint in its entirety, and granted Lead Plaintiff’s request for leave to file a further amended complaint. On September 16, 2022, Lead Plaintiff filed a Second Amended Complaint (the “SAC”), which asserts the same claims against the same Defendants based on the same alleged conduct as the prior complaint. Defendants’ motion to dismiss the SAC is due on November 3, 2022, and briefing is ongoing.

On December 16, 2021 and January 19, 2022, two related putative shareholder derivative actions captioned Pang v. Daniel Schulman, et al., Case No. 21-cv-09720, and Lalor v. Daniel Schulman, et al., Case No. 22-cv-00370, respectively, were filed in the U.S. District Court for the Northern District of California (the “California Derivative Actions”), purportedly on behalf of the Company. On August 2, 2022, a related putative shareholder derivative action captioned Jefferson v. Daniel Schulman, et al., No. 2022-0684, was filed in the Court of Chancery for the State of Delaware (the “Delaware Derivative Action,” and collectively with the California Derivative Actions, the “Derivative Actions”), purportedly on behalf of the Company. The Derivative Actions are based on the same alleged facts and circumstances as the Kang Securities Action, and name certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seek to recover damages on behalf of the Company. On February 1, 2022, the court entered an order consolidating the two California Derivative Actions and staying them until all motions to dismiss in the Kang Securities Action are resolved.

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey (the “MJT Securities Action”). The MJT Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The MJT Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The MJT Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Motions for investors seeking appointment as lead plaintiff are due on December 5, 2022.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware, (the “Shah Action”), purportedly on behalf of the Company. The Shah Action is based on the same alleged facts and circumstances as the MJT Securities Action, and names certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Shah Action alleges claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeks to recover damages on behalf of the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At September 30, 2022 and December 31, 2021, the allowance for transaction losses was $71 million and $121 million, respectively. The allowance for negative customer balances was $217 million and $234 million at September 30, 2022 and December 31, 2021, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$378	$366	$355	$414
Provision	254	293	956	847
Realized losses	(394)	(313)	(1,157)	(964)
Recoveries	50	41	134	90
Ending balance	$288	$387	$288	$387

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 14—STOCK REPURCHASE PROGRAMS

During the nine months ended September 30, 2022, we repurchased approximately 29 million shares of our common stock for approximately $3.2 billion at an average cost of $110.75. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. As of September 30, 2022, a total of approximately $1.9 billion and $15.0 billion remained available for future repurchases of our common stock under our July 2018 and June 2022 stock repurchase programs, respectively.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Customer support and operations	$56	$56	$196	$205
Sales and marketing	27	38	114	134
Technology and development	115	117	380	403
General and administrative	41	100	317	348
Total stock-based compensation expense	$239	$311	$1,007	$1,090
Capitalized as part of internal use software and website development costs	$12	$17	$40	$51
NOTE 16—INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2022 was 16% and 34%, respectively. Our effective tax rate for the three and nine months ended September 30, 2021 was 7% and 1%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the current periods was primarily the result of foreign income taxed at different rates, and for the nine months ended September 30, 2022, tax expense related to the intra-group transfer of intellectual property. The difference between our effective tax rate and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 was primarily the result of foreign income taxed at different rates and discrete tax adjustments, including tax benefits related to stock-based compensation.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. As part of this effort, we are focusing on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three and nine months ended September 30, 2022 were $23 million and $114 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2022 strategic reduction. The strategic actions and cash payments associated with this plan are expected to be substantially completed by the fourth quarter of 2022.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2022:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2022	$5
Charges	114
Payments	(78)
Accrued liability as of September 30, 2022	$41

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges during the three and nine months ended September 30, 2021 were nil and $27 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

Additionally, we are continuing to review our facility needs due to our new and evolving work models. We incurred asset impairment charges of $29 million and $64 million in the three and nine months ended September 30, 2022, respectively, and nil and $26 million in the three and nine months ended September 30, 2021, respectively, due to exiting of certain leased properties which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

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

RUSSIA AND UKRAINE CONFLICT

With respect to the military hostilities commenced by Russia in Ukraine in February 2022, our priority is the safety and well-being of our PayPal employee community impacted by these events. We continue to take actions to comply with all applicable restrictions and sanctions that may impact our operations. In March 2022, we suspended our transactional services in Russia. We are unable to reasonably estimate the total potential financial impact that may ultimately result from this situation. In the three and nine months ended September 30, 2022 and the year ended December 31, 2021, our total net revenues related to Russia and Ukraine were not material. For additional information regarding the risks related to the Russia and Ukraine conflict and its potential negative impacts on our business, see Part II, Item 1A, Risk Factors of this Form 10-Q.

COVID-19

The coronavirus (“COVID-19”) pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants caused, and may continue to cause us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. Beginning in first half of 2022, we reopened many of our physical offices in locations where permitted by the government authorities. We will continue to actively monitor the situation and may take further actions that alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

The spread of COVID-19 accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., cash) towards e-commerce and digital payments and resulted in increased customer demand for safer payment and delivery solutions (e.g., contactless payment methods, buy online and pick up in store) and a significant increase in online spending in certain verticals that have historically had a strong in-store presence. While our business had experienced some benefits from these behavioral shifts, as pandemic-related restrictions have decreased and consumers have largely reverted to pre-COVID-19 behaviors, the growth in our results of operations has been, and may continue to be, adversely impacted.

The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain. For additional information on how the COVID-19 pandemic has impacted and could continue to negatively impact our business, refer to Part II, Item 1A, Risk Factors of this Form 10-Q.

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

Brexit may contribute to instability in financial, stock, and foreign currency exchange markets, including volatility in the value of the British Pound and Euro. We have foreign currency exchange exposure management programs designed to help reduce the impact from foreign currency exchange rate movements. The tables below provide the percentage of our total net revenues and gross loans and interest receivable from the U.K. and EU for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues generated from the U.K.	7%	9%	8%	9%
Net revenues generated from the EU	17%	18%	17%	20%

	September 30, 2022	December 31, 2021
Gross loans and interest receivable due from customers in the U.K.	30%	40%
Gross loans and interest receivable due from customers in the EU	27%	21%

The change in the percentage of gross loans and interest receivable due from customers in the U.K. and EU as of September 30, 2022 compared to December 31, 2021 was primarily attributable to expansion of our installment credit products in the EU, particularly in Germany where we have increased our product offerings.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2022	2021		2022	2021
	(In millions, except percentages and per share data)
Net revenues	$6,846	$6,182	11%	$20,135	$18,453	9%
Operating expenses	5,728	5,139	11%	17,542	15,241	15%
Operating income	$1,118	$1,043	7%	$2,593	$3,212	(19)%
Operating margin	16%	17%	**	13%	17%	**
Other income (expense), net	$460	$122	277%	$(337)	$181	(286)%
Income tax expense	248	78	218%	758	25	**
Effective tax rate	16%	7%	**	34%	1%	**
Net income (loss)	$1,330	$1,087	22%	$1,498	$3,368	(56)%
Net income (loss) per diluted share	$1.15	$0.92	26%	$1.29	$2.84	(55)%
Net cash provided by operating activities	$1,948	$1,513	29%	$4,656	$4,577	2%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Net revenues increased $664 million, or 11%, in the three months ended September 30, 2022 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 9%.

Total operating expenses increased $589 million, or 11%, in the three months ended September 30, 2022 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, an increase in transaction and credit losses.

Operating income increased by $75 million, or 7%, in the three months ended September 30, 2022 compared to the same period of the prior year due to the increase in net revenues exceeding the increase in operating expenses. Our operating margin was 16% and 17% in the three months ended September 30, 2022 and 2021, respectively. Operating margin for the three months ended September 30, 2022 was negatively impacted primarily by increases in transaction expense and transaction and credit losses, as described below under “Operating Expenses”.

Net income increased $243 million, or 22%, in the three months ended September 30, 2022 as compared to the same period of the prior year due to the previously discussed increase in operating income of $75 million and an increase in other income (expense), net of $338 million driven by higher gains on strategic investments, partially offset by an increase in income tax expense of $170 million driven primarily by higher tax expense related to net gains on strategic investments and lower tax benefits associated with discrete adjustments.

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Net revenues increased $1.7 billion, or 9%, in the nine months ended September 30, 2022 compared to the same period of the prior year driven primarily by growth in TPV of 10%.

Total operating expenses increased $2.3 billion, or 15%, in the nine months ended September 30, 2022 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, increases in transaction and credit losses, technology and development expenses, and restructuring and other charges.

Operating income decreased by $619 million, or 19%, in the nine months ended September 30, 2022 compared to the same period of the prior year due to growth of operating expenses exceeding growth in net revenues. Our operating margin was 13% and 17% in the nine months ended September 30, 2022 and 2021, respectively. Operating margin for the nine months ended September 30, 2022 was negatively impacted primarily by increases in transaction expense and transaction and credit losses.

Net income decreased by $1.9 billion, or 56%, in the nine months ended September 30, 2022 compared to the same period of the prior year due to the previously discussed decrease in operating income of $619 million, a decrease of $518 million in other income (expense), net driven primarily by losses on strategic investments, and an increase in income tax expense of $733 million, driven primarily by higher tax expense related to the intra-group transfer of intellectual property and a decrease in discrete tax benefits associated with stock-based compensation deductions, partially offset by an increase in discrete tax benefits associated with net losses on strategic investments.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% and 43% of our net revenues from customers domiciled outside of the U.S. in the three and nine months ended September 30, 2022 as compared to 44% and 47% in the three and nine months ended September 30, 2021, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2021 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and nine months ended September 30, 2022, year-over-year foreign currency movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(307)	$(672)
Hedging impact	156	310
Unfavorable impact to net revenues	(151)	(362)
Favorable impact to operating expense	162	350
Net favorable (unfavorable) impact to operating income	$11	$(12)

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

As our transaction revenue is typically correlated with TPV growth and the number of payment transactions completed on our payments platform, management uses these metrics to gain insights into the scale and strength of our payments platform, the engagement level of our customers, and underlying activity and trends which may be indicators of current and future performance. We present these key metrics to enhance investors’ evaluation of the performance of our business and operating results.

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

NET REVENUES
Our revenues are classified into the following two categories:
•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis based on the TPV completed on our payments platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our payments platform. We earn additional fees from merchants and consumers: on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their debit card or bank account, to facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees.

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned on our portfolio of loans receivable and interest earned on certain assets underlying customer balances.

Net revenue analysis

The components of our net revenues for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

Transaction revenues

Transaction revenues grew by $627 million, or 11%, and $1.5 billion, or 9%, in the three and nine months ended September 30, 2022 compared to the same periods of the prior year driven primarily by growth in our unbranded card processing volume, which consists primarily of our Braintree products and services, and to a lesser extent, Venmo products and services, in each case driven by growth in TPV and the number of payment transactions on our payments platform. Additionally, during the three and nine months ended September 30, 2022 transaction revenues included $76 million and $181 million, respectively, in contractual compensation from sellers that violated our contractual terms, compared to $25 million and $65 million for the three and nine months ended September 30, 2021, respectively. This contractual compensation and the year-over-year increase are predominantly attributable to activity in international markets. For the nine months ended September 30, 2022, this growth in transaction revenues was partially offset by declines in TPV and revenue generated from our core PayPal products and services, including foreign currency exchange fees revenue, due primarily to a decrease in revenue earned on eBay’s marketplace platform.

The graphs below present the respective key metrics (in millions) for the three and nine months ended September 30, 2022 and 2021:
*Reflects active accounts at the end of the applicable period. Active accounts as of September 30, 2022 include 3.2 million active accounts contributed by Paidy, Inc. (“Paidy”) on the date of acquisition in October 2021.
Number of payment transactions
TPV

The following table provides a summary of related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2022	2021		2022	2021
Number of payment transactions per active account	50.1	44.2	13%	50.1	44.2	13%
Percent of cross-border TPV	13%	15%	**	13%	16%	**
** Not meaningful

We had active accounts of 432 million and 416 million as of September 30, 2022 and 2021, respectively, an increase of 4%. Our total number of payment transactions was 5.6 billion and 4.9 billion for the three months ended September 30, 2022 and 2021, respectively, an increase of 15%. Our total number of payment transactions was 16.3 billion for the nine months ended September 30, 2022, compared to 14.0 billion in the nine months ended September 30, 2021, an increase of 17%. TPV was $337 billion and $310 billion for the three months ended September 30, 2022 and 2021, respectively, an increase of 9%. TPV was $1.0 trillion for the nine months ended September 30, 2022 compared to $906 billion in the nine months ended September 30, 2021, an increase of 10%.

Transaction revenues growth exceeded TPV growth in the three months ended September 30, 2022 compared to the same period in the prior year due primarily to a favorable impact from hedging and an increase in revenue from our Venmo products and services, partially offset by a decline in revenues from PayPal products and services and a decline in foreign currency exchange fees. Transaction revenues grew more slowly than TPV in the nine months ended September 30, 2022 compared to the same period in the prior year due primarily to declines in foreign currency exchange fees, TPV attributable to eBay’s marketplace platform, where we had historically earned higher rates, and a decline in revenues from PayPal products and services, partially offset by a favorable impact from hedging and an increase in revenue from our Venmo products and services.

Revenues from other value added services

Revenues from other value added services increased $37 million, or 6%, and $203 million, or 14%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily attributable to increases in our revenue share earned from Synchrony Bank, interest earned on certain assets underlying customer account balances resulting from higher interest rates, and interest and fee revenue on our merchant loans receivable portfolio. Growth in revenues from other value added services in the current period was partially offset by the impact of revenue earned from the servicing of loans facilitated under the U.S. Government’s Paycheck Protection Program in the three and nine months ended September 30, 2021 of $93 million and $145 million, respectively, for which revenue was de minimis in the current period.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2022	2021		2022	2021
	(In millions, except percentages)
Transaction expense	$2,988	$2,564	17%	$8,849	$7,363	20%
Transaction and credit losses	367	268	37%	1,184	710	67%
Customer support and operations	509	504	1%	1,579	1,543	2%
Sales and marketing	544	549	(1)%	1,733	1,779	(3)%
Technology and development	801	755	6%	2,431	2,242	8%
General and administrative	463	498	(7)%	1,584	1,544	3%
Restructuring and other charges	56	1	**	182	60	203%
Total operating expenses	$5,728	$5,139	11%	$17,542	$15,241	15%
Transaction expense rate(1)	0.89%	0.83%	**	0.89%	0.81%	**
Transaction and credit loss rate(2)	0.11%	0.09%	**	0.12%	0.08%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in millions):

Transaction expense increased by $424 million, or 17%, and $1.5 billion, or 20%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 9% and 10% for the three and nine months ended September 30, 2022, respectively, and unfavorable changes in product mix. The increase in the transaction expense rate for the three and nine months ended September 30, 2022 compared to the same periods of the prior year was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services. For the three months ended September 30, 2022, this increase in transaction expense rate was partially offset by favorable changes in regional mix with respect to our core PayPal products, which were also favorably impacted by certain third-party pricing reductions. For the three and nine months ended September 30, 2022, approximately 34% and 35% of TPV, respectively, was generated outside of the U.S. For the three and nine months ended September 30, 2021, approximately 38% and 39% of TPV, respectively, was generated outside of the U.S.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and fees paid to payment processors and other financial institutions. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or our consumer credit products. As we expand the availability and presentation of alternative funding sources to our customers, our funding mix may change, which could increase or decrease our transaction expense rate. Macroeconomic environment changes may also result in behavioral shifts in consumer spending patterns affecting the type of funding source they use, which could also impact the funding mix.

Transaction and credit losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

Transaction and credit losses increased by $99 million, or 37%, and $474 million, or 67%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year.

Transaction losses were $254 million in the three months ended September 30, 2022 compared to $293 million in the three months ended September 30, 2021, a decrease of $39 million, or 13%. Transaction losses were $956 million in the nine months ended September 30, 2022 compared to $847 million in the nine months ended September 30, 2021, an increase of $109 million, or 13%. Transaction loss rate (transaction losses divided by TPV) was 0.08% and 0.10% for the three and nine months ended September 30, 2022, respectively, and 0.09% for both the three and nine months ended September 30, 2021. The decrease in transaction losses in the three months ended September 30, 2022 was primarily due to recoveries attributable to enhancements in our fraud recoupment capabilities and benefits from continued risk mitigation strategies. The increase in transaction losses in the nine months ended September 30, 2022 was primarily attributable to a $114 million loss related to an ongoing merchant insolvency proceeding, an increase in losses related to our Venmo products and services resulting from fraud schemes, and an increase in goods and services transactions, which are now eligible for coverage by our protection programs, partially offset by recoveries attributable to enhancements in our fraud recoupment capabilities.

Credit losses increased by $138 million and $365 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year. The components of credit losses for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net charge-offs(1)	$69	$38	$181	$166
Reserve build (release)(2)	44	(63)	47	(303)
Credit losses	$113	$(25)	$228	$(137)
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

The provision in the three and nine months ended September 30, 2022 was attributable to loan originations during the period. The benefit in the three and nine months ended September 30, 2021 was attributable to the reduction of our allowance for loans and interest receivable due to improvements in both current and projected macroeconomic conditions at that point in time and the credit quality of loans outstanding, partially offset by an increase in the provision due to loan originations. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions, historical loss rates when applicable, and uncertainty around the financial health of our borrowers and effectiveness of loan modification programs made available to merchants.

The consumer loans and interest receivable balance as of September 30, 2022 and 2021 was $4.4 billion and $2.8 billion, respectively, representing a year-over-year increase of 59% driven by the expansion of our installment credit products, including additional offerings in Germany as well as the entry into new international markets in the fourth quarter of 2021. Approximately 41% and 63% of our consumer loans receivable outstanding as of September 30, 2022 and 2021, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at September 30, 2022 compared to September 30, 2021 was due to overall growth in the consumer loan receivables portfolio, particularly from installment credit products in other markets including Germany, Japan, and the U.S.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2022	2021
Percent of consumer loans and interest receivable current	96.3%	96.8%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.8%	1.5%
Net charge-off rate(2)	4.8%	2.6%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

The increase in the net charge-off rate for consumer receivables at September 30, 2022 as compared to September 30, 2021 was primarily due to the expansion of our short-term installment products.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of September 30, 2022 were $2.0 billion, compared to $1.4 billion as of September 30, 2021, representing a year-over-year increase of 47%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to growth in our PayPal Business Loan products in the U.S. Approximately 86% and 5% of our merchant receivables outstanding as of September 30, 2022 were due from merchants in the U.S. and U.K., respectively, as compared to 81% and 9%, respectively, as of September 30, 2021.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2022	2021
Percent of merchant loans, advances, and interest and fees receivable current	93.4%	90.5%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	2.5%	3.7%
Net charge-off rate(2)	3.6%	6.8%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The increase in the percent of current merchant receivables, decrease in percent of merchant receivables greater than 90 days outstanding, and decrease in the net charge-off rate for merchant receivables at September 30, 2022 as compared to September 30, 2021 were primarily due to the charge-off of accounts, in the prior period, that experienced financial difficulties as a result of the COVID-19 pandemic as well as improved credit quality of our merchant loan portfolio due to modifications to the acceptable risk parameters, including stricter eligibility requirements, as discussed below.

Modifications to the acceptable risk parameters of our credit products in 2020 in response to the impacts of the COVID-19 pandemic resulted in the implementation of a number of risk mitigation strategies, including a reduction in maximum loan size, stricter eligibility terms, and a shift from automated to manual underwriting of loans and advances, all of which resulted in a decrease in originations as compared to pre-pandemic levels. We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment. Changes to our acceptable risk parameters in 2021 resulted in a gradual increase in originations, and thus a higher merchant receivable balance as of September 30, 2022 as compared to September 30, 2021. For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

Customer support and operations expenses increased by $5 million, or 1%, and $36 million, or 2%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year due primarily to increases in expenses related to software that supports our consumer loan products, costs associated with the production of PayPal debit and credit cards, and customer onboarding and compliance costs, partially offset by a decline in contractors and consulting costs. The increase in the nine months ended September 30, 2022 was also attributable to other operating charges.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):
Sales and marketing expenses decreased by $5 million, or 1%, and $46 million, or 3%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year due primarily to declines in consulting services and employee-related costs, partially offset by an increase in amortization of acquired intangible assets. The decline in sales and marketing expenses in the nine months ended September 30, 2022 was also impacted by lower spending on marketing campaigns compared to the prior year.

Technology and development

Technology and development expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):
Technology and development expenses increased by $46 million, or 6%, and $189 million, or 8%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year due primarily to increases in cloud computing services utilized in delivering our products and services and employee-related expenses. In the three months ended September 30, 2022, the increase described above was partially offset by a decline in costs related to contractors and consultants.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):
General and administrative expenses decreased by $35 million, or 7%, and increased by $40 million, or 3%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year. The decrease in general and administrative expenses in the three months ended September 30, 2022 was due primarily to a decrease in employee-related expenses driven mainly by a decline in stock-based compensation, in part due to a change in projected performance associated with certain equity incentive awards and a decrease in professional services expenses, partially offset by an increase in costs associated with enterprise software services. The increase in general and administrative expenses in the nine months ended September 30, 2022 was attributable to an increase in costs associated with enterprise software services and employee-related expenses, partially offset by a decline in professional services.

Restructuring and other charges

Restructuring and other charges for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):
Restructuring and other charges increased by $55 million and $122 million in the three and nine months ended September 30, 2022 compared to the same periods of the prior year.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. As part of this effort, we are focusing on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three and nine months ended September 30, 2022 were $23 million and $114 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs. This strategic action and cash payments associated with this plan are expected to be substantially completed by the fourth quarter of 2022. Management estimates that an additional $10 million in restructuring charges will be incurred over the remainder of 2022. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $290 million, including approximately $110 million in stock-based compensation. A portion of the reduction in annual costs associated with the impacted workforce is expected to be reinvested in the business to drive additional growth.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges for the three and nine months ended September 30, 2021 were nil and $27 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, we are continuing to review our facility needs due to our new and evolving work models. We incurred asset impairment charges of $29 million and $64 million in the three and nine months ended September 30, 2022, respectively, and nil and $26 million in the three and nine months ended September 30, 2021, respectively, due to exiting certain leased properties, which resulted in a reduction of right of use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net increased $338 million in the three months ended September 30, 2022 compared to the same period of the prior year due primarily to higher net gains on strategic investments. Other income (expense), net decreased $518 million in the nine months ended September 30, 2022 compared to the same period of the prior year due primarily to net losses on strategic investments in the current period compared to net gains in the prior period. Additionally, the nine months ended September 30, 2022 was impacted, to a lesser extent, by an increase in foreign currency exchange losses, resulting primarily from actions taken in connection with our decision to suspend transactional services in Russia.

Income tax expense

Our effective income tax rate was 16% and 7% for the three months ended September 30, 2022 and 2021, respectively. The increase in the effective income tax rate for the three months ended September 30, 2022 compared to the same period of the prior year was due primarily to an increase in tax expense associated with higher net gains on strategic investments and a decrease in tax benefits associated with discrete tax adjustments. Our effective income tax rate was 34% and 1% for the nine months ended September 30, 2022 and 2021, respectively. The increase in our effective income tax rate for the nine months ended September 30, 2022 compared to the same period of the prior year was primarily attributable to an increase in tax expense related to the intra-group transfer of intellectual property and a decrease in discrete tax benefits associated with stock-based compensation deductions.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$13,795	$12,981
(1) Excludes assets related to funds receivable and customer accounts of $34.8 billion and $36.1 billion at September 30, 2022 and December 31, 2021, respectively.
(2) Excludes total restricted cash of $21 million and $109 million at September 30, 2022 and December 31, 2021, respectively, and strategic investments of $2.2 billion and $3.2 billion as of September 30, 2022 and December 31, 2021, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $9.9 billion at September 30, 2022 and $7.4 billion at December 31, 2021, or 72% and 57% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2021, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$4,656	$4,577
Investing activities	(3,286)	(2,356)
Financing activities	(2,422)	(186)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(253)	(106)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,305)	$1,929

Operating activities

We generated cash from operating activities of $4.7 billion in the nine months ended September 30, 2022 due primarily to operating income of $2.6 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.2 billion, depreciation and amortization of $991 million, and stock-based compensation of $967 million. Net income was also adjusted for changes in deferred income taxes of $538 million, net losses on our strategic investments of $163 million, and changes in other assets and liabilities of $141 million, primarily related to actual cash transaction losses incurred during the period partially offset by an increase in other liabilities.

We generated cash from operating activities of $4.6 billion in the nine months ended September 30, 2021 due primarily to operating income of $3.2 billion, as well as adjustments for non-cash expenses including stock-based compensation of $1.1 billion, depreciation and amortization of $939 million, and provision for transaction and credit losses of $710 million. Net income was also adjusted for net gains on our strategic investments of $336 million, changes in deferred income taxes of $175 million, changes in accounts receivable of $155 million, and changes in other assets and liabilities of $892 million, primarily related to actual cash transaction losses during the period.

In the nine months ended September 30, 2022 and 2021, cash paid for income taxes, net was $666 million and $436 million, respectively.

Investing activities

The net cash used in investing activities of $3.3 billion in the nine months ended September 30, 2022 was due primarily to purchases and originations of loans receivable of $19.2 billion, purchases of investments of $16.5 billion, changes in funds receivable from customers of $1.1 billion, and purchases of property and equipment of $548 million. These cash outflows were partially offset by principal repayment of loans receivable of $17.2 billion and maturities and sales of investments of $16.8 billion.

The net cash used in investing activities of $2.4 billion in the nine months ended September 30, 2021 was due primarily to purchases of investments of $30.9 billion, purchases and originations of loans receivable of $8.2 billion, purchases of property and equipment of $695 million, and acquisitions (net of cash acquired) of $469 million. These cash outflows were partially offset by maturities and sales of investments of $30.4 billion and principal repayment of loans receivable of $7.6 billion.

Financing activities

The net cash used in financing activities of $2.4 billion in the nine months ended September 30, 2022 was due primarily to the repurchase of $3.2 billion of our common stock under our July 2018 stock repurchase program, repayment of borrowings under financing arrangements of $1.7 billion (including the repurchase and redemption of certain fixed rate notes and repayment of borrowings under a prior credit agreement, both described further below under “Available credit and debt”), changes in funds payable and amounts due to customers of $659 million, and tax withholdings related to net share settlement of equity awards of $321 million. These cash outflows were partially offset by borrowings under financing arrangements of $3.3 billion (including proceeds from the issuance of fixed rate debt in May 2022 and borrowing under our Paidy credit agreements).

The net cash used in financing activities of $186 million in the nine months ended September 30, 2021 was due primarily to the repurchase of $1.9 billion of our common stock under our July 2018 stock repurchase program and tax withholdings related to net share settlement of equity awards of $1.0 billion, partially offset by changes in funds payable and amounts due to customers of $2.6 billion.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the nine months ended September 30, 2022 and 2021 had a negative impact of $253 million and $106 million, respectively, on cash, cash equivalents, and restricted cash due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar. The negative impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2022 was also attributable to unfavorable fluctuations in the exchange rate of the U.S. dollar to the Euro, Swedish krona, and Japanese yen.

Available credit and debt

In May 2022, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $3.0 billion. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. We used a portion of the proceeds to repurchase and redeem $1.6 billion in notes from our prior debt issuances in September 2019 and May 2020. As of September 30, 2022, we had $10.4 billion in fixed rate debt outstanding with varying maturity dates.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion. In September 2022, the Paidy Credit Agreement was modified to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $623 million as of September 30, 2022). In the nine months ended September 30, 2022, ¥45.8 billion (approximately $317 million) was drawn down under the Paidy Credit Agreement. Accordingly, at September 30, 2022, ¥44.2 billion (approximately $306 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2022, we had a total of $4.9 billion in cash withdrawals offsetting our $4.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of September 30, 2022, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.S. credit activities. In August 2022, the CSSF approved PayPal’s management designating up to 50% of such balances to fund European and U.S. credit activities through February 2023. During the second quarter of 2022, an additional $300 million was approved by management to fund European and U.S. credit activities. As of September 30, 2022, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.0 billion and represented approximately 29% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our buyer and seller protection programs are specific to individual customers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.08% and 0.10% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the nine months ended September 30, 2022, we repurchased approximately $3.2 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. As of September 30, 2022, a total of approximately $1.9 billion and $15.0 billion remained available for future repurchases of our common stock under our July 2018 and June 2022 stock repurchase programs, respectively.

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

As of September 30, 2022 and December 31, 2021, approximately 48% and 40%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

If interest rates increased by 100 basis points, the fair value of our available-for-sale debt securities investment portfolio would have decreased by approximately $218 million and $272 million at September 30, 2022 and December 31, 2021, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of September 30, 2022 and December 31, 2021, we had $10.4 billion and $9.0 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of September 30, 2022 and December 31, 2021, we also had revolving credit facilities of approximately $5.6 billion and $5.2 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2022 and December 31, 2021, we had ¥45.8 billion (approximately $317 million) and ¥11.3 billion (approximately $98 million), respectively, outstanding under these credit facilities.

For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The interest earned on our cash and cash equivalents and interest paid on our revolving credit facilities described above is based on variable interest rates; therefore, the exposure to our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense and a reduction in rates would decrease both interest income and interest expense. A 100 basis points hypothetical change in applicable market interest rates would not have resulted in a material impact to interest earned or interest expense recorded in the period.

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

If the U.S. dollar weakened by 10% at September 30, 2022 and December 31, 2021, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $712 million and $512 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of 10% for all foreign currencies would have resulted in an adverse impact on income before income taxes of approximately $35 million and $196 million at September 30, 2022 and December 31, 2021, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of September 30, 2022 would have positively impacted income before income taxes by approximately $47 million, resulting in a net positive impact of approximately $12 million. Foreign currency exchange contracts in place as of December 31, 2021 would have positively impacted income before income taxes by approximately $203 million, resulting in a net positive impact of approximately $7 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of September 30, 2022 and December 31, 2021, our strategic investments totaled $2.2 billion and $3.2 billion, which represented approximately 14% and 20% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we anticipate volatility to our net income (loss) in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2022, which could be experienced in the near term, would have resulted in an incremental decrease of approximately $225 million to the carrying value of the portfolio. We review our non-marketable equity investments accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of September 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products, or operations; require us to engage in remediation activities; or delay planned transactions, product launches, or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

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

We principally provide our services to customers in the European Economic Area (“EEA”) and the United Kingdom (“U.K.”) through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. PayPal (Europe) is potentially subject to significant fines or other enforcement action if it violates applicable requirements. Additionally, compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to potentially inconsistent interpretations and domestic regulations by various countries in the region. Applicable regulation relating to payments, anti-money laundering and digital services, all of which are key focus areas of regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks and associated costs. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) determines, PayPal (Europe) may be deemed a significant supervised entity and certain activity of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier, which could subject us to additional requirements and would likely increase compliance costs. Beginning in 2023, PayPal (Europe) will be overseen jointly by the ECB and Banque Centrale du Luxembourg under the framework for electronic payment instruments, schemes and arrangements (PISA), which may also lead to increased compliance obligations and costs.

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

Financial and third-party risks related to our cryptocurrency product offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by the custodian, or other counterparty financial institutions, could significantly harm our business, financial performance, and reputation. While we select custodian partners that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies, operational disruptions at the custodian, system issues or failure to safeguard cryptocurrency holdings, and any resulting financial losses could reduce consumer confidence and materially impact our operating results and our cryptocurrency product offerings.

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

In addition, our cryptocurrency product offerings could have the effect of heightening or exacerbating many of the risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and may adversely affect our business, financial condition, and results of operations.

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

Many jurisdictions in which we operate have adopted, or are in the process of adopting or amending data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. In the U.S., numerous states have enacted, or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of state residents’ personal information, and internationally, many of the markets in which we operate have similarly enacted, or are in the process of enacting or amending similar privacy laws and regulations. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and enforcement powers, and may subject us to increased regulatory scrutiny and business costs, and lead to unintended consumer confusion.

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

The COVID-19 pandemic has adversely impacted the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. To the extent that such mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to: increased liability under our Purchase Protection Program or chargebacks on payment cards resulting from merchants’ selling goods or services in advance of the delivery date or experiencing bankruptcy, insolvency or other business interruption; customer defaults on payment obligations under PayPal branded credit products; increased cybersecurity and payment fraud risk; challenges to the availability and reliability of our products and services; and supply chain disruptions impacting our business.

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

In February 2022, Russia commenced military hostilities against Ukraine. In March 2022, we suspended our transactional services in Russia. We have also expanded our services for Ukrainian customers. The potential effects of the conflict between Russia and Ukraine, individually or in the aggregate, could have the effect of heightening or exacerbating many of the risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, may adversely affect our business, financial condition and results of operations, and restrict or limit our ability to operate in Russia. These effects could include, but are not limited to, geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit, capital, and currency markets; reduced economic activity; changes in laws and regulations affecting our business, including sanctions targeting Russia and other countries imposed by the U.S. and other countries, counter-sanctions imposed by Russia, and additional sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which the conflict between Russia and Ukraine may negatively impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change.

Our ability to receive the benefit of U.S. merchant financing and certain U.S. installment loan offerings may be subject to challenge.

Merchant loans under our U.S. PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products and certain U.S. installment loan products are provided by a state-chartered industrial bank under a program agreement with us, and we acquire the receivables generated by those loans after origination. In June 2020, largely in response to the Madden v. Midland Funding, LLC case decided in the U.S. Court of Appeals for the Second Circuit, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule clarifying that loans originated by state-chartered non-member banks remain valid throughout the lifetime of the loan, reflecting a similar rule finalized by the Office of the Comptroller of Currency (“OCC”) in May 2020. The final rule reaffirms and codifies in regulation the so-called “valid-when-made doctrine,” which provides that the interest rate for a loan is determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. A number of state attorneys general have challenged these FDIC and OCC rules, and there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state-chartered industrial banks may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations or regulatory policy, could materially impact our U.S. PPWC, PPBL, and certain installment products and our business.

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

We generally rely on third-party chartered financial institutions to provide PayPal and Venmo branded consumer credit and merchant financing offerings to our U.S. customers. As a service provider to these third-party chartered financial institutions, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators. In the event of any termination or interruption in a partner bank’s ability or willingness to lend, our ability to offer consumer credit and merchant financing products could be interrupted or limited, which could materially and adversely affect our business. We may be unable to reach a similar arrangement with another chartered financial institution on favorable terms or at all. Obtaining licenses to originate such loans would be a costly, time-consuming, and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices.

We are subject to the risk that account holders who use our credit products will default on their payment obligations, creating the risk of potential charge-offs or negative impact to the revenue share arrangement with Synchrony Bank with respect to our U.S. consumer credit product. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

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

For information on lending regulations that impact our business, see “Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business—Lending Regulation” in the risk factor section of our 2021 Form 10‑K.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including, but not limited to: networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate our U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; PayPal-branded debit card products issued by an unaffiliated bank; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (e.g., outsourced customer support and product development functions; facilities; information technology, data center facilities and cloud computing). These risks include legal, regulatory, information security, reputational, operational, or any other risks inherent in engaging and relying upon a third party. We are undertaking efforts to diversify our reliance on a small number of third-party payment processors in various markets. We are in ongoing discussions with our primary payment processor in the U.S. concerning a transitional period to facilitate the migration of our arrangements to other payment processors in connection with the wind-down of our agreement. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our operations, results of operations, and financial results could be adversely impacted. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our financial, legal, reputational, and operational risk.

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

The stock repurchase activity under our stock repurchase programs during the three months ended September 30, 2022 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2022				$17,810
July 1, 2022 through July 31, 2022	—	$—	—	17,810
August 1, 2022 through August 31, 2022	4.8	$96.41	4.8	17,346
September 1, 2022 through September 30, 2022	5.2	$91.62	5.2	16,871
Balance as of September 30, 2022	10.0		10.0	$16,871
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+	Letter agreement by and between PayPal Holdings, Inc. and John Kim, dated September 1, 2022	-	-	X
10.02+	Letter agreement by and between PayPal Holdings, Inc. and Gabrielle Rabinovitch, dated September 27, 2022	8-K	10/3/2022
10.03+	Letter agreement, effective July 13, 2022, between Blake Jorgensen and PayPal Holdings, Inc.	10-Q	8/2/2022
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	November 3, 2022	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer:

Date:	November 3, 2022	By:	/s/ Gabrielle Rabinovitch
Gabrielle Rabinovitch
Acting Chief Financial Officer and Senior Vice President, Investor Relations and Treasurer

Principal Accounting Officer:

Date:	November 3, 2022	By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

