Form 10-K
period 2022-12-31
PayPal Holdings, Inc.
filed 2023-02-10
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $80.7 billion based on the closing sale price as reported on the NASDAQ Global Select Market.

As of February 3, 2023, there were 1,131,373,298 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, Braintree, Venmo, Xoom, Zettle, Hyperwallet, Honey, and Paidy, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. This report contains additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with these companies.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” "continue," “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this report in conjunction with the audited consolidated financial statements and the related notes that appear in this report.

ITEM 1. BUSINESS

OVERVIEW

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform that enables digital payments and simplifies commerce experiences on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to help improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world in the markets we serve, anytime, on any platform, and using any device when sending payments or getting paid, including person-to-person (“P2P”) payments. Our core values of Inclusion, Innovation, Collaboration, and Wellness, reflected in our leadership principles, are the driving forces behind our mission and form the foundation of our operating philosophy. We believe that our core values help stimulate the creativity and engagement of our global workforce to deliver products and services designed to meet the diverse needs of our customers. We also believe that effective management of environmental, social, and governance (“ESG”) risks and opportunities is essential to deliver on our mission and strategy. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

PayPal's Payment Solutions

Merchants integrate with PayPal to manage their business

Consumers use PayPal for financial products and services and shopping tools

Checkout

- PayPal
- venmo
- Pay Later
- PayPal CREDIT
- paidy

Processing

- PayPal
- PayPal Braintree

Digital Wallets

Consumer Financial Services

P2P Savings Giving

Crypto Bill Pay

Credit and Debit Cards

Shopping and Rewards

Rewards Deals Loyalty

Merchant Services

Risk Management and Fraud Protection

Payouts

Happy Returns by PayPal

PayPal Zettle

Powering **22.3B** global transactions and connecting **435M** active accounts

PayPal’s payment solutions enable our customers to connect, transact, and send and receive payments, whether they are online or in person. We provide proprietary payment solutions accepted by merchants that enable the completion of payments on our platform on behalf of our customers. We operate a global, two-sided network at scale that connects merchants and consumers with 435 million active accounts (consisting of 400 million consumer active accounts and 35 million merchant active accounts) across more than 200 markets as of December 31, 2022.

We offer our customers the flexibility to use their PayPal or Venmo accounts to purchase and receive payments for goods and services, as well as the ability to transfer and withdraw funds. We enable consumers to exchange funds more safely with merchants using a variety of funding sources, which may include a bank account, a PayPal or Venmo account balance, PayPal and Venmo branded credit products including our installment products, a credit card, a debit card, certain cryptocurrencies, or other stored value products such as gift cards, and eligible rewards. Our PayPal, Venmo, and Xoom products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds and payouts. We also help merchants connect with their customers, process exchanges and returns, and manage risk. We help reduce the friction typically involved in cross-border commerce by offering consumers a simple payment experience and by enabling merchants to extend their reach to consumers in the global markets in which our services are available.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services, which are typically based on the volume of activity processed on our payments platform. We also generate revenue from customers on fees charged for foreign currency conversion, for instant transfers from their PayPal or Venmo account to their bank account or debit card, and to facilitate the purchase and sale of cryptocurrencies; however, we generally do not charge customers to fund or draw from their accounts. We also earn revenue by providing other value added services, which are comprised primarily of revenue earned through partnerships, interest and fees from our merchant and consumer credit products, interest earned on certain assets underlying customer balances, referral fees, subscription fees, and gateway services.

KEY PERFORMANCE METRICS

We measure the scale of our platform and the relevance of our products and services to our customers through certain metrics, including total payment volume, payment transactions, and active accounts:

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

An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s platform or services through such third-party’s login credentials, including individuals and entities that utilize Hyperwallet’s payout capabilities. A user may register on our platform to access different products and may register more than one account to access a product. Accordingly, a user may have more than one active account. The number of active accounts provides management with additional perspective on the overall scale of our platform, but may not have a direct relationship to our operating results.

OUR STRENGTHS

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. A critical element of our overall growth strategy involves increasing the engagement of our active accounts, which we expect will contribute to growth in payment transactions, total payment volume, and net revenues. We believe that our competitive strengths include the following:

•Two-sided network—our payments platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences while gaining valuable insights into how our customers use our platform. Our payments platform provides for digital and in-store (at the point of sale) transactions while being both technology and platform agnostic.

•Merchant and consumer choice—our branded and unbranded card processing payment solutions support an open ecosystem that provides choice to both merchants and consumers, enabling flexibility to make and receive payments using a wide variety of different funding options and digital wallet solutions.

•Scale—our global scale helps us to drive organic growth. As of December 31, 2022, we had 435 million active accounts, consisting of 400 million consumer active accounts and 35 million merchant active accounts in more than 200 markets around the world. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our products and services. A country, territory, or protectorate is identified by a distinct set of laws and regulations. In 2022, we processed $1.36 trillion of TPV.

•Trusted brands—we have built and strengthened well-recognized and trusted brands, including PayPal, Braintree, Venmo, Xoom, Hyperwallet, PayPal Zettle, PayPal Honey, and Paidy. Our communications and marketing efforts across multiple geographies and demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•Risk and compliance management—our enterprise risk and compliance management program is designed to help secure customer information and to help ensure we process legitimate transactions around the world, while identifying and minimizing illegal, high-risk, or fraudulent transactions.

•Regulatory licenses—we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and help support business growth.

MERCHANT AND CONSUMER PAYMENT SOLUTIONS

During 2022, we reorganized our product organization to better align with merchants and consumers to help simplify decision making and enable our teams to innovate and launch new products and features more quickly and efficiently.

Merchant value proposition

We partner with our merchants to help grow and expand their businesses by providing global reach and powering all aspects of digital checkout. We offer alternative payment methods (including access to credit solutions), provide fraud prevention and risk management solutions, reduce merchant losses through proprietary protection programs, and offer tools and insights for utilizing data analytics to attract and engage customers and improve sales conversion. We employ a technology and platform agnostic approach intended to enable merchants of all sizes to quickly and easily provide digital checkout online, including through PayPal-branded checkout and unbranded card processing (primarily consisting of Braintree), as well as in-store at the point of sale, across all platforms and devices, and to securely and simply receive payments from their customers.

PayPal’s payments platform enables merchants to accept all types of online and offline payments, including those made with the PayPal and Venmo digital wallets, our consumer credit products, credit cards and debit cards, and competing digital wallets, as well as other popular local payment methods. Our diversified suite of products and services is tailored to meet the needs of merchants regardless of their size or business complexity. We have expanded our merchant value proposition to enable payment acceptance at the point of sale through our PayPal and Venmo digital wallets and our PayPal Zettle point of sale solutions. We aim to offer a seamless, omni-channel solution that helps merchants manage and grow their business. Through our consumer-focused offerings, we provide simplified and personalized shopping experiences for consumers, including easier exchanges and returns, to help merchants drive increased conversion through higher consumer engagement.

We offer access to merchant finance products for certain small and medium-sized businesses through the PayPal Working Capital and PayPal Business Loan products, which we collectively refer to as our merchant finance offerings. The PayPal Working Capital product allows businesses to access a loan or cash advance for a fixed fee and based on their annual payment volume processed by PayPal. The PayPal Business Loan product provides businesses with short-term financing for a fixed fee based on an evaluation of both the applying business as well as the business owner. In the United States (“U.S.”), these products are provided under a program agreement with an independent chartered financial institution. We believe that our merchant finance offerings enable us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available from traditional banks or other lending providers.

We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services. We also earn revenues from interest and fees earned on our merchant loans receivables.

Consumer value proposition

We focus on providing affordable, convenient, and secure consumer financial products and services intended to democratize the management and movement of money. We provide consumers with a digital wallet that enables them to send payments to merchants more safely using a variety of funding sources, which may include a bank account, a PayPal or Venmo account balance, our consumer credit products, a credit card, a debit card, certain cryptocurrencies, or other stored value products such as gift cards, and eligible rewards. Our goal is to create the simplest checkout experience possible for consumers both online and on mobile devices.

We also offer consumers P2P payment solutions through our PayPal, Venmo, and Xoom products and services. We enable both domestic and international P2P transfers across our payments platform. Our Venmo digital wallet in the U.S. is a leading mobile application used to move money between our customers and to make purchases at select merchants. Our Xoom international money transfer service enables our customers to send money to people around the world in a secure, fast, and cost-effective way. P2P is an important source of customer engagement and also serves as a customer acquisition channel that facilitates organic growth by enabling potential users to establish active accounts with PayPal or Venmo at the time they make or receive a P2P payment. We also focus on simplifying and personalizing shopping experiences for our consumers by offering tools for product discovery, price tracking, offers, convenient tracking and redemption options for their shopping rewards, and easier exchanges and returns, which help our merchants to increase consumer engagement and sales conversion.

We offer credit products to consumers in certain markets as a funding source at checkout, subject to approval of credit for the account holder. Our consumer credit offerings include our buy now, pay later products in the U.S., United Kingdom (“U.K.”), France, and Germany, among others, and in Japan through Paidy. A key attribute of our buy now, pay later products is the absence of interest or consumer late fees for missed payments in most of the geographies where we offer them. Further, we offer consumer interest-bearing installment products for consumers in the U.S., issued by an independent chartered financial institution, and in Germany. In the U.S., consumers may apply for our PayPal- and Venmo-branded consumer credit cards and our PayPal Credit revolving consumer credit product, which are offered through a partnership with an independent chartered financial institution. We offer a PayPal-issued PayPal Credit product in the U.K. We believe that our consumer credit products help enable us to increase engagement with consumers and merchants on our two-sided network.

We have expanded our consumer value proposition through enhancements to the PayPal and Venmo digital wallets, which provide functionality to enable consumers to more easily checkout, explore deals and offers, track and redeem rewards, and to transact with cryptocurrencies, including buying, holding, selling, sending, and receiving them in certain markets. Our goal is to drive increased consumer engagement by providing consumers with a comprehensive set of services to manage their finances and enhance their ability to shop online and in person.

We generate revenue from consumers on: fees charged for foreign currency conversion, instant transfers from their PayPal or Venmo account to their bank account or debit card, and to facilitate the purchase and sale of cryptocurrencies; interest, fees, or other revenue from our credit products; and other miscellaneous fees.

PROTECTING MERCHANTS AND CONSUMERS

Protecting merchants and consumers on our payments platform from financial and fraud loss is important to successfully competing and sustainably growing our business. Fraudulent activities, such as account takeover, identity theft (including stolen financial information), and malicious activities by counterparties, represent a significant risk to merchants and consumers, as well as their payment partners. We provide merchants and consumers with protection programs for certain purchase transactions completed on our payments platform. We believe that these programs, which help protect both merchants and consumers from financial loss resulting from fraud and counterparty non-performance, are generally consistent with or broader than protections provided by other participants in the payments industry. Our protection programs are designed to promote confidence on both the part of consumers, who will only be required to pay in certain circumstances, such as receiving their purchased item in the condition significantly as described, and merchants, who will receive payment for delivering an item to the customer.

Our ability to help protect both merchants and consumers is based largely on our proprietary, end-to-end payments platform and our ability to utilize the data from both sides of transactions on our two-sided network, specifically from buyers and sellers and from senders and receivers of payments. Our ongoing investment in systems and processes is designed to enhance the safety and security of our products and reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

COMPETITION

The global payments industry is highly competitive, dynamic, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of merchants and consumers, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

We compete with a wide range of businesses. Some of our current and potential competitors are or may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are or may be smaller or younger companies that may be more agile in responding to regulatory and technological changes and customer preferences.

We differentiate ourselves to merchants through our ability to innovate and develop products and services that offer new payment experiences for our merchants, demonstrate that they may achieve incremental sales by using and offering our services to consumers, support transactions on our payments platform across varied technologies and payment methods, through the simplicity and transparency of our fee structure, our seller protection programs, analytics, and risk management, as well as other merchant services. In addition, we differentiate ourselves to consumers through the ability to use our products and services across multiple commerce channels, including e-commerce, mobile, and payments at the point of sale, and without sharing their financial information with the merchant or any other party they are paying; our customer service, dispute resolution, and purchase protection programs; and our ability to simplify and personalize shopping experiences. We invest resources towards improving our products and services, offering choice in payment options, providing excellent customer service, and building brands that merchants and consumers trust.

Our business faces competition from a wide range of businesses and from all forms of physical and electronic payments. We face competition from banks and financial institutions, which provide traditional payment methods (particularly credit cards and debit cards (collectively, “payment cards”), electronic bank transfers, and credit), payment networks that facilitate payments for payment cards or proprietary retail networks, payment card processors, and “card on file” services. We also face competition from providers offering a variety of payment products and services, including tokenized and contactless payment cards, digital wallets and mobile payments solutions, credit, installment or other buy now pay later methods, real-time payment systems, P2P payments and money remittance services, card readers and other devices or technologies for payment at point of sale, virtual currencies and distributed ledger technologies, and tools that simplify and personalize shopping experiences for consumers and merchants. Our products and services face competition from all forms of payments, which include paper-based payments (primarily cash and checks), credit cards, debit cards, electronic bank transfers, account-to-account payments, credit, installment methods, digital wallets and mobile payment solutions, contactless payments (including contactless cards, tokenized cards, Near Field Communication (NFC) based solutions, and Quick Response (QR) code-based solutions), and virtual currencies, such as cryptocurrencies and stablecoins.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “We face substantial and increasingly intense competition worldwide in the global payments industry” for further discussion of the potential impact of competition on our business.

STRATEGY

Our ability to grow revenue is affected by, among other things, the macroeconomic environment and its impact on consumer spending patterns, merchant and consumer adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of the digital payments market, and our ability to innovate and introduce new products, services, and features that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•Growing our core business: through expanding our global capabilities, customer base and scale, increasing our customers’ engagement and use of our products and services by better addressing their everyday needs to access, manage, and move money, creating seamless checkout experiences, and expanding the adoption of our solutions by merchants and consumers;

•Expanding our value proposition for merchants and consumers: by being technology and platform agnostic, partnering with our merchants to grow and expand their business online and in-store, and providing consumers with simple, secure, and flexible ways to manage and move money across different markets, merchants, and platforms, and simplifying their shopping experiences;

•Forming and expanding strategic partnerships: by building new strategic partnerships and deepening existing ones to provide better experiences for our customers, offer greater choice and flexibility, acquire new customers, and reinforce our role in the payments ecosystem; and

•Seeking new areas of growth: organically and through acquisitions and strategic investments in our existing and new international markets and focusing on innovation in both the digital and physical world.

ESG MANAGEMENT

PayPal is committed to creating a more inclusive global economy and advancing our core values of Inclusion, Innovation, Collaboration, and Wellness across our communities, workforce, and strategies. We manage priority ESG risks and opportunities organized across four key pillars: (1) employees and culture, (2) social innovation, (3) environmental sustainability, and (4) responsible business practices. We believe this integrated, enterprise-wide approach to managing our global business responsibly helps to enable us to create value for all our stakeholders, including our stockholders, employees, partners, and communities. We continue to advance and prioritize efforts to manage key non-financial factors critical to our long-term business, including progress on our science-based approach to reducing our climate change impacts, targeted investments and partnerships to address the racial wealth gap and empower underserved communities and businesses, ongoing programmatic development intended to foster an inclusive culture across the employee experience, and further enhancements to support the safety and security of our products and platform. We take this commitment seriously and endeavor to provide transparent disclosures on our progress through our annual Global Impact Report and other communications.

TECHNOLOGY

Our payments platform utilizes a combination of proprietary and third-party technologies and services intended to facilitate transactions efficiently and securely between millions of merchants and consumers worldwide across different channels, markets, and networks. Our payments platform connects with financial service providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our payments platform can send payments in more than 200 markets around the world and in nearly 150 currencies, withdraw funds to their bank accounts in 56 currencies, and hold balances in their PayPal accounts in 25 currencies.

We have developed intuitive user interfaces, customer tools, transaction management databases, and payment network integrations on our platform designed to enable our customers to utilize our suite of products and services. Our payments platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust solutions to our global ecosystem of merchants and consumers, while at the same time helping to maintain the security of our customers’ information.

The technology infrastructure supporting our payments platform is designed to simplify the storage and processing of large amounts of data and facilitate the deployment and operation of large-scale global products and services in both our own data centers and when hosted by third-party cloud service providers. Our technology infrastructure is designed around industry best practices intended to reduce downtime and help ensure the resiliency of our payments platform in the event of outages or catastrophic occurrences. Our payments platform incorporates multiple layers of protection for business continuity and system redundancy purposes and to help mitigate cybersecurity risks. We have a comprehensive cybersecurity program designed to protect our technology infrastructure and payments platform against cybersecurity threats, which includes regularly testing our systems to identify and address potential vulnerabilities. We strive to continually improve our technology infrastructure and payments platform to enhance the customer experience and to increase efficiency, scalability, and security.

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

RESEARCH AND DEVELOPMENT

Our total research and development expense was $1.7 billion, $1.6 billion, and $1.4 billion in 2022, 2021, and 2020, respectively.

INTELLECTUAL PROPERTY

The protection of our intellectual property, including our trademarks, copyrights, domain names, trade dress, patents, and trade secrets, is important to the success of our business. We seek to protect our intellectual property rights by relying on applicable laws, regulations, and administrative procedures in the U.S. and internationally. We have registered our core brands as domain names and as trademarks in the U.S. and many international jurisdictions. We also have an active program to secure and enforce trademarks and domain names that correspond to our brands in markets of interest. We have filed and continue to file patent applications in the U.S. and in international jurisdictions covering certain aspects of our proprietary technology and new innovations. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We routinely enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business to control access to, and use and disclosure of, our proprietary information.

For additional information regarding risks relating to our intellectual property, see the information in “Item 1A. Risk Factors” under the captions “Third parties may allege that we are infringing their patents and other intellectual property rights” and “We may be unable to protect or enforce our intellectual property.”

GOVERNMENT REGULATION

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, continue to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

Government regulation impacts key aspects of our business. We are subject to the laws and regulations applicable to the payments industry in the markets we operate, which are subject to interpretation and change.

Payments regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. These licenses include not only the PayPal-branded products and services offered in these locations, but also our Venmo, Hyperwallet, and Xoom products and services to the extent offered in these locations. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. In certain cases, these licenses also generally cover PayPal’s service enabling customers to buy, hold, transfer, and sell cryptocurrency directly from their PayPal or Venmo account. In the State of New York, PayPal holds a full Bitlicense issued by the New York Department of Financial Services to offer cryptocurrency services in the state.

Outside the U.S., we provide similar services customized for various countries and foreign jurisdictions through our foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the U.K. Financial Conduct Authority (“FCA”), the Australian Prudential Regulation Authority, the People’s Bank of China, the Monetary Authority of Singapore, the Reserve Bank of India, the Central Bank of Russia, and the Central Bank of Brazil have asserted jurisdiction over some or all of our activities in their respective jurisdictions. This list is not exhaustive, and there are numerous other regulatory agencies which have asserted or may assert jurisdiction over our activities.

In addition, financial services regulators in various jurisdictions, including the U.S. and the European Union (“EU”), have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, make it more difficult for new customers to open PayPal accounts, and reduce the ease of use of our products.

Banking agency supervision. We serve our customers in the EU and U.K. through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), a wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg by the CSSF. Under the U.K.’s Temporary Permissions Regime, PayPal is deemed to be authorized and regulated by the U.K. FCA as a result of Brexit. Consequently, we must comply with rules and regulations of the European banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by the regulators of these partner financial institutions.

Lending regulation. Our U.S. consumer short-term, interest-free, installment product is subject to federal and state laws governing consumer credit and debt collection. PayPal holds multiple state licenses as the lender of this product. Paidy, Inc. holds multiple licenses for the issuance of its consumer installment products in Japan and is registered with the Ministry of Economy, Trade and Industry as a Comprehensive Credit Purchase Intermediary. In Australia, PayPal Credit Pty Limited offers a consumer short-term, interest-free, installment product that is exempt from regulation by the primary consumer credit legislation, but is subject to other laws which cover the provision of financial services, credit reporting, debt collection, and privacy. PayPal’s consumer short-term, interest-free, installment products in the U.K., France, Germany, Spain, and Italy are generally exempt from primary consumer credit legislation; however, certain consumer lending laws, consumer protection, and banking transparency regulations apply to this activity.

Our U.S. consumer interest-bearing installment product is subject to federal and state laws and is offered by an independent chartered financial institution. PayPal’s interest-bearing installment product for consumers in Germany is subject to applicable local laws such as consumer (lending) laws, consumer protection, or banking transparency regulations. These loans are originated by PayPal (Europe).

PayPal and Venmo co-branded consumer credit cards and the PayPal Credit revolving consumer credit product are issued by an independent chartered financial institution in the U.S., and are subject to laws and regulations governing these programs. PayPal Credit in the U.K. is a regulated, revolving consumer credit product subject to applicable local laws and regulations.

Our U.S. merchant lending products are subject to federal and state regulations and are offered by an independent chartered financial institution. Our merchant lending products offered in Germany, France and the Netherlands are subject to the laws of Luxembourg and certain local laws, and our merchant lending product offered in the U.K. is subject to U.K. regulation. The loans offered to European and U.K. merchants are originated by PayPal (Europe). Our merchant lending product in Australia is subject to the laws of Australia and originated by PayPal Credit Pty Limited.

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

Data protection and privacy. We are subject to a number of laws, rules, directives, and regulations (“privacy and data protection laws”) relating to the collection, use, retention, security, processing, and transfer (collectively, “processing”) of personally identifiable information about our customers, our merchants’ customers, and employees (“personal data”) in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is subject to one or more privacy and data protection laws in one or more jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Many jurisdictions in which we operate have adopted, or are in the process of adopting, or amending data privacy legislation or regulation aimed at creating and enhancing individual privacy rights. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are subject to change and may subject us to increased regulatory scrutiny and business costs.

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

Additional regulatory developments. Various regulatory agencies continue to examine and implement laws governing a wide variety of issues, including virtual currencies, identity theft, account management guidelines, disclosure rules, cybersecurity, competition, and marketing, which may impact PayPal’s business. Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency, and reporting, including those related to general corporate ESG disclosures (e.g., the EU Corporate Sustainability Reporting Directive) as well as topical reporting and risk management requirements, such as obligations related to the management of climate-related risks.

For an additional discussion on governmental regulation affecting our business, please see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in this Form 10-K.

HUMAN CAPITAL

At PayPal, we consider the management of our global talent (human capital) to be essential to the ongoing success of our business. As of December 31, 2022, we employed approximately 29,900 people globally, with 44% in the Americas, 43% in Asia-Pacific, and 13% in Europe and the Middle East. Our global employees work predominantly full-time and represent nearly 150 nationalities, across 27 countries, including approximately 11,800 located in the U.S.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our customers with products and services that help them to thrive in the global economy, and serve our other stakeholders. In 2022, we developed 12 leadership principles based on our four core values that establish a common set of expectations for all employees. We began integrating these principles across our global talent strategy to help shape our programs throughout the employee lifecycle and achieve key business priorities. We also remain focused on promoting the physical, mental, and financial wellness of our employees, particularly as our workforce continues to navigate changes in where and how we work.

Employee engagement

We use employee feedback to directly inform the ongoing development of our employee programs. In addition to administering an annual survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on our internal communications approach and evolving workplace preferences. For our 2022 annual employee survey, we heard from 83% of our global employees. Our engagement score, which reflects employees that would recommend PayPal to their peers and/or are happy at PayPal was 79%. Our score measuring intent to stay was 78%, which reflects an employee’s expectation to remain employed with the company in two years. Additionally, we observed improvements in employee scores regarding collaboration and manager support. In 2022, we enhanced our survey to incorporate viewpoints on the employee experience, diversity, inclusion, equity, and belonging (“DIE&B”) efforts, and our leadership principles, including specific questions on working style and strategic direction. The detailed scores are shared across the organization and analyzed to understand differences by geography, demographics, business function, and job level, and to help identify opportunities for further improvement.

Talent acquisition, development, and retention

As a leading technology platform that enables digital payments and simplifies commerce experiences, we compete for top global talent around the world. We believe that a strong culture focused on employee experiences that enables advancement, learning, and individual career insights is essential to the successful acquisition, development, and retention of diverse talent. Accordingly, we have implemented programs focused on inclusive hiring practices and extending our talent pipeline through targeted partnerships, reimagined our career development program for individuals and managers, extended individual coaching and mentorship programs (particularly for underrepresented and technical talent), and advanced efforts for employees to grow through self-paced and community learning experiences.

Employee wellness

We remain focused on promoting the holistic well-being of our employees, including resources, programs, and services to support our employees’ physical, mental, and financial wellness. In 2022, our initiatives included extending our Global Wellness Days for all employees to take time to rest and recharge, providing resources, trainings, and workshops to foster emotional well-being, preserving workplace flexibility through Crisis Leave and other programs, and strategically extending employee benefits to additional global markets. We also continued our efforts to strengthen employee financial wellness, including offering individual employee financial coaching, promoting the prioritization of employee financial health across the private sector through the Worker Financial Wellness Initiative, and improving our internal measurement and evaluation approaches to identify targeted opportunities for further enhancements. Through our global community impact program, we support our employees’ individual passions and communities by matching eligible employee donations and volunteer time with non-profit organizations up to $2,500 annually per employee.

Diversity, inclusion, equity, and belonging

We believe that fostering DIE&B is critical to our global talent strategy and pivotal to building a culture that embraces individual characteristics, values diversity, minimizes barriers, and enhances feelings of security and support across the workplace. We are committed to equal pay for equal work, promoting enterprise-wide inclusive learning opportunities, and partnering with leading organizations to embed DIE&B considerations into our talent strategy. We believe that our strong commitment to DIE&B is evident at all levels of the organization from our Board of Directors to our executive leadership team to our global workforce. As of December 31, 2022, 50% of our Board and 64% of our senior leadership team identified as women and/or from a diverse ethnic group. Across our workforce, we reached 56% overall diverse workforce representation, including 44% global gender diversity (inclusive of self-identified women and non-binary employees), and 54% U.S. ethnic diversity, as of December 31, 2022. Additional U.S. workforce diversity metrics can be found in our public EEO-1 reports and annual Global Impact Report available at https://about.pypl.com/values-in-action/reporting/default.aspx.

Workforce representation is only one aspect of our broader DIE&B strategy. Through the leadership of our Global Head of DIE&B and dedicated DIE&B team, along with functional collaboration and accountability, we are focused on strengthening existing efforts and piloting new initiatives to promote an inclusive culture. In 2022, we continued our support for underrepresented communities and employees through activities such as enhanced strategic partnerships, new learning modules to promote effective sponsorship and inclusive performance management, and new tools and resources to incorporate DIE&B considerations across the business. We continue to evaluate DIE&B progress across the company and as part of the individual performance assessment under our 2022 annual incentive plan for our senior executives. In addition, we empower eight employee resource groups to promote community and belonging for employees that identify as Black, Latinx/Hispanic, women, interfaith, veterans, LGBTQ+, Asian, and disabled persons and their allies. These groups drive ongoing employee engagement around the world for all employees, regardless of background, to support and champion their peers and related causes.

Our evolving workplace

We remain focused on creating a culture of flexibility and community by designing ways to collaborate across diverse workplace models, whether working virtually, on-site, or using a hybrid approach. We empower functional leadership to determine the most appropriate workplace strategy for their teams to optimize employee productivity and engagement and deliver on business priorities. Across PayPal, we are focused on providing tools and resources to support our diverse and distributed teams. We believe this flexible approach has broadened our potential global talent pools.

As part of our annual ESG reporting, we provide additional information on our global talent strategy, including detailed representation metrics, in our Global Impact Report.

AVAILABLE INFORMATION

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at https://investor.pypl.com. From time to time, we may use our investor relations site and other online and social media channels, including the PayPal Newsroom (https://newsroom.paypal-corp.com/), Twitter handles (@PayPal and @PayPalNews), LinkedIn page (https://www.linkedin.com/company/paypal), Facebook page (https://www.facebook.com/PayPalUSA/), YouTube channel (https://www.youtube.com/paypal), Dan Schulman’s LinkedIn profile (https://www.linkedin.com/in/dan-schulman/), Gabrielle Rabinovitch’s LinkedIn profile (https://www.linkedin.com/in/gabriellerabinovitch/), Dan Schulman’s Facebook page (https://www.facebook.com/DanSchulmanPayPal/), and Dan Schulman’s Instagram page (https://www.instagram.com/dan_schulman/) as a means of disclosing information about the Company, including information which could be deemed to be material to investors. Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of our websites and information we may post on, provide to, or accessible through online and social media channels, including those mentioned above, are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites or online and social media channels are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, in addition to other information appearing in this Form 10-K, including our consolidated financial statements and related notes, for important information regarding risks and uncertainties that could affect us. These risk factors do not identify all risks we face, and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, future prospects, and the trading price of our common stock could be materially and adversely affected.

CYBERSECURITY AND TECHNOLOGY RISKS

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

The techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are constantly evolving. In some circumstances, these attempts may not be recognized or detected until after they have been launched against a target. Unauthorized parties will continue to attempt to gain access to our systems or facilities through various means, including through hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees, vendor and partner personnel and customers) into disclosing user names, passwords, payment card information, multi-factor authentication application access or other sensitive information used to gain access to such systems or facilities. This information may, in turn, be used to access our customers’ confidential personal or proprietary information and financial instrument data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. This information may also be used to execute fraudulent transactions or otherwise engage in fraudulent actions. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner, are becoming increasingly sophisticated and complex, may be difficult to detect, and could compromise the confidentiality, availability, and integrity of the data in our systems, as well as the systems themselves.

We believe that cybercriminals may target PayPal due to our name, brand recognition, types of data (including sensitive payments- and identity-related data) that customers provide to us, and the widespread adoption and use of our products and services. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, deception, malfeasance, insider threats, system errors, defects, vulnerabilities, or other irregularities. For example, in November 2017, we suspended the operations of TIO Networks (“TIO”) (acquired in July 2017) as part of an investigation of security vulnerabilities of the TIO platform, and in December 2017, we announced that we had identified evidence of unauthorized access to TIO’s network and the potential compromise of personally identifiable information for approximately 1.6 million TIO customers.

Any cyberattacks or data security breaches affecting the information technology or infrastructure of companies we acquire or of our customers, partners, or vendors (including data center and cloud computing providers) could have similar negative effects.

Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information stored by us or our direct payment card processing vendors, we could be liable to the payment card issuing banks, including for their cost of issuing new cards and related expenses. Cybersecurity breaches and other exploited security vulnerabilities could subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties. While we maintain insurance policies intended to help offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by security breaches and other damage to or unavailability of our systems.

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation of service because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. Our corporate headquarters are located in the San Francisco Bay Area, a seismically active region in California. A catastrophic event that could lead to a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations. Further, some of our systems, including those of companies that we have acquired, are not fully redundant and any failure of these acquired systems, including due to a catastrophic event, may lead to operational outages or delays. While we engage in disaster recovery planning and testing intended to mitigate risks from outages or delays, our planning and testing may not be sufficient for all possible outcomes or events. As a provider of payments solutions, we are also subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities. Any of the foregoing risks could have a material adverse impact on our business, financial condition, and results of operations.

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions from time to time that have and may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services and result in loss of revenue. A prolonged interruption of, or reduction in, the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. If any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses. These claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

We continue to undertake system upgrades and re-platforming efforts designed to improve the availability, reliability, resiliency, and speed of our payments platform. These efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products, and may ultimately not be effective. Frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We also rely on facilities, components, applications, software, and services supplied by third parties, including data center facilities and cloud data storage and processing services. From time to time, we have experienced interruptions in the provision of such facilities and services provided by these third parties. If these third parties experience operational interference or disruptions (including a cybersecurity incident), fail to perform their obligations, or breach their agreements with us, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain insurance policies intended to help offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by interruptions in our service due to systems failures and similar events.

In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could adversely impact our business, internal controls, results of operations, and financial condition.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues, could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including payment technologies (including real-time payments, payment card tokenization, virtual currencies, distributed ledger and blockchain technologies, and proximity payment technology such as Near Field Communication and other contactless payments); internet browser technologies, that enable users to easily store their payment card information for use on any retail or e-commerce website; artificial intelligence and machine learning; developments in technologies supporting our regulatory and compliance obligations; and in-store, digital, and social commerce.

We expect that new technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. Developing and incorporating new technologies into new and existing products and services may require significant investment, take considerable time, and may not ultimately be successful. We rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. Our ability to develop, provide or incorporate new technologies and adapt our existing products and services or develop future and new products and services using new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing customer expectations, third-party intellectual property rights, and other factors. If we are unable to develop and incorporate new technologies and adapt to technological changes and evolving industry standards in a timely or cost-effective manner, our business could be harmed.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, and legal interpretations in the markets in which we offer services directly or through partners, including those governing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy, data protection, data governance, cybersecurity, banking secrecy, digital payments, cryptocurrency, payment services (including payment processing and settlement services), fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

Regulators globally are increasingly exercising regulatory authority, oversight, and enforcement in a manner that impacts our business. Further, as we introduce new products and services and expand into new markets (including through acquisitions) and expand and localize our international activities, we expect to become subject to additional regulations, restrictions, and licensing requirements. In addition, because we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws, which may impose different, more specific, or conflicting obligations on us, as well as broader liability.

Any failure or alleged failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to their interpretation) may subject us to significant fines and penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; restrict or cease our operations; force us to make changes to our business practices, products or operations; lead to increased friction for customers; require us to engage in remediation activities; delay planned transactions, product launches or other activities, or divert management’s time and attention from our business. The complexity of United States (“U.S.”) federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in one or more events prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition.

Payments Regulation

In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. If we fail to comply with applicable laws or regulations required to maintain our licenses, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states or territories, forced to change our business practices, or required to obtain additional licenses or regulatory approvals, which could impose substantial costs and harm our business.

While we currently allow our customers to send payments from approximately 200 markets, we allow customers in only approximately half of those markets (including the U.S.) to also receive payments, in some cases with significant restrictions on the manner in which customers can hold balances or withdraw funds. These restrictions may limit our ability to grow our business.

Outside of the U.S., we principally provide our services to customers in the European Economic Area (“EEA”) and the United Kingdom (“U.K.”) through PayPal (Europe), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. PayPal (Europe) may be subject to enforcement actions and significant fines if it violates applicable requirements. Additionally, compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to potentially inconsistent interpretations and domestic regulations by various countries in the region. Applicable regulation relating to payments, anti-money laundering and digital services, which are key focus areas of regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks and associated costs. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity and certain activities of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier, which could subject us to additional requirements and would likely increase compliance costs. PayPal (Europe) is also subject to regulation by the ECB under the oversight framework for electronic payment instruments, schemes and arrangements (PISA), which may also lead to increased compliance obligations and costs.

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”). The Payment Services Act came into effect in Singapore in January 2020. PayPal Pte. Ltd. has submitted an application for a Major Payment Institution license to the MAS to continue to provide payments services, and is operating under an exemption from holding a license within a statutory transition period while the application is pending. Upon PayPal Pte. Ltd. obtaining this license, we will be required to comply with new regulatory requirements, which will result in increased operational complexity and costs for our Singapore and international operations.

In many of the markets outside the U.S. (other than Singapore) served by PayPal Pte. Ltd. or by local branches or subsidiaries subject to local regulatory supervision or oversight, as the case may be, there may be uncertainty whether our Singapore-based service is subject only to Singapore law or also to other local laws, and whether such local laws might require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise.

There are substantial costs and potential product and operational changes involved in maintaining and renewing licenses, certifications, and approvals, and we could be subject to enforcement actions, fines, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any licenses, renewals, certifications, and approvals in any jurisdiction. In certain markets, we may need to rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators may use their authority over such local partners to prohibit, restrict, or limit us from doing business. Any of the foregoing could, individually or in the aggregate, result in substantial additional costs, delay or preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent or limit us from providing our products or services in a given market.

Cryptocurrency Regulation and Related Risks

Our current and planned customer cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations. Within the U.S., we are regulated by the New York Department of Financial Services as a virtual currency business, which does not qualify us to engage in securities brokerage or dealing activities. The regulatory status of particular cryptocurrencies is unclear under existing law. For example, if the SEC were to assert that any of the cryptocurrencies we support are securities, the SEC could assert that our activities involving that cryptocurrency require securities broker-dealer registration or other obligations under the federal securities laws. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to additional licensing and regulatory obligations or to inquiries or investigations from the SEC, other regulators and governmental authorities, and require us to make product changes, restrict or discontinue product offerings, implement additional and potentially costly controls, or take other actions. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, and other consequences.

We hold our customers’ cryptocurrency assets through a third-party custodian. Financial and third-party risks related to our customer cryptocurrency offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by the custodian, or counterparty financial institutions, could expose our customers and us to loss, and therefore significantly harm our business, financial performance, and reputation.

We have selected a custodian partner, and may in the future select additional custodian partners, that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies. Nevertheless, operational disruptions at any such custodian, or such custodian’s failure to safeguard cryptocurrency holdings could result in losses of customer assets, expose us to customer claims, reduce consumer confidence and materially impact our operating results and our cryptocurrency product offerings.

Custodial arrangements to safeguard cryptocurrency assets involve unique risks and uncertainties in the event of the custodian’s bankruptcy. While other types of assets and some custodied cryptocurrencies have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet definitively determined the appropriate treatment of custodial holdings of digital assets in a bankruptcy proceeding. In the event of our custodian’s bankruptcy, the lack of precedent and the highly fact-dependent nature of the determination could delay or preclude the return of custodied cryptocurrency assets to us or to our customers. Although, we contractually require our custodian to segregate our customer assets and not commingle them with proprietary or other assets, we cannot be certain that these contractual obligations, even if duly observed by the custodian, will be effective in preventing such assets from being treated as part of the custodian’s estate under bankruptcy or other insolvency law. In that event, our claim on behalf of such customers against the custodian’s estate for our customers’ cryptocurrency assets could be treated as a general unsecured claim against the custodian, in which case our customers could seek to hold us liable for any resulting losses.

In addition, our cryptocurrency product offerings could have the effect of heightening or exacerbating many of the risk factors described in this “Risk Factors” section.

Lending Regulation

We hold a number of U.S. state lending licenses for our U.S. consumer short-term installment loan product, which is subject to federal and state laws governing consumer credit and debt collection. While the consumer short-term installment loan products that we offer outside the U.S. are generally exempt from primary consumer credit legislation, certain consumer lending laws, consumer protection or banking transparency regulations continue to apply to these products. Increased global regulatory focus on short-term installment products and consumer credit more broadly could result in laws or regulations requiring changes to our policies, procedures, operations, and product offerings, and restrict or limit our ability to offer credit products, and we could be subject to enforcement action, fines, and litigation if we are found to violate any aspects of applicable law or regulations.

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

In addition, the CFPB, pursuant to its market-monitoring authority, may require us to provide extensive information on our products and offerings from time to time. In 2021, we received separate orders from the CFPB pursuant to such market-monitoring authority requiring us to provide, among other items, extensive information on our payment products, including with respect to the collection, use of, and access to data and consumer protections, as well as our Buy Now, Pay Later offerings.

PayPal principally offers its services in the EEA countries through a “passport” notification process through PayPal (Europe)’s Luxembourg regulator to regulators in other EEA member states in accordance with European Union (“EU”) regulations, as well as in the U.K. through the Temporary Permissions Regime. Regulators in these countries could notify us of and seek to enforce local consumer protection laws that apply to our business, in addition to Luxembourg consumer protection laws, or seek to persuade the local regulator to order PayPal to conduct its activities in the local country directly or through a branch office. These or similar actions by these regulators could impose additional obligations and costs and impact our ability to expand our business in Europe and the U.K.

Anti-Money Laundering and Counter-Terrorist Financing; Economic and Trade Sanctions

Regulators globally continue to increase standards and expectations regarding anti-money laundering and counter-terrorist financing, and to expand the scope of existing laws and regulations to emerging products and markets, which may require us to further revise or expand our compliance program globally and/or in specific jurisdictions, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Such changes could have the effect of making compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or the circumstances in which we must verify identities of customers, and any change to such obligations could result in greater compliance costs and impact our business. We are also required to comply with economic and trade sanctions administered by the U.S., the EU and its member states, the U.K., and other jurisdictions in which we operate. Non-compliance with anti-money laundering laws and regulations or economic and trade sanctions may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and damage our reputation and brands. Our compliance history may be considered by OFAC and other regulators as part of any potential future investigation of our sanctions regulation.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, machine learning, cryptocurrency, and blockchain technology. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, other government agencies, or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. In June 2021, the European Commission imposed new SCC requirements which impose certain contract and operational requirements on PayPal, its merchants, and vendors to adhere to certain affirmative duties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data exported from PayPal’s EEA customers and/or employees to countries outside the EEA. To the extent we rely on SCCs, we will potentially need to enter into new contractual arrangements reflecting the updated SCC requirements to avoid limitations on PayPal’s ability to process EEA data in countries outside of the EEA.

Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. For example, numerous U.S. states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which may subject us to increased regulatory scrutiny and business costs, and could lead to unintended consumer confusion.

We are subject to regulatory scrutiny and may be subject to legal proceedings under antitrust and competition laws.

We are subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed or implemented business combinations, acquisitions, investments, partnerships, commercial agreements and business practices. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Companies and government agencies have in the past alleged, and may in the future allege, that our actions violate the antitrust or competition laws in the U.S. or other jurisdictions in which we operate or otherwise constitute unfair competition, or that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be costly to defend or respond to, involve negative publicity, and cause substantial diversion of management’s time and effort, and could result in reputational harm, significant judgments, fines and other remedial actions against us, require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

We are regularly subject to general litigation, regulatory scrutiny, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. The number and significance of these disputes and inquiries is expected to continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology. Investigations and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, negative publicity, substantial diversion of management’s time and effort, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices in costly ways, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Third parties may allege that we are infringing their patents and other intellectual property rights.

We are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. Intellectual property infringement claims against us may result from, among other things, our expansion into new business areas, including through acquisitions of businesses and technology, or new or expanded products and services and their convergence with technologies not previously associated with areas related to our business, products, and services. The ultimate outcome of any allegation or claim is often uncertain and any such claim, with or without merit, may be time-consuming to defend, result in costly litigation, divert management’s time and attention from our business, result in reputational harm, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to settle claims or lawsuits, satisfy judgments, or pay substantial royalty or licensing fees.

We may be unable to protect or enforce our intellectual property.

The protection of our proprietary rights, including our trademarks, copyrights, domain names, trade dress, patents and trade secrets, is important to the success of our business. Effective protection of our proprietary rights may not be available in every jurisdiction in which we offer our products and services. Although we have generally taken measures to protect our intellectual property, there can be no assurance that we will be successful in protecting or enforcing our rights in every jurisdiction, that our contractual arrangements will prevent or deter third parties from infringing or misappropriating our intellectual property, or that third parties will not independently develop equivalent or superior intellectual property rights. We may be required to expend significant time and resources to prevent infringement and enforce our rights, and we may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. If we are unable to prevent third parties from infringing or otherwise violating our proprietary rights, the uniqueness and value of our products and services could be adversely affected, the value of our brands could be diminished, and our business could be adversely affected. We expect to continue to license in the future certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our proprietary rights, or significant costs incurred in doing so, could diminish the value of our intangible assets and materially harm our business.

BUSINESS AND OPERATIONS RISKS

We face substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive, dynamic, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of merchants and consumers, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

We compete with a wide range of businesses in every aspect of our business. Some of our current and potential competitors are or may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are or may be smaller or younger companies that may be more agile in responding to regulatory and technological changes and customer preferences. Our competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. We often partner with other businesses, and the ability to continue establishing these partnerships is important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships. If we are unable to differentiate our products and services from those of our competitors, drive value for our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively. See “Item 1. Business—Competition” of this Form 10-K for further discussion of the competitive environment in the markets where we operate.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

To process certain transactions, we must comply with applicable payment card, bank or other network (collectively, “network”) rules. The rules govern all aspects of a transaction on the networks, including fees and other practices. From time to time, the networks have increased the fees and assessments that they charge for transactions that access their networks. Certain networks have also imposed special fees or assessments for transactions that are executed through a digital wallet such as the one that PayPal offers. Our payment processors may have the right to pass any increases in fees and assessments on to us and to increase their own fees for processing. Any increase in interchange fees, special fees, or assessments for transactions that we pay to the networks or our payment processors could make our pricing less competitive, increase our operating costs, and reduce our operating income, which could materially harm our business, financial condition, and results of operations.

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

We may also be subject to fines and other penalties assessed by networks resulting from any rule violations by us or our merchants. The networks set and interpret their rules and have alleged from time to time that various aspects of our business model violate these rules. Such allegations may result in significant fines, penalties, damages, or other liabilities or require changes in our business practices that may be costly and adversely affect our business, results of operations and financial condition. The network rules may also increase the cost of, impose restrictions on, or otherwise impact the development of, our products which may negatively affect product deployment and adoption. The networks could adopt new operating rules or interpret or re-interpret existing rules that we or our payment processors might find difficult or impractical to follow, or costly to implement, which could require us to make significant changes to our products, increase our operational costs, and negatively impact our business. If we become unable or limited in our ability to accept certain payment types such as debit or credit cards, our business would be materially and adversely affected.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, and nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, from an existing PayPal account balance or Venmo account balance, or through our PayPal branded consumer credit products. Our financial performance is sensitive to changes in the rate at which our consumers fund payments using payment cards, which can significantly increase our costs. Although we provide consumers in certain markets with the opportunity to use their existing PayPal account balance or Venmo account balance to fund payment transactions, some of our consumers may prefer to use payment cards, which may offer features and benefits not provided as part of their PayPal accounts. Any increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions with lower-cost funding options, could materially and adversely affect our financial performance and significantly harm our business.

Our ability to receive the benefit of U.S. merchant financing offerings and certain U.S. installment loan products may be subject to challenge.

Merchant loans under our U.S. PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products and certain U.S. installment loan products are provided by a state-chartered industrial bank under a program agreement with us, and we acquire the receivables generated by those loans from the state-chartered bank after origination. In June 2020, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule clarifying that loans validly originated by state-chartered banks or insured branches of foreign banks remain valid throughout the lifetime of the loan, reflecting a similar rule finalized by the Office of the Comptroller of Currency (“OCC”) in May 2020 for nationally chartered banks. The final rule reaffirms and codifies the so-called “valid-when-made doctrine,” which provides that the permissibility of an interest rate for a loan is determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. While a number of state attorneys general have unsuccessfully challenged these FDIC and OCC rules, there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state-chartered banks may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations or regulatory policy, could materially impact our U.S. PPWC, PPBL, certain installment products, and our business.

Our credit products expose us to additional risks.

We offer credit products to a wide range of consumers and merchants in the U.S. and various international markets. The financial success of these products depends largely on the effective management of related risk. The credit decision-making process for our consumer credit products uses proprietary methodologies and credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchase and transaction history with PayPal or Venmo and their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who desire to use our merchant financing offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions, including those related to the particular consumer or merchant, market conditions, economic environment, or limited transaction history or other data. The accuracy of these risk models and the ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements, changes in consumer behavior, changes in the economic environment, issuing bank policies, and other factors.

We generally rely on the activities and charters of unaffiliated financial institutions to provide PayPal and Venmo branded consumer credit and merchant financing offerings to our U.S. customers. As a service provider to these unaffiliated financial institutions, which are federally supervised U.S. financial institutions, we are subject from time to time to examination by their federal banking regulators. In the event of any termination or interruption in a partner bank’s ability or willingness to lend, our ability to offer consumer credit and merchant financing products could be interrupted or limited, which could materially and adversely affect our business. We may be unable to reach a similar arrangement with another unaffiliated financial institution on favorable terms or at all. Obtaining and maintaining the lending licenses required for us to originate such loans ourselves would be a costly, time-consuming and uncertain process, and would subject us to additional laws and regulatory requirements, which could significantly increase our costs and compliance obligations and require us to change our business practices.

We are subject to the risk that account holders who use our credit products will default on their payment obligations, creating the risk of potential charge-offs or negatively impacting the revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit product. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans.

We currently purchase receivables related to our U.S. PayPal-branded merchant financing offerings and certain U.S. consumer installment loan products and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. If we are unable to fund our credit products or the purchase of the receivables related to our credit products and offerings adequately or in a cost-effective manner, the growth of our credit products could be negatively impacted.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate our U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; branded debit card and savings products issued by unaffiliated banks; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (e.g., outsourced customer support and product development functions; facilities; information technology, data center facilities and cloud computing). We are subject to additional risks inherent in engaging and relying upon third-party providers, including legal, regulatory, information security, reputational and operational risks. We are undertaking efforts to diversify our reliance on a small number of third-party payment processors in various markets. We are working with our primary payment processor in the U.S. to facilitate the migration of our arrangements to other payment processors over a transition period in connection with the wind-down of our agreement; however, if we are unable to timely and efficiently migrate our business to other payment processors or experience disruptions in connection with this transition, our business could be harmed. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our operations, results of operations, and financial results could be adversely impacted. Additionally, our relationships with third parties inherently involve a lesser degree of control over business operations, governance, and compliance, which potentially increases our financial, legal, reputational, and operational risk.

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

Cross-border trade may be negatively impacted by various factors including foreign currency exchange rate fluctuations, tariffs, trade barriers or restrictions, sanctions, import or export controls, and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Failure to deal effectively with fraud, abusive behaviors, bad transactions, and negative customer experiences may increase our loss rate and could negatively impact our business and severely diminish merchant and consumer confidence in and use of our services.

We expect that third parties will continue to attempt to abuse access to and misuse our payments services to commit fraud by, among other things, creating fictitious PayPal accounts using stolen or synthetic identities or personal information, making transactions with stolen financial instruments, abusing or misusing our services for financial gain, or fraudulently inducing users of our systems into engaging in fraudulent transactions. Due to the nature of PayPal’s digital payments services, third parties may seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous improvement, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures are not effective, our business could be negatively impacted. We also incur substantial losses from erroneous transactions and situations where funding instruments used for legitimate transactions are closed or have insufficient funds to satisfy payments, or the payment is initiated to an unintended recipient in error. Numerous and evolving fraud schemes and misuse of our payments services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, and result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses or claims.

Our Purchase and Seller Protection Programs (“protection programs”) are intended to reduce the likelihood of losses for consumers and merchants from unauthorized and fraudulent transactions. The Purchase Protection Program also protects consumers who do not receive the item ordered or who receive an item that is significantly different from its description. We incur substantial losses from our protection programs as a result of disputes filed by our customers. We seek to recover losses from our protection programs from the merchant, but may not be able to fully recover our losses (for example, if the merchant is unwilling or unable to pay, the transaction involves a fraudulent merchant, or the merchant provides sufficient evidence that the item was delivered).

In addition, consumers who pay through PayPal or Venmo may have reimbursement rights from their payment card issuer, which in turn will seek recovery from us. If losses incurred by us related to payment card transactions become excessive, we could lose the ability to accept payment cards for payment, which would negatively impact our business. Regulators and card networks may also adapt error resolution and chargeback requirements to account for evolving forms of fraud, which could increase PayPal’s exposure to fraud losses and impact the scope of coverage of our protection programs. Increases in our loss rate, including as a result of changes to the scope of transactions covered by our protection programs, could negatively impact our business. See “Note 13—Commitments and Contingencies—Protection Programs” to our consolidated financial statements.

Failure to effectively monitor and evaluate the financial condition of our merchants may expose PayPal to losses. In the event of the bankruptcy, insolvency, business failure, or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise, or concert tickets, custom-made goods, and subscriptions), we could be liable to the buyers of such goods or services, including through our Purchase Protection Program or through chargebacks on payment cards used by customers to fund their purchase. Allowances for transaction losses that we have established may be insufficient to cover incurred losses.

Use of our payments services for illegal activities or improper purposes could harm our business.

We expect that users will continue to attempt to use our payments platform for illegal activities or improper uses, including money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted, trademarked or digital goods, bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or Ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items by a user. While we invest in measures intended to prevent and detect illegal activities that may occur on our payments platform, these measures require continuous improvement and may not be effective in detecting and preventing illegal activity or improper uses.

Any illegal or improper uses of our payments platform or failure by us to detect or prevent illegal or improper activity by our users may subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, impose additional restrictions or limitations on our business or require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business.

Acquisitions, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

We expect to continue to consider and evaluate a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets; strategic investments; and commercial and strategic partnerships (collectively, “strategic transactions”). At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, consummating and integrating favorable transaction opportunities. Strategic transactions may involve additional significant challenges, uncertainties, and risks, including challenges of integrating new employees, products, systems, technologies, operations, and business cultures; challenges associated with operating acquired businesses in markets or business areas in which we may have limited or no experience; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity, or operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; potential exposure to new or incremental risks associated with acquired businesses and entities, strategic investments and other strategic transactions, including potential new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements, particularly with respect to companies in new or developing businesses or industries; failure of the transaction to advance our business strategy or for its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or the incurrence of significant additional debt. Strategic transactions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.

Strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence over business operations. The success of our strategic investments may be dependent on controlling shareholders, management, or other persons or entities that may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and damage our reputation.

Our international operations subject us to increased risks, which could harm our business.

Our international operations generate roughly one-half of our net revenues. Our international operations subject us to significant challenges, uncertainties, and risks, including local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in recruiting and retaining qualified employees and maintaining our company culture; fluctuations in foreign currency exchange rates; exchange control regulations; profit repatriation restrictions; potential tariffs, sanctions, fines, or other trade barriers or restrictions; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability.

Our international operations also may heighten many of the other risks described in this “Risk Factors” section. Any violations of the complex foreign and U.S. laws, rules and regulations that may apply to our international operations may result in lawsuits, enforcement actions, criminal actions, or sanctions against us and, our directors, officers, and employees; prohibit or require us to change our business practices; and damage our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks are inherent in our international operations, may increase our costs of doing business internationally, and could materially and adversely affect our business.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), higher unemployment, high consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results.

If our reputation or our brands are damaged, our business and operating results may be harmed.

Our reputation and brands are globally recognized, important to our business, and affect our ability to attract and retain our customers. There are numerous ways our reputation or brands could be damaged. We may experience scrutiny or backlash from customers, partners, employees, government entities, media, advocacy groups, and other influencers or stakeholders that disagree with, among other things, our product offering decisions or public policy positions. Damage to our reputation or our brands may result from, among other things, new features, products, services, operational efforts, or terms of service (or changes to the same), or our decisions regarding user privacy, data practices, or information security. The proliferation of social media may increase and compound the likelihood, speed, magnitude, and unpredictability of negative brand events. If our brands or reputation are damaged, our business and operating results may be adversely impacted.

Brexit: The U.K.’s departure from the EU could harm our business, financial condition, and results of operations.

Following the departure of the U.K. from the EU and the EEA on January 31, 2020 (commonly referred to as “Brexit”) and the expiration of the transition period on December 31, 2020, there continues to be uncertainty over the practical consequences of Brexit, including the potential for greater restrictions on the supply and availability of goods and services between the U.K. and EEA region, and a general deterioration in consumer sentiment and credit conditions leading to overall negative economic growth and increased risk of merchant default.

The consequences of Brexit have brought legal uncertainty and increased complexity for financial services firms, which could continue as national laws and regulations in the U.K. differ from EU laws and regulations and additional authorization requirements come into effect. These developments have led and could lead in the future to additional regulatory costs and challenges for us. Specifically, PayPal (Europe) currently operates in the U.K. within the scope of its passport permissions (as they existed at the end of the transition period) pursuant to the Temporary Permissions Regime pending the grant of new authorizations by the U.K. financial regulators. If we are unable to obtain the required authorizations before the expiry of the longstop dates set by the U.K. regulators under the Temporary Permissions Regime, our European operations could lose their ability to offer services within the U.K. market, or into the U.K. market on a cross-border basis. Our European operations may also be required to comply with legal and regulatory requirements in the U.K. that may be in addition to, or inconsistent with, those of the EEA, in each case, leading to increased complexity and costs.

Real or perceived inaccuracies in our key metrics may harm our reputation and negatively affect our business.

Our key metrics are calculated using internal company data based on the activity we measure on our payments platform and compiled from multiple systems, including systems that are internally developed or acquired through business combinations. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics globally at scale. The methodologies used to calculate our key metrics require judgment.

We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve the accuracy or relevance of our metrics. For example, we continuously apply models, processes and practices designed to detect and prevent fraudulent account creation on our platforms, and work to improve and enhance those capabilities. When we detect a significant volume of illegitimate activity, we generally remove the activity identified from our key metrics. Although such adjustments may impact key metrics reported in prior periods, we generally do not update previously reported key metrics to reflect these subsequent adjustments unless the retrospective impact of process improvements or enhancements is determined by management to be material. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors, analysts, or customers do not consider our reported measures to be sufficient or to accurately reflect our business, we may receive negative publicity, our reputation may be harmed, and our business may be adversely impacted.

Environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Customers, investors, employees and other stakeholders are increasingly focused on ESG practices, including with respect to global talent, cybersecurity, data privacy and protection and climate change. If we do not adapt to and comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet rapidly evolving investor, industry or stakeholder expectations and standards, our reputation may be harmed, customers may choose to refrain from using our products and services, and our business or financial condition may be adversely affected. Further, we may experience additional scrutiny or backlash from customers, partners, media, government entities, and other stakeholders that disagree if they perceive PayPal to not have responded appropriately with respect to ESG matters.

We specifically recognize the inherent physical climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, California, where our headquarters are located, has historically experienced, and is projected to continue to experience, climate-related events more frequently, including drought, water scarcity, flooding, heat waves, wildfires and resultant air quality impacts, and power shutoffs associated with wildfire prevention. These extreme weather conditions may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition. In addition, current and emerging legal and regulatory requirements with respect to climate change (e.g., carbon pricing) and other aspects of ESG (e.g., disclosure requirements) may result in increased compliance requirements on our business and supply chain, which may increase our operating costs and cause disruptions in our operations.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. As part of our foreign currency hedging activities, we regularly enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and other financial institutions are also lenders under our credit facilities. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

There are risks associated with our indebtedness.

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including the need to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the funds available for other purposes, including capital expenditures, acquisitions, strategic investments, and share repurchases; the reduction of our flexibility in planning for or reacting to changes in our business, competitive pressures and market conditions; and limits on our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, share repurchases, or other general corporate purposes.

Our revolving credit facilities and the indentures for our senior unsecured notes pursuant to which certain of our outstanding debt securities were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. If we fail to pay amounts due under a debt instrument or breach any of its covenants, the lenders or noteholders would typically have the right to demand immediate repayment of all borrowings thereunder (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of our indebtedness. Any of these events could materially adversely affect our liquidity and financial condition.

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

Changes in tax laws, exposure to unanticipated additional tax liabilities, or implementation of reporting or record-keeping obligations could have a material adverse effect on our business.

An increasing number of U.S. states, the U.S. federal government, and governments of foreign jurisdictions, such as the EU Commission, as well as international organizations, such as the Organization for Economic Co-operation and Development, are focused on tax reform and other legislative or regulatory action to increase tax revenue. For example, various countries have proposed or enacted digital services taxes. These actions may materially affect our effective tax rate.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations for which the ultimate tax determination is uncertain. We are currently undergoing a number of investigations, audits, and reviews by tax authorities in multiple U.S. and foreign tax jurisdictions. Any adverse outcome of any such audit or review could result in unforeseen tax-related liabilities that differ from the amounts recorded in our financial statements, which may, individually or in the aggregate, materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

Competition for key and other highly skilled personnel is intense, especially for executive talent, software engineers, and other technology talent. We may be limited in our ability to recruit or hire internationally, including due to restrictive laws or policies on immigration, travel, or availability of visas for skilled workers. The loss of the services of any of our key personnel, or our inability to attract, hire, develop, motivate and retain key and other highly qualified and diverse talent, whether in a remote or in-office environment, or protect the safety, health and productivity of our workforce could harm our overall business and results of operations.

We are subject to risks associated with information disseminated through our products and services.

We may be subject to claims relating to information disseminated through our online services, including claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services, among other things. We invest in measures intended to detect and block activities that may occur on our payments platform in violation of our policies and applicable laws. These measures require continuous improvement and may not be sufficiently effective in detecting and preventing the exchange of information in violation of our policies and applicable laws. If these measures are not sufficiently effective, our business could be negatively impacted. If the laws or regulations that provide protections for online dissemination of information are invalidated or are modified to reduce protections available to us and we become liable for information provided by our customers and carried on our products and services, we could be directly harmed and we may be forced to implement new measures to reduce our exposure, including expending substantial resources or discontinuing certain product or service offerings, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the United States (“U.S.”) and other countries around the world. We use these properties for executive and administrative offices, customer services and operations centers, product development offices, warehouses, and data centers. As of December 31, 2022, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.0	0.1	1.1
Leased facilities	2.2	2.0	4.2
Total facilities	3.2	2.1	5.3
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

As of February 3, 2023, there were 4,123 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2022 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of September 30, 2022				$16,871
October 1, 2022 through October 31, 2022	8.2	$85.81	8.2	16,167
November 1, 2022 through November 30, 2022	3.6	$85.42	3.6	15,861
December 1, 2022 through December 31, 2022	—	$—	—	15,861
Balance as of December 31, 2022	11.8		11.8	$15,861
(1) Average price paid per share for open market purchases includes broker commissions.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” "continue," “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the audited consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2022 results as compared to 2021 results. For a discussion of 2021 results as compared to 2020 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2021 filed with the SEC on February 3, 2022.

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

Regulatory environment

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, continue to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

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

RUSSIA AND UKRAINE CONFLICT

With respect to the military hostilities commenced by Russia in Ukraine in February 2022, our priority is the safety and well-being of our PayPal employee community impacted by these events. We continue to take actions to comply with all applicable restrictions and sanctions that may impact our operations. In March 2022, we suspended our transactional services in Russia. We are unable to reasonably estimate the total potential financial impact that may ultimately result from this situation. In the years ended December 31, 2022 and 2021, our total net revenues related to Russia and Ukraine were not material.

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

	Year Ended December 31,
	2022	2021	2020
Net revenues generated from the U.K.	8%	9%	11%
Net revenues generated from the EU	17%	19%	19%

	December 31, 2022	December 31, 2021
Gross loans and interest receivable due from customers in the U.K.	29%	40%
Gross loans and interest receivable due from customers in the EU	28%	21%

The change in the percentage of gross loans and interest receivable due from customers in the U.K. and EU year over year was primarily attributable to expansion of our installment credit products in the EU, particularly in Germany where we have increased our product offerings.

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around the duration and severity of the coronavirus pandemic (“COVID-19”), the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,			Percent Increase/(Decrease)
	2022	2021	2020	2022	2021
	(In millions, except percentages and per share amounts)
Net revenues	$27,518	$25,371	$21,454	8%	18%
Operating expenses	23,681	21,109	18,165	12%	16%
Operating income	3,837	4,262	3,289	(10)%	30%
Operating margin	14%	17%	15%	**	**
Other income (expense), net	(471)	(163)	1,776	189%	(109)%
Income tax expense (benefit)	947	(70)	863	**	(108)%
Effective tax rate	28%	(2)%	17%	**	**
Net income (loss)	$2,419	$4,169	$4,202	(42)%	(1)%
Net income (loss) per diluted share	$2.09	$3.52	$3.54	(41)%	(1)%
Net cash provided by operating activities(1)	$5,813	$5,797	$6,219	—%	(7)%
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
** Not meaningful.

Net revenues increased $2.1 billion, or 8%, in 2022 compared to 2021 driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 9%.

Total operating expenses increased $2.6 billion, or 12%, in 2022 compared to 2021 due primarily to an increase in transaction expense, and to a lesser extent, increases in transaction and credit losses, technology and development expenses, and restructuring and other charges, partially offset by a decline in sales and marketing expenses.

Operating income decreased $425 million, or 10%, in 2022 compared to 2021 due to growth in operating expenses exceeding growth in net revenues. Our operating margin was 14% and 17% in 2022 and 2021, respectively. Operating margin for 2022 was negatively impacted primarily by increases in transaction expense and transaction and credit losses.

Net income decreased by $1.8 billion, or 42%, in 2022 as compared to 2021 due to the previously discussed decrease in operating income of $425 million, higher expense of $308 million in other income (expense), net, driven primarily by losses on strategic investments, and an increase in income tax expense of $1.0 billion primarily related to lower benefits associated with stock-based compensation deductions, and higher expense related to intra-group transfers of intellectual property.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2022, 2021, and 2020, we generated approximately 43%, 46%, and 49% of our net revenues from customers domiciled outside of the U.S., respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S., including those discussed under “Item 1A. Risk Factors.”

We calculate the year-over-year impact of foreign currency exchange movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program in which we use foreign currency exchange contracts, designated as cash flow hedges, intended to reduce the impact on earnings from foreign currency exchange rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues in the same period the forecasted transactions impact earnings.

In the years ended December 31, 2022 and 2021, the year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2022	2021
	(In millions)
(Unfavorable) favorable impact to net revenues (exclusive of hedging impact)	$(949)	$440
Hedging impact	462	(190)
(Unfavorable) favorable impact to net revenues	(487)	250
Favorable (unfavorable) impact to operating expense	492	(181)
Net favorable impact to operating income	$5	$69

While we enter into foreign currency exchange contracts to help reduce the impact on earnings from foreign currency exchange rate movements, it is impossible to predict or eliminate the total effects of this exposure.

We also use foreign currency exchange contracts, designated as net investment hedges, to reduce the foreign currency exchange risk related to our investment in certain foreign subsidiaries. Gains and losses associated with these instruments will remain in accumulated other comprehensive income (loss) until the underlying foreign subsidiaries are sold or substantially liquidated.

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

KEY METRICS AND FINANCIAL RESULTS

KEY METRICS

TPV, number of payment transactions, active accounts, and number of payment transactions per active account are key non-financial performance metrics (“key metrics”) that management uses to measure the scale of our platform and the relevance of our products and services to our customers, and are defined as follows:

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

•An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s platform or services through such third-party’s login credentials, including individuals and entities that utilize Hyperwallet’s payout capabilities. A user may register on our platform to access different products and may register more than one account to access a product. Accordingly, a user may have more than one active account. The number of active accounts provides management with additional perspective on the overall scale of our platform, but may not have a direct relationship to our operating results.

•Number of payment transactions per active account reflects the total number of payment transactions within the previous 12-month period, divided by active accounts at the end of the period. The number of payment transactions per active account provides management with insight into the average number of times an account engages in payments activity on our payments platform in a given period. The number of times a consumer account or a merchant account transacts on our platform may vary significantly from the average number of payment transactions per active account.

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

Our key metrics are calculated using internal company data based on the activity we measure on our payments platform and compiled from multiple systems, including systems that are internally developed or acquired through business combinations. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics globally at our scale. The methodologies used to calculate our key metrics require judgment.

We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve the accuracy or relevance of our metrics. For example, we continuously apply models, processes, and practices designed to detect and prevent fraudulent account creation on our platforms, and work to improve and enhance those capabilities. When we detect a significant volume of illegitimate activity, we generally remove the activity identified from our key metrics. Although such adjustments may impact key metrics reported in prior periods, we generally do not update previously reported key metrics to reflect these subsequent adjustments unless the retrospective impact of process improvements or enhancements is determined by management to be material.

NET REVENUES

Our revenues are classified into the following two categories:

•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis based on the TPV completed on our payments platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our payments platform. We earn additional fees from merchants and consumers: on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their bank account or debit card, to facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees.

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our merchants and consumers. We also earn revenues from interest and fees earned on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances.

Our revenues can be significantly impacted by a number of factors, including the following:

•The mix of merchants, products, and services;
•The mix between domestic and cross-border transactions;
•The geographic region or country in which a transaction occurs; and
•The amount of our loans receivable outstanding with merchants and consumers.

Refer to “Part I, Item 1A, Risk Factors” in this Form 10-K for further discussion on factors that may impact our revenue.

Net revenue analysis

The components of our net revenues for the years ended December 31, 2022, 2021, and 2020 were as follows (in millions):
Transaction revenues

Transaction revenues grew by $1.8 billion, or 8%, in 2022 compared to 2021 driven primarily by growth in our unbranded card processing volume, which consists primarily of our Braintree products and services, and to a lesser extent, Venmo products and services, in each case driven by growth in TPV and the number of payment transactions on our payments platform. This growth in transaction revenues was partially offset by a decline in TPV and revenue generated from our core PayPal products and services, including foreign currency exchange fees revenue, due primarily to a decrease in revenue earned on eBay’s marketplace platform. Additionally, for the year ended December 31, 2022, transaction revenues included $190 million in contractual compensation from sellers that violated our contractual terms, compared to $82 million in the year ended December 31, 2021. This contractual compensation and the year-over-year increase are predominantly attributable to activity in international markets.

The graphs below present the respective key metrics (in millions) for the years ended December 31, 2022, 2021, and 2020:
*Reflects active accounts at the end of the applicable period. Active accounts as of December 31, 2021 include 3.2 million active accounts contributed by Paidy, Inc. (“Paidy”) on the date of acquisition in October 2021.

The following table provides a summary of related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2022	2021	2020	2022	2021
Number of payment transactions per active account	51.4	45.4	40.9	13%	11%
Percent of cross-border TPV	13%	16%	17%	**	**
** Not meaningful

We had active accounts of 435 million and 426 million as of December 31, 2022 and 2021, respectively, an increase of 2%. Number of payment transactions was 22.3 billion and 19.3 billion as of December 31, 2022 and 2021, respectively, an increase of 16%. TPV was $1.36 trillion and $1.25 trillion as of December 31, 2022 and 2021, respectively, an increase of 9%.

Transaction revenues grew more slowly than TPV and the number of payment transactions in 2022 due primarily to declines in foreign currency exchange fees, TPV attributable to eBay’s marketplace (where we had historically earned higher rates), and a decline in revenues from core PayPal products and services, partially offset by a favorable impact from hedging and an increase in revenue from our Venmo products and services.

Revenues from other value added services

Revenues from other value added services increased by $343 million, or 17%, in 2022 compared to 2021 due primarily to an increase in interest earned on certain assets underlying customer account balances resulting from higher interest rates, our revenue share earned from an independent chartered financial institution (“partner institution”), and interest and fee revenue on our merchant loans receivable portfolio. Growth in revenues from other value added services in the current period was partially offset by the impact of revenue earned from the servicing of loans facilitated under the U.S. Government’s Paycheck Protection Program in 2021 of $157 million, for which revenue was de minimis in the current period.

Consumers that have outstanding loans and interest receivable due to the partner institution may experience hardships that result in losses recognized by the partner institution, which may result in a decrease in our revenue share earned in future periods. In the event the overall return on the PayPal branded credit programs funded by the partner institution does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by the partner institution does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to the partner institution, subject to certain limitations. Through December 31, 2022, the overall return on the PayPal branded credit programs funded by the partner institution exceeded the minimum return threshold.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2022, 2021, or 2020 accounted for more than 30% of annual net revenue.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2022	2021	2020	2022	2021
	(In millions, except percentages)
Transaction expense	$12,173	$10,315	$7,934	18%	30%
Transaction and credit losses	1,572	1,060	1,741	48%	(39)%
Customer support and operations	2,120	2,075	1,778	2%	17%
Sales and marketing	2,257	2,445	1,861	(8)%	31%
Technology and development	3,253	3,038	2,642	7%	15%
General and administrative	2,099	2,114	2,070	(1)%	2%
Restructuring and other charges	207	62	139	234%	(55)%
Total operating expenses	$23,681	$21,109	$18,165	12%	16%
Transaction expense rate(1)	0.90%	0.83%	0.85%	**	**
Transaction and credit loss rate(2)	0.12%	0.09%	0.19%	**	**
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

Transaction expense increased by $1.9 billion, or 18%, in 2022 compared to 2021 due primarily to an increase in TPV of 9% and unfavorable changes in product mix. The increase in transaction expense rate in 2022 compared to 2021 was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services. For the years ended December 31, 2022, 2021, and 2020, approximately 35%, 39%, and 40% of TPV, respectively, was generated outside of the U.S.

Transaction and credit losses

Transaction losses include the expense associated with our customer protection programs, fraud, and chargebacks. Credit losses include the current expected credit losses associated with our merchant and consumer loans receivable portfolio. Our transaction and credit losses fluctuate depending on many factors, including TPV, product mix, current and projected macroeconomic conditions such as unemployment rates, retail e-commerce sales and household disposable income, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchants. Estimating our current expected credit loss allowances for our loans receivable portfolios is an inherently uncertain process and the ultimate losses we incur may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the ultimate losses incurred. A deterioration in macroeconomic conditions or other factors beyond those considered in our estimates could result in credit losses that exceed our current estimated credit losses and adversely impact our future operating results.

The components of our transaction and credit losses for the years ended December 31, 2022, 2021, and 2020 were as follows (in millions):
Transaction and credit losses increased by $512 million, or 48%, in 2022 compared to 2021.

Transaction losses were approximately $1.2 billion for both 2022 and 2021, reflecting an increase of $17 million, or 1%. Transaction loss rate (transaction losses divided by TPV) was 0.09%, 0.09%, and 0.12% for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in transaction losses in 2022 was attributable to an increase in losses related to our Venmo products and services resulting from fraud schemes, an increase in goods and services transactions which are now eligible for coverage by our protection programs, and a loss related to a merchant insolvency proceeding, which was offset by recoveries attributable to enhancements in our fraud recoupment capabilities and benefits from continued risk mitigation strategies. In the second quarter of 2022, we recorded a $114 million estimated loss related to the above mentioned merchant insolvency proceeding, and in the fourth quarter of 2022, this estimated loss was reduced by approximately $75 million to account for recoveries and changes in our estimated loss reserve.

Credit losses increased by $495 million in 2022 compared to 2021. The components of credit losses for the years ended December 31, 2022, 2021, and 2020 were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Net charge-offs(1)	$267	$219	$310
Reserve build (release)(2)	135	(312)	296
Credit losses	$402	$(93)	$606
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement and, for 2020, impact of adoption of the current expected credit loss accounting standard.

The provision for the year ended December 31, 2022 was primarily attributable to loan originations during the period and a slight deterioration in the credit quality of loans outstanding. The benefit for the year ended December 31, 2021 was attributable to a reduction of our allowance for loans and interest receivable due primarily to improvements in both current and projected macroeconomic conditions at that point in time and the credit quality of loans outstanding, partially offset by an increase in the allowance due to originations. During 2022 and 2021, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions, and uncertainty around the financial health of our borrowers and effectiveness of loan modification programs made available to merchants.

The consumer loans and interest receivable balance as of December 31, 2022 and 2021 was $5.9 billion and $3.8 billion, respectively, net of participation interest sold, representing a year-over-year increase of 53% driven by the expansion of our installment credit products. Approximately 37% and 53% of our consumer loans receivable outstanding as of December 31, 2022 and 2021, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at December 31, 2022 compared to December 31, 2021 was due to overall growth in the consumer loan portfolio, particularly from installment credit products in other markets including Germany, the U.S., and Japan.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2022	2021
Percent of consumer loans and interest receivable current	97.1%	97.0%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.4%	1.5%
Net charge-off rate(2)	4.5%	4.3%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of December 31, 2022 was $2.1 billion compared to $1.4 billion as of December 31, 2021, representing a year-over-year increase of 48%. The increase in merchant loans, advances and interest and fees receivable outstanding was due primarily to growth in our PayPal Business Loan products in the U.S. Approximately 86% and 5% of our merchant receivables outstanding as of December 31, 2022 were due from merchants in the U.S. and U.K., as compared to approximately 82% and 8% as of December 31, 2021, respectively.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	December 31,
	2022	2021
Percent of merchant loans, advances, and interest and fees receivable current	90.7%	91.8%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	3.7%	3.1%
Net charge-off rate (2)	4.5%	4.7%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment. Following a reduction in originations in merchant loans and advances in 2020 due to the COVID-19 pandemic, changes to our acceptable risk parameters in 2021 and 2022 resulted in a gradual increase in originations, and thus a higher merchant receivable balance as of December 31, 2022 as compared to December 31, 2021. Modifications to the acceptable risk parameters for our consumer credit products did not have a material impact on our consumer loans in the periods presented.

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

Customer support and operations costs increased $45 million, or 2%, in 2022 compared to 2021. The increase in 2022 was primarily attributable to increases in expenses related to software that supports our consumer loan products, customer onboarding and compliance costs, other operating charges, and costs associated with the production of PayPal and Venmo branded debit and credit cards, partially offset by a decline in contractors and consulting costs.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.
Sales and marketing expenses decreased $188 million, or 8%, in 2022 compared to 2021 due primarily to lower spending on marketing campaigns compared to the prior year and declines in employee-related and consulting costs, partially offset by an increase in amortization of acquired intangibles and payments made to our channel partners.

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
Technology and development expenses increased $215 million, or 7%, in 2022 compared to 2021 due primarily to increases in employee-related expenses and cloud computing services utilized in delivering our products and services, partially offset by a decline in costs related to contractors and consultants.

General and administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive, and other support operations.
General and administrative expenses decreased $15 million, or 1%, in 2022 compared to 2021 due primarily to declines in professional services and employee-related expenses due in part to a decline in stock-based compensation expense, partially offset by an increase in costs associated with enterprise software services.

Restructuring and other charges

Restructuring and other charges primarily consist of restructuring expenses and asset impairment charges.
Restructuring and other charges increased by $145 million in 2022 compared to 2021.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. This effort focused on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the year ended December 31, 2022 were $121 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs. The strategic actions associated with this plan were substantially completed by the fourth quarter of 2022. The estimated reduction in annualized employee-related costs associated with the impacted workforce was approximately $265 million, including approximately $100 million in stock-based compensation. A portion of the reduction in annual costs associated with the impacted workforce was reinvested in the business to drive additional growth.

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. During the year ended December 31, 2021, the associated restructuring charges were $27 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the consolidated financial statements included in this Form 10-K.

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $81 million and $26 million, respectively, due to exiting certain leased properties which resulted in a reduction of right-of-use lease assets and related leasehold improvements.

Other income (expense), net

Other income (expense), net of $(471) million in 2022 increased $308 million as compared to $(163) million in 2021 due primarily to net losses and impairments on strategic investments incurred in the period compared to net gains in the prior period and, to a lesser extent, an increase in interest expense due in part to incremental expense from our May 2022 fixed rate debt, partially offset by an increase in interest income due to an increase in interest rates.

Income tax expense (benefit)

Our effective income tax rate was 28% in 2022 and (2)% in 2021. The increase in our effective income tax rate in 2022 compared to 2021 was primarily attributable to a decrease in discrete tax benefits associated with stock-based compensation deductions and an increase in tax expense related to the intra-group transfer of intellectual property. See “Note 16—Income Taxes” to the consolidated financial statements included in this Form 10-K for more information on our effective tax rate.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$13,723	$12,981
(1) Excludes assets related to funds receivable and customer accounts of $36.4 billion and $36.1 billion as of December 31, 2022 and 2021, respectively.
(2) Excludes total restricted cash of $17 million and $109 million at December 31, 2022 and 2021, respectively, and strategic investments of $2.1 billion and $3.2 billion at December 31, 2022 and 2021, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $8.6 billion at December 31, 2022 and $7.4 billion at December 31, 2021, or 62% and 57%, of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2022, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”) or the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$5,813	$5,797	$6,219
Investing activities(1)	(3,421)	(5,149)	(16,545)
Financing activities(1)	(1,110)	(557)	12,454
Effect of exchange rates on cash, cash equivalents, and restricted cash	(155)	(102)	169
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,127	$(11)	$2,297
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

The net cash generated from operating activities of $5.8 billion in 2022 was due primarily to operating income of $3.8 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.6 billion, depreciation and amortization of $1.3 billion, and stock-based compensation of $1.3 billion. Cash flows from operating activities was also impacted by changes in income taxes payable of $373 million, net losses on our strategic investments of $304 million, and an increase in other liabilities of $483 million. These changes, which favorably impacted cash generated from operations, were partially offset by actual cash transaction losses incurred during the period of $1.2 billion and changes in deferred income taxes of $811 million.

The net cash generated from operating activities of $5.8 billion in 2021 was due primarily to operating income of $4.3 billion, as well as adjustments for non-cash expenses including stock-based compensation of $1.4 billion, depreciation and amortization of $1.3 billion, and provision for transaction and credit losses of $1.1 billion. Cash flows from operating activities was also impacted by actual cash transaction losses incurred during the period of $1.2 billion, changes in deferred income taxes of $482 million, an increase in accounts receivable of $222 million, and changes in other assets and liabilities of $287 million.

The net cash generated from operating activities of $6.2 billion in 2020 was due primarily to operating income of $3.3 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.7 billion, stock-based compensation of $1.4 billion, and depreciation and amortization of $1.2 billion. Cash flows from operating activities was also impacted by net gains on our strategic investments of $1.9 billion and actual cash transaction losses incurred during the period of $1.1 billion, partially offset by increase in other liabilities of $1.0 billion.

Cash paid for income taxes, net in 2022, 2021, and 2020 was $878 million, $474 million, and $565 million, respectively.

Investing activities

Cash flows from investing activities includes purchases, maturities and sales of investments, cash paid for acquisitions and strategic investments, purchases and sales of property and equipment, purchases, originations, and principal repayment of loans receivable, changes in funds receivable, and changes in collateral posted related to derivative instruments, net.

The net cash used in investing activities of $3.4 billion in 2022 was due primarily to purchases and originations of loans receivable of $28.2 billion, purchases of investments of $20.2 billion, changes in funds receivable from customers of $2.8 billion, and purchases of property and equipment of $706 million. These cash outflows were partially offset by principal repayment of loans receivable of $24.9 billion and maturities and sales of investments of $23.4 billion.

The net cash used in investing activities of $5.1 billion in 2021 was due primarily to purchases of investments of $40.1 billion, purchases and originations of loans receivable of $13.4 billion, acquisitions (net of cash acquired) of $2.8 billion, and purchases of property and equipment of $908 million. These cash outflows were partially offset by maturities and sales of investments of $39.7 billion, principal repayment of loans receivable of $11.8 billion, changes in collateral posted related to derivative instruments, net of $336 million, and changes in funds receivable from customers of $193 million.

The net cash used in investing activities of $16.5 billion in 2020 was due primarily to purchases of investments of $41.5 billion, purchases and originations of loans receivable of $6.1 billion, acquisitions (net of cash acquired) of $3.6 billion, changes in funds receivable from customers of $1.6 billion, purchases of property and equipment of $866 million, and changes in collateral posted related to derivative instruments, net of $327 million. These cash outflows were partially offset by maturities and sales of investments of $30.9 billion, principal repayment of loans receivable of $6.4 billion and proceeds from the sale of property and equipment of $120 million.

Financing activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, changes in funds payable and amounts due to customers, and changes in collateral received related to derivative instruments, net.

The net cash used in financing activities of $1.1 billion in 2022 was due primarily to the repurchase of $4.2 billion of our common stock under our July 2018 stock repurchase program, repayments of borrowings under financing arrangements of $1.7 billion (including the repurchase and redemption of certain fixed rate notes and repayment of borrowings under a prior credit agreement, both described below under “Available credit and debt”), and tax withholdings of $336 million related to net share settlement of equity awards. These cash outflows were partially offset by borrowings under financing arrangements of $3.5 billion (including proceeds from the issuance of fixed rate debt in May 2022 and borrowings under our Paidy credit agreements) and changes in funds payable and amounts due to customers of $1.5 billion.

The net cash used in financing activities of $557 million in 2021 was due primarily to the repurchase of $3.4 billion of our common stock under our July 2018 stock repurchase program, tax withholdings of $1.0 billion related to net share settlement of equity awards, and repayments of borrowings under Paidy credit agreements of $361 million. The cash outflows were partially offset by changes in funds payable and amounts due to customers of $3.6 billion, cash proceeds from borrowings under our Paidy credit agreements of $272 million, and changes in collateral received related to derivative instruments, net of $207 million.

The net cash generated from financing activities of $12.5 billion in 2020 was due primarily to changes in funds payable and amounts due to customers of $10.6 billion and $7.0 billion of cash proceeds from the issuance of long-term debt in the form of fixed rate notes in May 2020 as well as proceeds from borrowings under our Credit Agreement (as defined below under “Available credit and debt”). These cash inflows were partially offset by repayment of outstanding borrowings under our Credit Agreement of $3.0 billion, the repurchase of $1.6 billion of our common stock under our stock repurchase programs, and tax withholdings related to net share settlement of equity awards of $521 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $155 million, a negative impact of $102 million, and a positive impact of $169 million on cash, cash equivalents, and restricted cash during 2022, 2021, and 2020, respectively, which resulted primarily from the impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar. The negative impact of foreign currency exchange on cash, cash equivalents, and restricted cash in 2022 was also attributable, to a lesser extent, to the fluctuations in the exchange rate of the U.S. dollar to the Swedish krona, Japanese yen, Indian rupee, and the Euro. The negative impact of foreign currency exchange on cash, cash equivalents, and restricted cash in 2021 was also attributable, to a lesser extent, to the fluctuations in the exchange rate of the U.S. dollar to the Euro and Swedish krona.

Available credit and debt

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion. In September 2022, the Paidy Credit Agreement was modified to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $686 million as of December 31, 2022). In the year ended December 31, 2022, ¥64.3 billion (approximately $491 million) was drawn down under the Paidy Credit Agreement. Accordingly, at December 31, 2022, ¥25.7 billion (approximately $195 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a secured revolving credit facility of approximately ¥22.8 billion (approximately $198 million at the time of acquisition). In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid outstanding borrowings.

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of December 31, 2022, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of December 31, 2022, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

In May 2022, May 2020 and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $12.0 billion (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. In May 2022, we used a portion of the proceeds from that debt issuance to repurchase and redeem $1.6 billion in notes from our prior debt issuances in September 2019 and May 2020. As of December 31, 2022, we had $10.4 billion in fixed rate debt outstanding with varying maturity dates.

For additional information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase programs, or reduce our cost of capital.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2022, we had a total of $1.7 billion in cash withdrawals offsetting our $1.7 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of December 31, 2022, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.S. credit activities. In August 2022, the CSSF approved PayPal’s management designating up to 50% of such balances to fund our credit activities through the end of February 2023. During 2022, an additional $1.1 billion was approved to fund our credit activities. As of December 31, 2022, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.8 billion and represented approximately 37% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rate ranged between 0.09% and 0.12% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the year ended December 31, 2022, we repurchased approximately $4.2 billion of our common stock in the open market under our stock repurchase program authorized in July 2018. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. As of December 31, 2022, a total of approximately $861 million and $15.0 billion remained available for future repurchases of our common stock under our July 2018 and June 2022 stock repurchase programs, respectively. For additional information, see “Note 14—Stock Repurchase Programs” to our consolidated financial statements included in this Form 10-K.

Future obligations

As of December 31, 2022 and 2021, approximately $4.9 billion and $4.1 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2022 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2023	$900	$170	$212	$739	$2,021
2024	708	157	284	1,568	2,717
2025	374	116	354	1,280	2,124
2026	329	105	—	1,522	1,956
2027	20	92	—	729	841
Thereafter	—	150	—	9,215	9,365
	$2,331	$790	$850	$15,053	$19,024

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•Purchase obligation amounts include minimum purchase commitments for cloud computing services, advertising, and capital expenditures, and other goods and services entered into in the ordinary course of business.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $1.9 billion of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2022.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

A quantitative sensitivity analysis is provided where information is reasonably available, can be reliably estimated, and provides material information to investors. The amounts used to assess sensitivity are included to allow users of this report to understand a general directional cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and such estimates require regular review and adjustment.

ALLOWANCE FOR TRANSACTION AND CREDIT LOSSES

Transaction and credit losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and credit losses fluctuate depending on many factors, including: total TPV, product mix, current and projected macroeconomic conditions, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include revolving and installment credit products offered to consumers at checkout, and merchant loans and advances arising from the PayPal Working Capital and PayPal Business Loan products.

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, purchase protection program claims, account takeovers, and Automated Clearing House returns. Additions to the allowance, in the form of provisions, are reflected in transaction and credit losses on our consolidated statements of income (loss). The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving collection and write-off patterns, and the mix of transaction and loss types, as well as current and projected macroeconomic factors, as appropriate.

We also establish an allowance for loans and interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivable. This evaluation process is subject to numerous estimates and judgments. The allowance is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. The loss models incorporate various portfolio attributes including geographic region, first borrowing versus repeat borrowing, delinquency, loan term, internally developed risk ratings, credit rating, and vintage, which vary by portfolio. The loss models also incorporate macroeconomic factors such as forecasted trends in unemployment, retail e-commerce sales, and household disposable income (and through the second quarter of 2022, benchmark credit card charge-off rates), which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our merchant and consumer receivables. Our consumer receivables consist of revolving products, which do not have a contractual term, and installment products. The reasonable and supportable forecast period for revolving products, installment products, and merchant products that we have included in our projected loss rates for 2022, which approximates the estimated life of the loans, is approximately 2 years, approximately 7 months to 3.5 years, and approximately 2.5 to 3.5 years, respectively. In 2021, the reasonable and supportable forecast periods were consistent with 2022 except for installment products, which had an estimated life of 7 months to 2.5 years. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. As of December 31, 2022, we utilized externally published projections of the U.S. and U.K. forecasted unemployment rates, forecasted U.S. retail e-commerce sales, and forecasted U.K. household disposable income, among others, over the reasonable and supportable forecast period. As of December 31, 2021, we utilized externally published projections of the U.S. and U.K. forecasted unemployment rates over the reasonable and supportable forecast period. The overall principal and interest coverage ratio as of December 31, 2022 and 2021 was approximately 7% and 9%, respectively. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. Our allowance as of December 31, 2022 took into account uncertainty with respect to macroeconomic conditions, and uncertainty around the financial health of our borrowers and effectiveness of loan modification programs made available to merchants. Our allowance as of December 31, 2021 took into account continued volatility with respect to macroeconomic conditions and uncertainty around the financial health of our merchant borrowers, including uncertainty around the effectiveness of loan modification programs made available to merchants. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $80 million based on the loans and interest receivable balance outstanding as of December 31, 2022.

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

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes are adequate. We adjust these reserves, as well as the related interest and penalties, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Based on our results for the year ended December 31, 2022, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $34 million.

LOSS CONTINGENCIES

We are currently involved in various claims, regulatory and legal proceedings, and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes.

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

VALUATION OF GOODWILL AND INTANGIBLES

The valuation of assets acquired in a business combination requires the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

EVALUATION OF STRATEGIC INVESTMENTS FOR IMPAIRMENT

We have strategic investments in non-marketable equity securities, which include investments that do not have a readily determinable fair value and are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the Measurement Alternative). We review these investments regularly to determine if impairment has occurred. We assess whether an impairment loss on these non-marketable equity securities, which are primarily investments in privately held companies, has occurred based on qualitative factors such as the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the company. When indicators of impairment exist, we estimate the fair value of these non-marketable equity securities using the market approach and/or the income approach. If any impairment is identified, we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income (loss). Estimating fair value requires judgment and use of estimates such as discount rates, forecasted cash flows, and market data of comparable companies, among others.

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

As of December 31, 2022 and 2021, approximately 57% and 40%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $161 million and $272 million at December 31, 2022 and 2021, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of December 31, 2022 and 2021, we had $10.4 billion and $9.0 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of December 31, 2022 and 2021, we also had revolving credit facilities of approximately $5.7 billion and $5.2 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2022 and 2021, we had ¥64.3 billion (approximately $491 million) and ¥11.3 billion (approximately $98 million), respectively, outstanding under these credit facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included in this Form 10-K.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, which subject us to foreign currency exchange rate risk and may adversely impact our financial results. We transact in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign currency exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

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

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings and our investment in foreign subsidiaries from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow hedges of forecasted revenues denominated in foreign currencies and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of AOCI. Cash flow hedges are subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with net investment hedges will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.

If the U.S. dollar weakened by a hypothetical 10% at December 31, 2022 and 2021, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $710 million and $512 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $173 million and $196 million at December 31, 2022 and 2021, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of December 31, 2022 would have positively impacted income before income taxes by approximately $144 million, resulting in a net negative impact of approximately $29 million. Foreign currency exchange contracts in place as of December 31, 2021 would have positively impacted income before income taxes by approximately $203 million, resulting in a net positive impact of approximately $7 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of December 31, 2022 and 2021, our strategic investments totaled $2.1 billion and $3.2 billion which represented approximately 14% and 20% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of December 31, 2022, which could be experienced in the near term, would have resulted in an incremental decrease of approximately $215 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investee.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2022, 2021, and 2020 and accompanying notes listed in Part IV, Item 15(a)(1) of this Form 10‑K are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	59
Consolidated Balance Sheets	61
Consolidated Statements of Income (Loss)	62
Consolidated Statements of Comprehensive Income (Loss)	63
Consolidated Statements of Stockholders’ Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	67

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	121
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K	122
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial instruments in 2020.

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

Allowance for Loans Receivable

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2022, the Company recorded total loans and interest receivable of $7,431 million, net of an allowance of $598 million. The allowance for loans receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. The loss models incorporate various portfolio attributes, as well as macroeconomic factors such as forecasted trends in unemployment, retail e-commerce sales, and household disposable income. The forecasted macroeconomic factors are sourced externally, using a single scenario to reflect the economic conditions applicable to a particular period. Management also includes qualitative adjustments that incorporate incremental information not captured in the expected credit loss models.

The principal considerations for our determination that performing procedures relating to the allowance for loans receivable is a critical audit matter are (i) the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to certain models which apply macroeconomic forecasts to estimate expected credit losses; and (ii) the audit effort involved in the use of professionals with specialized skill and knowledge.

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
February 9, 2023

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,776	$5,197
Short-term investments	3,092	4,303
Accounts receivable, net	963	800
Loans and interest receivable, net of allowances of $598 and $491 as of December 31, 2022 and 2021, respectively	7,431	4,846
Funds receivable and customer accounts	36,357	36,141
Prepaid expenses and other current assets	1,898	1,287
Total current assets	57,517	52,574
Long-term investments	5,018	6,797
Property and equipment, net	1,730	1,909
Goodwill	11,209	11,454
Intangible assets, net	788	1,332
Other assets	2,455	1,737
Total assets	$78,717	$75,803
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126	$197
Funds payable and amounts due to customers	40,107	38,841
Accrued expenses and other current liabilities	4,055	3,755
Income taxes payable	813	236
Total current liabilities	45,101	43,029
Deferred tax liability and other long-term liabilities	2,925	2,998
Long-term debt	10,417	8,049
Total liabilities	58,443	54,076
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,136 and 1,168 shares outstanding as of December 31, 2022 and 2021, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 173 and 132 shares as of December 31, 2022 and 2021, respectively	(16,079)	(11,880)
Additional paid-in-capital	18,327	17,208
Retained earnings	18,954	16,535
Accumulated other comprehensive income (loss)	(928)	(136)
Total equity	20,274	21,727
Total liabilities and equity	$78,717	$75,803
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In millions, except for per share amounts)
Net revenues	$27,518	$25,371	$21,454
Operating expenses:
Transaction expense	12,173	10,315	7,934
Transaction and credit losses	1,572	1,060	1,741
Customer support and operations	2,120	2,075	1,778
Sales and marketing	2,257	2,445	1,861
Technology and development	3,253	3,038	2,642
General and administrative	2,099	2,114	2,070
Restructuring and other charges	207	62	139
Total operating expenses	23,681	21,109	18,165
Operating income	3,837	4,262	3,289
Other income (expense), net	(471)	(163)	1,776
Income before income taxes	3,366	4,099	5,065
Income tax expense (benefit)	947	(70)	863
Net income (loss)	$2,419	$4,169	$4,202

Net income (loss) per share:
Basic	$2.10	$3.55	$3.58
Diluted	$2.09	$3.52	$3.54

Weighted average shares:
Basic	1,154	1,174	1,173
Diluted	1,158	1,186	1,187
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income (loss)	$2,419	$4,169	$4,202
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(305)	(72)	(48)
Net investment hedges CTA (losses) gains, net	(25)	—	55
Tax benefit on net investment hedges CTA losses, net	6	—	—
Unrealized (losses) gains on cash flow hedges, net	(88)	522	(329)
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	4	(26)	4
Unrealized (losses) gains on investments, net	(504)	(98)	9
Tax benefit (expense) on unrealized (losses) gains on investments, net	120	22	(2)
Other comprehensive income (loss), net of tax	(792)	348	(311)
Comprehensive income (loss)	$1,627	$4,517	$3,891
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
Balances at December 31, 2019	1,173	$(6,872)	$15,588	$(173)	$8,342	$44	$16,929
Adoption of current expected credit loss standard	—	—	—	—	(178)	—	(178)
Net income	—	—	—	—	4,202	—	4,202
Foreign CTA	—	—	—	(48)	—	—	(48)
Net investment hedge CTA gain	—	—	—	55	—	—	55
Unrealized losses on cash flow hedges, net	—	—	—	(329)	—	—	(329)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	—	4
Unrealized gains on investments, net	—	—	—	9	—	—	9
Tax expense on unrealized gains on investments, net	—	—	—	(2)	—	—	(2)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	11	—	(365)	—	—	—	(365)
Common stock repurchased	(12)	(1,635)	—	—	—	—	(1,635)
Stock-based compensation	—	—	1,421	—	—	—	1,421
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	4,169	—	4,169
Foreign CTA	—	—	—	(72)	—	—	(72)
Unrealized gains on cash flow hedges, net	—	—	—	522	—	—	522
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(26)	—	—	(26)
Unrealized losses on investments, net	—	—	—	(98)	—	—	(98)
Tax benefit on unrealized losses on investments, net	—	—	—	22	—	—	22
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	11	—	(881)	—	—	—	(881)
Common stock repurchased	(15)	(3,373)	—	—	—	—	(3,373)
Stock-based compensation	—	—	1,445	—	—	—	1,445
Change in noncontrolling interest	—	—	—	—	—	(44)	(44)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$—	$21,727
Net income	—	—	—	—	2,419	—	2,419
Foreign CTA	—	—	—	(305)	—	—	(305)
Net investment hedge CTA losses, net	—	—	—	(25)	—	—	(25)
Tax benefit on net investment hedges CTA losses, net	—	—	—	6	—	—	6
Unrealized losses on cash flow hedges, net	—	—	—	(88)	—	—	(88)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	—	4
Unrealized losses on investments, net	—	—	—	(504)	—	—	(504)
Tax benefit on unrealized losses on investments, net	—	—	—	120	—	—	120
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(195)	—	—	—	(195)
Common stock repurchased	(41)	(4,199)	—	—	—	—	(4,199)
Stock-based compensation	—	—	1,313	—	—	—	1,313
Other	—	—	1	—	—	—	1
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$—	$20,274
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,419	$4,169	$4,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,572	1,060	1,741
Depreciation and amortization	1,317	1,265	1,189
Stock-based compensation	1,261	1,376	1,376
Deferred income taxes	(811)	(482)	165
Net (gains) losses on strategic investments	304	(46)	(1,914)
Other	205	100	47
Changes in assets and liabilities:
Accounts receivable	(163)	(222)	(100)
Transaction loss allowance for cash losses, net	(1,230)	(1,178)	(1,120)
Other current assets and non-current assets	118	(486)	(171)
Accounts payable	(35)	(31)	(4)
Income taxes payable	373	73	(230)
Other current liabilities and non-current liabilities	483	199	1,038
Net cash provided by operating activities	5,813	5,797	6,219
Cash flows from investing activities:
Purchases of property and equipment	(706)	(908)	(866)
Proceeds from sales of property and equipment	5	5	120
Purchases and originations of loans receivable	(28,170)	(13,420)	(6,098)
Principal repayment of loans receivable	24,903	11,826	6,392
Purchases of investments	(20,219)	(40,116)	(41,513)
Maturities and sales of investments	23,411	39,698	30,908
Acquisitions, net of cash and restricted cash acquired	—	(2,763)	(3,609)
Funds receivable	(2,813)	193	(1,552)
Collateral posted related to derivative instruments, net	(19)	336	(327)
Other investing activities	187	—	—
Net cash used in investing activities	(3,421)	(5,149)	(16,545)
Cash flows from financing activities:
Proceeds from issuance of common stock	143	162	137
Purchases of treasury stock	(4,199)	(3,373)	(1,635)
Tax withholdings related to net share settlements of equity awards	(336)	(1,036)	(521)
Borrowings under financing arrangements	3,475	272	6,966
Repayments under financing arrangements	(1,686)	(361)	(3,000)
Funds payable and amounts due to customers	1,498	3,572	10,597
Collateral received related to derivative instruments, net	(6)	207	(38)
Other financing activities	1	—	(52)
Net cash (used in) provided by financing activities	(1,110)	(557)	12,454
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(155)	(102)	169
Net change in cash, cash equivalents, and restricted cash	1,127	(11)	2,297
Cash, cash equivalents, and restricted cash at beginning of period	18,029	18,040	15,743
Cash, cash equivalents, and restricted cash at end of period	$19,156	$18,029	$18,040

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Supplemental cash flow disclosures:
Cash paid for interest	$280	$231	$190
Cash paid for income taxes, net	$878	$474	$565

The table below reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$7,776	$5,197	$4,794
Short-term and long-term investments	17	109	24
Funds receivable and customer accounts	11,363	12,723	13,222
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$19,156	$18,029	$18,040
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

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, continue to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The accompanying consolidated financial statements include the financial statements of PayPal and our wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest reported in a prior period was a component of equity on our consolidated balance sheets and represented the equity interests not owned by PayPal, and was recorded for consolidated entities we controlled and of which we owned less than 100%. Noncontrolling interest was not presented separately on our consolidated statements of income (loss) as the amount was de minimis.
Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our consolidated statements of income (loss). Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our consolidated statements of income (loss). Our investment balance is included in long-term investments on our consolidated balance sheets.
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation.
As of December 31, 2021, we had consolidated two VIEs that provided financing for and held loans receivable of Paidy, Inc. (“Paidy”). We were the primary beneficiary of the VIEs as we performed the servicing and collection for the loans receivable, which were the activities that most significantly impacted the VIE’s economic performance, and we had the obligation to absorb the losses and/or the right to receive the benefits of the VIE that could potentially be significant to these entities. The financial results of these VIEs were included in our consolidated financial statements. As of December 31, 2021, the carrying value of the assets and liabilities of our consolidated VIEs was included as short-term investments of $87 million, loans and interest receivable, net of $21 million, and long-term debt of $98 million. Cash of $87 million, included in short-term investments, was restricted to settle the debt obligations. In the first quarter of 2022, we terminated Paidy’s legacy debt structure and replaced it with a new credit agreement executed in February 2022. As a result, we no longer have any consolidated VIEs as of December 31, 2022. See “Note 12—Debt” for additional information.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2022 and December 31, 2021, the carrying value of our investments in nonconsolidated VIEs was $128 million and $74 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $232 million and $205 million as of December 31, 2022 and 2021, respectively.
In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for all periods presented. Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2022.

Reclassifications

Beginning with the fourth quarter of 2022, we reclassified certain cash flows related to our collateral security arrangements for derivative instruments from cash flows from operating activities to cash flows from investing activities and cash flows from financing activities within the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period presentation.

The current period presentation classifies all changes in collateral posted and collateral received related to derivative instruments on our consolidated statements of cash flows as cash flows from investing activities and cash flows from financing activities, respectively. We believe that the current period presentation provides a more meaningful representation of the nature of the cash flows and allows for greater transparency as the cash flows related to the derivatives impact operating cash flows upon settlement exclusive of the offsetting cash flows from collateral.

The following tables present the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows:

	Year Ended December 31, 2021
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$6,340	$(543)	$5,797
Investing activities(3)	(5,485)	336	(5,149)
Financing activities(4)	(764)	207	(557)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(102)	—	(102)
Net decrease in cash, cash equivalents, and restricted cash	$(11)	$—	$(11)
(1) As reported in our 2021 Form 10-K filed with the SEC on February 3, 2022.
(2) Financial statement lines impacted in operating activities were “Other current assets and non-current assets” and “Other current liabilities and non-current liabilities,” which decreased by $336 million and $207 million, respectively, to arrive at the reclassified amounts.
(3) Financial statement line impacted in investing activities was “Collateral posted related to derivative instruments, net.”
(4) Financial statement line impacted in financing activities was “Collateral received related to derivative instruments, net.”

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2020
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$5,854	$365	$6,219
Investing activities(3)	(16,218)	(327)	(16,545)
Financing activities(4)	12,492	(38)	12,454
Effect of exchange rates on cash, cash equivalents, and restricted cash	169	—	169
Net increase in cash, cash equivalents, and restricted cash	$2,297	$—	$2,297
(1) As reported in our 2021 Form 10-K filed with the SEC on February 3, 2022.
(2) Financial statement lines impacted in operating activities were “other current assets and non-current assets” and “other current liabilities and non-current liabilities,” which increased by $327 million and $38 million, respectively, to arrive at the reclassified amounts.
(3) Financial statement line impacted in investing activities was “Collateral posted related to derivative instruments, net.”
(4) Financial statement line impacted in financing activities was “Collateral received related to derivative instruments, net.”

Use of estimates

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, income taxes, loss contingencies, revenue recognition, the valuation of goodwill and intangible assets, and the valuation of strategic investments. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are comprised of primarily bank deposits, government and agency securities, and commercial paper.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our strategic investments consist of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value, as well as equity method investments. The investments that do not have readily determinable fair value are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). Non-marketable equity securities also include our investments where we have the ability to exercise significant influence, but not control, over the investee and account for these securities using the equity method of accounting. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income (loss).

We assess whether an impairment loss on our non-marketable, measurement alternative investments has occurred based on qualitative factors such as the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the company. We assess whether an other-than-temporary impairment loss on our equity method investments has occurred due to declines in fair value or other market conditions. When indicators of impairment exist, we estimate the fair value of our non-marketable equity securities using the market approach and/or the income approach. Estimating fair value requires judgment and use of estimates such as discount rates, forecasted cash flows, and market data of comparable companies, among others. If any impairment is identified for non-marketable equity securities or impairment is considered other-than-temporary for our equity method investments, we write down the investment to its fair value and record the corresponding charge through other income (expense), net in our consolidated statements of income (loss). Our available-for-sale debt securities in an unrealized loss position are written down to fair value through a charge to other income (expense), net in our consolidated statements of income (loss) if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining available-for-sale debt securities in an unrealized loss position, if we identify that the decline in fair value has resulted from credit losses, taking into consideration changes to the rating of the security by rating agencies, implied yields versus benchmark yields, and the extent to which fair value is less than amortized cost, among other factors, we estimate the present value of cash flows expected to be collected. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any portion of impairment not related to credit losses is recognized in other comprehensive income (loss).

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and consumer loans originated under our PayPal Credit and installment credit products. PayPal Credit consists of revolving credit products.

In the U.S., PPWC, PPBL, and consumer interest-bearing installment products are provided under a program agreement we have with an independent chartered financial institution (“partner institution”). The partner institution extends credit to merchants for the PPWC and PPBL products and to consumers for interest-bearing installment products and we purchase the related receivables originated by the partner institution. For our merchant finance products outside the U.S., we extend working capital advances and loans in Europe through our Luxembourg banking subsidiary, and working capital loans in Australia through an Australian subsidiary. In the U.S., we extend certain short-term, interest-free, installment loans to consumers through a U.S. subsidiary. For our international consumer credit products, we extend credit in Europe through our Luxembourg banking subsidiary, and in Australia and Japan, through local subsidiaries.

As part of our arrangement with the partner institution in the U.S., we sell back a participation interest in the pool of receivables for the PPWC, PPBL, and consumer interest-bearing installment products. The partner institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the partner institution have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In certain instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loan or advance and the related interest or fee receivable for which it is probable that, without modification, we would be unable to collect all amounts due, therefore resulting in a troubled debt restructuring (“TDR”). Refer to “Note 11—Loans and Interest Receivable” for further information related to TDRs.

Loans, advances, and interest and fees receivable are reported at their outstanding balances, net of any participation interests sold and unamortized deferred origination costs. We maintain the servicing rights for the entire pool of consumer and merchant receivables outstanding and receive a market-based service fee for servicing the assets underlying the participation interest sold.

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

Another partner institution is the exclusive issuer of the PayPal Credit consumer financing program in the U.S. We do not hold an ownership interest in the receivables generated through the program and therefore, do not record these receivables on our consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by the partner institution, which is recorded in revenues from other value added services on our consolidated statements of income (loss).

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivables. Increases to the allowance for loans receivable are reflected as a component of transaction and credit losses on our consolidated statements of income (loss). Increases to the allowance for interest and fees receivable are reflected as a reduction of net revenues on our consolidated statements of income (loss), or as a reduction of deferred revenue when interest and fees are billed at the inception of a loan or advance. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and judgments.

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020.

The allowance for merchant loans, advances, and interest and fees receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. In the third quarter of 2022, our expected credit loss models for our merchant receivables were updated. These changes did not have a material impact on our provision recorded in the year ended December 31, 2022. The merchant loss models incorporate various portfolio attributes including geographic region, first borrowing versus repeat borrowing, delinquency, internally developed risk ratings, and vintage, as well as macroeconomic factors such as forecasted trends in unemployment and retail e-commerce sales (and through the second quarter of 2022, benchmark credit card charge-off rates.) The forecasted macroeconomic factors are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. The reasonable and supportable forecast period for merchant products that we have included in our projected loss rates for 2022 and 2021, which approximates the estimated life of the loans, is approximately 2.5 to 3.5 years. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The allowance for consumer loans and interest receivable is primarily based on expectations of credit losses based on historical lifetime loss data. The allowance for loans and interest receivable for our revolving credit product also incorporates macroeconomic forecasts applied to the portfolio. The consumer loss models incorporate various portfolio attributes including geographic region, loan term, delinquency, credit rating, vintage, and for the revolving credit portfolio macroeconomic factors such as forecasted trends in unemployment and household disposable income. The forecasted macroeconomic factors are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. The reasonable and supportable forecast period for revolving products and installment products that we have included in our projected loss rates for 2022, which approximates the estimated life of the loans, is approximately 2 years and approximately 7 months to 3.5 years, respectively. In 2021, the reasonable and supportable forecast periods were consistent with 2022 except for installment products, which had an estimated life of 7 months to 2.5 years. Projected loss rates, inclusive of historical loss data and, for the revolving credit portfolio macroeconomic factors, are derived based on and applied to the principal amount of our consumer receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses, such as expectations of macroeconomic conditions not captured in the loss models for our installment products. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

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

Under applicable accounting standards, we are an agent when facilitating cryptocurrency transactions on behalf of our customers. Cryptocurrencies held on behalf of our customers are not PayPal’s assets and therefore, are not reflected as cryptocurrency assets on our consolidated balance sheets; however, we recognize a crypto asset safeguarding liability with a corresponding safeguarding asset to reflect our obligation to safeguard the cryptocurrencies held on behalf of our customers.

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.S. credit activities. In August 2022, the CSSF approved PayPal’s management designating up to 50% of such balances to fund our credit activities through the end of February 2023. During the year ended December 31, 2022, an additional $1.1 billion was approved to fund our credit activities. As of December 31, 2022, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.8 billion and represented approximately 37% of European customer balances made available for our corporate use at that date as determined by applying financial regulations maintained by the CSSF. At the time PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We identify these customer accounts separately from corporate funds and maintain them in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. Customer balances deposited with our partners on a short-term basis in advance of customer transactions and used to fulfill our direct obligation under amounts due to customers are classified as cash and cash equivalents within our customer accounts classification on our consolidated balance sheets. See “Note 8—Funds Receivable and Customer Accounts and Investments” for additional information related to customer accounts.

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

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our payments platform, are capitalized and amortized generally over an estimated useful life of three years and are recorded as amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. We capitalized $511 million and $462 million of internally developed software and website development costs for the years ended December 31, 2022 and 2021, respectively. Amortization expense for these capitalized costs was $426 million, $366 million, and $322 million for the years ended December 31, 2022, 2021, and 2020, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Goodwill and intangible assets

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2022 and 2021. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2022, we determined that no events occurred, or circumstances changed from August 31, 2022 through December 31, 2022 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets consist of acquired customer list and user base intangible assets, marketing related intangibles, developed technology, and other intangible assets. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to seven years. No significant residual value is estimated for intangible assets.

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted cash flow the asset is expected to generate.

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, purchase protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date, including those which we have not yet identified. The allowance is monitored regularly and is updated based on actual loss data. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our consolidated statements of income (loss). The allowance for transaction losses is included in accrued expenses and other current liabilities on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for Automated Clearing House returns, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agencies. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as applicable. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our consolidated statements of income (loss).

Derivative instruments

See “Note 10—Derivative Instruments” for information related to the derivative instruments.

Fair value measurements

We measure certain financial assets and liabilities at fair value on a recurring basis and certain financial and non-financial assets and liabilities at fair value on a non-recurring basis when a change in fair value or impairment is evidenced. Fair value is defined as the price received to sell an asset or paid to transfer a liability in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is estimated by maximizing the use of observable inputs and minimizing the use of unobservable inputs. The categorization within the following three-level fair value hierarchy for our recurring and non-recurring fair value measurements is based upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 - Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be market-corroborated.
•Level 3 - Unobservable inputs that cannot be directly corroborated by observable market data and that typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
See “Note 9—Fair Value Measurement of Assets and Liabilities” for additional information related to our fair value measurements.

Crypto asset safeguarding liability and corresponding safeguarding asset

See “Note 7—Other Financial Statement Details” for information related to our crypto asset safeguarding liability and corresponding safeguarding asset.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Concentrations of risk

Our cash, cash equivalents, short-term investments, accounts receivable, loans and interest receivable, net, funds receivable and customer accounts, long-term investments, and long-term notes receivable, are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. We have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from merchant and consumer financing activities for customers located in the U.S. and internationally. Our long-term notes receivable is derived from deferred proceeds associated with the sale of our U.S. consumer credit receivables portfolio to a partner institution in 2018. As of December 31, 2022 and 2021, one customer accounted for 20% and 25% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2022 and 2021. At December 31, 2022 and 2021, one partner institution accounted for our long-term notes receivable balance, which represented 18% and 22% of other assets, respectively. During the years ended December 31, 2022, 2021, and 2020, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2022, 2021, and 2020, we earned approximately 2%, 6%, and 13% of revenue, respectively, from customers on eBay’s Marketplaces platform. No other source of revenue represented more than 10% of our revenue.

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $518 million, $740 million, and $654 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (“Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

We determine compensation expense associated with restricted stock units, performance based restricted stock units, and restricted stock awards based on the estimated fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Foreign currency

Many of our foreign subsidiaries have designated the local currency of their respective countries as their functional currency. Assets and liabilities of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in our consolidated statements of income (loss).

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

Other income (expense), net

Other income (expense), net includes: (i) interest income, which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments, (ii) interest expense, which consists of interest expense, fees, and amortization of debt discount on our long-term debt (including current portion) and credit facilities, (iii) realized and unrealized gains (losses) on strategic investments, which includes changes in fair value related to our marketable equity securities and observable price changes and impairments on our non-marketable equity securities, and (iv) other, which primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, and fair value changes on the derivative contracts not designated as hedging instruments.

Recent accounting guidance

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables due from borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The amended guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied prospectively, except for the recognition and measurement of TDRs, which can be applied on a modified retrospective basis. We have concluded that our financial statements were not materially impacted upon adoption. We adopted this guidance effective January 1, 2023 on a prospective basis and will provide additional disclosures as required.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recently adopted accounting guidance

In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides guidance for an entity to consider when it has obligations to safeguard customers’ crypto assets, whether directly or through an agent or another third party acting on its behalf. The interpretive guidance requires a reporting entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding safeguarding asset. The crypto asset safeguarding liability and the corresponding safeguarding asset will be measured at the fair value of the crypto assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events. SAB 121 also requires disclosures related to the entity’s safeguarding obligations for crypto assets held for its platform users. SAB 121 was effective in the first interim or annual financial statements ending after June 15, 2022 with retrospective application as of the beginning of the fiscal year. We adopted this guidance for the quarter ended June 30, 2022 with retrospective application as of January 1, 2022. As of June 30, 2022, we recorded $596 million for both the crypto asset safeguarding liability and corresponding safeguarding asset, which were classified as accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, on our condensed consolidated balance sheet. For additional information, see “Note 7—Other Financial Statement Details.”

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these new accounting pronouncements have had, or will have, a material impact on our consolidated financial statements or disclosures.

NOTE 2—REVENUE

We enable our customers to send and receive payments. We earn revenue primarily by completing payment transactions for our customers on our payments platform and from other value added services. Our revenues are classified into two categories: transaction revenues and revenues from other value added services.

TRANSACTION REVENUES

We earn transaction revenues primarily from fees paid by our customers to receive payments on our platform. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. We estimate the amount of fee refunds that will be processed each quarter and record a provision against our transaction revenues. The volume of activity processed on our payments platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”). We earn additional fees from merchants and consumers on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their bank account or debit card, to facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees. Our transaction revenues are also reduced by certain incentives provided to our customers.

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

To promote engagement and acquire new users on our platform, we may provide incentives to merchants and consumers in various forms including discounts on fees, rebates, rewards, and coupons. Evaluating whether an incentive is a payment to a customer requires judgment. Incentives that are determined to be consideration payable to a customer or paid on behalf of a customer are recognized as a reduction of revenue. Certain incentives paid to users that are not our customers are classified as sales and marketing expense.

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

REVENUES FROM OTHER VALUE ADDED SERVICES

We earn revenues from other value added services, which are comprised primarily of revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services that we provide to our merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. Revenue earned from other value added services is recorded on a net basis when we are considered the agent with respect to processing transactions.

We also earn revenues from interest and fees earned on our portfolio of loans receivable and interest earned on certain assets underlying customer balances. Interest and fees earned on the portfolio of loans receivable are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.

DISAGGREGATION OF REVENUE

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who regularly reviews our operating results on a consolidated basis. We operate as one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and types of revenue categories (transaction revenues and revenues from other value added services). Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially the same.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Primary geographical markets
U.S.	$15,807	$13,712	$11,013
United Kingdom (“U.K.”)	2,071	2,340	2,340
Other countries(1)	9,640	9,319	8,101
Total net revenues(2)	$27,518	$25,371	$21,454

Revenue category
Transaction revenues	$25,206	$23,402	$19,918
Revenues from other value added services	2,312	1,969	1,536
Total net revenues(2)	$27,518	$25,371	$21,454
(1) No single country included in the other countries category generated more than 10% of total revenue.
(2) Total net revenues include $1.3 billion, $425 million, and $597 million for the years ended December 31, 2022, 2021, and 2020, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

Net revenues are attributed to the country in which the party paying our PayPal fee is located.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$2,419	$4,169	$4,202
Denominator:
Weighted average shares of common stock—basic	1,154	1,174	1,173
Dilutive effect of equity incentive awards	4	12	14
Weighted average shares of common stock—diluted	1,158	1,186	1,187
Net income (loss) per share:
Basic	$2.10	$3.55	$3.58
Diluted	$2.09	$3.52	$3.54
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	13	2	1

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in 2022.

ACQUISITIONS COMPLETED IN 2021

During the year ended December 31, 2021, we completed five acquisitions reflecting 100% of the equity interests of the acquired companies, for an aggregate purchase price of $3.1 billion.

Paidy

We completed the acquisition of Paidy in October 2021 by acquiring all outstanding shares for total consideration of approximately $2.7 billion, consisting of approximately $2.6 billion in cash and approximately $161 million in assumed restricted stock and restricted stock units, subject to vesting conditions. Paidy is a two-sided payments platform that primarily provides buy now, pay later solutions (installment credit offerings) in Japan. With the acquisition of Paidy, we expanded our capabilities and relevance in Japan.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other acquisitions

In 2021, we completed four other acquisitions accounted for as business combinations. The total purchase price for these acquisitions was $542 million, consisting primarily of cash consideration. The allocation of purchase consideration resulted in approximately $90 million of technology, customer, and marketing-related intangible assets with estimated useful lives ranging from approximately one to seven years, net assets of $17 million, and goodwill of approximately $435 million attributable to the workforce of the acquired companies and the synergies expected to arise from these acquisitions, including the integration of the acquired technology with our existing product offerings. Goodwill was not considered deductible for income tax purposes.

ACQUISITIONS COMPLETED IN 2020

During the year ended December 31, 2020, we completed one acquisition reflecting 100% of the equity interests of the acquired company, for a purchase price of $3.6 billion.

Honey Science Corporation

We completed our acquisition of Honey Science Corporation (“Honey”) in January 2020 by acquiring all outstanding shares for total consideration of approximately $4.0 billion, consisting of approximately $3.6 billion in cash and approximately $400 million in assumed restricted stock, restricted stock units, and stock options, subject to vesting conditions. Honey was acquired to enhance our value proposition by allowing us to further simplify and personalize shopping experiences for consumers while driving conversion and increasing consumer engagement and sales for merchants.

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

In connection with the acquisition, we assumed restricted stock, restricted stock units, and options with an approximate grant date fair value of $400 million, which represents post-business combination expense. The equity granted was a combination of shares issued to certain former Honey employees subject to a holdback arrangement and assumed Honey employee grants, which vest over a period of up to four years and are subject to continued employment.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
OTHER INFORMATION

Prior to acquisition, we held minority interests in certain of the companies we acquired in 2021. We remeasured these investments immediately before the completion of the respective acquisitions at a total acquisition-date fair value of $64 million, which resulted in an aggregate gain of $36 million recognized as other income (expense), net in our consolidated statements of income (loss). The acquisition-date fair value was derived using the value paid less a control premium based on market analysis performed by a third party.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the years ended December 31, 2022 and 2021:

	December 31, 2020	Goodwill Acquired	Adjustments	December 31, 2021	Goodwill Acquired	Adjustments	December 31, 2022
	(In millions)
Total goodwill	$9,135	2,355	(36)	$11,454	—	(245)	$11,209

The goodwill acquired during 2021 was attributable to the five acquisitions completed within 2021 as described in “Note 4—Business Combinations.” The adjustments to goodwill during 2022 and 2021 pertained primarily to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,664	$(1,092)	$572	7	$1,726	$(919)	$807	7
Marketing related	395	(339)	56	5	405	(315)	90	5
Developed technology	1,099	(1,048)	51	3	1,109	(822)	287	3
All other	438	(329)	109	7	454	(306)	148	7
Intangible assets, net	$3,596	$(2,808)	$788		$3,694	$(2,362)	$1,332

Amortization expense for intangible assets was $471 million, $443 million, and $451 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Expected future intangible asset amortization as of December 31, 2022 was as follows:

Fiscal years:	(In millions)
2023	$214
2024	196
2025	160
2026	103
2027	65
Thereafter	50
$788

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2022, we had no finance leases.

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Lease expense
Operating lease expense	$171	$170	$166
Sublease income	(8)	(8)	(6)
Lease expense, net	$163	$162	$160

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172	$167	$159
ROU lease assets obtained in exchange for new operating lease liabilities	$131	$124	$345
Other non-cash ROU lease asset activity	$(52)	$(21)	$(23)

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021
	(In millions, except weighted-average figures)
Operating ROU lease assets	$574	$659
Current operating lease liabilities	151	142
Operating lease liabilities	569	620
Total operating lease liabilities	$720	$762
Weighted-average remaining lease term—operating leases	5.7 years	6.1 years
Weighted-average discount rate—operating leases	3%	3%

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for our operating leases as of December 31, 2022 were as follows:

Operating Leases
Fiscal years:	(In millions)
2023	$169
2024	155
2025	114
2026	103
2027	90
Thereafter	147
Total	$778
Less: present value discount	(58)
Lease liability	$720

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. We recognize rent expense under such agreements on a straight-line basis. Rent expense for the years ended December 31, 2022, 2021, and 2020 totaled $202 million, $192 million, and $172 million, respectively.

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

In the years ended December 31, 2022, 2021 and 2020, we incurred asset impairment charges of $81 million, $26 million, and $30 million, respectively, within restructuring and other charges on our consolidated statements of income (loss). The impairments included a reduction to our ROU lease assets in the amount of $52 million, $21 million, and $23 million, respectively, which were attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased.

As of December 31, 2022, we entered into an additional operating lease for real estate, which will commence in the second quarter of 2023 or later with minimum lease payments aggregating to $12 million and a lease term of 6 years.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our consolidated balance sheet. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our consolidated balance sheet. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of December 31, 2022, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value. The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of December 31, 2022 (in millions):

Bitcoin	$291
Ethereum	250
Other	63
Crypto asset safeguarding liability	$604
Crypto asset safeguarding asset	$604

PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2022	2021
	(In millions)
Property and equipment, net:
Computer equipment and software	$3,380	$3,298
Internal use software and website development costs	3,814	3,301
Land and buildings	388	380
Leasehold improvements	364	379
Furniture and fixtures	141	146
Development in progress and other	25	86
Total property and equipment, gross	8,112	7,590
Accumulated depreciation and amortization	(6,382)	(5,681)
Total property and equipment, net	$1,730	$1,909
Depreciation and amortization expense was $846 million, $822 million, and $738 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Net changes in accounts payable on our consolidated statements of cash flows includes non-cash investing activities associated with property and equipment; the impact of which was a decrease of $36 million and $27 million in 2022 and 2021, respectively, and an increase of $17 million in 2020.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease ROU assets:

	As of December 31,
	2022	2021
	(In millions)
Long-lived assets:
U.S.	$1,910	$2,050
Other countries	394	518
Total long-lived assets	$2,304	$2,568

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	374	(499)	(305)	(25)	130	(325)
Less: Amount of gain reclassified from AOCI	462	5	—	—	—	467
Net current period other comprehensive income (loss)	(88)	(504)	(305)	(25)	130	(792)
Ending balance	$111	$(591)	$(575)	$(1)	$128	$(928)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	332	(98)	(72)	—	(4)	158
Less: Amount of loss reclassified from AOCI	(190)	—	—	—	—	(190)
Net current period other comprehensive income (loss)	522	(98)	(72)	—	(4)	348
Ending balance	$199	$(87)	$(270)	$24	$(2)	$(136)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2020:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$6	$2	$(150)	$(31)	$—	$(173)
Other comprehensive income (loss) before reclassifications	(309)	9	(48)	55	2	(291)
Less: Amount of gain reclassified from AOCI	20	—	—	—	—	20
Net current period other comprehensive income (loss)	(329)	9	(48)	55	2	(311)
Ending balance	$(323)	$11	$(198)	$24	$2	$(484)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI			Affected Line Item in the Statements of Income (Loss)
	Year Ended December 31,
	2022	2021	2020
	(In millions)
Gains (losses) on cash flow hedges—foreign currency exchange contracts	$462	$(190)	$20	Net revenues
Unrealized gains (losses) on investments	5	—	—	Other income (expense), net
	467	(190)	20	Income before income taxes
	—	—	—	Income tax expense (benefit)
Total reclassifications for the period	$467	$(190)	$20	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Interest income	$174	$57	$88
Interest expense	(304)	(232)	(209)
Net gains (losses) on strategic investments	(304)	46	1,914
Other	(37)	(34)	(17)
Other income (expense), net	$(471)	$(163)	$1,776

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS

The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$11,363	$12,723
Time deposits	95	334
Available-for-sale debt securities	17,349	18,336
Funds receivable	7,550	4,748
Total funds receivable and customer accounts	$36,357	$36,141
Short-term investments:
Time deposits	$482	$590
Available-for-sale debt securities	2,593	3,604
Restricted cash	17	109
Total short-term investments	$3,092	$4,303
Long-term investments:
Time deposits	$55	$45
Available-for-sale debt securities	2,817	3,545
Strategic investments	2,146	3,207
Total long-term investments	$5,018	$6,797

As of December 31, 2022 and 2021, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2022(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,736	$—	$(252)	$8,484
Foreign government and agency securities	1,479	—	(44)	1,435
Corporate debt securities	1,637	—	(82)	1,555
Asset-backed securities	1,324	—	(26)	1,298
Municipal securities	410	—	(3)	407
Commercial paper	3,702	1	(14)	3,689
Short-term investments:
U.S. government and agency securities	815	—	(3)	812
Foreign government and agency securities	435	—	(11)	424
Corporate debt securities	641	—	(14)	627
Asset-backed securities	415	—	(9)	406
Commercial paper	324	—	—	324
Long-term investments:
U.S. government and agency securities	493	—	(36)	457
Foreign government and agency securities	386	—	(22)	364
Corporate debt securities	987	—	(58)	929
Asset-backed securities	1,085	—	(18)	1,067
Total available-for-sale debt securities(2)	$22,869	$1	$(592)	$22,278
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $65 million and $36 million at December 31, 2022 and 2021, respectively, and were included in other current assets on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2022 and 2021, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	December 31, 2022(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,730	$(89)	$4,246	$(163)	$7,976	$(252)
Foreign government and agency securities	410	(11)	997	(34)	1,407	(45)
Corporate debt securities	9	(1)	1,545	(81)	1,554	(82)
Asset-backed securities	773	(11)	508	(14)	1,281	(25)
Municipal securities	264	(3)	50	—	314	(3)
Commercial paper	3,079	(14)	—	—	3,079	(14)
Short-term investments:
U.S. government and agency securities	345	—	73	(3)	418	(3)
Foreign government and agency securities	61	—	362	(11)	423	(11)
Corporate debt securities	97	(2)	465	(12)	562	(14)
Asset-backed securities	175	(2)	217	(7)	392	(9)
Commercial paper	224	—	—	—	224	—
Long-term investments:
U.S. government and agency securities	—	—	457	(36)	457	(36)
Foreign government and agency securities	31	(2)	333	(20)	364	(22)
Corporate debt securities	85	(6)	834	(52)	919	(58)
Asset-backed securities	872	(9)	195	(9)	1,067	(18)
Total available-for-sale debt securities	$10,155	$(150)	$10,282	$(442)	$20,437	$(592)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. Amounts reclassified to earnings from unrealized gains and losses were not material for the years ended December 31, 2022 and 2021.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2022
	Amortized Cost	Fair Value
	(In millions)
One year or less	$11,591	$11,470
After one year through five years	9,232	8,790
After five years through ten years	1,968	1,941
After ten years	78	77
Total	$22,869	$22,278

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of income (loss). Marketable equity securities totaled $323 million and $1.9 billion as of December 31, 2022 and 2021, respectively, including the impact of the sale of marketable equity securities during the year ended December 31, 2022.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. As of December 31, 2022 and 2021, we had non-marketable equity securities of $136 million and $79 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income (loss). The carrying value of our non-marketable equity securities totaled $1.8 billion and $1.3 billion as of December 31, 2022 and 2021, respectively.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(In millions)
Carrying amount, beginning of period	$1,268	$779
Adjustments related to non-marketable equity securities:
Net additions(1)	100	133
Gross unrealized gains	423	356
Gross unrealized losses and impairments	(104)	—
Carrying amount, end of period	$1,687	$1,268
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
	(In millions)
Cumulative gross unrealized gains	$1,137	$733
Cumulative gross unrealized losses and impairments	$(131)	$(27)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
	(In millions)
Net unrealized gains (losses)	$79	$(46)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$932	$—	$932
Short-term investments(2):
U.S. government and agency securities	812	—	812
Foreign government and agency securities	424	—	424
Corporate debt securities	627	—	627
Asset-backed securities	406	—	406
Commercial paper	324	—	324
Total short-term investments	2,593	—	2,593
Funds receivable and customer accounts(3):
Cash and cash equivalents	192	—	192
U.S. government and agency securities	8,484	—	8,484
Foreign government and agency securities	1,777	—	1,777
Corporate debt securities	1,694	—	1,694
Asset-backed securities	1,298	—	1,298
Municipal securities	407	—	407
Commercial paper	3,689	—	3,689
Total funds receivable and customer accounts	17,541	—	17,541
Derivatives	244	—	244
Crypto asset safeguarding asset	604	—	604
Long-term investments(2),(4):
U.S. government and agency securities	457	—	457
Foreign government and agency securities	364	—	364
Corporate debt securities	929	—	929
Asset-backed securities	1,067	—	1,067
Marketable equity securities	323	323	—
Total long-term investments	3,140	323	2,817
Total financial assets	$25,054	$323	$24,731
Liabilities:
Derivatives	$298	$—	$298
Crypto asset safeguarding liability	604	—	604
Total financial liabilities	$902	$—	$902
(1) Excludes cash of $6.8 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $17 million and time deposits of $537 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $18.8 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Excludes non-marketable equity securities of $1.8 billion measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$400	$—	$400
Short-term investments(2):
U.S. government and agency securities	537	—	537
Foreign government and agency securities	505	—	505
Corporate debt securities	2,285	—	2,285
Asset-backed securities	277	—	277
Total short-term investments	3,604	—	3,604
Funds receivable and customer accounts(3):		—
Cash and cash equivalents	622	—	622
U.S. government and agency securities	8,723	—	8,723
Foreign government and agency securities	4,090	—	4,090
Corporate debt securities	3,439	—	3,439
Asset-backed securities	1,549	—	1,549
Municipal securities	535	—	535
Total funds receivable and customer accounts	18,958	—	18,958
Derivatives	304	—	304
Long-term investments(2), (4):
U.S. government and agency securities	562	—	562
Foreign government and agency securities	736	—	736
Corporate debt securities	1,434	—	1,434
Asset-backed securities	813	—	813
Marketable equity securities	1,860	1,860	—
Total long-term investments	5,405	1,860	3,545
Total financial assets	$28,671	$1,860	$26,811
Liabilities:
Derivatives	$130	$—	$130
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2022 and 2021, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(In millions)
Funds receivable and customer accounts	$481	$2,327
Short-term investments	$—	$13
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In millions)
Funds receivable and customer accounts	$(149)	$(101)
Short-term investments	$—	$(30)
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of December 31, 2022 and 2021 for which a non-recurring fair value measurement was recorded during the years ended December 31, 2022 and 2021, respectively:

	December 31, 2022	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Non-marketable equity securities measured using the Measurement Alternative(1)	$987	$589	$398
Other assets(2)	165	165	—
Total	$1,152	$754	$398
(1) Excludes non-marketable equity securities of $700 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2022.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2022. See “Note 6—Leases” for additional information.

	December 31, 2021	Significant Other Observable Inputs (Level 2)
	(In millions)
Non-marketable equity securities measured using the Measurement Alternative(1)	$611	$611
Other assets(2)	86	86
Total	$697	$697
(1) Excludes non-marketable equity securities of $657 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2021.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2021. See “Note 6—Leases” for additional information.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We measure the non-marketable equity securities accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Non-marketable equity securities that have been remeasured during the period based on observable price changes are classified within Level 2 in the fair value hierarchy because we estimate the fair value based on valuation methods which only include significant inputs that are observable, such as the observable transaction price at the transaction date. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3 as we estimate fair value using significant unobservable inputs such as discount rates, forecasted cash flows, and market data of comparable companies, among others.

We evaluate ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. Impairment losses on ROU lease assets related to office operating leases are calculated initially using estimated rental income per square foot derived from observable market data, and the impaired asset is classified within Level 2 in the fair value hierarchy.
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $441 million and fair value of approximately $396 million as of December 31, 2022. Our notes receivable had a carrying value of approximately $381 million and fair value of approximately $424 million as of December 31, 2021. Our long-term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.5 billion as of December 31, 2022. Our fixed rate notes had a carrying value of approximately $9.0 billion and fair value of approximately $9.3 billion as of December 31, 2021. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and long-term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of December 31, 2022, we estimated that $110 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2022, 2021, and 2020, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net investment hedges

We use forward foreign currency exchange contracts to reduce the foreign currency exchange risk related to our investment in certain foreign subsidiaries. These derivatives are designated as net investment hedges and accordingly, the gains and losses on the portion of the derivatives included in the assessment of hedge effectiveness is recorded in AOCI as part of foreign currency translation. We exclude forward points from the assessment of hedge effectiveness and recognize them in other income (expense), net on a straight-line basis over the life of the hedge. The accumulated gains and losses associated with these instruments will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flows associated with derivatives designated as a net investment hedge are classified in cash flows from investing activities on our consolidated statements of cash flows.

We have not reclassified any gains or losses related to net investment hedges from AOCI into earnings during any of the periods presented.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of December 31, 2022 and 2021 was as follows:

	Balance Sheet Location	As of December 31,
		2022	2021
Derivative Assets:		(In millions)
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$167	$205
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	15	21
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	62	78
Total derivative assets		$244	$304

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$68	$27
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	133	—
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	97	103
Total derivative liabilities		$298	$130

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $70 million as of December 31, 2022 and $102 million as of December 31, 2021.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral exchanged posted and received:

	December 31, 2022	December 31, 2021
	(In millions)
Cash collateral posted(1)	$24	$5
Cash collateral received(2)	$203	$209
(1) Right to reclaim cash collateral related to our derivative liabilities recognized in other current assets on our consolidated balance sheets.
(2) Obligation to return counterparty cash collateral related to our derivative assets recognized in other current liabilities on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EFFECT OF DERIVATIVE CONTRACTS ON CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2022		2021		2020
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the consolidated statements of income (loss) in which the effects of derivatives are recorded	$27,518	$(471)	$25,371	$(163)	$21,454	$1,776

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign exchange contracts reclassified from AOCI	462	—	(190)	—	20	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	84	—	—	—	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains (losses) on foreign exchange contracts	—	118	—	144	—	(110)
Amount of losses on equity derivative contracts (1)	—	(174)	—	—	—	(64)
Total gains (losses)	$462	$28	$(190)	$144	$20	$(174)
(1) During the years ended December 31, 2022 and December 31, 2020, equity derivative contracts were entered into and matured which related to the sale of marketable equity securities related to a strategic investment. The cash flows associated with the equity derivative contracts were classified in cash flows from investing activities on our consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Unrealized gains (losses) on foreign exchange contracts designated as cash flow hedges	$374	$332	$(309)
Unrealized (losses) gains on foreign exchange contracts designated as net investment hedges	(25)	—	55
Total unrealized gains (losses) recognized from derivative contracts designated as hedging instruments in the consolidated statements of comprehensive income (loss)	$349	$332	$(254)

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

	Year Ended December 31,
	2022	2021
	(In millions)
Foreign exchange contracts designated as hedging instruments	$7,149	$5,349
Foreign exchange contracts not designated as hedging instruments	11,840	20,414
Total	$18,989	$25,763

NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K. Once a consumer is approved for credit, it is made available to them as a funding source in their PayPal wallet. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. The majority of the installment loans allow consumers to pay for purchases over periods of 12 months or less. Beginning in June 2022, we purchase receivables related to interest-bearing installment loans extended to U.S. consumers by a partner institution and are responsible for servicing functions related to that portfolio. During the year ended December 31, 2022, we purchased approximately $381 million in consumer receivables. As of December 31, 2022 and 2021, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.9 billion and $3.8 billion, respectively, net of the participation interest sold to the partner institution of $17 million and nil, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

We closely monitor the credit quality of our consumer receivables to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through the full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal data, including the consumer’s prior repayment history with our credit products where available. We use delinquency status and trends to assist in making (or, for interest-bearing installment loans in the U.S., to assist the partner institution in making) new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

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

December 31, 2022
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2022	2021	2020	2019	2018	Total	Percent
Current	$1,850	$3,726	$123	$—	$—	$—	$5,699	97.1%
30 - 59 Days	23	26	2	—	—	—	51	0.9%
60 - 89 Days	15	20	2	—	—	—	37	0.6%
90 - 179 Days	34	47	4	—	—	—	85	1.4%
Total(1)	$1,922	$3,819	$131	$—	$—	$—	$5,872	100%
(1) Excludes receivables from other consumer credit products of $11 million at December 31, 2022.

December 31, 2021
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2021	2020	2019	2018	2017	Total	Percent
Current	$1,790	$1,939	$3	$—	$—	$—	$3,732	97.0%
30 - 59 Days	18	16	—	—	—	—	34	0.9%
60 - 89 Days	12	13	—	—	—	—	25	0.6%
90 - 179 Days	27	28	1	—	—	—	56	1.5%
Total(1)	$1,847	$1,996	$4	$—	$—	$—	$3,847	100%
(1) Excludes receivables from other consumer credit products of $44 million at December 31, 2021.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$243	$43	$286	$299	$53	$352
Provisions	292	15	307	20	10	30
Charge-offs	(216)	(29)	(245)	(116)	(20)	(136)
Recoveries	21	—	21	28	—	28
Other(2)	(18)	(4)	(22)	12	—	12
Ending balance	$322	$25	$347	$243	$43	$286
(1) Excludes allowances from other consumer credit products of $3 million and $4 million at December 31, 2022 and 2021, respectively.
(2) Includes amounts related to foreign currency remeasurement and, for the year ended December 31, 2021, initial allowance for purchased credit deteriorated (“PCD”) loans acquired during the period. A portion of the Paidy loan portfolio acquired was determined to be purchase credit deteriorated as the loans were 30 days or more past due. As such, we recorded current expected credit losses on the PCD loans.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for the year ended December 31, 2022 was primarily attributable to growth in the consumer receivable portfolio. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions and the financial health of our borrowers.

The increase in charge-offs for the year ended December 31, 2022 compared to the same period in the prior year was due to the expansion of our short-term installment products.

The provision for current expected credit losses relating to our consumer receivable portfolio is recognized in transaction and credit losses on our consolidated statements of income (loss). The provision for interest receivable for interest earned on our consumer receivable portfolio is recognized in revenues from other value added services as a reduction to revenue. Loans receivable continue to accrue interest until they are charged off.

We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date or contractual repayment date, except for the U.S. consumer interest-bearing installment receivables, which are charged off 120 days past the contractual repayment date. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

MERCHANT RECEIVABLES

We offer access to merchant finance products for certain small and medium-sized businesses through our PPWC and PPBL products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for servicing functions related to that portfolio. During the years ended December 31, 2022 and 2021, we purchased approximately $3.2 billion and $1.8 billion in merchant receivables, respectively. As of December 31, 2022 and 2021, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.1 billion and $1.4 billion, respectively, net of the participation interest sold to the partner institution of $97 million and $63 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period, as well as the credit quality of our merchant loans and advances that we extend or purchase so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related interest or fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, prior repayment history with PayPal’s credit products where available, information sourced from consumer and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist the partner institution in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans, advances, and interest and fees receivable.

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

December 31, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Current	$1,826	$20	$57	$42	$2	$1,947	90.7%
30 - 59 Days	63	7	3	4	—	77	3.6%
60 - 89 Days	34	4	4	2	—	44	2.0%
90 - 179 Days	55	9	3	3	—	70	3.3%
180+ Days	1	2	2	3	—	8	0.4%
Total(1)	$1,979	$42	$69	$54	$2	$2,146	100%

December 31, 2021
(In millions, except percentages)
	2021	2020	2019	2018	2017	Total	Percent
Current	$1,100	$129	$95	$3	$—	$1,327	91.8%
30 - 59 Days	24	12	12	1	—	49	3.4%
60 - 89 Days	10	8	7	—	—	25	1.7%
90 - 179 Days	10	11	11	1	—	33	2.3%
180+ Days	—	4	7	1	—	12	0.8%
Total(1)	$1,144	$164	$132	$6	$—	$1,446	100%
(1) Balances include the impact of modification programs offered by the Company as a part of our novel coronavirus (“COVID-19”) pandemic payment relief initiatives (as discussed further below).

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$192	$9	$201	$440	$43	$483
Provisions	109	18	127	(116)	(22)	(138)
Charge-offs	(105)	(9)	(114)	(173)	(12)	(185)
Recoveries	34	—	34	41	—	41
Ending balance	$230	$18	$248	$192	$9	$201

The provision for the year ended December 31, 2022 was primarily attributable to originations in the merchant portfolio and a slight deterioration in credit quality of loans outstanding. Qualitative adjustments were made to account for uncertainty around the effectiveness of loan modification programs made available to merchants in previous years, as described further below.

The decrease in the charge-offs for the year ended December 31, 2022 compared to the prior year was due to the charge-off of accounts in 2021 that experienced financial difficulties as a result of the COVID-19 pandemic.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment in the last 60 days. Bankrupt accounts are charged off within 60 days of receiving notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses on our consolidated statements of income (loss), and the provision for interest and fees receivable is recognized as a reduction of deferred revenue in accrued expenses and other current liabilities on our consolidated balance sheets. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

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

These modifications include an increase in term by approximately 1 to 5.5 years while moving the delinquency status to current. The fee on certain of these loans or advances remains unchanged over the extended term. Alternatively, certain loans and advances have been modified to replace the initial fixed fee structure at the time the loan or advance was extended with a fixed annual percentage rate applied over the amended remaining term, which will continue to accrue interest at the fixed rate until the earlier of maturity or charge-off. These modifications had a de minimis impact on our consolidated statements of income (loss) in the years ended December 31, 2022 and 2021.

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

During the year ended December 31, 2022, merchant loans, advances, and interest and fees receivables which have been modified as TDRs were de minimis. The following table shows merchant loans, advances and interest and fees receivables which were modified as TDRs in the year ended December 31, 2021:

		Year Ended December 31, 2021
	Number of Accounts (in thousands)	Outstanding Balances(1) (in millions)	Weighted Average Payment Term Extensions (in months)
Loans and interest receivable	3	$45	36
(1) Balances are as of modification date.

A merchant is considered in payment default after a modification when the merchant’s payment becomes 60 days past their expected or contractual repayment date. For loans or advances that have defaulted after being modified, the increased estimate of current expected credit loss is factored into overall expected credit losses. In the years ended December 31, 2022 and 2021, the amount of merchant loans, advances, and interest and fees receivables classified as TDRs that have subsequently defaulted on payments was de minimis.
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion. Interest on these notes is payable in arrears semiannually (payable on April 1 and October 1).

The notes issued from the May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” We may redeem the Notes in whole, at any time, or in part, from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, acquisitions of businesses, assets, or strategic investments.

In May 2022, we repurchased certain Notes under the September 2019 and May 2020 debt issuances prior to maturity through tender offers. In addition, in June 2022, we redeemed the outstanding balance of the notes maturing in September 2022 through a make-whole redemption. We repurchased and redeemed $1.6 billion of outstanding Notes, as described above, which resulted in de minimis debt extinguishment net gains that were recorded as interest expense within other income (expense), net on our consolidated statements of income (loss).

As of December 31, 2022 and 2021, we had an outstanding aggregate principal amount of $10.4 billion and $9.0 billion, respectively, related to the Notes. The following table summarizes the Notes:

			As of December 31,
	Maturities	Effective Interest Rate	2022	2021
			(in millions)
September 2019 debt issuance of $5.0 billion:
Fixed-rate 2.200% notes	9/26/2022	2.39%	$—	$1,000
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance of $4.0 billion:
Fixed-rate 1.350% notes	6/1/2023	1.55%	418	1,000
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance of $3.0 billion:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	—
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	—
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	—
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	—
Total term debt			$10,418	$9,000

Unamortized premium (discount) and issuance costs, net			(74)	(50)
Less: current portion of term debt(1)			(418)	(999)
Total carrying amount of term debt			$9,926	$7,951
(1) The current portion of term debt is included within accrued expenses and other current liabilities on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $290 million, $224 million, and $190 million for the years ended December 31, 2022, 2021, and 2020, respectively.

CREDIT FACILITIES

Five-year revolving credit facility

In September 2019, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility that includes a $150 million letter of credit sub-facility and a $500 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British pound, Canadian dollar, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2022, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention with the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement bear interest at either (i) the applicable eurocurrency rate plus a margin (based on our public debt ratings) ranging from 0.875% to 1.375%, (ii) the applicable overnight rate plus a margin (based on our public debt ratings) ranging from 0.875% to 1.375%, (iii) a formula based on the prime rate, the federal funds effective rate, or London Interbank Offered Rate plus a margin (based on our public debt ratings) ranging from zero to 0.375%, or (iv) a formula based on the Euro Short-Term Rate (“ESTR”) or the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on our public debt ratings) ranging from 0.875% to 1.375%. In January 2022, an amendment to the agreement was signed which provides for the additional borrowing rate option of utilizing SONIA or ESTR rates. The Credit Agreement will terminate and all amounts owed thereunder will be due and payable in September 2024, unless the commitments are terminated earlier. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

In March 2020, we drew down $3.0 billion under the Credit Agreement. In May 2020, we repaid the $3.0 billion using proceeds from the May 2020 debt issuance. As of December 31, 2022, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2022, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The total interest expense and fees we recorded related to the Credit Agreement was approximately $16 million for the year ended December 31, 2020.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provides for an unsecured revolving credit facility of ¥60.0 billion. In September 2022, the Paidy Credit Agreement was modified to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $686 million as of December 31, 2022.) Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the year ended December 31, 2022, ¥64.3 billion (approximately $491 million) was drawn down under the Paidy Credit Agreement, which was recorded in long-term debt on our consolidated balance sheet. Accordingly, at December 31, 2022, ¥25.7 billion (approximately $195 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the year ended December 31, 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Prior credit agreement

In October 2021, we assumed a credit agreement through our acquisition of Paidy (the “Prior Credit Agreement”), which provided for a secured revolving credit facility of ¥22.8 billion (approximately $198 million at acquisition). As of December 31, 2021, ¥11.3 billion (approximately $98 million) was outstanding under the Prior Credit Agreement, which was recorded in long-term debt on our consolidated balance sheet. In the first quarter of 2022, we terminated the Prior Credit Agreement and repaid all outstanding borrowings. The total interest expense and fees we recorded related to the Prior Credit Agreement were de minimis for the year ended December 31, 2022.

Other available facilities

We also maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million and $90 million in the aggregate, as of December 31, 2022 and 2021, respectively. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2022, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

FUTURE PRINCIPAL PAYMENTS

As of December 31, 2022, the future principal payments associated with our term debt were as follows (in millions):

2023	$418
2024	1,250
2025	1,000
2026	1,250
2027	500
Thereafter	6,000
Total	$10,418
NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2022 and 2021, approximately $4.9 billion and $4.1 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material for the year ended December 31, 2022. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Regulatory proceedings

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on payments we have rejected or blocked pursuant to legal requirements under OFAC sanctions regulations. Between January 2013 and January 2022, we voluntarily disclosed to OFAC transactions that were inadvertently processed and identified as possible violations of OFAC sanctions regulations and responded to subpoenas and information requests related to certain of these transactions. In January 2023, OFAC notified us that it had completed its review of these matters and closed them with the issuance of a cautionary letter with no monetary penalties or sanctions.

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

We have received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) related to Venmo’s unauthorized funds transfers and collections processes, and related matters, including treatment of consumers who request payments but accidentally designate an unintended recipient. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in connection with these CIDs.

We previously received a CID from the CFPB related to the marketing and use of PayPal Credit in connection with certain merchants that provide educational services (the “CFPB PayPal Credit Matter”). The CID requested the production of documents, written reports, and answers to written questions. We have been informed by the CFPB that this matter has been formally closed without action.

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

In January 2023, we received notice of an administrative proceeding and a related request for information from the German Federal Cartel Office (“FCO”) related to terms in PayPal (Europe) S.à.r.l. et Cie, S.C.A.’s contractual terms with merchants in Germany prohibiting surcharging and requiring parity presentation of PayPal relative to other payment methods. We are cooperating with the FCO in connection with this proceeding.

Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Kang Securities Action”). The Kang Securities Action asserts claims relating to our disclosure of the CFPB PayPal Credit Matter and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Kang Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Kang Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and former Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 consent order with the CFPB, federal consumer financial laws, and Regulation II. On August 8, 2022, the court granted Defendants’ motion to dismiss the amended complaint in its entirety, and granted Lead Plaintiff’s request for leave to file a further amended complaint. On September 16, 2022, Lead Plaintiff filed a Second Amended Complaint (the “SAC”), which asserts the same claims against the same Defendants based on the same alleged conduct as the prior complaint. Defendants moved to dismiss the SAC on November 3, 2022, and briefing is ongoing.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. The Shah Action is based on the same alleged facts and circumstances as the PPH Securities Action, and names certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Shah Action alleges claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeks to recover damages on behalf of the Company.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our customers (individually or as class actions) or regulators alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or customer/user agreements violate applicable law, or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal has participated in the U.S. Government’s Paycheck Protection Program administered by the U.S. Small Business Administration. Loans made under this program are funded by an independent chartered financial institution that we partner with. We receive a fee for providing services in connection with these loans and retain operational and audit risk related to those activities. We have agreed, under certain circumstances, to indemnify the chartered financial institution and its assignee of a portion of these loans in connection with the services provided for loans made under this program.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At December 31, 2022 and 2021, the allowance for transaction losses was $66 million and $121 million, respectively. The allowance for negative customer balances was $212 million and $234 million at December 31, 2022 and 2021, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the years ended December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(In millions)
Beginning balance	$355	$414
Provision	1,170	1,153
Realized losses	(1,417)	(1,331)
Recoveries	170	119
Ending balance	$278	$355

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

During the year ended December 31, 2022, we repurchased approximately 41 million shares of our common stock for approximately $4.2 billion at an average cost of $103.47. These shares were purchased in the open market under our stock repurchase program authorized in July 2018. As of December 31, 2022, a total of approximately $861 million and $15.0 billion remained available for future repurchases of our common stock under our July 2018 and June 2022 stock repurchase programs, respectively.

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

Shares of common stock repurchased for the periods presented were recorded as treasury stock for the purposes of calculating net income (loss) per share and were accounted for under the cost method. No repurchased shares of common stock have been retired.

NOTE 15—STOCK-BASED AND EMPLOYEE SAVINGS PLANS

EQUITY INCENTIVE PLANS

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including restricted stock units (“RSUs”), restricted stock awards, performance based restricted stock units (“PBRSUs”), stock options, deferred stock units, and stock payments, may be granted to our directors, officers, and employees. At December 31, 2022, 47 million shares were authorized under the Plan and approximately 31 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

In 2022, the Company adopted a plan for which equity-based incentive awards may be granted to new employees (the “Inducement Plan”). Grants under the Inducement Plan are in addition to the Plan mentioned above. As of December 31, 2022, 5 million shares were authorized under the Inducement Plan and approximately 3 million shares were available for future grant.

RSUs are granted to eligible employees under the Plan. RSUs issued prior to January 1, 2022 generally vest in equal annual installments over a period of three years. RSUs issued on or after January 1, 2022 generally vest over three years at a rate of 33% after one year, then in equal quarterly installments thereafter. RSUs are subject to an employee’s continuing service to us, and do not have an expiration date. The cost of RSUs granted is determined using the fair market value of PayPal’s common stock on the date of grant.

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

All stock options under the Plan were assumed in connection with acquisitions on the same terms and conditions (including vesting) applicable to such acquired companies’ equity awards. The cost of stock options was determined using the Black-Scholes option pricing model.

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan (“ESPP”), shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted net income (loss) per share. For the years ended December 31, 2022, 2021, and 2020, our employees purchased 1.9 million, 1.4 million, and 1.7 million shares under the ESPP at an average per share price of $73.20, $114.36, and $80.36, respectively. As of December 31, 2022, approximately 46 million shares were reserved for future issuance under the ESPP.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSU, PBRSU, AND RESTRICTED STOCK ACTIVITY

The following table summarizes RSU, PBRSU, and restricted stock activity under the Plan and the Inducement Plan as of December 31, 2022 and changes during the year ended December 31, 2022:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2022	17,534	$172.55
Awarded and assumed(1)	17,238	$105.20
Vested(1)	(9,930)	$145.75
Forfeited/cancelled(2)	(5,254)	$147.81
Outstanding at December 31, 2022	19,588	$133.27
Expected to vest	17,507
(1) Includes approximately 0.5 million of additional PBRSUs issued during 2022 due to the achievement of company performance metrics on awards granted in previous years.
(2) Includes approximately 1.0 million of PBRSUs cancelled during 2022 resulting from a change in the method of payout of the Company portion of our Annual Incentive Plan from equity to cash for certain employees.
During the years ended December 31, 2022, 2021, and 2020, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $935 million, $3.4 billion, and $1.7 billion, respectively.

In the year ended December 31, 2022, the Company granted 1.5 million PBRSUs with a one-year performance period (fiscal 2022) of which 1.0 million were subsequently cancelled due to the change in method of payout as mentioned above. As such, 0.5 million will become fully vested following the completion of the performance period in February 2023 (one year from the annual incentive award cycle grant date). In the year ended December 31, 2022, the Company also granted 1.1 million PBRSUs with a three-year performance period.

In the year ended December 31, 2021, the Company granted 0.7 million PBRSUs with a one-year performance period (fiscal 2021), which became fully vested following the completion of the performance period in February 2022 (one year from the annual incentive award cycle grant date), and 0.5 million PBRSUs with a three-year performance period.

STOCK OPTION ACTIVITY
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2022	339	$17.55
Assumed	3	$55.55
Exercised	(190)	$20.62
Forfeited/expired/cancelled	(11)	$13.66
Outstanding at December 31, 2022	141	$14.56	4.93	$8,080
Expected to vest	24	$23.89	7.46	$1,172
Options exercisable	117	$12.60	4.40	$6,875

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average grant date fair value of options assumed from acquisitions during the years ended December 31, 2022, 2021, and 2020 was $147.92, $237.26 and $108.61, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at December 31, 2022. During the years ended December 31, 2022, 2021, and 2020, the aggregate intrinsic value of options exercised under the Plan was $16 million, $81 million, and $66 million, respectively, determined as of the date of option exercise. At December 31, 2022, substantially all outstanding options were in-the-money.

STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Plan and the Inducement Plan is measured based on estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under the Plan for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Customer support and operations	$269	$263	$250
Sales and marketing	151	175	172
Technology and development	512	515	529
General and administrative	383	468	460
Total stock-based compensation expense	$1,315	$1,421	$1,411

Capitalized as part of internal use software and website development costs	$52	$68	$48
Income tax benefit recognized for stock-based compensation arrangements	$209	$221	$226

As of December 31, 2022, there was approximately $1.4 billion of unearned stock-based compensation estimated to be expensed primarily from 2023 through 2025. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

EMPLOYEE SAVINGS PLANS

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution per employee of $12,200 in 2022 and $11,600 in both 2021 and 2020. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2022, 2021, and 2020, the matching contribution expense for our U.S. and international savings plans was approximately $83 million, $81 million, and $72 million, respectively.

NOTE 16—INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
United States	$(155)	$290	$1,504
International	3,521	3,809	3,561
Income before income taxes	$3,366	$4,099	$5,065

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The income tax expense (benefit) is composed of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$688	$6	$310
State and local	104	80	143
Foreign	966	326	245
Total current portion of income tax expense	$1,758	$412	$698
Deferred:
Federal	$(563)	$(401)	$259
State and local	(101)	(45)	(32)
Foreign	(147)	(36)	(62)
Total deferred portion of income tax expense (benefit)	(811)	(482)	165
Income tax expense (benefit)	$947	$(70)	$863
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Domestic income taxed at different rates	(0.6)%	(1.7)%	—%
State taxes, net of federal benefit	—%	0.9%	2.2%
Foreign income taxed at different rates	(12.2)%	(13.4)%	(7.4)%
Stock-based compensation expense	4.1%	(7.3)%	(1.2)%
Tax credits	(0.4)%	(2.4)%	(2.0)%
Change in valuation allowances	2.2%	0.5%	0.1%
Intra-group transfer of intellectual property	10.0%	0.7%	4.1%
Other	4.0%	—%	0.2%
Effective income tax rate	28.1%	(1.7)%	17.0%

For the year ended December 31, 2022, the difference between the effective income tax rate of 28.1% and the U.S. federal statutory rate of 21% to income before income taxes was primarily the result of tax expense related to the intra-group transfer of intellectual property and non-deductible stock-based compensation, partially offset by foreign income taxed at different rates. For the year ended December 31, 2021, the difference between the effective income tax rate of (1.7)% and the U.S. federal statutory rate of 21% to income before income taxes was primarily the result of foreign income taxed at different rates and stock-based compensation deductions. For the year ended December 31, 2020, the difference between the effective income tax rate of 17.0% and the U.S. federal statutory rate of 21% to income before income taxes was primarily the result of foreign income taxed at different rates, partially offset by tax expense related to the intra-group transfer of intellectual property.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$355	$317
Accruals, allowances, and prepaids	427	622
Lease liabilities	173	176
Partnership investment	—	5
Stock-based compensation	154	188
Net unrealized losses	151	23
Acquired intangibles	38	—
Fixed assets and other intangibles	655	84
Total deferred tax assets	1,953	1,415
Valuation allowance	(341)	(274)
Net deferred tax assets	$1,612	$1,141
Deferred tax liabilities:
Unremitted foreign earnings	$(42)	$(35)
Acquired intangibles	—	(240)
ROU lease assets	(138)	(154)
Partnership investment	(12)	—
Net unrealized gains	(135)	(351)
Total deferred tax liabilities	(327)	(780)
Net deferred tax assets	$1,285	$361
The following table shows the deferred tax assets and liabilities within our consolidated balance sheets:

		As of December 31,
		2022	2021
	Balance Sheet Location	(In millions)
Total deferred tax assets (non-current)	Other assets	$1,310	$547
Total deferred tax liabilities (non-current)	Deferred tax liability and other long-term liabilities	(25)	(186)
Total net deferred tax assets		$1,285	$361

As of December 31, 2022, our federal, state, and foreign net operating loss carryforwards for income tax purposes were approximately $6 million, $156 million, and $634 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025, and the state net operating loss carryforwards will begin to expire in 2023. Approximately $197 million of the foreign net operating loss carryforwards will begin to expire in 2024, $191 million will begin to expire in 2034, and $246 million may be carried forward indefinitely. As of December 31, 2022, our federal and state tax credit carryforwards for income tax purposes were approximately $24 million and $374 million, respectively. If not utilized, the federal tax credits will begin to expire in 2029. Approximately $49 million of the state tax credits will begin to expire from 2023 through 2028, $8 million will begin to expire in 2038, and $317 million may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We have elected the tax law ordering approach to assess the realizability of our net operating losses. During the years ended December 31, 2022 and 2021, we increased our valuation allowance by $67 million and $108 million, respectively, and during the year ended December 31, 2020, we decreased our valuation allowance by $18 million. At December 31, 2022, 2021, and 2020, we maintained a valuation allowance with respect to our net deferred tax assets in certain states, operating losses in certain state and foreign jurisdictions, and certain federal and state tax credits that we believe are not likely to be realized.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2022, none of our approximately $11.0 billion of unremitted foreign earnings are considered to be indefinitely reinvested. We have accrued $42 million of deferred U.S. state income and foreign withholding taxes on the $11.0 billion of undistributed foreign earnings.

We benefit from agreements concluded in certain jurisdictions, most significantly Singapore. In December 2019, a new agreement was concluded in Singapore. The new agreement took effect January 1, 2021 and will be in effect from 2021 through 2030. This agreement results in significantly lower rates of taxation on certain classes of income and requires various thresholds of investment and employment in those jurisdictions. We review our compliance on an annual basis to ensure we continue to meet our obligations under this agreement. This agreement resulted in tax savings of approximately $510 million, $327 million, and $596 million in 2022, 2021, and 2020, respectively. The benefit of this agreement on our net income (loss) per share (diluted) was approximately $0.44, $0.28, and $0.50 in 2022, 2021, and 2020, respectively.
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$1,678	$1,479	$1,141
Increases related to prior period tax positions	52	172	92
Decreases related to prior period tax positions	(185)	(187)	(78)
Increases related to current period tax positions	337	232	360
Settlements	(2)	(15)	(34)
Statute of limitation expirations	(3)	(3)	(2)
Gross amounts of unrecognized tax benefits as of the end of the period	$1,877	$1,678	$1,479
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $1.2 billion.

For the years ended December 31, 2022, 2021, and 2020, we recognized net interest and penalties of $119 million, $6 million, and $40 million, respectively, related to uncertain tax positions in income tax expense. This expense is reflected in the “Other” line of our effective income tax rate schedule. The amount of interest and penalties accrued as of December 31, 2022 and 2021 was approximately $342 million and $212 million, respectively.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2010 to 2021 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2009 primarily include the U.S. (Federal and California), Australia, Germany, India, Israel, and Singapore. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

Although the timing of the resolution of these audits is uncertain, we do not expect the total amount of unrecognized tax benefits as of December 31, 2022 will materially change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. This effort focused on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges in 2022 were $121 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2022 strategic reduction. The strategic actions associated with this plan were substantially completed by the fourth quarter of 2022.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2022:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2022	$5
Charges	121
Payments	(102)
Accrued liability as of December 31, 2022	$24
During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges in 2021 and 2020 were $27 million, and $109 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.
Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $81 million, $26 million, and $30 million in 2022, 2021, and 2020, respectively, due to exiting of certain leased properties which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information.

NOTE 18—SUBSEQUENT EVENTS

In January 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. We estimate that this reduction will impact approximately 7% of our employees and will result in approximately $100 million of restructuring charges, primarily related to employee severance and benefits costs. The actions associated with this plan are expected to be substantially completed by the first quarter of 2023.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charged to Other Accounts(1)	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2020	$399	$1,135	$—	$(1,120)	$414
Year Ended December 31, 2021	$414	$1,153	$—	$(1,212)	$355
Year Ended December 31, 2022	$355	$1,170	$—	$(1,247)	$278
Allowance for Loans and Interest Receivable
Year Ended December 31, 2020	$258	$689	$210	$(319)	$838
Year Ended December 31, 2021	$838	$(104)	$—	$(243)	$491
Year Ended December 31, 2022	$491	$437	$—	$(330)	$598
(1) The amount is related to the impact of the adjustment recorded for adoption of the current expected credit loss standard.

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws effective January 17, 2019		8-K	1/18/2019
4.01	Description of Securities		10-K	2/6/2020
4.02	Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.03	Officer’s Certificate, dated as of September 26, 2019, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.04	Form of 2022 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.05	Form of 2024 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.06	Form of 2026 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.07	Form of 2029 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.08	Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	5/18/2020
4.09	Form of 2023 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.10	Form of 2025 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.11	Form of 2030 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.12	Form of 2050 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.13	Officer’s Certificate, dated as of May 23, 2022, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	5/23/2022
4.14	Form of 2027 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.15	Form of 2032 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.16	Form of 2052 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.17	Form of 2062 Note (included in Exhibit 4.2)		8-K	5/23/2022
10.01	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated July 17, 2015		8-K	7/20/2015
10.02	Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents		8-K	9/12/2019
10.03	364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	9/12/2019
10.04+	PayPal Employee Incentive Plan, as amended and restated		DEF 14A	4/14/2016
10.05+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan		8-K	5/25/2018
10.06+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.07+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated, effective as of September 27, 2021		10-Q	11/9/2021
10.08+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers		10-12B/A	5/14/2015
10.09+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.10+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated		10-Q	4/27/2017
10.11+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.12+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.13+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.14+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.15+	Amendment to PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		10-Q	11/9/2021
10.16+	PayPal Holdings, Inc. 2022 Inducement Plan		10-Q	8/2/2022
10.17+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.18+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.19+	Letter dated April 7, 2015 from eBay Inc. to Louise Pentland		10-K	2/11/2016
10.20+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach		10-K	2/11/2016
10.21+	Letter Agreement dated July 29, 2015 between John Rainey and PayPal Holdings, Inc.		10-Q	10/29/2015
10.22+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.23+	Letter Agreement effective February 20, 2019 between Mark Britto and PayPal Holdings, Inc.		10-Q	4/25/2019
10.24+	Letter Agreement effective July 13, 2022, between Blake Jorgensen and PayPal Holdings, Inc.		10-Q	8/2/2022
10.25+	Letter Agreement dated June 15, 2022 between Gabrielle Rabinovitch and PayPal Holdings, Inc.		8-K	6/17/2022
10.26+	Letter Agreement dated September 27, 2022 between Gabrielle Rabinovitch and PayPal Holdings, Inc.		8-K	10/3/2022
10.27+	Letter Agreement dated September 1, 2022 between John Kim and PayPal Holdings, Inc.		10-Q	11/3/2022
10.28+	Independent Director Compensation Policy		10-K	2/5/2021
10.29+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated		10-Q	7/29/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.30	First Amendment, dated as of March 23, 2020, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan Europe Limited, as the Administrative Agents		10-Q	5/7/2020
10.31	First Amendment, dated as of March 23, 2020, to the 364-Day Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent		10-Q	5/7/2020
10.32	Joinder Agreement, dated as of March 25, 2020, among PayPal International Treasury Centre S.à r.l., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.33	Joinder Agreement, dated as of March 25, 2020, among PayPal (Europe) S.à r.l. et Cie, S.C.A., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.34	Joinder Agreement, dated as of March 27, 2020, among PayPal Pte. Ltd., PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.35	Joinder Agreement, dated as of March 31, 2020, among PayPal Australia Pty Limited, PayPal Holdings, Inc., and J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and JPMorgan Chase Bank, N.A., Toronto Branch, as the Administrative Agents, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and the Administrative Agents		10-Q	5/7/2020
10.36	Second Amendment, dated as of January 7, 2022, to the Credit Agreement, dated as of September 11, 2019, among PayPal Holdings, Inc., the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Australia Limited, JPMorgan Chase Bank, N.A., Toronto Branch, and J.P. Morgan AG, as the Administrative Agents		10-K	2/3/2022
21.01	List of Subsidiaries	X
22.01	PricewaterhouseCoopers LLP consent	X
23.01	Power of Attorney (see signature page)	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	X
+ Indicates a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

PayPal Holdings, Inc.

By:	/s/ Daniel H. Schulman
	Name: Title:	Daniel H. Schulman President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Schulman, Gabrielle Rabinovitch, Bimal Patel, Brian Y. Yamasaki and Jeffrey W. Karbowski, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2023.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Daniel H. Schulman	By:	/s/ Gabrielle Rabinovitch
	Daniel H. Schulman		Gabrielle Rabinovitch
	President, Chief Executive Officer and Director		Acting Chief Financial Officer and Senior Vice President, Investor Relations and Treasurer

Principal Accounting Officer:

		By:	/s/ Jeffrey W. Karbowski
Jeffrey W. Karbowski
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Jonathan Christodoro
	Rodney C. Adkins		Jonathan Christodoro
	Director		Director

By:	/s/ John J. Donahoe	By:	/s/ David W. Dorman
	John J. Donahoe		David W. Dorman
	Director		Director

By:	/s/ Belinda Johnson	By:	/s/ Enrique Lores
	Belinda Johnson		Enrique Lores
	Director		Director

By:	/s/ Gail J. McGovern	By:	/s/ Deborah M. Messemer
	Gail J. McGovern		Deborah M. Messemer
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Ann M. Sarnoff
	David M. Moffett		Ann M. Sarnoff
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director