Form 10-Q
period 2023-03-31
PayPal Holdings, Inc.
filed 2023-05-09
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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
Yes ☐ No  ☒
As of May 2, 2023, there were 1,115,713,968 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,101	$7,776
Short-term investments	3,559	3,092
Accounts receivable, net	967	963
Loans and interest receivable, net of allowances of $638 and $598 as of March 31, 2023 and December 31, 2022, respectively	7,495	7,431
Funds receivable and customer accounts	35,276	36,357
Prepaid expenses and other current assets	2,162	1,898
Total current assets	56,560	57,517
Long-term investments	4,632	5,018
Property and equipment, net	1,633	1,730
Goodwill	11,195	11,209
Intangible assets, net	730	788
Other assets	2,436	2,455
Total assets	$77,186	$78,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142	$126
Funds payable and amounts due to customers	39,026	40,107
Accrued expenses and other current liabilities	4,164	4,055
Income taxes payable	577	813
Total current liabilities	43,909	45,101
Deferred tax liability and other long-term liabilities	2,938	2,925
Long-term debt	10,481	10,417
Total liabilities	57,328	58,443
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,122 and 1,136 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 192 and 173 shares as of March 31, 2023 and December 31, 2022, respectively	(17,522)	(16,079)
Additional paid-in-capital	18,529	18,327
Retained earnings	19,749	18,954
Accumulated other comprehensive income (loss)	(898)	(928)
Total equity	19,858	20,274
Total liabilities and equity	$77,186	$78,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share data)
	(Unaudited)
Net revenues	$7,040	$6,483
Operating expenses:
Transaction expense	3,283	2,817
Transaction and credit losses	442	369
Customer support and operations	488	534
Sales and marketing	436	594
Technology and development	721	815
General and administrative	507	607
Restructuring and other charges	164	36
Total operating expenses	6,041	5,772
Operating income	999	711
Other income (expense), net	75	(82)
Income before income taxes	1,074	629
Income tax expense	279	120
Net income (loss)	$795	$509

Net income (loss) per share:
Basic	$0.70	$0.44
Diluted	$0.70	$0.43

Weighted average shares:
Basic	1,129	1,163
Diluted	1,134	1,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
	(In millions)
	(Unaudited)
Net income (loss)	$795	$509
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(20)	(95)
Net investment hedges CTA gains, net	27	21
Tax expense on net investment hedges CTA gains, net	(6)	(5)
Unrealized losses on cash flow hedges, net	(111)	(3)
Tax benefit on unrealized losses on cash flow hedges, net	6	—
Unrealized gains (losses) on investments, net	175	(293)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(41)	67
Other comprehensive income (loss), net of tax	30	(308)
Comprehensive income (loss)	$825	$201

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	795	795
Foreign CTA	—	—	—	(20)	—	(20)
Net investment hedges CTA gains, net	—	—	—	27	—	27
Tax expense on net investment hedges CTA gains, net	—	—	—	(6)	—	(6)
Unrealized losses on cash flow hedges, net	—	—	—	(111)	—	(111)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	6	—	6
Unrealized gains on investments, net	—	—	—	175	—	175
Tax expense on unrealized gains on investments, net	—	—	—	(41)	—	(41)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(157)	—	—	(157)
Common stock repurchased	(19)	(1,432)	—	—	—	(1,432)
Excise tax on common stock repurchased	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	359	—	—	359
Balances at March 31, 2023	1,122	$(17,522)	$18,529	$(898)	$19,749	$19,858

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	509	509
Foreign CTA	—	—	—	(95)	—	(95)
Net investment hedges CTA gains, net	—	—	—	21	—	21
Tax expense on net investment hedges CTA gains, net	—	—	—	(5)	—	(5)
Unrealized losses on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized losses on investments, net	—	—	—	(293)	—	(293)
Tax benefit on unrealized losses on investments, net	—	—	—	67	—	67
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	4	—	(273)	—	—	(273)
Common stock repurchased	(11)	(1,500)	—	—	—	(1,500)
Stock-based compensation	—	—	447	—	—	447
Other	—	—	1	—	—	1
Balances at March 31, 2022	1,161	$(13,380)	$17,383	$(444)	$17,044	$20,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$795	$509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	442	369
Depreciation and amortization	270	328
Stock-based compensation	345	429
Deferred income taxes	(67)	(16)
Net (gains) losses on strategic investments	(48)	(14)
Other	(92)	65
Changes in assets and liabilities:
Accounts receivable	(3)	(50)
Accounts payable	3	(29)
Income taxes payable	(235)	17
Other assets and liabilities	(240)	(391)
Net cash provided by operating activities	1,170	1,217
Cash flows from investing activities:
Purchases of property and equipment	(170)	(191)
Proceeds from sales of property and equipment	1	3
Purchases and originations of loans receivable	(8,267)	(5,525)
Principal repayment of loans receivable	8,063	5,054
Purchases of investments	(6,100)	(8,604)
Maturities and sales of investments	5,445	8,751
Funds receivable	1,076	(239)
Collateral posted related to derivative instruments, net	(22)	(1)
Other investing activities	8	—
Net cash provided by (used in) investing activities	34	(752)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	3
Purchases of treasury stock	(1,432)	(1,500)
Tax withholdings related to net share settlements of equity awards	(149)	(244)
Borrowings under financing arrangements	72	286
Repayments under financing arrangements	(5)	(104)
Funds payable and amounts due to customers	(1,020)	863
Collateral received related to derivative instruments, net	(129)	26
Other financing activities	—	1
Net cash used in financing activities	(2,662)	(669)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	18
Net change in cash, cash equivalents, and restricted cash	(1,462)	(186)
Cash, cash equivalents, and restricted cash at beginning of period	19,156	18,029
Cash, cash equivalents, and restricted cash at end of period	$17,694	$17,843

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Three Months Ended March 31,
	2023	2022
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for interest	$2	$12
Cash paid for income taxes, net	$495	$47

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$7,101	$4,861
Short-term investments	13	27
Funds receivable and customer accounts	10,580	12,955
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$17,694	$17,843

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of March 31, 2023 and December 31, 2022, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of March 31, 2023 and December 31, 2022, the carrying value of our investments in nonconsolidated VIEs was $135 million and $128 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $233 million and $232 million as of March 31, 2023 and December 31, 2022, respectively.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 10, 2023.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2023.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The current period presentation classifies all changes in collateral posted and collateral received related to derivative instruments on our condensed consolidated statements of cash flows as cash flows from investing activities and cash flows from financing activities, respectively. We believe that the current period presentation provides a more meaningful representation of the nature of the cash flows and allows for greater transparency as the cash flows related to the derivatives impact operating cash flows upon settlement exclusive of the offsetting cash flows from collateral.

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows:

	Three Months Ended March 31, 2022
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$1,242	$(25)	$1,217
Investing activities(3)	(751)	(1)	(752)
Financing activities(4)	(695)	26	(669)
Effect of exchange rates on cash, cash equivalents, and restricted cash	18	—	18
Net decrease in cash, cash equivalents, and restricted cash	$(186)	$—	$(186)
(1) As reported in our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on April 28, 2022.
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

Recently adopted accounting guidance

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance eliminated the accounting designation of a loan modification as a TDR and the measurement guidance for TDRs. The amendments also enhanced existing disclosure requirements and introduced new requirements related to modifications of receivables due from borrowers experiencing financial difficulty. Additionally, this guidance required entities to disclose gross charge-offs by year of origination for financing receivables, such as loans and interest receivable. The amended guidance was effective for fiscal years beginning after December 15, 2022 and was required to be applied prospectively, except for the recognition and measurement of TDRs, which could be applied on a modified retrospective basis. We adopted this guidance effective January 1, 2023 on a prospective basis. Our financial statements were not materially impacted upon adoption. For additional information, see “Note 11—Loans and Interest Receivable.”

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Primary geographical markets
U.S.	$4,147	$3,671
Other countries(1)	2,893	2,812
Total net revenues(2)	$7,040	$6,483

Revenue category
Transaction revenues	$6,364	$5,998
Revenues from other value added services	676	485
Total net revenues(2)	$7,040	$6,483
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $451 million and $187 million for the three months ended March 31, 2023 and 2022, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

Net revenues are attributed to the country in which the party paying our fee is located.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$795	$509
Denominator:
Weighted average shares of common stock - basic	1,129	1,163
Dilutive effect of equity incentive awards	5	9
Weighted average shares of common stock - diluted	1,134	1,172
Net income (loss) per share:
Basic	$0.70	$0.44
Diluted	$0.70	$0.43
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	14	6

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in the three months ended March 31, 2023 and 2022.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2023:

	December 31, 2022	Goodwill Acquired	Adjustments	March 31, 2023
	(In millions)
Total goodwill	$11,209	$—	$(14)	$11,195

The adjustments to goodwill during the three months ended March 31, 2023 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	March 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,596	$(1,062)	$534	7	$1,664	$(1,092)	$572	7
Marketing related	394	(343)	51	5	395	(339)	56	5
Developed technology	1,079	(1,037)	42	3	1,099	(1,048)	51	3
All other	439	(336)	103	7	438	(329)	109	7
Intangible assets, net	$3,508	$(2,778)	$730		$3,596	$(2,808)	$788

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In the three months ended March 31, 2023, we retired approximately $84 million of fully amortized intangible assets, of which $65 million and $19 million were included in customer lists and user base and developed technology, respectively. Amortization expense for intangible assets was $57 million and $118 million for the three months ended March 31, 2023 and 2022, respectively.

Expected future intangible asset amortization as of March 31, 2023 was as follows (in millions):

Fiscal years:
Remaining 2023	$160
2024	195
2025	159
2026	102
2027	64
Thereafter	50
Total	$730

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

As of March 31, 2023, we had no finance leases.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Lease expense
Operating lease expense	$41	$42
Sublease income	(2)	(2)
Lease expense, net	$39	$40

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$41
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$(1)	$83
Other non-cash ROU lease asset activity	$(21)	$(10)

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
	(In millions, except weighted-average figures)
Operating ROU lease assets	$512	$574
Current operating lease liabilities	151	151
Operating lease liabilities	529	569
Total operating lease liabilities	$680	$720
Weighted-average remaining lease term—operating leases	5.7 years	5.7 years
Weighted-average discount rate—operating leases	4%	3%

Future minimum lease payments for our operating leases as of March 31, 2023 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2023	$130
2024	157
2025	116
2026	106
2027	93
Thereafter	155
Total	$757
Less: present value discount	(77)
Lease liability	$680

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

In the three months ended March 31, 2023 and 2022, we incurred asset impairment charges of $39 million and $16 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments included a reduction to our ROU lease assets in the amount of $21 million and $10 million, respectively, which was attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased.

As of March 31, 2023, we entered into additional operating leases primarily for real estate, which will commence in the second quarter of 2023 or later, with minimum lease payments aggregating to $13 million and lease terms ranging from four to six years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, and Litecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodian holds the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of March 31, 2023, we utilize one third-party custodian; as such, there is concentration risk in the event the custodian is not able to perform in accordance with our agreement.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of March 31, 2023, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value. The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Bitcoin	$499	$291
Ethereum	362	250
Other	82	63
Crypto asset safeguarding liability	$943	$604
Crypto asset safeguarding asset	$943	$604

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(35)	150	(20)	27	(41)	81
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	76	(25)	—	—	—	51
Net current period other comprehensive income (loss)	(111)	175	(20)	27	(41)	30
Ending balance	$—	$(416)	$(595)	$26	$87	$(898)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	44	(293)	(95)	21	62	(261)
Less: Amount of gain reclassified from AOCI	47	—	—	—	—	47
Net current period other comprehensive income (loss)	(3)	(293)	(95)	21	62	(308)
Ending balance	$196	$(380)	$(365)	$45	$60	$(444)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statements of Income (Loss)
	Three Months Ended March 31,
	2023	2022
	(In millions)
Gains on cash flow hedges—foreign currency exchange contracts	$76	$47	Net revenues
Losses on investments	(23)	—	Net revenues
Losses on investments	(2)	—	Other income (expense), net
	51	47	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$51	$47	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Interest income	$108	$15
Interest expense	(87)	(59)
Net gains (losses) on strategic investments	48	14
Other	6	(52)
Other income (expense), net	$75	$(82)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS
The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$10,580	$11,363
Time deposits	100	95
Available-for-sale debt securities	18,181	17,349
Funds receivable	6,415	7,550
Total funds receivable and customer accounts	$35,276	$36,357
Short-term investments:
Time deposits	$478	$482
Available-for-sale debt securities	3,068	2,593
Restricted cash	13	17
Total short-term investments	$3,559	$3,092
Long-term investments:
Time deposits	$65	$55
Available-for-sale debt securities	2,347	2,817
Strategic investments	2,220	2,146
Total long-term investments	$4,632	$5,018

As of March 31, 2023 and December 31, 2022, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2023(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,665	$2	$(175)	$9,492
Foreign government and agency securities	1,189	—	(26)	1,163
Corporate debt securities	1,556	—	(63)	1,493
Asset-backed securities	1,389	—	(16)	1,373
Municipal securities	486	1	(2)	485
Commercial paper	3,679	1	(6)	3,674
Short-term investments:
U.S. government and agency securities	814	—	(2)	812
Foreign government and agency securities	817	—	(12)	805
Corporate debt securities	1,006	—	(23)	983
Asset-backed securities	406	—	(7)	399
Commercial paper	69	—	—	69
Long-term investments:
U.S. government and agency securities	493	—	(30)	463
Foreign government and agency securities	222	—	(11)	211
Corporate debt securities	601	—	(33)	568
Asset-backed securities	1,119	—	(14)	1,105
Total available-for-sale debt securities(2)	$23,511	$4	$(420)	$23,095
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $80 million and $65 million at March 31, 2023 and December 31, 2022, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2023 and December 31, 2022, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2023(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,471	$(37)	$3,972	$(138)	$7,443	$(175)
Foreign government and agency securities	200	(5)	876	(21)	1,076	(26)
Corporate debt securities	—	—	1,442	(63)	1,442	(63)
Asset-backed securities	751	(7)	486	(9)	1,237	(16)
Municipal securities	332	(2)	—	—	332	(2)
Commercial paper	3,042	(6)	—	—	3,042	(6)
Short-term investments:
U.S. government and agency securities	143	—	74	(2)	217	(2)
Foreign government and agency securities	50	—	514	(12)	564	(12)
Corporate debt securities	29	—	779	(23)	808	(23)
Asset-backed securities	139	(2)	178	(5)	317	(7)
Commercial paper	69	—	—	—	69	—
Long-term investments:
U.S. government and agency securities	—	—	463	(30)	463	(30)
Foreign government and agency securities	32	(1)	179	(10)	211	(11)
Corporate debt securities	—	—	559	(33)	559	(33)
Asset-backed securities	651	(5)	371	(9)	1,022	(14)
Total available-for-sale debt securities	$8,909	$(65)	$9,893	$(355)	$18,802	$(420)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the three months ended March 31, 2023, we received $1.1 billion in proceeds from the sale of available-for-sale debt securities incurring gross realized losses of $25 million, which were determined using the specific identification method.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2023
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,117	$12,977
After one year through five years	8,115	7,862
After five years through ten years	2,205	2,183
After ten years	74	73
Total	$23,511	$23,095

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $398 million and $323 million as of March 31, 2023 and December 31, 2022, respectively.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we had non-marketable equity securities of $142 million and $136 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss). The carrying value of our non-marketable equity securities totaled $1.8 billion for both March 31, 2023 and December 31, 2022.

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Carrying amount, beginning of period	$1,687	$1,268
Adjustments related to non-marketable equity securities:
Net additions(1)	16	4
Gross unrealized gains	22	197
Gross unrealized losses and impairments	(45)	—
Carrying amount, end of period	$1,680	$1,469
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when Measurement Alternative is subsequently elected or no longer applies.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
	(In millions)
Cumulative gross unrealized gains	$1,159	$1,137
Cumulative gross unrealized losses and impairments	$(173)	$(131)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net unrealized gains (losses)	$52	$(36)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$153	$—	$153
Short-term investments(2):
U.S. government and agency securities	812	—	812
Foreign government and agency securities	805	—	805
Corporate debt securities	983	—	983
Asset-backed securities	399	—	399
Commercial paper	69	—	69
Total short-term investments	3,068	—	3,068
Funds receivable and customer accounts(3):
U.S. government and agency securities	9,493	—	9,493
Foreign government and agency securities	1,532	—	1,532
Corporate debt securities	1,624	—	1,624
Asset-backed securities	1,373	—	1,373
Municipal securities	485	—	485
Commercial paper	3,674	—	3,674
Total funds receivable and customer accounts	18,181	—	18,181
Derivatives	156	—	156
Crypto asset safeguarding asset	943	—	943
Long-term investments(2),(4):
U.S. government and agency securities	463	—	463
Foreign government and agency securities	211	—	211
Corporate debt securities	568	—	568
Asset-backed securities	1,105	—	1,105
Marketable equity securities	398	398	—
Total long-term investments	2,745	398	2,347
Total financial assets	$25,246	$398	$24,848
Liabilities:
Derivatives	$267	$—	$267
Crypto asset safeguarding liability	943	—	943
Total financial liabilities	$1,210	$—	$1,210
(1) Excludes cash of $6.9 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $13 million and time deposits of $543 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $17.1 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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
Long-term investments(2), (4):
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

As of March 31, 2023 and December 31, 2022, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value of our available-for-sale debt securities under the fair value option as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Funds receivable and customer accounts	$501	$481

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Funds receivable and customer accounts	$7	$(34)

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of March 31, 2023 and December 31, 2022 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively:

	March 31, 2023	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Non-marketable equity securities measured using the Measurement Alternative(1)	$138	$100	$38
Other assets(2)	47	47	—
Total	$185	$147	$38
(1) Excludes non-marketable equity securities of $1.5 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2023.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the three months ended March 31, 2023. See “Note 6—Leases” for additional information.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2022	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Non-marketable equity investments measured using the Measurement Alternative(1)	$1,122	$724	$398
Other assets(2)	165	165	—
Total	$1,287	$889	$398
(1) Excludes non-marketable equity securities of $565 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2022.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2022. See “Note 6—Leases” for additional information.

We measure the non-marketable equity securities accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Non-marketable equity securities that have been remeasured during the period based on observable price changes are classified within Level 2 in the fair value hierarchy because we estimate the fair value based on valuation methods which only include significant inputs that are observable, such as the observable transaction price at the transaction date. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using significant unobservable inputs such as when we remeasure due to impairment and use discount rates, forecasted cash flows, and market data of comparable companies, among others.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $444 million and fair value of approximately $351 million as of March 31, 2023. Our notes receivable had a carrying value of approximately $441 million and fair value of approximately $396 million as of December 31, 2022. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.5 billion for both March 31, 2023 and December 31, 2022. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash flow hedges

We have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency exchange risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues denominated in foreign currencies. The objective of these foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of March 31, 2023, we estimated that net derivative gains related to our cash flow hedges included in AOCI, which are expected to be reclassified into earnings within the next 12 months, were de minimis. During the three months ended March 31, 2023 and 2022, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of March 31, 2023 and December 31, 2022 was as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$90	$167
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	19	15
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	47	62
Total derivative assets		$156	$244

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$78	$68
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	111	133
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	78	97
Total derivative liabilities		$267	$298

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $62 million as of March 31, 2023 and $70 million as of December 31, 2022.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	March 31, 2023	December 31, 2022
	(In millions)
Cash collateral posted(1)	$46	$24
Cash collateral received(2)	$74	$203
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2023		2022
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,040	$75	$6,483	$(82)

Gains on derivatives in cash flow hedging relationship:
Amount of gains on foreign currency exchange contracts reclassified from AOCI	76	—	47	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign currency exchange contracts excluded from the assessment of effectiveness	—	30	—	9
Losses on derivatives not designated as hedging instruments:
Amount of losses on foreign currency exchange contracts	—	(75)	—	(39)
Total gains (losses)	$76	$(45)	$47	$(30)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
	(In millions)
Unrealized (losses) gains on foreign exchange contracts designated as cash flow hedges	$(35)	$44
Unrealized gains on foreign exchange contracts designated as net investment hedges	27	21
Total unrealized (losses) gains recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$(8)	$65

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

	March 31, 2023	December 31, 2022
	(In millions)
Foreign exchange contracts designated as hedging instruments	$7,118	$7,149
Foreign exchange contracts not designated as hedging instruments	10,496	11,840
Total	$17,614	$18,989

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 11—LOANS AND INTEREST RECEIVABLE

CONSUMER RECEIVABLES

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the United Kingdom (“U.K.”), which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. The majority of the installment loans allow consumers to pay for purchases over periods of 12 months or less. Beginning in June 2022, we have purchased receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for servicing functions related to that portfolio. During the three months ended March 31, 2023, we purchased approximately $268 million in consumer receivables. As of March 31, 2023 and December 31, 2022, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $6.1 billion and $5.9 billion, respectively, net of the participation interest sold to the partner institution of $23 million and $17 million, respectively.

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

The following tables present the delinquency status and gross charge-offs of consumer loans and interest receivable by year of origination. The amounts are based on the number of days past the billing date for revolving loans or contractual repayment date for installment loans. The “current” category represents balances that are within 29 days of the billing date or contractual repayment date, as applicable.

March 31, 2023
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2023	2022	2021	2020	2019	Total	Percent
Consumer loans and interest receivable:
Current	$1,892	$2,948	$947	$82	$—	$—	$5,869	96.7%
30 - 59 Days	26	18	19	1	—	—	64	1.1%
60 - 89 Days	16	2	30	1	—	—	49	0.8%
90 - 179 Days	33	—	49	3	—	—	85	1.4%
Total(1)	$1,967	$2,968	$1,045	$87	$—	$—	$6,067	100%
Gross charge-offs for the three months ended March 31, 2023	$31	$—	$45	$2	$—	$—	$78
(1) Excludes receivables from other consumer credit products of $11 million at March 31, 2023.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

December 31, 2022
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2022	2021	2020	2019	2018	Total	Percent
Consumer loans and interest receivable:
Current	$1,850	$3,726	$123	$—	$—	$—	$5,699	97.1%
30 - 59 Days	23	26	2	—	—	—	51	0.9%
60 - 89 Days	15	20	2	—	—	—	37	0.6%
90 - 179 Days	34	47	4	—	—	—	85	1.4%
Total(1)	$1,922	$3,819	$131	$—	$—	$—	$5,872	100%
(1) Excludes receivables from other consumer credit products of $11 million at December 31, 2022.

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$322	$25	$347	$243	$43	$286
Provisions	95	6	101	43	6	49
Charge-offs	(71)	(7)	(78)	(42)	(9)	(51)
Recoveries	7	—	7	3	—	3
Other(2)	4	—	4	(6)	(1)	(7)
Ending balance	$357	$24	$381	$241	$39	$280
(1) Excludes allowances from other consumer credit products of nil and $3 million at March 31, 2023 and 2022, respectively.
(2) Includes amounts related to foreign currency remeasurement.

The provision for the three months ended March 31, 2023 was primarily attributable to growth in the consumer receivable portfolio. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions and the financial health of our borrowers.

The increase in charge-offs for the three months ended March 31, 2023 compared to the same period in the prior year was due to the expansion of our installment credit products.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
MERCHANT RECEIVABLES

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for servicing functions related to that portfolio. During the three months ended March 31, 2023 and 2022, we purchased approximately $666 million and $605 million in merchant receivables, respectively. As of both March 31, 2023 and December 31, 2022, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $2.1 billion, net of the participation interest sold to the partner institution of $91 million and $97 million, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Merchant receivables delinquency and allowance

The following tables present the delinquency status and gross charge-offs of merchant loans, advances, and interest and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the expected repayment date or contractual repayment date, as applicable.

March 31, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$788	$965	$12	$47	$34	$1,846	89.8%
30 - 59 Days	8	52	4	3	3	70	3.4%
60 - 89 Days	1	39	3	2	2	47	2.3%
90 - 179 Days	—	74	5	3	3	85	4.1%
180+ Days	—	2	2	1	2	7	0.4%
Total	$797	$1,132	$26	$56	$44	$2,055	100%
Gross charge-offs for the three months ended March 31, 2023	$—	$43	$6	$6	$2	$57

December 31, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,826	$20	$57	$42	$2	$1,947	90.7%
30 - 59 Days	63	7	3	4	—	77	3.6%
60 - 89 Days	34	4	4	2	—	44	2.0%
90 - 179 Days	55	9	3	3	—	70	3.3%
180+ Days	1	2	2	3	—	8	0.4%
Total	$1,979	$42	$69	$54	$2	$2,146	100%

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the three months ended March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$230	$18	$248	$192	$9	$201
Provisions	49	10	59	5	1	6
Charge-offs	(51)	(6)	(57)	(21)	(2)	(23)
Recoveries	7	—	7	9	—	9
Ending balance	$235	$22	$257	$185	$8	$193

The provision for the three months ended March 31, 2023 was primarily attributable to originations in the merchant portfolio and a deterioration in credit quality of loans outstanding. Qualitative adjustments were made to account for uncertainty around the financial health of our borrowers including the effectiveness of loan modification programs made available to merchants in previous years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The increase in the charge-offs for the three months ended March 31, 2023 compared to the same period in the prior year was due to the expansion of acceptable risk parameters in 2022, which resulted in a deterioration of the overall credit quality of loans outstanding.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment in the last 60 days. Bankrupt accounts are charged off within 60 days after receipt of notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses on our condensed consolidated statements of income (loss), and the provision for interest and fees receivable is recognized as a reduction of deferred revenue in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

NOTE 12—DEBT

FIXED RATE NOTES

In May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $3.0 billion, $4.0 billion and $5.0 billion, respectively. The notes issued from the May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

As of both March 31, 2023 and December 31, 2022, we had an outstanding aggregate principal amount of $10.4 billion related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	March 31, 2023	December 31, 2022
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	1,250	1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.350% notes	6/1/2023	1.55%	418	418
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500
Total term debt			$10,418	$10,418

Unamortized premium (discount) and issuance costs, net			(72)	(74)
Less: current portion of term debt(1)			(418)	(418)
Total carrying amount of term debt			$9,928	$9,926
(1) The current portion of term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $83 million and $56 million for the three months ended March 31, 2023 and 2022, respectively.

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $678 million as of March 31, 2023). As of March 31, 2023 and December 31, 2022, ¥73.3 billion (approximately $553 million) and ¥64.3 billion (approximately $491 million), respectively, were outstanding under the Paidy Credit Agreement, which was recorded in long-term debt on our condensed consolidated balance sheet. At March 31, 2023, ¥16.7 billion (approximately $125 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three months ended March 31, 2023 and 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.
FUTURE PRINCIPAL PAYMENTS

As of March 31, 2023, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2023	$418
2024	1,250
2025	1,000
2026	1,250
2027	500
Thereafter	6,000
Total	$10,418

Other than as provided above, there were no significant changes to the information disclosed in our 2022 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of March 31, 2023 and December 31, 2022, approximately $5.3 billion and $4.9 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of March 31, 2023. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

AUSTRAC had notified PPAU that its enforcement team was investigating the matters reported upon by the external auditor in its August 31, 2020 final report. As a resolution of this investigation, on March 17, 2023, AUSTRAC’s Chief Executive Officer accepted an enforceable undertaking from PPAU in relation to the self-reported issues.

The enforceable undertaking does not include a monetary penalty. The entry into and compliance with the enforceable undertaking will not require a change to our business practices in a manner that could result in a material loss, require significant management time, result in the diversion of significant operational resources, or otherwise adversely affect our business.

PPAU is required to deliver an Assurance Action Plan (“AAP”) under the enforceable undertaking to demonstrate that the governance and oversight arrangements following the remedial work completed by PPAU are sustainable and appropriate. The enforceable undertaking requires PPAU to appoint an external auditor by June 30, 2023 to assess the appropriateness, sustainability and efficacy of the actions to be taken under the AAP. The external auditor’s final report to PPAU and AUSTRAC is due on or before April 16, 2024. The successful completion of the enforceable undertaking is subject to AUSTRAC’s ultimate review and decision based on the external auditor’s final report. We cannot predict the outcome of the external auditor’s final report or AUSTRAC’s decision.

Any failure to comply with the enforceable undertaking could result in penalties or require us to change our business practices.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Kang Securities Action”). The Kang Securities Action asserts claims relating to our disclosure of a CID from the CFPB related to the marketing and use of PayPal Credit in connection with certain merchants that provide educational services and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Kang Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Kang Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and former Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 consent order with the CFPB, federal consumer financial laws, and Regulation II. On August 8, 2022, the court granted Defendants’ motion to dismiss the amended complaint in its entirety, and granted Lead Plaintiff’s request for leave to file a further amended complaint. On September 16, 2022, Lead Plaintiff filed a Second Amended Complaint (the “SAC”), which asserts the same claims against the same Defendants based on the same alleged conduct as the prior complaint. Defendants moved to dismiss the SAC on November 3, 2022. On April 27, 2023, the Court granted Defendants’ motion and dismissed the SAC in its entirety with prejudice. Plaintiffs’ deadline to file a notice of appeal is May 30, 2023.

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

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Sections 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, as well as its Chief Executive Officer, Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. On April 4, 2023, a putative shareholder derivative action captioned Nelson v. Daniel Schulman, et. al., Case No. 23-cv-01913, was filed in the U.S. District Court for the District of New Jersey (the “Nelson Action”) purportedly on behalf of the Company. The Shah and Nelson Actions are based on the same alleged facts and circumstances as the PPH Securities Action, and name certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Shah and Nelson Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and violations of the Securities Exchange Act of 1934, and seek to recover damages on behalf of the Company. The Shah and Nelson Actions have been stayed pending further developments in the PPH Securities Action.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At March 31, 2023 and December 31, 2022, the allowance for transaction losses was $58 million and $66 million, respectively. The allowance for negative customer balances was $260 million and $212 million at March 31, 2023 and December 31, 2022, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Beginning balance	$278	$355
Provision	300	322
Realized losses	(265)	(390)
Recoveries	5	32
Ending balance	$318	$319

NOTE 14—STOCK REPURCHASE PROGRAMS

During the three months ended March 31, 2023, we repurchased approximately 19 million shares of our common stock for approximately $1.4 billion at an average price of $76.60, excluding excise tax. These shares were purchased in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of March 31, 2023, a total of approximately $14.4 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we reflected the applicable excise tax in treasury stock on our condensed consolidated balance sheet.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant, and recognized over the award’s vesting period.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Customer support and operations	$72	$73
Sales and marketing	43	45
Technology and development	148	136
General and administrative	94	188
Total stock-based compensation expense	$357	$442
Capitalized stock-based compensation expense	$11	$16
NOTE 16—INCOME TAXES

Our effective tax rate for the three months ended March 31, 2023 and 2022 was 26% and 19%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments, including tax expense related to stock-based compensation.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the three months ended March 31, 2023 were $117 million. We primarily incurred employee severance and benefits costs, substantially all of which have been accrued for as of March 31, 2023.

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2023:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2023	$24
Charges	117
Payments	(45)
Accrued liability as of March 31, 2023	$96

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. This effort focused on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three months ended March 31, 2022 were $20 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under this strategic reduction. The strategic actions associated with this plan were substantially completed by the fourth quarter of 2022.

Additionally, we are continuing to review our facility needs due to our new and evolving work models. In the three months ended March 31, 2023 and 2022, we incurred asset impairment charges of $39 million and $16 million, respectively, due to exiting of certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information. We also incurred a loss of $8 million upon designation of an owned property as held for sale in the three months ended March 31, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

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

Information security

Information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and enable us to effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our information security risks, see Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of the transition period on December 31, 2020. PayPal (Europe) S.à.r.l. et Cie, SCA operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new U.K. authorizations by the U.K. financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10‑Q.

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

	Three Months Ended March 31,
	2023	2022
Net revenues generated from the U.K.	7%	8%
Net revenues generated from the EU	18%	18%

	March 31, 2023	December 31, 2022
Gross loans and interest receivable due from customers in the U.K.	28%	29%
Gross loans and interest receivable due from customers in the EU	28%	28%

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around the duration and severity of the coronavirus pandemic, the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2023	2022
	(In millions, except percentages and per share data)
Net revenues	$7,040	$6,483	9%
Operating expenses	6,041	5,772	5%
Operating income	$999	$711	41%
Operating margin	14%	11%	**
Other income (expense), net	$75	$(82)	191%
Income tax expense	279	120	133%
Effective tax rate	26%	19%	**
Net income (loss)	$795	$509	56%
Net income (loss) per diluted share	$0.70	$0.43	61%
Net cash provided by operating activities(1)	$1,170	$1,217	(4)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
(1) Prior period amounts have been revised to conform to the current period presentation. Refer to “Note 1—Overview and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Form 10-Q for additional information.
** Not meaningful.

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Net revenues increased $557 million, or 9%, in the three months ended March 31, 2023 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 10%.

Total operating expenses increased $269 million, or 5%, in the three months ended March 31, 2023 compared to the same period of the prior year due primarily to an increase in transaction expense, and to a lesser extent, an increase in restructuring and other charges, partially offset by reductions in sales and marketing expense, general and administrative expense, and technology and development expense.

Operating income increased by $288 million, or 41%, in the three months ended March 31, 2023 compared to the same period of the prior year due to net revenues growing faster than operating expenses. Our operating margin was 14% and 11% in the three months ended March 31, 2023 and 2022, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of an increase in transaction expense.

Net income increased $286 million, or 56%, in the three months ended March 31, 2023 as compared to the same period of the prior year due to the previously discussed increase in operating income of $288 million and an increase in other income (expense), net of $157 million driven primarily by higher interest income due to an increase in interest rates, partially offset by an increase in income tax expense of $159 million driven primarily by higher tax expense on higher income before taxes and discrete tax adjustments.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 41% and 43% of our net revenues from customers domiciled outside of the U.S. in the three months ended March 31, 2023 and 2022, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.

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

In the three months ended March 31, 2023, year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2023
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(139)
Hedging impact	76
Unfavorable impact to net revenues	(63)
Favorable impact to operating expense	78
Net favorable impact to operating income	$15

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

Given that we also have foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional foreign currency exchange exposure management program in which we use foreign currency exchange contracts to help offset the impact of foreign currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts. These foreign currency exchange contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.

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

•An active account is an account registered directly with PayPal or a platform access partner that has completed a transaction on our platform, not including gateway-exclusive transactions, within the past 12 months. A platform access partner is a third party whose customers are provided access to PayPal’s platform or services through such third party’s login credentials, including individuals and entities that utilize Hyperwallet’s payout capabilities. A user may register on our platform to access different products and may register more than one account to access a product. Accordingly, a user may have more than one active account. The number of active accounts provides management with additional perspective on the overall scale of our platform, but may not have a direct relationship to our operating results.

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

Net revenue analysis

The components of our net revenues for the three months ended March 31, 2023 and 2022 were as follows (in millions):

$7,040
$676
$6,364
$6,483
$485
$5,998
Q1 2023
Q1 2022
Transaction revenues
Revenues from other value added services

Transaction revenues

Transaction revenues grew by $366 million, or 6%, in the three months ended March 31, 2023 compared to the same period of the prior year driven primarily by growth in TPV (in particular growth in our unbranded card processing volume, which consists primarily of our Braintree products and services) and the number of payment transactions on our payments platform. The growth in transaction revenues in the three months ended March 31, 2023 was partially offset by a decline in revenues from our core PayPal products and services, including fee revenue from foreign exchange.

The graphs below present the respective key metrics (in millions) for the three months ended March 31, 2023 and 2022:
*Reflects active accounts at the end of the applicable period.

The following table provides a summary of related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2023	2022
Number of payment transactions per active account	53.1	47.0	13%
Percent of cross-border TPV	13%	14%	**
** Not meaningful

We had active accounts of 433 million and 429 million as of March 31, 2023 and 2022, respectively, an increase of 1%. Our total number of payment transactions was 5.8 billion and 5.2 billion for the three months ended March 31, 2023 and 2022, respectively, an increase of 13%. TPV was $355 billion and $323 billion for the three months ended March 31, 2023 and 2022, respectively, an increase of 10%.

Transaction revenues grew more slowly than growth in TPV and the number of payment transactions in the three months ended March 31, 2023 compared to the same period in the prior year due primarily to a decline in revenues from core PayPal products and services and foreign currency exchange fees.

Revenues from other value added services

Revenues from other value added services increased $191 million, or 39%, in the three months ended March 31, 2023 compared to the same period in the prior year primarily attributable to increases in interest earned on certain assets underlying customer account balances resulting from higher interest rates and interest and fee revenue on our loans receivable portfolio driven by consumer interest-bearing installment loans and our PayPal Business Loan (“PPBL”) products.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2023	2022
	(In millions, except percentages)
Transaction expense	$3,283	$2,817	17%
Transaction and credit losses	442	369	20%
Customer support and operations	488	534	(9)%
Sales and marketing	436	594	(27)%
Technology and development	721	815	(12)%
General and administrative	507	607	(16)%
Restructuring and other charges	164	36	356%
Total operating expenses	$6,041	$5,772	5%
Transaction expense rate(1)	0.93%	0.87%	**
Transaction and credit loss rate(2)	0.12%	0.11%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three months ended March 31, 2023 and 2022 was as follows (in millions):

Transaction expense increased by $466 million, or 17%, in the three months ended March 31, 2023 compared to the same period of the prior year due primarily to the 10% increase in TPV for the three months ended March 31, 2023 and unfavorable changes in product mix. The increase in the transaction expense rate for the three months ended March 31, 2023 compared to the same period of the prior year was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services, partially offset by favorable impacts resulting from certain third-party pricing reductions and favorable changes in regional mix with respect to our core PayPal products. For the three months ended March 31, 2023 and 2022, approximately 35% and 36% of TPV, respectively, was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three months ended March 31, 2023 and 2022 were as follows (in millions):

Transaction and credit losses increased by $73 million, or 20%, in the three months ended March 31, 2023 compared to the same period of the prior year.

Transaction losses were $300 million in the three months ended March 31, 2023 compared to $322 million in the three months ended March 31, 2022, a decrease of $22 million, or 7%. Transaction loss rate (transaction losses divided by TPV) was 0.08% for the three months ended March 31, 2023, compared to 0.10% for the three months ended March 31, 2022. The decrease in transaction losses in the three months ended March 31, 2023 was primarily due to benefits from risk mitigation strategies particularly with our Venmo products.

Credit losses increased by $95 million in the three months ended March 31, 2023 compared to the same period of the prior year. The components of credit losses for the three months ended March 31, 2023 and 2022 were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net charge-offs(1)	$110	$52
Reserve build (release)(2)	32	(5)
Credit losses	$142	$47
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

The provision in the three months ended March 31, 2023 was attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding. The provision in the three months ended March 31, 2022 was attributable to loan originations in that period, partially offset by improvements in the credit quality of loans outstanding and a reduction in the volatility of model inputs representing current and projected macroeconomic conditions at that time. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions and around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants in previous years.

The consumer loans and interest receivable balance as of March 31, 2023 and 2022 was $6.1 billion and $4.1 billion, respectively, net of participation interest sold, representing a year-over-year increase of 47% driven by the expansion of our installment credit products. Approximately 36% and 48% of our consumer loans receivable outstanding as of March 31, 2023 and 2022, respectively, were due from consumers in the U.K. The decline in the percentage of consumer loans receivable outstanding in the U.K. at March 31, 2023 compared to March 31, 2022 was due to overall growth in the consumer loan receivables portfolio, particularly from installment credit products in other markets including Germany, the U.S., and Japan.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2023	2022
Percent of consumer loans and interest receivable current	96.7%	96.9%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.4%	1.4%
Net charge-off rate(2)	4.4%	3.9%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of March 31, 2023 were $2.1 billion, compared to $1.5 billion as of March 31, 2022, representing a year-over-year increase of 33%. The increase in merchant loans, advances, and interest and fees receivable outstanding was due primarily to growth in our PayPal Business Loan products in the U.S. Approximately 84% and 5% of our merchant receivables outstanding as of March 31, 2023 were due from merchants in the U.S. and U.K., respectively, as compared to 83% and 7%, respectively, as of March 31, 2022.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	March 31,
	2023	2022
Percent of merchant loans, advances, and interest and fees receivable current	89.8%	92.6%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	4.5%	2.9%
Net charge-off rate(2)	8.2%	3.2%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The decrease in the percent of current merchant receivables, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge-off rate for merchant receivables at March 31, 2023 as compared to March 31, 2022 were primarily due to the expansion of acceptable risk parameters in 2022, which resulted in a decline in the overall credit quality of loans outstanding.

We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment. During the first quarter of 2023, in response to declining performance, a number of risk mitigation strategies were implemented which resulted in reduced PPBL originations in the quarter. Modifications to the acceptable risk parameters for our consumer credit products did not have a material impact on our consumer loans in the periods presented.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three months ended March 31, 2023 and 2022 were as follows (in millions):

Customer support and operations expenses decreased by $46 million, or 9%, in the three months ended March 31, 2023, compared to the same period of the prior year due primarily to a decline in employee-related costs, customer onboarding and compliance costs, and contractors and consulting costs.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2023 and 2022 were as follows (in millions):
Sales and marketing expenses decreased by $158 million, or 27%, in the three months ended March 31, 2023 compared to the same period of the prior year due primarily to lower spending on marketing campaigns and targeted user incentives and decline in employee-related costs.

Technology and development

Technology and development expenses for the three months ended March 31, 2023 and 2022 were as follows (in millions):
Technology and development expenses decreased by $94 million, or 12%, in the three months ended March 31, 2023 compared to the same period of the prior year due primarily to a decline in costs related to contractors, consultants, and cloud computing services utilized in delivering our products and services along with lower intangible amortization in the current period.

General and administrative

General and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows (in millions):
General and administrative expenses decreased by $100 million, or 16%, in the three months ended March 31, 2023 compared to the same period of the prior year due primarily to a decrease in employee-related expenses driven by a decline in stock-based compensation expense.

Restructuring and other charges

Restructuring and other charges for the three months ended March 31, 2023 and 2022 were as follows (in millions):

Restructuring and other charges increased by $128 million in the three months ended March 31, 2023 compared to the same period of the prior year.

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the three months ended March 31, 2023 were $117 million. We primarily incurred employee severance and benefits costs, substantially all of which have been accrued for as of March 31, 2023. The estimated reduction in annualized employee-related costs associated with the impacted workforce was approximately $280 million, including approximately $85 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. This effort focused on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three months ended March 31, 2022 was $20 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs. The strategic actions associated with this plan were substantially completed by the fourth quarter of 2022.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $39 million and $16 million in the three months ended March 31, 2023 and 2022, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements. We also incurred a loss of $8 million upon designation of an owned property as held for sale in the three months ended March 31, 2023.

Other income (expense), net

Other income (expense), net increased $157 million in the three months ended March 31, 2023 compared to the same period of the prior year due primarily to higher interest income resulting from an increase in interest rates. Other income (expense), net in the three months ended March 31, 2023 was also positively impacted by foreign exchange gains in the current period compared to losses in the prior period primarily from actions taken in connection with our decision to suspend transactional services in Russia, and higher net gains on strategic investments. These factors favorably impacting other income (expense), net were partially offset by an increase in interest expense due in part to incremental expense from our May 2022 fixed rate debt.

Income tax expense

Our effective income tax rate was 26% and 19% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective income tax rate for the three months ended March 31, 2023 compared to the same period of the prior year was due primarily to a decrease in tax benefits associated with discrete tax adjustments and an increase in tax expense associated with higher net gains on strategic investments.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$13,059	$13,723
(1) Excludes assets related to funds receivable and customer accounts of $35.3 billion and $36.4 billion at March 31, 2023 and December 31, 2022, respectively.
(2) Excludes total restricted cash of $13 million and $17 million at March 31, 2023 and December 31, 2022, respectively, and strategic investments of $2.2 billion and $2.1 billion as of March 31, 2023 and December 31, 2022, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $8.9 billion at March 31, 2023 and $8.6 billion at December 31, 2022, or 68% and 62% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2022, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$1,170	$1,217
Investing activities(1)	34	(752)
Financing activities(1)	(2,662)	(669)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(4)	18
Net decrease in cash, cash equivalents, and restricted cash	$(1,462)	$(186)
(1) Prior period amounts have been revised to conform to the current period presentation. Refer to “Note 1—Overview and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Form 10-Q for additional information.

Operating activities

The net cash generated from operating activities of $1.2 billion in the three months ended March 31, 2023 was due primarily to operating income of $1.0 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $442 million, stock-based compensation of $345 million, and depreciation and amortization of $270 million. Cash flows from operating activities was also impacted by changes in other assets and liabilities of $240 million, primarily related to actual cash transaction losses incurred during the period, and changes in income taxes payable of $235 million.

The net cash generated from operating activities of $1.2 billion in the three months ended March 31, 2022 was due primarily to operating income of $711 million, as well as adjustments for non-cash expenses including stock-based compensation of $429 million, provision for transaction and credit losses of $369 million, and depreciation and amortization of $328 million. Cash flows from operating activities was also impacted by changes in other assets and liabilities of $391 million, primarily related to actual cash transaction losses during the period.

In the three months ended March 31, 2023 and 2022, cash paid for income taxes, net was $495 million and $47 million, respectively.

Investing activities

The net cash provided by investing activities of $34 million in the three months ended March 31, 2023 was due primarily to principal repayment of loans receivable of $8.1 billion, maturities and sales of investments of $5.4 billion, and changes in funds receivable from customers of $1.1 billion, offset by purchases and originations of loans receivable of $8.3 billion, purchases of investments of $6.1 billion, and purchases of property and equipment of $170 million.

The net cash used in investing activities of $752 million in the three months ended March 31, 2022 was due primarily to purchases of investments of $8.6 billion, purchases and originations of loans receivable of $5.5 billion, changes in funds receivable from customers of $239 million, and purchases of property and equipment of $191 million. These cash outflows were partially offset by maturities and sales of investments of $8.8 billion and principal repayment of loans receivable of $5.1 billion.

Financing activities

The net cash used in financing activities of $2.7 billion in the three months ended March 31, 2023 was due primarily to the repurchase of $1.4 billion of our common stock under our stock repurchase programs, changes in funds payable and amounts due to customers of $1.0 billion, tax withholdings related to net share settlement of equity awards of $149 million, and changes in collateral received related to derivative instruments, net of $129 million.

The net cash used in financing activities of $669 million in the three months ended March 31, 2022 was due primarily to the repurchase of $1.5 billion of our common stock under our July 2018 stock repurchase program, tax withholdings related to net share settlement of equity awards of $244 million, and repayment of borrowings under a prior credit agreement of $104 million, partially offset by changes in funds payable and amounts due to customers of $863 million and borrowings under our Paidy credit agreements of $286 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the three months ended March 31, 2023 had a negative impact of $4 million on cash, cash equivalents, and restricted cash due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar partially offset by the impact of favorable fluctuations in the exchange rate of the U.S. dollar to the Euro.

Foreign currency exchange rates for the three months ended March 31, 2022 had a positive impact of $18 million on cash, cash equivalents, and restricted cash due primarily to the favorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar partially offset by the impact of unfavorable fluctuations in the exchange rate of the U.S. dollar to the Russian ruble and Japanese yen.

Available credit and debt

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $678 million as of March 31, 2023.) As of March 31, 2023 and December 31, 2022, ¥73.3 billion (approximately $553 million) and ¥64.3 billion (approximately $491 million), respectively, were outstanding under the Paidy Credit Agreement. At March 31, 2023, ¥16.7 billion (approximately $125 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

Other than as described above, there were no significant changes to the available credit and debt disclosed in our 2022 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase programs, or reduce our cost of capital.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2023, we had a total of $3.8 billion in cash withdrawals offsetting our $3.8 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of March 31, 2023, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.S. credit activities. In August 2022, the CSSF approved PayPal’s management designating up to 50% of such balances to fund our credit activities through the end of February 2023. In February 2023, the CSSF agreed that PayPal’s management may continue to designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of March 31, 2023, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.8 billion and represented approximately 39% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

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

Stock repurchases

During the three months ended March 31, 2023, we repurchased approximately $1.4 billion of our common stock in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of March 31, 2023, a total of approximately $14.4 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

Other considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors of our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors of this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

As of March 31, 2023 and December 31, 2022, approximately 54% and 57%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in fair value of our cash equivalents and available-for-sale debt securities investment by approximately $153 million and $161 million at March 31, 2023 and December 31, 2022, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of both March 31, 2023 and December 31, 2022, we had $10.4 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of both March 31, 2023 and December 31, 2022, we also had revolving credit facilities of approximately $5.7 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2023 and December 31, 2022, we had ¥73.3 billion (approximately $553 million) and ¥64.3 billion (approximately $491 million), respectively, outstanding under these credit facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at March 31, 2023 and December 31, 2022, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $716 million and $710 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

We have an additional foreign currency exchange management program in which we use foreign currency exchange contracts to help offset the foreign currency exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign currency exchange contracts.

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $110 million and $173 million at March 31, 2023 and December 31, 2022, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of March 31, 2023 would have positively impacted income before income taxes by approximately $99 million, resulting in a net negative impact of approximately $11 million. Foreign currency exchange contracts in place as of December 31, 2022 would have positively impacted income before income taxes by approximately $144 million, resulting in a net negative impact of approximately $29 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of March 31, 2023 and December 31, 2022, our strategic investments totaled $2.2 billion and $2.1 billion, which represented approximately 15% and 14% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of March 31, 2023, which could be experienced in the near term, would have resulted in an incremental decrease of approximately $222 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investee.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of March 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 10, 2023 (“2022 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2022 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, and legal interpretations in the markets in which we offer services directly or through partners, including, but not limited to, those governing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy, data protection, data governance, cybersecurity, banking secrecy, digital payments, cryptocurrency, payment services (including payment processing and settlement services), lending, fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

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

Lending Regulation

We hold a number of U.S. state lending licenses for our U.S. consumer short-term installment loan product, which is subject to federal and state laws governing consumer credit and debt collection. While the consumer short-term installment loan products that we offer outside the U.S. are generally exempt from primary consumer credit legislation, certain consumer lending laws, consumer protection or banking transparency regulations continue to apply to these products. Increased global regulatory focus on short-term installment products and consumer credit more broadly could result in laws or regulations requiring changes to our policies, procedures, operations, and product offerings, and restrict or limit our ability to offer credit products, and we could be subject to additional compliance and licensure requirements, enforcement action, fines, and litigation if we are found to violate any aspects of applicable law or regulations.

BUSINESS AND OPERATIONS RISKS

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

We may also be subject to fines and other penalties assessed by networks resulting from any rule violations by us or our merchants. The networks set and interpret their rules and have alleged from time to time that various aspects of our business model violate these rules or our agreements with the networks. Such allegations may result in significant fines, penalties, damages, or other liabilities, adversely impact benefits to us under the agreements, or require changes in our business practices that may be costly and adversely affect our business, results of operations and financial condition. The network rules may also increase the cost of, impose restrictions on, or otherwise impact the development of, our products which may negatively affect product deployment and adoption. The networks could adopt new operating rules or interpret or re-interpret existing rules that we or our payment processors might find difficult or impractical to follow, or costly to implement, which could require us to make significant changes to our products, increase our operational costs, and negatively impact our business. If we become unable or limited in our ability to accept certain payment types such as debit or credit cards, our business would be materially and adversely affected.

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

The consequences of Brexit have brought legal uncertainty and increased complexity for financial services firms, which could continue as national laws and regulations in the U.K. differ from EU laws and regulations and additional authorization requirements come into effect. These developments have led and could lead in the future to additional regulatory costs and challenges for us. Specifically, PayPal currently operates in the U.K. within the scope of its passport permissions (as they existed at the end of the transition period) pursuant to the Temporary Permissions Regime pending the grant of new authorizations by the U.K. financial regulators. If we are unable to obtain the required authorizations before the expiry of the longstop dates set by the U.K. regulators under the Temporary Permissions Regime, our European operations could lose their ability to offer services within the U.K. market, or into the U.K. market on a cross-border basis. Our European operations may also be required to comply with legal and regulatory requirements in the U.K. that may be in addition to, or inconsistent with, those of the EEA, in each case, leading to increased complexity and costs.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. As part of our foreign currency hedging activities, we regularly enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and other financial institutions are also lenders under our credit facilities. We regularly monitor our concentration of, and exposure to, counterparty risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

If we are unable, or perceived as unable, to effectively manage customer funds, our business could be harmed.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds being remitted to sellers of goods and services or recipients of peer-to-peer transactions. In certain jurisdictions where we operate, we are required to comply with applicable regulatory requirements with respect to customer balances. Our success is reliant on public confidence in our ability to effectively manage our customers’ balances and handle substantial transaction volumes and amounts of customer funds. Any failure to manage customer funds in compliance with applicable regulatory requirements, or any public loss of confidence in us or our ability to effectively manage customer balances, could lead customers to discontinue or reduce their use of our products or reduce customer balances held with us, which could significantly harm our business.

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

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2023 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of December 31, 2022				$15,861
January 1, 2023 through January 31, 2023	5.9	$78.31	5.9	15,400
February 1, 2023 through February 28, 2023	6.7	$77.80	6.7	14,877
March 1, 2023 through March 31, 2023	6.1	$73.62	6.1	14,429
Balance as of March 31, 2023	18.7		18.7	$14,429
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	May 8, 2023	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date:	May 8, 2023	By:	/s/ Gabrielle Rabinovitch
Gabrielle Rabinovitch
Acting Chief Financial Officer and Senior Vice President, Investor Relations and Treasurer

