Form 10-Q
period 2023-06-30
PayPal Holdings, Inc.
filed 2023-08-03
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.
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
Yes ☐ No  ☒
As of July 27, 2023, there were 1,098,037,471 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,504	$7,776
Short-term investments	4,398	3,092
Accounts receivable, net	928	963
Loans and interest receivable, held for sale	1,903	—
Loans and interest receivable, net of allowances of $617 and $598 as of June 30, 2023 and December 31, 2022, respectively	5,547	7,431
Funds receivable and customer accounts	33,643	36,264
Prepaid expenses and other current assets	2,202	1,898
Total current assets	54,125	57,424
Long-term investments	4,543	5,018
Property and equipment, net	1,589	1,730
Goodwill	11,067	11,209
Intangible assets, net	640	788
Other assets	2,615	2,455
Total assets	$74,579	$78,624
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137	$126
Funds payable and amounts due to customers	37,393	40,014
Accrued expenses and other current liabilities	3,433	4,055
Income taxes payable	791	813
Total current liabilities	41,754	45,008
Deferred tax liability and other long-term liabilities	2,615	2,925
Long-term debt	10,549	10,417
Total liabilities	54,918	58,350
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,102 and 1,136 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 214 and 173 shares as of June 30, 2023 and December 31, 2022, respectively	(19,064)	(16,079)
Additional paid-in-capital	18,943	18,327
Retained earnings	20,778	18,954
Accumulated other comprehensive income (loss)	(996)	(928)
Total equity	19,661	20,274
Total liabilities and equity	$74,579	$78,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share data)
	(Unaudited)
Net revenues	$7,287	$6,806	$14,327	$13,289
Operating expenses:
Transaction expense	3,541	3,044	6,824	5,861
Transaction and credit losses	398	448	840	817
Customer support and operations	492	536	980	1,070
Sales and marketing	465	595	901	1,189
Technology and development	743	815	1,464	1,630
General and administrative	491	514	998	1,121
Restructuring and other charges	24	90	188	126
Total operating expenses	6,154	6,042	12,195	11,814
Operating income	1,133	764	2,132	1,475
Other income (expense), net	170	(715)	245	(797)
Income before income taxes	1,303	49	2,377	678
Income tax expense	274	390	553	510
Net income (loss)	$1,029	$(341)	$1,824	$168

Net income (loss) per share:
Basic	$0.93	$(0.29)	$1.63	$0.14
Diluted	$0.92	$(0.29)	$1.62	$0.14

Weighted average shares:
Basic	1,111	1,158	1,120	1,161
Diluted	1,114	1,158	1,124	1,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
	(Unaudited)
Net income (loss)	$1,029	$(341)	$1,824	$168
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(216)	(300)	(236)	(395)
Net investment hedges CTA gains, net	169	135	196	156
Tax expense on net investment hedges CTA gains, net	(39)	(31)	(45)	(36)
Unrealized (losses) gains on cash flow hedges, net	(23)	213	(134)	210
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	1	(11)	7	(11)
Unrealized gains (losses) on investments, net	13	(164)	188	(457)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(3)	38	(44)	105
Other comprehensive income (loss), net of tax	(98)	(120)	(68)	(428)
Comprehensive income (loss)	$931	$(461)	$1,756	$(260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	795	795
Foreign CTA	—	—	—	(20)	—	(20)
Net investment hedges CTA gains, net	—	—	—	27	—	27
Tax expense on net investment hedges CTA gains, net	—	—	—	(6)	—	(6)
Unrealized losses on cash flow hedges, net	—	—	—	(111)	—	(111)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	6	—	6
Unrealized gains on investments, net	—	—	—	175	—	175
Tax expense on unrealized gains on investments, net	—	—	—	(41)	—	(41)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(157)	—	—	(157)
Common stock repurchased	(19)	(1,443)	—	—	—	(1,443)
Stock-based compensation	—	—	359	—	—	359
Balances at March 31, 2023	1,122	$(17,522)	$18,529	$(898)	$19,749	$19,858
Net income	—	—	—	—	1,029	1,029
Foreign CTA	—	—	—	(216)	—	(216)
Net investment hedges CTA gains, net	—	—	—	169	—	169
Tax expense on net investment hedges CTA gains, net	—	—	—	(39)	—	(39)
Unrealized losses on cash flow hedges, net	—	—	—	(23)	—	(23)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	1
Unrealized gains on investments, net	—	—	—	13	—	13
Tax expense on unrealized gains on investments, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	39	—	—	39
Common stock repurchased	(22)	(1,542)	—	—	—	(1,542)
Stock-based compensation	—	—	375	—	—	375
Balances at June 30, 2023	1,102	$(19,064)	$18,943	$(996)	$20,778	$19,661

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	509	509
Foreign CTA	—	—	—	(95)	—	(95)
Net investment hedges CTA gains, net	—	—	—	21	—	21
Tax expense on net investment hedges CTA gains, net	—	—	—	(5)	—	(5)
Unrealized losses on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized losses on investments, net	—	—	—	(293)	—	(293)
Tax benefit on unrealized losses on investments, net	—	—	—	67	—	67
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	4	—	(273)	—	—	(273)
Common stock repurchased	(11)	(1,500)	—	—	—	(1,500)
Stock-based compensation	—	—	447	—	—	447
Other	—	—	1	—	—	1
Balances at March 31, 2022	1,161	$(13,380)	$17,383	$(444)	$17,044	$20,603
Net loss	—	—	—	—	(341)	(341)
Foreign CTA	—	—	—	(300)	—	(300)
Net investment hedges CTA gains, net	—	—	—	135	—	135
Tax expense on net investment hedges CTA gains, net	—	—	—	(31)	—	(31)
Unrealized gains on cash flow hedges, net	—	—	—	213	—	213
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(11)	—	(11)
Unrealized losses on investments, net	—	—	—	(164)	—	(164)
Tax benefit on unrealized losses on investments, net	—	—	—	38	—	38
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	3	—	51	—	—	51
Common stock repurchased	(8)	(750)	—	—	—	(750)
Stock-based compensation	—	—	324	—	—	324
Balances at June 30, 2022	1,156	$(14,130)	$17,758	$(564)	$16,703	$19,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,824	$168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	840	817
Depreciation and amortization	539	661
Stock-based compensation	708	741
Deferred income taxes	(146)	(457)
Net (gains) losses on strategic investments	(181)	658
Adjustments to loans and interest receivable, held for sale	34	—
Other	(276)	295
Originations of loans receivable, held for sale	(1,521)	—
Proceeds from repayments of loans receivable, originally classified as held for sale	302	—
Changes in assets and liabilities:
Accounts receivable	36	(67)
Accounts payable	(12)	(27)
Income taxes payable	(326)	86
Other assets and liabilities	(851)	(408)
Net cash provided by operating activities	970	2,467
Cash flows from investing activities:
Purchases of property and equipment	(320)	(366)
Proceeds from sales of property and equipment	40	5
Purchases and originations of loans receivable	(15,167)	(12,300)
Proceeds from repayments of loans receivable, originally classified as held for investment	15,990	10,910
Purchases of investments	(10,523)	(13,151)
Maturities and sales of investments	10,742	11,087
Funds receivable	759	(882)
Collateral posted related to derivative instruments, net	(11)	5
Other investing activities	83	30
Net cash provided by (used in) investing activities	1,593	(4,662)
Cash flows from financing activities:
Proceeds from issuance of common stock	82	86
Purchases of treasury stock	(2,961)	(2,250)
Tax withholdings related to net share settlements of equity awards	(200)	(275)
Borrowings under financing arrangements	720	3,288
Repayments under financing arrangements	(942)	(1,686)
Funds payable and amounts due to customers	(2,578)	1,586
Collateral received related to derivative instruments, net	(175)	236
Other financing activities	—	1
Net cash (used in) provided by financing activities	(6,054)	986

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Six Months Ended June 30,
	2023	2022
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(50)	(136)
Net change in cash, cash equivalents, and restricted cash	(3,541)	(1,345)
Cash, cash equivalents, and restricted cash at beginning of period	19,156	18,029
Cash, cash equivalents, and restricted cash at end of period	$15,615	$16,684

Supplemental cash flow disclosures:
Cash paid for interest	$167	$112
Cash paid for income taxes, net	$906	$444

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$5,504	$4,583
Short-term investments	11	22
Funds receivable and customer accounts	10,100	12,079
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$15,615	$16,684

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of June 30, 2023 and December 31, 2022, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of June 30, 2023 and December 31, 2022, the carrying value of our investments in nonconsolidated VIEs was $146 million and $128 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $233 million and $232 million as of June 30, 2023 and December 31, 2022, respectively.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 10, 2023.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2023.

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

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows:

	Six Months Ended June 30, 2022
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$2,708	$(241)	$2,467
Investing activities(3)	(4,667)	5	(4,662)
Financing activities(4)	750	236	986
Effect of exchange rates on cash, cash equivalents, and restricted cash	(136)	—	(136)
Net decrease in cash, cash equivalents, and restricted cash	$(1,345)	$—	$(1,345)
(1) As reported in our Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 3, 2022.
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

Loans and interest receivable, held for sale

Loans and interest receivable, held for sale, represents a portion of our installment consumer receivables that we intend to sell. This portfolio includes the substantial majority of the United Kingdom (“U.K.”) and other European buy now, pay later loan receivables.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of U.K. and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivable, held for sale at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (together, “eligible consumer installment receivables”). Following the closing of this transaction, which is expected to occur in the second half of 2023, the global investment firm will become the owner of the eligible consumer installment receivables and we will no longer hold an ownership interest in these receivables. We will maintain the servicing rights and receive a servicing fee for the entire pool of the eligible consumer installment receivables outstanding.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other charges on our condensed consolidated statements of income (loss). Prior to the decision to sell, this portfolio was reported at outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. At the time of reclassification, any previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease of approximately $33 million in transaction and credit losses in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2023. Interest income on interest bearing held-for-sale loans is accrued and recognized based on the contractual rate of interest.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Primary geographical markets
U.S.	$4,210	$3,863	$8,357	$7,534
Other countries(1)	3,077	2,943	5,970	5,755
Total net revenues(2)	$7,287	$6,806	$14,327	$13,289

Revenue category
Transaction revenues	$6,556	$6,272	$12,920	$12,270
Revenues from other value added services	731	534	1,407	1,019
Total net revenues(2)	$7,287	$6,806	$14,327	$13,289
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $452 million and $296 million for the three months ended June 30, 2023 and 2022, respectively, and $903 million and $483 million for the six months ended June 30, 2023 and 2022, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, hedging gains or losses, and interest earned on certain assets underlying customer balances.

Net revenues are attributed to the country in which the party paying our fee is located.

NOTE 3—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The dilutive effect of outstanding equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. During periods when we report net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items would decrease the net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,029	$(341)	$1,824	$168
Denominator:
Weighted average shares of common stock - basic	1,111	1,158	1,120	1,161
Dilutive effect of equity incentive awards	3	—	4	5
Weighted average shares of common stock - diluted	1,114	1,158	1,124	1,166
Net income (loss) per share:
Basic	$0.93	$(0.29)	$1.63	$0.14
Diluted	$0.92	$(0.29)	$1.62	$0.14
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	25	20	19	12

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 4—BUSINESS COMBINATIONS

There were no acquisitions accounted for as business combinations or divestitures completed in the three and six months ended June 30, 2023 and 2022.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2023:

	December 31, 2022	Goodwill Acquired	Adjustments	June 30, 2023
	(In millions)
Total goodwill	$11,209	$—	$(142)	$11,067

The adjustments to goodwill during the six months ended June 30, 2023 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	June 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,561	$(1,088)	$473	7	$1,664	$(1,092)	$572	7
Marketing related	388	(345)	43	5	395	(339)	56	5
Developed technology	1,068	(1,035)	33	3	1,099	(1,048)	51	3
All other	429	(338)	91	7	438	(329)	109	7
Intangible assets, net	$3,446	$(2,806)	$640		$3,596	$(2,808)	$788

In the three months ended June 30, 2023, we retired approximately $8 million of fully amortized intangible assets, all of which were included in developed technology. In the six months ended June 30, 2023, we retired approximately $92 million of fully amortized intangible assets, of which $65 million and $27 million were included in customer lists and user base and developed technology, respectively. Amortization expense for intangible assets was $58 million and $120 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $115 million and $238 million for the six months ended June 30, 2023 and 2022, respectively.

Expected future intangible asset amortization as of June 30, 2023 was as follows (in millions):

Fiscal years:
Remaining 2023	$102
2024	186
2025	152
2026	95
2027	59
Thereafter	46
Total	$640

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

As of June 30, 2023, we had no finance leases.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Lease expense
Operating lease expense	$39	$43	$80	$85
Sublease income	(2)	(2)	(4)	(4)
Lease expense, net	$37	$41	$76	$81

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$42	$86	$83
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$23	$11	$22	$94
Other non-cash ROU lease asset activity	$(4)	$(15)	$(25)	$(25)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
	(In millions, except weighted-average figures)
Operating ROU lease assets	$495	$574
Current operating lease liabilities	152	151
Operating lease liabilities	509	569
Total operating lease liabilities	$661	$720
Weighted-average remaining lease term—operating leases	5.6 years	5.7 years
Weighted-average discount rate—operating leases	4%	3%

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Future minimum lease payments for our operating leases as of June 30, 2023 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2023	$88
2024	162
2025	118
2026	108
2027	95
Thereafter	164
Total	$735
Less: present value discount	(74)
Lease liability	$661

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

In the three and six months ended June 30, 2023, we incurred asset impairment charges of $4 million and $43 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments in the three and six months ended June 30, 2023 included a reduction to our ROU lease assets in the amount of $4 million and $25 million, respectively, which were attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased. In the three and six months ended June 30, 2022, we incurred asset impairment charges of $19 million and $35 million, respectively, within restructuring and other charges on our condensed consolidated statements of income (loss). The impairments in the three and six months ended June 30, 2022 included a reduction to our ROU lease assets in the amount of $15 million and $25 million, respectively, which were attributed to certain leased space we are no longer utilizing for our business operations, a portion of which is being subleased.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, and Litecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of June 30, 2023, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreement.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of June 30, 2023, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Bitcoin	$532	$291
Ethereum	369	250
Other	115	63
Crypto asset safeguarding liability	$1,016	$604
Crypto asset safeguarding asset	$1,016	$604

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$—	$(416)	$(595)	$26	$87	$(898)
Other comprehensive income (loss) before reclassifications	11	13	(216)	169	(41)	(64)
Less: Amount of gain reclassified from accumulated other comprehensive income (loss) (“AOCI”)	34	—	—	—	—	34
Net current period other comprehensive income (loss)	(23)	13	(216)	169	(41)	(98)
Ending balance	$(23)	$(403)	$(811)	$195	$46	$(996)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$196	$(380)	$(365)	$45	$60	$(444)
Other comprehensive income (loss) before reclassifications	320	(164)	(300)	135	(4)	(13)
Less: Amount of gain reclassified from AOCI	107	—	—	—	—	107
Net current period other comprehensive income (loss)	213	(164)	(300)	135	(4)	(120)
Ending balance	$409	$(544)	$(665)	$180	$56	$(564)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(24)	163	(236)	196	(82)	17
Less: Amount of gain (loss) reclassified from AOCI	110	(25)	—	—	—	85
Net current period other comprehensive income (loss)	(134)	188	(236)	196	(82)	(68)
Ending balance	$(23)	$(403)	$(811)	$195	$46	$(996)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	364	(457)	(395)	156	58	(274)
Less: Amount of gain reclassified from AOCI	154	—	—	—	—	154
Net current period other comprehensive income (loss)	210	(457)	(395)	156	58	(428)
Ending balance	$409	$(544)	$(665)	$180	$56	$(564)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Gains on cash flow hedges—foreign currency exchange contracts	$34	$107	$110	$154	Net revenues
Losses on investments	—	—	(23)		Net revenues
Losses on investments	—	—	(2)	—	Other income (expense), net
	34	107	85	154	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$34	$107	$85	$154	Net income (loss)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Interest income	$116	$27	$224	$42
Interest expense	(87)	(69)	(174)	(128)
Net gains (losses) on strategic investments	133	(672)	181	(658)
Other	8	(1)	14	(53)
Other income (expense), net	$170	$(715)	$245	$(797)

NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS
The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$10,100	$11,363
Time deposits	118	95
Available-for-sale debt securities	16,738	17,349
Funds receivable	6,687	7,457
Total funds receivable and customer accounts	$33,643	$36,264
Short-term investments:
Time deposits	$609	$482
Available-for-sale debt securities	3,778	2,593
Restricted cash	11	17
Total short-term investments	$4,398	$3,092
Long-term investments:
Time deposits	$65	$55
Available-for-sale debt securities	2,120	2,817
Strategic investments	2,358	2,146
Total long-term investments	$4,543	$5,018

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2023 and December 31, 2022, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2023(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$9,139	$—	$(188)	$8,951
Foreign government and agency securities	964	—	(22)	942
Corporate debt securities	1,508	—	(53)	1,455
Asset-backed securities	1,287	1	(11)	1,277
Municipal securities	661	—	(6)	655
Commercial paper	2,961	—	(7)	2,954
Short-term investments:
U.S. government and agency securities	693	—	(4)	689
Foreign government and agency securities	646	—	(12)	634
Corporate debt securities	993	—	(22)	971
Asset-backed securities	484	—	(7)	477
Commercial paper	1,009	—	(2)	1,007
Long-term investments:
U.S. government and agency securities	412	—	(28)	384
Foreign government and agency securities	152	—	(9)	143
Corporate debt securities	499	—	(23)	476
Asset-backed securities	1,127	—	(10)	1,117
Total available-for-sale debt securities(2)	$22,535	$1	$(404)	$22,132
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $88 million and $65 million at June 30, 2023 and December 31, 2022, respectively, and were included in other current assets on our condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2023(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,815	$(36)	$4,373	$(152)	$8,188	$(188)
Foreign government and agency securities	196	(2)	640	(20)	836	(22)
Corporate debt securities	50	—	1,405	(53)	1,455	(53)
Asset-backed securities	614	(5)	502	(6)	1,116	(11)
Municipal securities	618	(6)	10	—	628	(6)
Commercial paper	2,869	(7)	—	—	2,869	(7)
Short-term investments:
U.S. government and agency securities	44	—	152	(4)	196	(4)
Foreign government and agency securities	119	—	499	(12)	618	(12)
Corporate debt securities	101	—	782	(22)	883	(22)
Asset-backed securities	215	(2)	144	(5)	359	(7)
Commercial paper	909	(2)	—	—	909	(2)
Long-term investments:
U.S. government and agency securities	—	—	384	(28)	384	(28)
Foreign government and agency securities	—	—	143	(9)	143	(9)
Corporate debt securities	121	(1)	345	(22)	466	(23)
Asset-backed securities	489	(3)	429	(7)	918	(10)
Total available-for-sale debt securities	$10,160	$(64)	$9,808	$(340)	$19,968	$(404)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2022(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,730	$(89)	$4,246	$(163)	$7,976	$(252)
Foreign government and agency securities	410	(10)	997	(34)	1,407	(44)
Corporate debt securities	9	(1)	1,545	(81)	1,554	(82)
Asset-backed securities	773	(12)	508	(14)	1,281	(26)
Municipal securities	264	(3)	50	—	314	(3)
Commercial paper	3,079	(14)	—	—	3,079	(14)
Short-term investments:
U.S. government and agency securities	345	—	73	(3)	418	(3)
Foreign government and agency securities	61	—	362	(11)	423	(11)
Corporate debt securities	97	(2)	465	(12)	562	(14)
Asset-backed securities	175	(2)	217	(7)	392	(9)
Commercial paper	224	—	—	—	224	—
Long-term investments:
U.S. government and agency securities	—	—	457	(36)	457	(36)
Foreign government and agency securities	31	(2)	333	(20)	364	(22)
Corporate debt securities	85	(6)	834	(52)	919	(58)
Asset-backed securities	872	(9)	195	(9)	1,067	(18)
Total available-for-sale debt securities	$10,155	$(150)	$10,282	$(442)	$20,437	$(592)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the three months ended June 30, 2023, we received $749 million in proceeds from the sale of available-for-sale debt securities, incurring gross realized gains and losses which were de minimis and determined using the specific identification method. During the six months ended June 30, 2023, we received $1.8 billion in proceeds from the sale of available-for-sale debt securities, incurring gross realized losses of $25 million, which were determined using the specific identification method.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2023
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,639	$13,466
After one year through five years	6,619	6,405
After five years through ten years	2,214	2,199
After ten years	63	62
Total	$22,535	$22,132

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $513 million and $323 million as of June 30, 2023 and December 31, 2022, respectively.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.8 billion as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, we had non-marketable equity securities of $154 million and $136 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Carrying amount, beginning of period	$1,680	$1,469	$1,687	$1,268
Adjustments related to non-marketable equity securities:
Net additions(1)	10	44	26	57
Gross unrealized gains	1	61	23	249
Gross unrealized losses and impairments	—	—	(45)	—
Carrying amount, end of period	$1,691	$1,574	$1,691	$1,574
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
	(In millions)
Cumulative gross unrealized gains	$1,160	$1,137
Cumulative gross unrealized losses and impairments	$(175)	$(131)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net unrealized gains (losses)	$136	$(673)	$188	$(709)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$155	$—	$155
Short-term investments(2):
U.S. government and agency securities	689	—	689
Foreign government and agency securities	634	—	634
Corporate debt securities	971	—	971
Asset-backed securities	477	—	477
Commercial paper	1,007	—	1,007
Total short-term investments	3,778	—	3,778
Funds receivable and customer accounts(3):
Cash and cash equivalents	26	—	26
U.S. government and agency securities	8,951	—	8,951
Foreign government and agency securities	1,315	—	1,315
Corporate debt securities	1,586	—	1,586
Asset-backed securities	1,277	—	1,277
Municipal securities	655	—	655
Commercial paper	2,954	—	2,954
Total funds receivable and customer accounts	16,764	—	16,764
Derivatives	201	—	201
Crypto asset safeguarding asset	1,016	—	1,016
Long-term investments(2),(4):
U.S. government and agency securities	384	—	384
Foreign government and agency securities	143	—	143
Corporate debt securities	476	—	476
Asset-backed securities	1,117	—	1,117
Marketable equity securities	513	513	—
Total long-term investments	2,633	513	2,120
Total financial assets	$24,547	$513	$24,034
Liabilities:
Derivatives	$113	$—	$113
Crypto asset safeguarding liability	1,016	—	1,016
Total financial liabilities	$1,129	$—	$1,129
(1) Excludes cash of $5.3 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $11 million and time deposits of $674 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $16.9 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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
(3) Excludes cash, time deposits, and funds receivable of $18.7 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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

As of June 30, 2023 and December 31, 2022, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$442	$504	$441	$481

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Funds receivable and customer accounts	$4	$(109)	$11	$(143)

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of June 30, 2023 and December 31, 2022 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively:

	June 30, 2023	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$1,903	$—	$1,903
Non-marketable equity securities measured using the Measurement Alternative(1)	146	106	40
Other assets(2)	102	102	—
Total	$2,151	$208	$1,943
(1) Excludes non-marketable equity securities of $1.5 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2023.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the six months ended June 30, 2023. See “Note 6—Leases” for additional information.

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

The fair value of loans and interest receivables held for sale is classified within Level 3 as we estimate fair value using significant unobservable inputs. The significant unobservable input is the price at which the Company expects to sell the loans based upon our agreement with the global investment firm that will purchase these loans. The price is determined based upon certain loan and risk classifications of the portfolio. The following table presents the valuation techniques covering the majority of Level 3 non-recurring fair value measurements and the most significant unobservable inputs used in those measurements as of June 30, 2023:

	Fair Value (In millions)	Methodology	Input	Low(1)	High(1)	Weighted Average(1)(2)
Loans and interest receivable, held for sale	$1,903	Price-based	Price	$0.98	$0.99	$0.99
(1) Prices are measured in relation to $1.00 par.
(2) Weighted average is calculated based on the fair value of the loans.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $461 million and fair value of approximately $389 million as of June 30, 2023. Our notes receivable had a carrying value of approximately $441 million and fair value of approximately $396 million as of December 31, 2022. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.5 billion and fair value of approximately $9.7 billion as of June 30, 2023. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.5 billion as of December 31, 2022. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Cash flow hedges

We have significant international revenues and costs denominated in foreign currencies, which subjects us to foreign currency exchange risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in certain foreign currencies. The objective of these foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue or applicable expense line item in the condensed consolidated statements of income (loss) in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of June 30, 2023, we estimated that $23 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2023 and 2022, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of June 30, 2023 and December 31, 2022 was as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$47	$167
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	42	15
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	112	62
Total derivative assets		$201	$244

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$69	$68
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	—	133
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	44	97
Total derivative liabilities		$113	$298

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $52 million as of June 30, 2023 and $70 million as of December 31, 2022.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	June 30, 2023	December 31, 2022
	(In millions)
Cash collateral posted(1)	$35	$24
Cash collateral received(2)	$28	$203
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,
	2023		2022
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,287	$170	$6,806	$(715)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains on foreign currency exchange contracts reclassified from AOCI	34	—	107	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of gains on foreign currency exchange contracts excluded from the assessment of effectiveness	—	29	—	17
Gains (losses) on derivatives not designated as hedging instruments:
Amount of (losses) gains on foreign currency exchange contracts	—	(81)	—	147
Total gains (losses)	$34	$(52)	$107	$164

	Six Months Ended June 30,
	2023		2022
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$14,327	$245	$13,289	$(797)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains on foreign exchange contracts reclassified from AOCI	110	—	154	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	59	—	26
Gains (losses) on derivatives not designated as hedging instruments:
Amount of (losses) gains on foreign exchange contracts	—	(156)	—	108
Total gains (losses)	$110	$(97)	$154	$134

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Unrealized gains (losses) on foreign exchange contracts designated as cash flow hedges	$11	$320	$(24)	$364
Unrealized gains on foreign exchange contracts designated as net investment hedges	169	135	196	156
Total unrealized gains recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$180	$455	$172	$520

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

	June 30, 2023	December 31, 2022
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,154	$7,149
Foreign exchange contracts not designated as hedging instruments	10,222	11,840
Total	$16,376	$18,989

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio including those held on our balance sheet at closing of the transaction and a forward-flow arrangement for the sale of future originations. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other charges on our condensed consolidated statements of income (loss). Prior to the decision to sell, this portfolio was reported at outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. At the time of reclassification, any previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease of approximately $33 million in transaction and credit losses in our condensed consolidated statements of income (loss). See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information.

During the six months ended June 30, 2023, we reclassified approximately $1.2 billion of eligible consumer installment receivables from loans and interest receivable, net to loans and interest receivable, held for sale. As of June 30, 2023, the total outstanding balance in our held for sale portfolio was $1.9 billion, including loans reclassified as held for sale and loans originated as held for sale.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. Beginning in June 2022, we have purchased receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2023 and 2022, we purchased approximately $514 million and nil in consumer receivables, respectively. As of June 30, 2023 and December 31, 2022, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.5 billion and $5.9 billion, respectively, net of the participation interest sold to the partner institution of $26 million and $17 million, respectively.

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

June 30, 2023
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2023	2022	2021	2020	2019	Total	Percent
Consumer loans and interest receivable:
Current	$2,009	$1,631	$613	$42	$—	$—	$4,295	95.5%
30 - 59 Days	28	26	9	1	—	—	64	1.5%
60 - 89 Days	15	20	9	1	—	—	45	1.0%
90 - 179 Days	37	22	31	2	—	—	92	2.0%
Total(1)	$2,089	$1,699	$662	$46	$—	$—	$4,496	100%
Gross charge-offs for the six months ended June 30, 2023	$61	$4	$101	$3	$—	$—	$169
(1) Excludes receivables from other consumer credit products of $4 million at June 30, 2023.

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2023 and 2022:

	June 30, 2023			June 30, 2022
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1), (2)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$322	$25	$347	$243	$43	$286
Reversal of allowance due to reclassification of loans and interest receivable to held for sale	(33)	—	(33)	—	—	—
Provisions	182	13	195	118	4	122
Charge-offs	(154)	(15)	(169)	(92)	(15)	(107)
Recoveries	18	—	18	9	—	9
Other(3)	2	1	3	(24)	(4)	(28)
Ending balance	$337	$24	$361	$254	$28	$282
(1) Excludes allowances from other consumer credit products of nil and $3 million at June 30, 2023 and 2022, respectively.
(2) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale.
(3) Includes amounts related to foreign currency remeasurement.

The provision for the six months ended June 30, 2023 was primarily attributable to growth in the U.S. installment loans and U.K. revolving loans within our consumer receivable portfolio. In the second quarter of 2023, we updated our expected credit loss models for the consumer receivables. The expected credit loss models utilize certain macroeconomic factors such as forecasted trends in household disposable income and retail e-commerce sales, and no longer consider unemployment. These changes did not have a material impact on our provision recorded in the period. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to the financial health of our borrowers.

The increase in charge-offs for the six months ended June 30, 2023 compared to the same period in the prior year was due to the expansion of our installment products and growth of revolving credit products.

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

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2023 and 2022, we purchased approximately $975 million and $1.4 billion in merchant receivables, respectively. As of June 30, 2023 and December 31, 2022, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.7 billion and $2.1 billion, respectively, net of the participation interest sold to the partner institution of $69 million and $97 million, respectively.

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

June 30, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$918	$451	$7	$38	$26	$1,440	86.5%
30 - 59 Days	23	37	3	2	2	67	4.0%
60 - 89 Days	9	26	2	1	2	40	2.4%
90 - 179 Days	11	92	3	2	2	110	6.6%
180+ Days	—	2	2	1	2	7	0.5%
Total	$961	$608	$17	$44	$34	$1,664	100%
Gross charge-offs for the six months ended June 30, 2023	$—	$109	$10	$10	$3	$132

December 31, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,826	$20	$57	$42	$2	$1,947	90.7%
30 - 59 Days	63	7	3	4	—	77	3.6%
60 - 89 Days	34	4	4	2	—	44	2.0%
90 - 179 Days	55	9	3	3	—	70	3.3%
180+ Days	1	2	2	3	—	8	0.4%
Total	$1,979	$42	$69	$54	$2	$2,146	100%

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the six months ended June 30, 2023 and 2022:

	June 30, 2023			June 30, 2022
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$230	$18	$248	$192	$9	$201
Provisions	107	21	128	(3)	5	2
Charge-offs	(117)	(15)	(132)	(47)	(5)	(52)
Recoveries	12	—	12	19	—	19
Ending balance	$232	$24	$256	$161	$9	$170

The provision for the six months ended June 30, 2023 was primarily attributable to a deterioration in credit quality of loans outstanding. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty around the financial health of our borrowers including the effectiveness of loan modification programs made available to merchants.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The increase in the charge-offs for the six months ended June 30, 2023 compared to the same period in the prior year was due to the expansion of acceptable risk parameters in 2022, which resulted in a deterioration of the overall credit quality of loans outstanding.

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

NOTE 12—DEBT

FIXED RATE NOTES

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $622 million as of June 30, 2023). Interest on these notes is payable on June 9 and December 9 of each year, beginning on December 9, 2023.

In May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $3.0 billion, $4.0 billion and $5.0 billion, respectively.

The notes issued from the June 2023, May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” We may redeem the Notes in whole, at any time, or in part (except for the June 2023 notes), from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, acquisitions of businesses, assets, or strategic investments.

In May 2022, we repurchased certain notes under the September 2019 and May 2020 debt issuances prior to maturity through tender offers. In addition, in June 2022, we redeemed the outstanding balance of the notes maturing in September 2022 through a make-whole redemption. We repurchased and redeemed $1.6 billion of outstanding notes, as described above, which resulted in de minimis debt extinguishment net gains that were recorded as interest expense within other income (expense), net on our condensed consolidated statements of income (loss).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2023 and December 31, 2022, we had an outstanding aggregate principal amount of $10.6 billion and $10.4 billion, respectively, related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	June 30, 2023	December 31, 2022
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$1,250	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.350% notes	6/1/2023	1.55%	—	418
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	207	—
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	159	—
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	256	—
Total term debt			$10,622	$10,418

Unamortized premium (discount) and issuance costs, net			(73)	(74)
Less: current portion of term debt(2)			—	(418)
Total carrying amount of term debt			$10,549	$9,926
(1) Principal amounts represent the U.S. dollar equivalent as of June 30, 2023 and December 31, 2022, respectively.
(2) The current portion of term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $83 million and $166 million for the three and six months ended June 30, 2023, respectively. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $67 million and $123 million for the three and six months ended June 30, 2022, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Five-year revolving credit facility

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility and terminated the facility entered into in September 2019. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British pound, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of June 30, 2023, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention of the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement will bear interest at either (i) the applicable term benchmark rate plus a margin (based on the Company's public debt ratings) ranging from 0.750% to 1.250%, (ii) the applicable Risk-Free Rate (Sterling Overnight Index Average for loans denominated in pounds sterling and Euro Short-Term Rate for loans denominated in euros) rate plus a margin (based on the Company's public debt ratings) ranging from 0.750% to 1.250%, (iii) the applicable overnight rate plus a margin (based on the Company's public debt ratings) ranging from 0.750% to 1.250% or (iv) a formula based on the prime rate, the federal funds effective rate or the adjusted term Secured Overnight Financing Rate plus a margin (based on the Company's public debt ratings) ranging from zero to 0.250%. Subject to certain conditions stated in the Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on June 7, 2028, unless (a) the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon the request of the Company, subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires the Company to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of June 30, 2023, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at June 30, 2023, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $622 million as of June 30, 2023). In June 2023, we repaid borrowings on the Paidy Credit Agreement using proceeds from the June 2023 debt issuance. As of June 30, 2023, no borrowings were outstanding, and as of December 31, 2022, ¥64.3 billion (approximately $491 million) was outstanding under the Paidy Credit Agreement, which was recorded in long-term debt on our condensed consolidated balance sheets. At June 30, 2023, ¥90.0 billion (approximately $622 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three and six months ended June 30, 2023 and 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FUTURE PRINCIPAL PAYMENTS

As of June 30, 2023, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2023	$—
2024	1,250
2025	1,207
2026	1,409
2027	500
Thereafter	6,256
Total	$10,622

Other than as provided above, there were no significant changes to the information disclosed in our 2022 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of June 30, 2023 and December 31, 2022, approximately $5.6 billion and $4.9 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

LITIGATION AND REGULATORY MATTERS

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Certain of these proceedings are in early stages and may seek an indeterminate amount of damages or penalties or may require us to change or adopt certain business practices. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements at that time. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 13, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of June 30, 2023. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PPAU is required to deliver an Assurance Action Plan (“AAP”) under the enforceable undertaking to demonstrate that the governance and oversight arrangements following the remedial work completed by PPAU are sustainable and appropriate. The enforceable undertaking requires PPAU to appoint an external auditor. The external auditor was appointed on June 22, 2023 and will assess and report on the appropriateness, sustainability and efficacy of the actions to be taken under the AAP. The external auditor’s final report to PPAU and AUSTRAC is due on or before April 16, 2024. The successful completion of the enforceable undertaking is subject to AUSTRAC’s ultimate review and decision based on the external auditor’s final report. We cannot predict the outcome of the external auditor’s final report or AUSTRAC’s decision.

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

We have responded to subpoenas and requests for information from the U.S. Securities and Exchange Commission (“SEC”) Enforcement Division relating to whether the interchange rates paid to the bank that issues debit cards bearing our licensed brands were consistent with Regulation II of the Board of Governors of the Federal Reserve System, and to the reporting of marketing fees earned from the PayPal-branded card programs (the “SEC Debit Card Program Matter”). We have been informed by the SEC that this matter has been formally closed without action.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Legal proceedings

On August 20, 2021, a putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, was filed in the U.S. District Court for the Northern District of California (the “Kang Securities Action”). The Kang Securities Action asserts claims relating to our disclosure of a CID from the CFPB related to the marketing and use of PayPal Credit in connection with certain merchants that provide educational services and the SEC Debit Card Program Matter in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. The Kang Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 9, 2017 and July 28, 2021 (the “Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, and former Chief Financial Officer. The complaint alleges that certain public statements made by the Company during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose that, among other things, PayPal’s business practices with respect to PayPal Credit and regarding interchange rates paid to its bank partner related to its bank-issued co-branded debit cards were non-compliant with applicable laws and/or regulations. The Kang Securities Action seeks unspecified compensatory damages on behalf of the putative class members. On November 2, 2021, the court appointed a Lead Plaintiff, and on January 25, 2022, the Lead Plaintiff filed an amended complaint. The amended complaint alleges a class period between April 27, 2016 and July 28, 2021 (the “Amended Class Period”), and in addition to the Company, its Chief Executive Officer, and former Chief Financial Officer, also names other Company executives as defendants. The amended complaint alleges that various statements made by the defendants during the Amended Class Period were rendered materially false and misleading, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by PayPal’s alleged violations of the 2015 consent order with the CFPB, federal consumer financial laws, and Regulation II. On August 8, 2022, the court granted Defendants’ motion to dismiss the amended complaint in its entirety, and granted Lead Plaintiff’s request for leave to file a further amended complaint. On September 16, 2022, Lead Plaintiff filed a Second Amended Complaint (the “SAC”), which asserts the same claims against the same Defendants based on the same alleged conduct as the prior complaint. Defendants moved to dismiss the SAC on November 3, 2022. On April 27, 2023, the Court granted Defendants’ motion and dismissed the SAC in its entirety with prejudice. Plaintiffs’ deadline to file an appeal has passed and the matter is now closed.

On December 16, 2021 and January 19, 2022, two related putative shareholder derivative actions captioned Pang v. Daniel Schulman, et al., Case No. 21-cv-09720, and Lalor v. Daniel Schulman, et al., Case No. 22-cv-00370, respectively, were filed in the U.S. District Court for the Northern District of California (the “California Derivative Actions”), purportedly on behalf of the Company. On August 2, 2022, a related putative shareholder derivative action captioned Jefferson v. Daniel Schulman, et al., No. 2022-0684, was filed in the Court of Chancery for the State of Delaware (the “Delaware Derivative Action,” and collectively with the California Derivative Actions, the “Derivative Actions”), purportedly on behalf of the Company. The Derivative Actions are based on the same alleged facts and circumstances as the Kang Securities Action, and name certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Securities Exchange Act of 1934 (“Exchange Act”), and seek to recover damages on behalf of the Company. On February 1, 2022, the court entered an order consolidating the two California Derivative Actions and staying them until all motions to dismiss in the Kang Securities Action are resolved. On June 29, 2023, following the final dismissal of the Kang Securities Action, the Court so-ordered a stipulation dismissing the California Derivative Actions, without prejudice.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Sections 10(b) of the Exchange Act against the Company, as well as its Chief Executive Officer, Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. On April 4, 2023, a putative shareholder derivative action captioned Nelson v. Daniel Schulman, et. al., Case No. 23-cv-01913, was filed in the U.S. District Court for the District of New Jersey (the “Nelson Action”) purportedly on behalf of the Company. The Shah and Nelson Actions are based on the same alleged facts and circumstances as the PPH Securities Action, and name certain of our officers, including our Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Shah and Nelson Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and violations of the Exchange Act, and seek to recover damages on behalf of the Company. The Shah and Nelson Actions have been stayed pending further developments in the PPH Securities Action.

On December 20, 2022, a civil lawsuit captioned State of Hawai‘i, by its Office of Consumer Protection, v. PayPal, Inc., and PayPal Holdings, Inc., Case No. 1CCV-22-0001610, was filed in the Circuit Court of the First Circuit of the State of Hawai‘i (the “Hawai‘i Action”). The Hawai‘i Action asserts claims for unfair and deceptive acts and practices under Hawai‘i Revised Statutes Sections 480-2(a) and 481A-3(a). Plaintiff seeks injunctive relief as well as unspecified penalties and other monetary relief. On July 14, 2023, the court denied Defendants’ motion to dismiss the complaint.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At June 30, 2023 and December 31, 2022, the allowance for transaction losses was $58 million and $66 million, respectively. The allowance for negative customer balances was $288 million and $212 million at June 30, 2023 and December 31, 2022, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$318	$319	$278	$355
Provision	286	380	586	702
Realized losses	(288)	(373)	(553)	(763)
Recoveries	30	52	35	84
Ending balance	$346	$378	$346	$378

NOTE 14—STOCK REPURCHASE PROGRAMS

During the six months ended June 30, 2023, we repurchased approximately 41 million shares of our common stock for approximately $3.0 billion at an average price of $72.42, excluding excise tax. These shares were purchased in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of June 30, 2023, a total of approximately $12.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we reflected the applicable excise tax in treasury stock on our condensed consolidated balance sheet. During the six months ended June 30, 2023, we recorded $24 million in excise tax within treasury stock on our condensed consolidated balance sheet.

NOTE 15—STOCK-BASED PLANS

In May 2023, our stockholders approved an additional authorization of 34.6 million shares to the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”). In June 2023, the Company filed a post-effective amendment to the 2022 Inducement Plan registration statement that enabled 2.6 million shares previously issuable under the 2022 Inducement Plan to be included in the 34.6 million additional shares issuable under the Plan.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant and recognized over the award’s vesting period.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Customer support and operations	$76	$67	$148	$140
Sales and marketing	45	42	88	87
Technology and development	149	129	297	265
General and administrative	106	88	200	276
Total stock-based compensation expense	$376	$326	$733	$768
Capitalized stock-based compensation expense	$13	$12	$24	$28
NOTE 16—INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2023 was 21% and 23%, respectively. Our effective tax rate for the three and six months ended June 30, 2022 was 796% and 75%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the current periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments, including tax expense related to stock-based compensation. The difference between our effective tax rate and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 was primarily due to tax expense related to the intra-group transfer of intellectual property.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the three and six months ended June 30, 2023 were nil and $117 million, respectively. We primarily incurred employee severance and benefits costs, substantially all of which have been accrued for as of March 31, 2023.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2023:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2023	$24
Charges	117
Payments	(121)
Accrued liability as of June 30, 2023	$20

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

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $4 million and $43 million in the three and six months ended June 30, 2023, respectively, and $19 million and $35 million in the three and six months ended June 30, 2022, respectively, due to exiting of certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information. We recognized a gain of $14 million due to the sale of an owned property in the three and six months ended June 30, 2023. We also incurred a loss of $8 million upon designation of another owned property as held for sale in the six months ended June 30, 2023.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three and six months ended June 30, 2023, approximately $34 million of losses were recorded in restructuring and other charges in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

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

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of the transition period on December 31, 2020. PayPal operates in the U.K. within the scope of its passport permissions (as they stood at the end of the transition period) under the Temporary Permissions Regime pending the grant of new authorizations by the U.K. financial regulators. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA, as well as the financial and operational consequences of the requirement for PayPal to obtain new U.K. authorizations to operate its business longer-term within the U.K. market. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10‑Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues generated from the U.K.	7%	8%	7%	8%
Net revenues generated from the EU	20%	17%	19%	18%

	June 30, 2023(1)	December 31, 2022
Gross loans and interest receivable due from customers in the U.K.	30%	29%
Gross loans and interest receivable due from customers in the EU	30%	28%
(1) Includes loans and interest receivable, held for sale.

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2023	2022		2023	2022
	(In millions, except percentages and per share data)
Net revenues	$7,287	$6,806	7%	$14,327	$13,289	8%
Operating expenses	6,154	6,042	2%	12,195	11,814	3%
Operating income	$1,133	$764	48%	$2,132	$1,475	45%
Operating margin	16%	11%	**	15%	11%	**
Other income (expense), net	$170	$(715)	124%	$245	$(797)	131%
Income tax expense	274	390	(30)%	553	510	8%
Effective tax rate	21%	796%	**	23%	75%	**
Net income (loss)	$1,029	$(341)	**	$1,824	$168	**
Net income (loss) per diluted share	$0.92	$(0.29)	**	$1.62	$0.14	**
Net cash provided by operating activities(1)	$(200)	$1,250	(116)%	$970	$2,467	(61)%
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
** Not meaningful.

THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Net revenues increased $481 million, or 7%, in the three months ended June 30, 2023 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 11%.

Total operating expenses increased $112 million, or 2%, in the three months ended June 30, 2023 compared to the same period of the prior year due primarily to an increase in transaction expense, partially offset by reductions in sales and marketing expense, technology and development expense, and restructuring and other charges.

Operating income increased by $369 million, or 48%, in the three months ended June 30, 2023 compared to the same period of the prior year due to net revenues growing faster than operating expenses. Our operating margin was 16% and 11% in the three months ended June 30, 2023 and 2022, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of an increase in transaction expense.

Net income increased $1.4 billion in the three months ended June 30, 2023 compared to the same period of the prior year due to the previously discussed increase in operating income of $369 million, an increase in other income (expense), net of $885 million driven primarily by net gains on strategic investments in the current period as compared to net losses in the prior period, and a decrease in income tax expense of $116 million driven primarily by higher tax expense in the prior period related to the intra-group transfer of intellectual property, partially offset by higher tax expense in the current period on higher operating income and net gains on strategic investments.

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Net revenues increased $1.0 billion, or 8%, in the six months ended June 30, 2023 compared to the same period of the prior year driven primarily by growth in TPV of 10%.

Total operating expenses increased $381 million, or 3%, in the six months ended June 30, 2023 compared to the same period of the prior year due primarily to an increase in transaction expense, partially offset by reductions in sales and marketing expense, technology and development expense, general and administrative expense, and customer support and operations expense.

Operating income increased $657 million, or 45%, in the six months ended June 30, 2023 compared to the same period of the prior year due to net revenues growing faster than operating expenses. Our operating margin was 15% and 11% in the six months ended June 30, 2023 and 2022, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of an increase in transaction expense.

Net income increased $1.7 billion in the six months ended June 30, 2023 compared to the same period of the prior year due to the previously discussed increase in operating income of $657 million and an increase of $1.0 billion in other income (expense), net driven primarily by net gains on strategic investments in the current period as compared to net losses in the prior period.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus the British pound, Euro, Australian dollar, and Canadian dollar, as well as other currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% of our net revenues from customers domiciled outside of the U.S. in the three and six months ended June 30, 2023 as compared to 43% in both the three and six months ended June 30, 2022. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
We calculate the year-over-year impact of foreign currency exchange movements on our business using prior period foreign currency exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exchange exposure management program in which we use foreign currency exchange contracts, designated as cash flow hedges, intended to reduce the impact on earnings from foreign currency exchange rate movements. Gains and losses from these foreign currency exchange contracts are recognized as a component of transaction revenues or operating expenses (as applicable) in the same period the forecasted transactions impact earnings.

In the three and six months ended June 30, 2023, year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In millions)
Favorable (unfavorable) impact to net revenues (exclusive of hedging impact)	$6	$(133)
Hedging impact	34	110
Favorable (unfavorable) impact to net revenues	40	(23)
Favorable impact to operating expense	7	85
Net favorable impact to operating income	$47	$62

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

Net revenue analysis

The components of our net revenues for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):
Transaction revenues

Transaction revenues grew by $284 million, or 5%, and $650 million, or 5%, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year driven primarily by growth in TPV and the number of payment transactions from our Braintree products and services partially offset by a decline in revenues from our core PayPal products and services, including declines in contractual compensation for the three and six months ended June 30, 2023, of $75 million and $105 million, respectively, from sellers that violated our contractual terms predominantly in international markets.

The graphs below present the respective key metrics (in millions) for the three and six months ended June 30, 2023 and 2022:
*Reflects active accounts at the end of the applicable period.
Number of payment transactions
TPV

The following table provides a summary of related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2023	2022		2023	2022
Number of payment transactions per active account	54.7	48.7	12%	54.7	48.7	12%
Percent of cross-border TPV	12%	13%	**	12%	14%	**
** Not meaningful

We had active accounts of 431 million and 429 million as of June 30, 2023 and 2022, respectively. Our total number of payment transactions was 6.1 billion and 5.5 billion for the three months ended June 30, 2023 and 2022, respectively, an increase of 10%. Our total number of payment transactions was 11.9 billion for the six months ended June 30, 2023, compared to 10.7 billion in the six months ended June 30, 2022, an increase of 12%. TPV was $377 billion and $340 billion for the three months ended June 30, 2023 and 2022, respectively, an increase of 11%. TPV was $731 billion for the six months ended June 30, 2023 compared to $663 billion in the six months ended June 30, 2022, an increase of 10%.

Transaction revenues grew more slowly than growth in TPV and the number of payment transactions in the three and six months ended June 30, 2023 compared to the same periods in the prior year due primarily to a decline in revenues from core PayPal products and services and foreign currency exchange fees. Additionally, for the three months ended June 30, 2023, the slower growth of transaction revenues compared to TPV and the number of payment transactions was due to an unfavorable impact from hedging.

Revenues from other value added services

Revenues from other value added services increased $197 million, or 37%, and $388 million, or 38%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily attributable to increases in interest earned on certain assets underlying customer account balances resulting from higher interest rates, and to a lesser extent, interest and fee revenue on our loans receivable portfolio driven by consumer interest-bearing installment loans and consumer revolving loans.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2023	2022		2023	2022
	(In millions, except percentages)
Transaction expense	$3,541	$3,044	16%	$6,824	$5,861	16%
Transaction and credit losses	398	448	(11)%	840	817	3%
Customer support and operations	492	536	(8)%	980	1,070	(8)%
Sales and marketing	465	595	(22)%	901	1,189	(24)%
Technology and development	743	815	(9)%	1,464	1,630	(10)%
General and administrative	491	514	(4)%	998	1,121	(11)%
Restructuring and other charges	24	90	(73)%	188	126	49%
Total operating expenses	$6,154	$6,042	2%	$12,195	$11,814	3%
Transaction expense rate(1)	0.94%	0.90%	**	0.93%	0.88%	**
Transaction and credit loss rate(2)	0.11%	0.13%	**	0.11%	0.12%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and six months ended June 30, 2023 and 2022 was as follows (in millions):

Transaction expense increased by $497 million, or 16%, and $963 million, or 16%, in the three and six months ended June 30, 2023, respectively, due primarily to the increase in TPV of 11% and 10% for the three and six months ended June 30, 2023, respectively, as well as unfavorable changes in product mix. The increase in the transaction expense rate for the three and six months ended June 30, 2023 compared to the same periods of the prior year was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services, partially offset by favorable changes in regional mix with respect to our core PayPal products and certain third-party pricing reductions with respect to our Venmo products. For the three and six months ended June 30, 2023, approximately 37% and 36% of TPV, respectively, was generated outside of the U.S. For the three and six months ended June 30, 2022, approximately 35% and 36% of TPV, respectively, was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):
Transaction and credit losses decreased by $50 million, or 11%, and increased by $23 million, or 3%, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year.

Transaction losses were $286 million in the three months ended June 30, 2023 compared to $380 million in the three months ended June 30, 2022, a decrease of $94 million, or 25%. Transaction losses were $586 million in the six months ended June 30, 2023 compared to $702 million in the six months ended June 30, 2022, a decrease of $116 million, or 17%. Transaction loss rate (transaction losses divided by TPV) was 0.08% for the three and six months ended June 30, 2023, compared to 0.11% for the three and six months ended June 30, 2022. The decrease in transaction losses in the three and six months ended June 30, 2023 was primarily due to a $114 million loss related to an ongoing merchant insolvency proceeding in the three and six months ended June 30, 2022 with no activity of comparable individual magnitude in the current period.

Credit losses increased by $44 million and $139 million in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year. The components of credit losses for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net charge-offs(1)	$134	$60	$244	$112
Reserve build (release)(2),(3)	(22)	8	10	3
Credit losses	$112	$68	$254	$115
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes the reversal of allowance associated with the reclassification of certain loans to held for sale.

The provision in the three and six months ended June 30, 2023 was attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding, partially offset by reversal of reserve associated with the reclassification of certain receivables to held for sale. The provision in the three and six months ended June 30, 2022 was attributable to loan originations in that period, partially offset by improvements in the credit quality of loans outstanding. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions and around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants.

As of June 30, 2023, loans and interest receivable, held for sale was $1.9 billion. Loans and interest receivable, held for sale, represents the portion of our installment consumer receivables that we intend to sell. This portfolio includes the substantial majority of the U.K. and other European buy now, pay later loan receivables. In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of U.K. and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivable, held for sale at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (together, “eligible consumer installment receivables”). At the time of reclassification, previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease of approximately $33 million in transaction and credit losses in our condensed consolidated statement of income (loss). See “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

The consumer loans and interest receivable balance, net of participation interest sold, remained consistent as of June 30, 2023 and 2022 at $4.5 billion. The increases driven by the expansion of our installment credit products in the U.S. and Japan and our revolving credit product in the U.K. were offset by the reclassification of eligible consumer installment receivables as held for sale in the U.K and other European countries, as discussed above.

Approximately 36% and 43% of our consumer loans receivable outstanding (including loans held for sale and loans held for investments) as of June 30, 2023 and 2022, respectively, were due from consumers in the U.K. The decrease in the percentage of consumer loans receivable outstanding in the U.K. at June 30, 2023 compared to June 30, 2022 was primarily due to overall growth in other markets related to installment credit products.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2023	2022
Percent of consumer loans and interest receivable current(1)	95.5%	96.5%
Percent of consumer loans and interest receivable > 90 days outstanding(1), (2)	2.0%	1.6%
Net charge-off rate(1), (3)	5.0%	4.2%
(1) Amounts as of June 30, 2023 exclude loans and interest receivable, held for sale.
(2) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(3) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

The increase in net charge-off rate for consumer loans and interest receivable at June 30, 2023 as compared to June 30, 2022 was primarily due to the reclassification of certain receivables to held for sale. The net charge-off rate is expected to increase in the second half of 2023 due to a slowing of new originations of consumer loans held for investment because all eligible new U.K. and other European installment loans will be classified as held for sale and consequently excluded from net charge-offs.

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, remained consistent as of June 30, 2023 and 2022 at $1.7 billion. The increase in merchant loans, advances, and interest and fees receivable outstanding related to our PayPal Working Capital (“PPWC”) product in Europe was offset by a decrease in receivable outstanding related to our PayPal Business Loan (“PPBL”) product in the U.S. Approximately 79% and 7% of our merchant receivables outstanding as of June 30, 2023 were due from merchants in the U.S. and U.K., respectively, as compared to 84% and 6%, respectively, as of June 30, 2022.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2023	2022
Percent of merchant loans, advances, and interest and fees receivable current	86.5%	93.2%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	7.1%	2.6%
Net charge-off rate(2)	13.3%	3.4%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The decrease in the percent of current merchant receivables, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge-off rate for merchant receivables at June 30, 2023 as compared to June 30, 2022 were primarily due to the expansion of acceptable risk parameters in 2022, which resulted in a decline in the overall credit quality of loans outstanding related to our PPBL product.

We continue to evaluate and modify our acceptable risk parameters in response to the changing macroeconomic environment. During the first quarter of 2023, in response to declining performance, a number of risk mitigation strategies were implemented which resulted in reduced PPBL originations in the first half of 2023. Modifications to the acceptable risk parameters for our consumer credit products did not have a material impact on our consumer loans in the periods presented.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):
Customer support and operations expenses decreased by $44 million, or 8%, and $90 million, or 8%, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year due primarily to a decline in employee-related costs, and contractors and consulting costs. The decline in customer support and operations expense for the six months ended June 30, 2023 was also driven by a decline in customer onboarding and compliance costs.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):
Sales and marketing expenses decreased by $130 million, or 22%, and $288 million, or 24%, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year due primarily to lower spending on marketing campaigns and targeted user incentives and, to a lesser extent, declines in employee-related costs, amortization of acquired intangibles, and consulting services.

Technology and development

Technology and development expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):
Technology and development expenses decreased by $72 million, or 9%, and $166 million, or 10%, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year due primarily to lower intangible amortization in the current period and a decline in costs related to contractors and consultants. The decline in technology and development expenses for the six months ended June 30, 2023 was also attributable to a decline in cloud computing services utilized in delivering our products and services.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):
General and administrative expenses decreased by $23 million, or 4%, and $123 million, or 11%, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year. The decline in general and administrative expenses in the three months ended June 30, 2023 was due primarily to a decrease in professional services expenses. The decline in general and administrative expenses in the six months ended June 30, 2023 was primarily attributable to a decline in employee-related expenses driven by lower stock-based compensation expense, and to a lesser extent, a decrease in professional services expenses.

Restructuring and other charges

Restructuring and other charges for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

Restructuring and other charges decreased by $66 million and increased by $62 million, in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year.

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the three and six months ended June 30, 2023 were nil and $117 million, respectively. We primarily incurred employee severance and benefits costs, substantially all of which have been accrued for as of March 31, 2023. The estimated reduction in annualized employee-related costs associated with the impacted workforce was approximately $280 million, including approximately $85 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. This effort focused on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three and six months ended June 30, 2022 was $71 million and $91 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs. The strategic actions associated with this plan were substantially completed by the fourth quarter of 2022.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $4 million and $43 million in the three and six months ended June 30, 2023, respectively, and $19 million and $35 million in the three and six months ended June 30, 2022, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements. We recognized a gain of $14 million due to the sale of an owned property in the three and six months ended June 30, 2023. We also incurred a loss of $8 million upon designation of another owned property as held for sale in the six months ended June 30, 2023.

During the three and six months ended June 30, 2023, approximately $34 million of losses were recorded in restructuring and other charges in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net increased $885 million and $1.0 billion in the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year due primarily to net gains on strategic investments in the current periods as compared to net losses in the prior periods, and to a lesser extent, higher interest income resulting from an increase in interest rates, partially offset by an increase in interest expense due to incremental expense from our May 2022 fixed rate debt. Other income (expense), net in the six months ended June 30, 2023 was also positively impacted by foreign exchange gains in the current period compared to losses in the prior period primarily from actions taken in connection with our decision to suspend transactional services in Russia.

Income tax expense

Our effective income tax rate was 21% and 796% for the three months ended June 30, 2023 and 2022, respectively, and 23% and 75% for the six months ended June 30, 2023 and 2022, respectively. The decrease in our effective income tax rate for the three and six months ended June 30, 2023 compared to the same periods of the prior year was due primarily to higher tax expense in the prior year related to the intra-group transfer of intellectual property.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$12,076	$13,723
(1) Excludes assets related to funds receivable and customer accounts of $33.6 billion and $36.3 billion at June 30, 2023 and December 31, 2022, respectively.
(2) Excludes total restricted cash of $11 million and $17 million at June 30, 2023 and December 31, 2022, respectively, and strategic investments of $2.4 billion and $2.1 billion as of June 30, 2023 and December 31, 2022, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.1 billion at June 30, 2023 and $8.6 billion at December 31, 2022, or 59% and 62% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2022, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$970	$2,467
Investing activities(1)	1,593	(4,662)
Financing activities(1)	(6,054)	986
Effect of exchange rates on cash, cash equivalents, and restricted cash	(50)	(136)
Net decrease in cash, cash equivalents, and restricted cash	$(3,541)	$(1,345)
(1) Prior period amounts have been revised to conform to the current period presentation. Refer to “Note 1—Overview and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Form 10-Q for additional information.

Operating activities

The net cash generated from operating activities of $1.0 billion in the six months ended June 30, 2023 was due primarily to operating income of $2.1 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $840 million, stock-based compensation of $708 million, and depreciation and amortization of $539 million. Cash flows from operating activities was also impacted by originations of loans receivable, held for sale of $1.5 billion, changes in other assets and liabilities of $851 million, primarily related to actual cash transaction losses incurred during the period and a decline in other liabilities, changes in income taxes payable of $326 million, and net gains from our strategic investments of $181 million, partially offset by proceeds from repayments of loans receivable, originally classified as held for sale of $302 million.

The net cash generated from operating activities of $2.5 billion in the six months ended June 30, 2022 was due primarily to operating income of $1.5 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $817 million, stock-based compensation of $741 million, and depreciation and amortization of $661 million. Cash flows from operating activities was also impacted by net losses incurred on our strategic investments of $658 million, changes in deferred income taxes of $457 million, and changes in other assets and liabilities of $408 million, primarily related to actual cash transaction losses during the period partially offset by an increase in other liabilities.

In the six months ended June 30, 2023 and 2022, cash paid for income taxes, net was $906 million and $444 million, respectively.

Investing activities

The net cash provided by investing activities of $1.6 billion in the six months ended June 30, 2023 was due primarily to proceeds from repayments of loans receivable, originally classified as held for investment, of $16.0 billion, maturities and sales of investments of $10.7 billion, and changes in funds receivable from customers of $759 million, partially offset by purchases and originations of loans receivable of $15.2 billion, purchases of investments of $10.5 billion, and purchases of property and equipment of $320 million.

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

Financing activities

The net cash used in financing activities of $6.1 billion in the six months ended June 30, 2023 was due primarily to the repurchase of $3.0 billion of our common stock under our stock repurchase programs, changes in funds payable and amounts due to customers of $2.6 billion, repayments of borrowings under financing arrangements of $942 million (including principal repayment of fixed rate debt under our May 2020 debt issuance and repayment of borrowings under our Paidy credit agreement), tax withholdings related to net share settlement of equity awards of $200 million, and changes in collateral received related to derivative instruments, net of $175 million. These cash outflows were partially offset by borrowings under financing arrangements of $720 million (including proceeds from the issuance of fixed rate debt in June 2023 and borrowings under our Paidy credit agreement).

The net cash provided by financing activities of $986 million in the six months ended June 30, 2022 was due primarily to borrowings under financing arrangements of $3.3 billion (including proceeds from the issuance of fixed rate debt in May 2022 and borrowing under our Paidy credit agreements), changes in funds payable and amounts due to customers of $1.6 billion, and changes in collateral received related to derivative instruments, net of $236 million. These cash inflows were partially offset by the repurchase of $2.3 billion of our common stock under our July 2018 stock repurchase program, repayment of borrowings under financing arrangements of $1.7 billion (including the repurchase and redemption of certain fixed rate notes and repayment of borrowings under a prior credit agreement), and tax withholdings related to net share settlement of equity awards of $275 million.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the six months ended June 30, 2023 and 2022 had a negative impact of $50 million and $136 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents and restricted cash in the six months ended June 30, 2023 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar. The negative impact on cash, cash equivalents and restricted cash in the six months ended June 30, 2022 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the Euro, Japanese yen, and Swedish krona.

Available credit and debt

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $622 million as of June 30, 2023). Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of June 30, 2023, we had $10.6 billion in fixed rate debt outstanding with varying maturity dates.

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility and terminated the facility entered into in September 2019. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of June 30, 2023, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $622 million as of June 30, 2023.) In June 2023, we repaid borrowings on the Paidy Credit Agreement using proceeds from the June 2023 debt issuance. As of June 30, 2023, no borrowings were outstanding, and as of December 31, 2022, ¥64.3 billion (approximately $491 million) was outstanding under the Paidy Credit Agreement. At June 30, 2023, ¥90.0 billion (approximately $622 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2023, we had a total of $3.0 billion in cash withdrawals offsetting our $3.0 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of June 30, 2023, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, and capital expenditures and other future obligations.

Credit products

Growth in our portfolio of loan receivables increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our credit products.

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.S. credit activities. In August 2022, the CSSF approved PayPal’s management designating up to 50% of such balances to fund our credit activities through the end of February 2023. In February 2023, the CSSF agreed that PayPal’s management may continue to designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of June 30, 2023, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.8 billion and represented approximately 40% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio including those held on our balance sheet at closing of the transaction and a forward-flow arrangement for the sale of future originations. Following the closing of this transaction, which is expected to occur in the second half of 2023, the global investment firm will become the owner of the eligible consumer installment receivables and future eligible installment receivables originated over a 24-month commitment period, and we will no longer hold an ownership interest in these receivables. See “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.08% and 0.11% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the six months ended June 30, 2023, we repurchased approximately $3.0 billion of our common stock in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of June 30, 2023, a total of approximately $12.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

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

As of June 30, 2023 and December 31, 2022, approximately 46% and 57%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in fair value of our cash equivalents and available-for-sale debt securities investment by approximately $150 million and $161 million at June 30, 2023 and December 31, 2022, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of June 30, 2023 and December 31, 2022, we had $10.6 billion and $10.4 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of June 30, 2023 and December 31, 2022, we also had revolving credit facilities of approximately $5.6 billion and $5.7 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2023, we had no borrowings under these facilities, and as of December 31, 2022, ¥64.3 billion (approximately $491 million) was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings and our investment in foreign subsidiaries from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow hedges of forecasted revenues and expenses denominated in certain foreign currencies and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of AOCI. Cash flow hedges are subsequently reclassified into revenue or expense (as applicable) in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with net investment hedges will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.

If the U.S. dollar weakened by a hypothetical 10% at June 30, 2023 and December 31, 2022, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $574 million and $710 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $217 million and $173 million at June 30, 2023 and December 31, 2022, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of June 30, 2023 would have positively impacted income before income taxes by approximately $203 million, resulting in a net negative impact of approximately $14 million. Foreign currency exchange contracts in place as of December 31, 2022 would have positively impacted income before income taxes by approximately $144 million, resulting in a net negative impact of approximately $29 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of June 30, 2023 and December 31, 2022, our strategic investments totaled $2.4 billion and $2.1 billion, which represented approximately 16% and 14% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2023, which could be experienced in the near term, would have resulted in a decrease of approximately $236 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investee.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of June 30, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 10, 2023 (“2022 Form 10-K”), as updated by subsequent Quarterly Reports on Form 10-Q as filed with the SEC (“Forms 10-Q”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2022 Form 10‑K and Forms 10-Q. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

Regulators and legislators globally have been establishing, evolving, and increasing their regulatory authority, oversight, and enforcement in a manner that impacts our business. As we introduce new products and services and expand into new markets, including through acquisitions, we expect to become subject to additional regulations, restrictions, and licensing requirements. As we expand and localize our international activities, we expect that our obligations in the markets in which we operate will continue to increase. In addition, because we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws, which may impose different, more specific, or conflicting obligations on us, as well as broader liability.

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

Outside of the U.S., we principally provide our services to customers in the European Economic Area (“EEA”) and the United Kingdom (“U.K.”) through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg. PayPal (Europe) may be subject to enforcement actions and significant fines if it violates applicable requirements. Additionally, compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to potentially inconsistent interpretations and domestic regulations by various countries in the region. Applicable regulation relating to payments, anti-money laundering and digital services, which are key focus areas of regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks and associated costs. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity and certain activities of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier, which could subject us to additional requirements and would likely increase compliance costs. PayPal (Europe) is also subject to regulation by the ECB under the oversight framework for electronic payment instruments, schemes and arrangements (PISA), which may also lead to increased compliance obligations and costs.

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”). The Payment Services Act came into effect in Singapore in January 2020. As of July 1, 2023, PayPal Pte. Ltd. has been issued a Major Payment Institution license by the MAS to continue to provide payments services. In order to maintain this license, we are required to comply with applicable regulatory requirements, which will result in increased operational complexity and costs for our Singapore and international operations.

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

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York Department of Financial Services as a virtual currency business, which does not qualify us to engage in securities brokerage or dealing activities. The regulatory status of particular cryptocurrencies is unclear under existing law. For example, if the SEC were to assert that any of the cryptocurrencies we support are securities, the SEC could assert that our activities involving that cryptocurrency require securities broker-dealer registration or other obligations under the federal securities laws. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to additional licensing and regulatory obligations or to inquiries or investigations from the SEC, other regulators and governmental authorities, and require us to make product changes, restrict or discontinue product offerings, implement additional and potentially costly controls, or take other actions. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, and other consequences.

We hold our customers’ cryptocurrency assets through one or more third-party custodians. Financial and third-party risks related to our customer cryptocurrency offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodians, insufficient insurance coverage by a custodian to reimburse us for all such losses, a custodian’s failure to maintain effective controls over the custody and settlement services provided to us, a custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by a custodian, or counterparty financial institutions, could expose our customers and us to loss, and therefore significantly harm our business, financial performance, and reputation.

We have selected custodian partners, and may in the future select additional custodian partners, that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies. Nevertheless, operational disruptions at any such custodian, or such custodian’s failure to safeguard cryptocurrency holdings could result in losses of customer assets, expose us to customer claims, reduce consumer confidence and materially impact our operating results and our cryptocurrency product offerings.

Custodial arrangements to safeguard cryptocurrency assets involve unique risks and uncertainties in the event of a custodian’s bankruptcy. While other types of assets and some custodied cryptocurrencies have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet definitively determined the appropriate treatment of custodial holdings of digital assets in a bankruptcy proceeding. In the event of a custodian’s bankruptcy, the lack of precedent and the highly fact-dependent nature of the determination could delay or preclude the return of custodied cryptocurrency assets to us or to our customers. Although we contractually require our custodians to segregate our customer assets and not commingle them with proprietary or other assets, we cannot be certain that these contractual obligations, even if duly observed by a custodian, will be effective in preventing such assets from being treated as part of the custodian’s estate under bankruptcy or other insolvency law. In that event, our claim on behalf of such customers against a custodian’s estate for our customers’ cryptocurrency assets could be treated as a general unsecured claim against the custodian, in which case our customers could seek to hold us liable for any resulting losses.

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

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. The number and significance of these disputes and inquiries is expected to continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology. Investigations and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, negative publicity, substantial diversion of management’s time and effort, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices in costly ways, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

We are subject to the risk that account holders who use our credit products will default on their payment obligations. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans. Any deterioration in the performance of loans facilitated through our platform or unexpected losses on such loans may increase the risk of potential charge-offs, increase our allowance for loans and interest receivable, negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit product, and materially and adversely affect our financial condition and results of operations.

We currently purchase receivables related to our U.S. PayPal-branded merchant financing offerings and certain U.S. consumer installment loan products and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. In June 2023, we entered into a multi-year agreement to sell up to €40 billion of U.K. and European buy now, pay later (“BNPL”) loan receivables originated by PayPal (Europe), consisting of the sale of a substantial majority of the U.K. and European BNPL loan portfolio held on PayPal (Europe)’s balance sheet at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans. The closing of the transaction and the sale of future receivables are subject to certain conditions. If these conditions are not satisfied or waived or if the parties are unable to fulfill their obligations under these arrangements, the sale of these receivables could be delayed or not take place at all and we may not realize the expected benefits of this arrangement.

From time to time, we may consider other third-party sources of funding (including asset sales, warehouse facilities, forward-flow arrangements, securitizations, partnerships or other funding structures) for our credit portfolio or other receivables. The availability of such third-party funding is subject to a number of factors, including economic conditions and interest rates, and there can be no assurance that any such funding arrangements can be obtained on favorable terms or at all. If we are unable to fund our credit products or the purchase of the receivables related to our credit products and offerings adequately or in a cost-effective manner, the growth of our credit products and our results of operations and financial condition could be materially and adversely impacted.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), higher unemployment, high consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal, monetary and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results.

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

The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2023 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2023				$14,429
April 1, 2023 through April 30, 2023	8.2	$74.52	8.2	13,817
May 1, 2023 through May 31, 2023	6.5	$66.15	6.5	13,386
June 1, 2023 through June 30, 2023	7.5	$65.10	7.5	12,900
Balance as of June 30, 2023	22.2		22.2	$12,900
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.

On May 23, 2023, Gabrielle Rabinovitch, Acting Chief Financial Officer and Senior Vice President, Investor Relations and Treasurer, entered into an equity trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan has a duration of August 22, 2023 to August 22, 2024 with approximately 33,115 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.01	Officer's Certificate pursuant to the Indenture, dated as of June 9, 2023	8-K	6/9/2023
4.02	Form of Note for 0.813% Notes due 2025 (included in Exhibit 4.01)	8-K	6/9/2023
4.03	Form of Note for 0.972% Notes due 2026 (included in Exhibit 4.01)	8-K	6/9/2023
4.04	Form of Note for 1.240% Notes due 2028 (included in Exhibit 4.01)	8-K	6/9/2023
10.01+	PayPal Holdings, Inc. 2015 Incentive Award Plan, as Amended and Restated	8-K	5/31/2023
10.02	Credit Agreement, dated as of June 7, 2023, among PayPal Holdings, Inc. the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Australia Limited, as the Administrative Agents	8-K	6/13/2023
10.03†	Receivables Purchase Agreement, dated as of June 16, 2023 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)	8-K	6/22/2023
10.04†	Receivables Management Agreement, dated as of June 16, 2023 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), Alps Partners S.à r.l. (as Purchaser), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)	8-K	6/22/2023
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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
† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S‑K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	August 2, 2023	By:	/s/ Daniel H. Schulman
Daniel H. Schulman
President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date:	August 2, 2023	By:	/s/ Gabrielle Rabinovitch
Gabrielle Rabinovitch
Acting Chief Financial Officer and Senior Vice President, Investor Relations and Treasurer

