Form 10-Q
period 2023-09-30
PayPal Holdings, Inc.
filed 2023-11-02
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No  ☒
As of October 26, 2023, there were 1,078,140,224 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,816	$7,776
Short-term investments	4,731	3,092
Accounts receivable, net	988	963
Loans and interest receivable, held for sale	2,165	—
Loans and interest receivable, net of allowances of $555 and $598 as of September 30, 2023 and December 31, 2022, respectively	5,066	7,431
Funds receivable and customer accounts	34,641	36,264
Prepaid expenses and other current assets	2,228	1,898
Total current assets	56,635	57,424
Long-term investments	3,855	5,018
Property and equipment, net	1,529	1,730
Goodwill	10,935	11,209
Intangible assets, net	564	788
Other assets	2,922	2,455
Total assets	$76,440	$78,624
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$131	$126
Funds payable and amounts due to customers	38,641	40,014
Accrued expenses and other current liabilities	3,533	4,055
Income taxes payable	1,137	813
Total current liabilities	43,442	45,008
Deferred tax liability and other long-term liabilities	2,618	2,925
Long-term debt	10,640	10,417
Total liabilities	56,700	58,350
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,080 and 1,136 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 237 and 173 shares as of September 30, 2023 and December 31, 2022, respectively	(20,513)	(16,079)
Additional paid-in-capital	19,307	18,327
Retained earnings	21,798	18,954
Accumulated other comprehensive income (loss)	(852)	(928)
Total equity	19,740	20,274
Total liabilities and equity	$76,440	$78,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share data)
	(Unaudited)
Net revenues	$7,418	$6,846	$21,745	$20,135
Operating expenses:
Transaction expense	3,603	2,988	10,427	8,849
Transaction and credit losses	446	367	1,286	1,184
Customer support and operations	474	509	1,454	1,579
Sales and marketing	442	544	1,343	1,733
Technology and development	739	801	2,203	2,431
General and administrative	507	463	1,505	1,584
Restructuring and other charges	39	56	227	182
Total operating expenses	6,250	5,728	18,445	17,542
Operating income	1,168	1,118	3,300	2,593
Other income (expense), net	73	460	318	(337)
Income before income taxes	1,241	1,578	3,618	2,256
Income tax expense	221	248	774	758
Net income (loss)	$1,020	$1,330	$2,844	$1,498

Net income (loss) per share:
Basic	$0.93	$1.15	$2.56	$1.29
Diluted	$0.93	$1.15	$2.55	$1.29

Weighted average shares:
Basic	1,094	1,154	1,111	1,159
Diluted	1,098	1,157	1,115	1,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
	(Unaudited)
Net income (loss)	$1,020	$1,330	$2,844	$1,498
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(70)	(206)	(306)	(601)
Net investment hedges CTA gains, net	35	97	231	253
Tax expense on net investment hedges CTA gains, net	(8)	(23)	(53)	(59)
Unrealized gains (losses) on cash flow hedges, net	109	138	(25)	348
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(6)	(7)	1	(18)
Unrealized gains (losses) on investments, net	110	(157)	298	(614)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(26)	41	(70)	146
Other comprehensive income (loss), net of tax	144	(117)	76	(545)
Comprehensive income (loss)	$1,164	$1,213	$2,920	$953

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	795	795
Foreign CTA	—	—	—	(20)	—	(20)
Net investment hedges CTA gains, net	—	—	—	27	—	27
Tax expense on net investment hedges CTA gains, net	—	—	—	(6)	—	(6)
Unrealized losses on cash flow hedges, net	—	—	—	(111)	—	(111)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	6	—	6
Unrealized gains on investments, net	—	—	—	175	—	175
Tax expense on unrealized gains on investments, net	—	—	—	(41)	—	(41)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(157)	—	—	(157)
Common stock repurchased	(19)	(1,443)	—	—	—	(1,443)
Stock-based compensation	—	—	359	—	—	359
Balances at March 31, 2023	1,122	$(17,522)	$18,529	$(898)	$19,749	$19,858
Net income	—	—	—	—	1,029	1,029
Foreign CTA	—	—	—	(216)	—	(216)
Net investment hedges CTA gains, net	—	—	—	169	—	169
Tax expense on net investment hedges CTA gains, net	—	—	—	(39)	—	(39)
Unrealized losses on cash flow hedges, net	—	—	—	(23)	—	(23)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	1
Unrealized gains on investments, net	—	—	—	13	—	13
Tax expense on unrealized gains on investments, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	39	—	—	39
Common stock repurchased	(22)	(1,542)	—	—	—	(1,542)
Stock-based compensation	—	—	375	—	—	375
Balances at June 30, 2023	1,102	$(19,064)	$18,943	$(996)	$20,778	$19,661
Net income	—	—	—	—	1,020	1,020
Foreign CTA	—	—	—	(70)	—	(70)
Net investment hedge CTA gains, net	—	—	—	35	—	35
Tax expense on net investment hedges CTA gains, net	—	—	—	(8)	—	(8)
Unrealized gains on cash flow hedges, net	—	—	—	109	—	109
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(6)	—	(6)
Unrealized gains on investments, net	—	—	—	110	—	110
Tax expense on unrealized gains on investments, net	—	—	—	(26)	—	(26)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	(28)	—	—	(28)
Common stock repurchased	(23)	(1,449)	—	—	—	(1,449)
Stock-based compensation	—	—	392	—	—	392
Balances at September 30, 2023	1,080	$(20,513)	$19,307	$(852)	$21,798	$19,740

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	509	509
Foreign CTA	—	—	—	(95)	—	(95)
Net investment hedges CTA gains, net	—	—	—	21	—	21
Tax expense on net investment hedges CTA gains, net	—	—	—	(5)	—	(5)
Unrealized losses on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized losses on investments, net	—	—	—	(293)	—	(293)
Tax benefit on unrealized losses on investments, net	—	—	—	67	—	67
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	4	—	(273)	—	—	(273)
Common stock repurchased	(11)	(1,500)	—	—	—	(1,500)
Stock-based compensation	—	—	447	—	—	447
Other	—	—	1	—	—	1
Balances at March 31, 2022	1,161	$(13,380)	$17,383	$(444)	$17,044	$20,603
Net loss	—	—	—	—	(341)	(341)
Foreign CTA	—	—	—	(300)	—	(300)
Net investment hedges CTA gains, net	—	—	—	135	—	135
Tax expense on net investment hedges CTA gains, net	—	—	—	(31)	—	(31)
Unrealized gains on cash flow hedges, net	—	—	—	213	—	213
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(11)	—	(11)
Unrealized losses on investments, net	—	—	—	(164)	—	(164)
Tax benefit on unrealized losses on investments, net	—	—	—	38	—	38
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	3	—	51	—	—	51
Common stock repurchased	(8)	(750)	—	—	—	(750)
Stock-based compensation	—	—	324	—	—	324
Balances at June 30, 2022	1,156	$(14,130)	$17,758	$(564)	$16,703	$19,767
Net income	—	—	—	—	1,330	1,330
Foreign CTA	—	—	—	(206)	—	(206)
Net investment hedges CTA gains, net	—	—	—	97	—	97
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	138	—	138
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(7)	—	(7)
Unrealized losses on investments, net	—	—	—	(157)	—	(157)
Tax benefit on unrealized losses on investments, net	—	—	—	41	—	41
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	1	—	(14)	—	—	(14)
Common stock repurchased	(10)	(939)	—	—	—	(939)
Stock-based compensation	—	—	237	—	—	237
Balances at September 30, 2022	1,147	$(15,069)	$17,981	$(681)	$18,033	$20,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,844	$1,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,286	1,184
Depreciation and amortization	809	991
Stock-based compensation	1,087	967
Deferred income taxes	(439)	(538)
Net (gains) losses on strategic investments	(205)	163
Adjustments to loans and interest receivable, held for sale	49	—
Other	(267)	514
Originations of loans receivable, held for sale	(5,705)	—
Proceeds from repayments of loans receivable, originally classified as held for sale	3,676	—
Changes in assets and liabilities:
Accounts receivable	(35)	(89)
Accounts payable	(6)	(55)
Income taxes payable	(31)	109
Other assets and liabilities	(834)	(522)
Net cash provided by operating activities	2,229	4,222
Cash flows from investing activities:
Purchases of property and equipment	(478)	(548)
Proceeds from sales of property and equipment	44	5
Purchases and originations of loans receivable	(19,802)	(19,167)
Proceeds from repayments of loans receivable, originally classified as held for investment	21,319	17,164
Purchases of investments	(14,975)	(16,455)
Maturities and sales of investments	16,110	16,770
Funds receivable	(1,016)	(1,085)
Collateral posted related to derivative instruments, net	8	(3)
Other investing activities	76	30
Net cash provided by (used in) investing activities	1,286	(3,289)
Cash flows from financing activities:
Proceeds from issuance of common stock	82	86
Purchases of treasury stock	(4,395)	(3,189)
Tax withholdings related to net share settlements of equity awards	(225)	(321)
Borrowings under financing arrangements	829	3,346
Repayments under financing arrangements	(942)	(1,686)
Funds payable and amounts due to customers	(1,277)	(659)
Collateral received related to derivative instruments, net	(65)	437
Other financing activities	—	1
Net cash (used in) provided by financing activities	(5,993)	(1,985)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(95)	(253)
Net change in cash, cash equivalents, and restricted cash	(2,573)	(1,305)
Cash, cash equivalents, and restricted cash at beginning of period	19,156	18,029
Cash, cash equivalents, and restricted cash at end of period	$16,583	$16,724

Supplemental cash flow disclosures:
Cash paid for interest	$167	$114
Cash paid for income taxes, net	$1,058	$666

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$6,816	$6,659
Short-term investments	6	21
Funds receivable and customer accounts	9,761	10,044
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$16,583	$16,724

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of September 30, 2023 and December 31, 2022, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of September 30, 2023 and December 31, 2022, the carrying value of our investments in nonconsolidated VIEs was $160 million and $128 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million and $232 million as of September 30, 2023 and December 31, 2022, respectively.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 10, 2023.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2023.

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

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows:

	Nine Months Ended September 30, 2022
	(In millions)
	As Previously Reported (1)	Adjustments	Reclassified

Net cash provided by (used in):
Operating activities(2)	$4,656	$(434)	$4,222
Investing activities(3)	(3,286)	(3)	(3,289)
Financing activities(4)	(2,422)	437	(1,985)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(253)	—	(253)
Net decrease in cash, cash equivalents, and restricted cash	$(1,305)	$—	$(1,305)
(1) As reported in our Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 4, 2022.
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

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of U.K. and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivable, held for sale at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (together, “eligible consumer installment receivables”). Following the closing of this transaction, which is expected to occur in the fourth quarter of 2023, the global investment firm will become the owner of the eligible consumer installment receivables and we will no longer hold an ownership interest in these receivables. We will maintain the servicing rights and receive a servicing fee for the entire pool of the eligible consumer installment receivables outstanding.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other charges on our condensed consolidated statements of income (loss). Prior to the decision to sell, this portfolio was reported at outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. At the time of reclassification, any previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease of approximately $33 million in transaction and credit losses in our condensed consolidated statements of income (loss) for the nine months ended September 30, 2023. Interest income on interest bearing held-for-sale loans is accrued and recognized based on the contractual rate of interest.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Primary geographical markets
U.S.	$4,257	$3,978	$12,614	$11,512
Other countries(1)	3,161	2,868	9,131	8,623
Total net revenues(2)	$7,418	$6,846	$21,745	$20,135

Revenue category
Transaction revenues	$6,654	$6,234	$19,574	$18,504
Revenues from other value added services	764	612	2,171	1,631
Total net revenues(2)	$7,418	$6,846	$21,745	$20,135
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $433 million and $391 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $874 million for the nine months ended September 30, 2023 and 2022, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,020	$1,330	$2,844	$1,498
Denominator:
Weighted average shares of common stock - basic	1,094	1,154	1,111	1,159
Dilutive effect of equity incentive awards	4	3	4	4
Weighted average shares of common stock - diluted	1,098	1,157	1,115	1,163
Net income (loss) per share:
Basic	$0.93	$1.15	$2.56	$1.29
Diluted	$0.93	$1.15	$2.55	$1.29
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	22	14	20	13

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations or divestitures completed in the three and nine months ended September 30, 2023 and 2022.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In September 2023, we entered into a definitive agreement to sell Happy Returns to United Parcel Services, Inc. for approximately $465 million in cash. The sale of Happy Returns will enable us to focus on our core business and priorities. The transaction closed in the fourth quarter of 2023, and we expect to record a pre-tax gain of approximately $329 million, net of expected transaction costs, in restructuring and other charges on the condensed consolidated statements of income (loss) in that period.

We concluded that Happy Returns meets the criteria to be classified as held for sale and measured at the lower of its carrying amount or fair value less cost to sell as of September 30, 2023. The assets held for sale consist primarily of $81 million of goodwill and $13 million of net intangible assets, which are presented within prepaid expenses and other current assets on our condensed consolidated balance sheets as of September 30, 2023. No impairment charges were required in the three months ended September 30, 2023. The sale does not represent a strategic shift that would have a major effect on our operations and financial results, and therefore is not reported as a discontinued operation.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2023:

	December 31, 2022	Goodwill Acquired	Adjustments	September 30, 2023
	(In millions)
Total goodwill	$11,209	$—	$(274)	$10,935

The adjustments to goodwill during the nine months ended September 30, 2023 pertained to foreign currency translation adjustments and reclassification of $81 million of goodwill to assets held for sale described in “Note 4—Business Combinations and Divestitures.”

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,521	$(1,099)	$422	7	$1,664	$(1,092)	$572	7
Marketing related	383	(345)	38	5	395	(339)	56	5
Developed technology	1,011	(991)	20	3	1,099	(1,048)	51	3
All other	428	(344)	84	7	438	(329)	109	7
Intangible assets, net	$3,343	$(2,779)	$564		$3,596	$(2,808)	$788

In the three and nine months ended September 30, 2023, we reclassified approximately $36 million of gross intangible assets, with a net carrying amount of $13 million as assets held for sale as described in “Note 4—Business Combinations and Divestitures.” In the three months ended September 30, 2023, we retired approximately $49 million of fully amortized intangible assets, of which $35 million and $14 million were included in developed technology and customer lists and user base, respectively. In the nine months ended September 30, 2023, we retired approximately $141 million of fully amortized intangible assets, of which $79 million and $62 million were included in customer lists and user base and developed technology, respectively. Amortization expense for intangible assets was $57 million and $118 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $172 million and $356 million for the nine months ended September 30, 2023 and 2022, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Expected future intangible asset amortization as of September 30, 2023 was as follows (in millions):

Fiscal years:
Remaining 2023	$48
2024	178
2025	148
2026	91
2027	56
Thereafter	43
Total	$564

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

As of September 30, 2023, we had no finance leases.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Lease expense
Operating lease expense	$39	$43	$119	$128
Sublease income	(2)	(2)	(6)	(6)
Lease expense, net	$37	$41	$113	$122

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$44	$131	$127
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$(23)	$5	$(1)	$99
Other non-cash ROU lease asset activity(1)	$(15)	$(11)	$(40)	$(36)
(1) ROU lease asset impairment. Refer to “Note 17—Restructuring and Other Charges” for further details.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
	(In millions, except weighted-average figures)
Operating ROU lease assets	$423	$574
Current operating lease liabilities	147	151
Operating lease liabilities	449	569
Total operating lease liabilities	$596	$720
Weighted-average remaining lease term—operating leases	5.0 years	5.7 years
Weighted-average discount rate—operating leases	4%	3%

Future minimum lease payments for our operating leases as of September 30, 2023 were as follows:

Operating Leases
Fiscal years:	(In millions)
Remaining 2023	$44
2024	160
2025	122
2026	108
2027	86
Thereafter	137
Total	$657
Less: present value discount	(61)
Lease liability	$596

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

As of September 30, 2023, we have additional operating leases, primarily for data centers, which will commence in the first quarter of 2024 or later with minimum lease payments aggregating to $244 million and lease terms ranging from five to eight years.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, convert, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, Litecoin, and PayPal USD stablecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of September 30, 2023, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreement.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. We also recognize a corresponding safeguarding asset, which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using quoted prices for the underlying crypto assets on the active exchange that we have identified as the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of September 30, 2023, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Bitcoin	$479	$291
Ethereum	316	250
Other	82	63
Crypto asset safeguarding liability	$877	$604
Crypto asset safeguarding asset	$877	$604

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(23)	$(403)	$(811)	$195	$46	$(996)
Other comprehensive income (loss) before reclassifications	116	110	(70)	35	(40)	151
Less: Amount of gain reclassified from accumulated other comprehensive income (loss) (“AOCI”)	7	—	—	—	—	7
Net current period other comprehensive income (loss)	109	110	(70)	35	(40)	144
Ending balance	$86	$(293)	$(881)	$230	$6	$(852)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$409	$(544)	$(665)	$180	$56	$(564)
Other comprehensive income (loss) before reclassifications	294	(157)	(206)	97	11	39
Less: Amount of gain reclassified from AOCI	156	—	—	—	—	156
Net current period other comprehensive income (loss)	138	(157)	(206)	97	11	(117)
Ending balance	$547	$(701)	$(871)	$277	$67	$(681)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	92	273	(306)	231	(122)	168
Less: Amount of gain (loss) reclassified from AOCI	117	(25)	—	—	—	92
Net current period other comprehensive income (loss)	(25)	298	(306)	231	(122)	76
Ending balance	$86	$(293)	$(881)	$230	$6	$(852)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Investments	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	658	(614)	(601)	253	69	(235)
Less: Amount of gain reclassified from AOCI	310	—	—	—	—	310
Net current period other comprehensive income (loss)	348	(614)	(601)	253	69	(545)
Ending balance	$547	$(701)	$(871)	$277	$67	$(681)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Gains on cash flow hedges—foreign currency exchange contracts	$7	$156	$117	$310	Net revenues
Losses on investments	—	—	(23)		Net revenues
Losses on investments	—	—	(2)	—	Other income (expense), net
	7	156	92	310	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$7	$156	$92	$310	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Interest income	$124	$48	$348	$90
Interest expense	(86)	(87)	(260)	(215)
Net gains (losses) on strategic investments	24	495	205	(163)
Other	11	4	25	(49)
Other income (expense), net	$73	$460	$318	$(337)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS AND INVESTMENTS
The following table summarizes the assets underlying our funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Funds receivable and customer accounts:
Cash and cash equivalents	$9,761	$11,363
Time deposits	96	95
Available-for-sale debt securities	16,360	17,349
Funds receivable	8,424	7,457
Total funds receivable and customer accounts	$34,641	$36,264
Short-term investments:
Time deposits	$507	$482
Available-for-sale debt securities	4,218	2,593
Restricted cash	6	17
Total short-term investments	$4,731	$3,092
Long-term investments:
Time deposits	$45	$55
Available-for-sale debt securities	1,421	2,817
Strategic investments	2,389	2,146
Total long-term investments	$3,855	$5,018

As of September 30, 2023 and December 31, 2022, the estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2023(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$8,851	$—	$(146)	$8,705
Foreign government and agency securities	808	—	(16)	792
Corporate debt securities	1,508	—	(38)	1,470
Asset-backed securities	1,501	2	(5)	1,498
Municipal securities	579	—	(6)	573
Commercial paper	3,078	—	(3)	3,075
Short-term investments:
U.S. government and agency securities	580	—	(6)	574
Foreign government and agency securities	368	—	(12)	356
Corporate debt securities	1,143	—	(21)	1,122
Asset-backed securities	585	1	(7)	579
Commercial paper	1,588	—	(1)	1,587
Long-term investments:
U.S. government and agency securities	336	—	(20)	316
Foreign government and agency securities	34	—	(2)	32
Corporate debt securities	210	—	(11)	199
Asset-backed securities	876	—	(2)	874
Total available-for-sale debt securities(2)	$22,045	$3	$(296)	$21,752
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $94 million and $65 million at September 30, 2023 and December 31, 2022, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2023 and December 31, 2022, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2023(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,534	$(22)	$4,504	$(124)	$8,038	$(146)
Foreign government and agency securities	102	(1)	513	(15)	615	(16)
Corporate debt securities	124	—	1,346	(38)	1,470	(38)
Asset-backed securities	702	(3)	337	(2)	1,039	(5)
Municipal securities	389	(4)	155	(2)	544	(6)
Commercial paper	2,682	(3)	—	—	2,682	(3)
Short-term investments:
U.S. government and agency securities	25	—	150	(6)	175	(6)
Foreign government and agency securities	—	—	356	(12)	356	(12)
Corporate debt securities	307	—	793	(21)	1,100	(21)
Asset-backed securities	188	(2)	132	(5)	320	(7)
Commercial paper	1,537	(1)	—	—	1,537	(1)
Long-term investments:
U.S. government and agency securities	—	—	316	(20)	316	(20)
Foreign government and agency securities	—	—	32	(2)	32	(2)
Corporate debt securities	—	—	199	(11)	199	(11)
Asset-backed securities	251	(1)	230	(1)	481	(2)
Total available-for-sale debt securities	$9,841	$(37)	$9,063	$(259)	$18,904	$(296)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the three months ended September 30, 2023, we received $772 million in proceeds from the sale of available-for-sale debt securities and incurred gross realized gains and losses which were de minimis and determined using the specific identification method. During the nine months ended September 30, 2023, we received $2.7 billion in proceeds from the sale of available-for-sale debt securities and incurred gross realized losses of $25 million and de minimis gross realized gains, which were determined using the specific identification method.

Our available-for-sale debt securities included within funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2023
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,950	$13,782
After one year through five years	5,721	5,599
After five years through ten years	2,309	2,307
After ten years	65	64
Total	$22,045	$21,752

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $541 million and $323 million as of September 30, 2023 and December 31, 2022, respectively.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.8 billion as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, we had non-marketable equity securities of $168 million and $136 million, respectively, where we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Carrying amount, beginning of period	$1,691	$1,574	$1,687	$1,268
Adjustments related to non-marketable equity securities:
Net additions(1)	4	17	30	74
Gross unrealized gains	—	174	23	423
Gross unrealized losses and impairments	(15)	—	(60)	—
Carrying amount, end of period	$1,680	$1,765	$1,680	$1,765
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
	(In millions)
Cumulative gross unrealized gains	$1,159	$1,137
Cumulative gross unrealized losses and impairments	$(188)	$(131)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net unrealized gains (losses)	$13	$232	$200	$220

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)	$677	$—	$677
Short-term investments(2):
U.S. government and agency securities	574	—	574
Foreign government and agency securities	356	—	356
Corporate debt securities	1,122	—	1,122
Asset-backed securities	579	—	579
Commercial paper	1,587	—	1,587
Total short-term investments	4,218	—	4,218
Funds receivable and customer accounts(3):
Cash and cash equivalents	398	—	398
U.S. government and agency securities	8,705	—	8,705
Foreign government and agency securities	930	—	930
Corporate debt securities	1,579	—	1,579
Asset-backed securities	1,498	—	1,498
Municipal securities	573	—	573
Commercial paper	3,075	—	3,075
Total funds receivable and customer accounts	16,758	—	16,758
Derivatives	301	—	301
Crypto asset safeguarding asset	877	—	877
Long-term investments(2),(4):
U.S. government and agency securities	316	—	316
Foreign government and agency securities	32	—	32
Corporate debt securities	199	—	199
Asset-backed securities	874	—	874
Marketable equity securities	541	541	—
Total long-term investments	1,962	541	1,421
Total financial assets	$24,793	$541	$24,252
Liabilities:
Derivatives	$56	$—	$56
Crypto asset safeguarding liability	877	—	877
Total financial liabilities	$933	$—	$933
(1) Excludes cash of $6.1 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $6 million and time deposits of $552 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $17.9 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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

Our marketable equity securities are valued using quoted prices for identical assets in active markets (Level 1). There are no active markets for our crypto asset safeguarding liability or the corresponding safeguarding asset. Accordingly, we have valued the asset and liability using quoted prices on the active exchange that we have identified as the principal market for the underlying crypto assets (Level 2). All other financial assets and liabilities are valued using quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs (Level 2).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as currency rates, interest rate yield curves, option volatility, and equity prices.

As of September 30, 2023 and December 31, 2022, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$255	$247	$441	$481

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Funds receivable and customer accounts	$(5)	$(70)	$6	$(213)

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of September 30, 2023 and December 31, 2022 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively:

	September 30, 2023	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$2,165	$—	$2,165
Non-marketable equity securities measured using the Measurement Alternative(1)	159	111	48
Other assets(2)	112	112	—
Total	$2,436	$223	$2,213
(1) Excludes non-marketable equity securities of $1.5 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2023.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the nine months ended September 30, 2023. See “Note 6—Leases” for additional information.

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

The fair value of loans and interest receivables held for sale is classified within Level 3 as we estimate fair value using significant unobservable inputs. The significant unobservable input is the price at which the Company expects to sell the loans based upon our agreement with the global investment firm to purchase these loans. The price is determined based upon certain loan and risk classifications of the portfolio. The following table presents the valuation techniques covering the majority of Level 3 non-recurring fair value measurements and the most significant unobservable inputs used in those measurements as of September 30, 2023:

	Fair Value (In millions)	Methodology	Input	Low(1)	High(1)	Weighted Average(1)(2)
Loans and interest receivable, held for sale	$2,165	Price-based	Price	$0.98	$1.00	$0.99
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

We evaluate ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. Impairment losses on ROU lease assets related to office operating leases are calculated using estimated rental income per square foot derived from observable market data, and the impaired asset is classified within Level 2 in the fair value hierarchy.

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $479 million and fair value of approximately $406 million as of September 30, 2023. Our notes receivable had a carrying value of approximately $441 million and fair value of approximately $396 million as of December 31, 2022. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.5 billion and fair value of approximately $9.5 billion as of September 30, 2023. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.5 billion as of December 31, 2022. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash flow hedges

We have significant international revenues and expenses denominated in foreign currencies, which subjects us to foreign currency exchange risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in certain foreign currencies. The objective of these foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue or applicable expense line item in the condensed consolidated statements of income (loss) in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of September 30, 2023, we estimated that $86 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2023 and 2022, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

We have not reclassified any gains or losses related to net investment hedges from AOCI into earnings for any of the periods presented.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of September 30, 2023 and December 31, 2022 was as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$105	$167
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	94	15
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	102	62
Total derivative assets		$301	$244

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$19	$68
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	—	133
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	37	97
Total derivative liabilities		$56	$298

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $29 million as of September 30, 2023 and $70 million as of December 31, 2022.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	September 30, 2023	December 31, 2022
	(In millions)
Cash collateral posted(1)	$16	$24
Cash collateral received(2)	$138	$203
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,
	2023		2022
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,418	$73	$6,846	$460

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains on foreign currency exchange contracts reclassified from AOCI	7	—	156	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of gains on foreign currency exchange contracts excluded from the assessment of effectiveness	—	20	—	27
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains on foreign currency exchange contracts	—	54	—	52
Amount of losses on equity derivative contracts (1)	—	—	—	(174)
Total gains (losses)	$7	$74	$156	$(95)
(1) During the three months ended September 30, 2022, equity derivative contracts were entered into and matured in association with the sale of marketable equity securities related to a strategic investment.

	Nine Months Ended September 30,
	2023		2022
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$21,745	$318	$20,135	$(337)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains on foreign exchange contracts reclassified from AOCI	117	—	310	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	79	—	53
Gains (losses) on derivatives not designated as hedging instruments:
Amount of (losses) gains on foreign exchange contracts	—	(102)	—	160
Amount of losses on equity derivative contracts (1)	—	—	—	(174)
Total gains (losses)	$117	$(23)	$310	$39
(1) During the nine months ended September 30, 2022, equity derivative contracts were entered into and matured in association with the sale of marketable equity securities related to a strategic investment. The cash flows associated with the equity derivative contracts were classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Unrealized gains on foreign exchange contracts designated as cash flow hedges	$116	$294	$92	$658
Unrealized gains on foreign exchange contracts designated as net investment hedges	35	97	231	253
Total unrealized gains recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$151	$391	$323	$911

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

	September 30, 2023	December 31, 2022
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,336	$7,149
Foreign exchange contracts not designated as hedging instruments	9,387	11,840
Total	$15,723	$18,989

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio, including those held on our balance sheet at closing of the transaction and a forward-flow arrangement for the sale of future originations. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other charges on our condensed consolidated statements of income (loss). Prior to the decision to sell, this portfolio was reported at outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. At the time of reclassification, any previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease of approximately $33 million in transaction and credit losses in our condensed consolidated statements of income (loss). See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information.

During the nine months ended September 30, 2023, we reclassified approximately $1.2 billion of eligible consumer installment receivables from loans and interest receivable, net to loans and interest receivable, held for sale. As of September 30, 2023, the total outstanding balance in our held for sale portfolio was $2.2 billion, including loans reclassified as held for sale and loans originated as held for sale.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. Beginning in June 2022, we have purchased receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2023 and 2022, we purchased approximately $643 million and $106 million in consumer receivables, respectively. As of September 30, 2023 and December 31, 2022, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.2 billion and $5.9 billion, respectively, net of the participation interest sold to the partner institution of $22 million and $17 million, respectively.

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

September 30, 2023
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2023	2022	2021	2020	2019	Total	Percent
Consumer loans and interest receivable:
Current	$1,993	$1,609	$412	$11	$—	$—	$4,025	95.4%
30 - 59 Days	26	30	6	1	—	—	63	1.5%
60 - 89 Days	18	22	6	—	—	—	46	1.1%
90 - 179 Days	35	37	11	1	—	—	84	2.0%
Total	$2,072	$1,698	$435	$13	$—	$—	$4,218	100%
Gross charge-offs for the nine months ended September 30, 2023	$95	$43	$129	$5	$—	$—	$272

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(2)
	(In millions)
Beginning balance	$322	$25	$347	$243	$43	$286
Reversal of allowance due to reclassification of loans and interest receivable to held for sale	(33)	—	(33)	—	—	—
Provisions	271	20	291	198	9	207
Charge-offs	(250)	(22)	(272)	(149)	(22)	(171)
Recoveries	29	—	29	14	—	14
Other(3)	(5)	—	(5)	(41)	(6)	(47)
Ending balance	$334	$23	$357	$265	$24	$289
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale.
(2) Excludes allowances from other consumer credit products of $2 million at September 30, 2022.
(3) Includes amounts related to foreign currency remeasurement.

The provision for the nine months ended September 30, 2023 for our consumer receivable portfolio was primarily attributable to growth in installment loans in the U.S. and Japan and U.K. revolving loans as well as a deterioration in credit quality of installment loans in the U.S. In the second quarter of 2023, we updated our expected credit loss models for the U.K. revolving loan product. The updated expected credit loss models utilize certain macroeconomic factors such as forecasted trends in household disposable income and retail e-commerce sales, and no longer consider unemployment. These changes did not have a material impact on our provision recorded in the period. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to the financial health of our borrowers.

The increase in charge-offs for the nine months ended September 30, 2023 compared to the same period of the prior year was due to the expansion of our installment products and growth of revolving credit products.

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

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2023 and 2022, we purchased approximately $1.3 billion and $2.3 billion in merchant receivables, respectively. As of September 30, 2023 and December 31, 2022, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.4 billion and $2.1 billion, respectively, net of the participation interest sold to the partner institution of $55 million and $97 million, respectively.

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

September 30, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$988	$173	$5	$30	$20	$1,216	86.7%
30 - 59 Days	30	24	2	1	3	60	4.3%
60 - 89 Days	15	17	—	1	1	34	2.4%
90 - 179 Days	27	53	2	2	1	85	6.1%
180+ Days	—	4	2	1	1	8	0.5%
Total	$1,060	$271	$11	$35	$26	$1,403	100%
Gross charge-offs for the nine months ended September 30, 2023	$12	$185	$13	$14	$4	$228

December 31, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,826	$20	$57	$42	$2	$1,947	90.7%
30 - 59 Days	63	7	3	4	—	77	3.6%
60 - 89 Days	34	4	4	2	—	44	2.0%
90 - 179 Days	55	9	3	3	—	70	3.3%
180+ Days	1	2	2	3	—	8	0.4%
Total	$1,979	$42	$69	$54	$2	$2,146	100%

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the nine months ended September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$230	$18	$248	$192	$9	$201
Provisions	135	24	159	31	9	40
Charge-offs	(204)	(24)	(228)	(75)	(6)	(81)
Recoveries	19	—	19	27	—	27
Ending balance	$180	$18	$198	$175	$12	$187

The provision for the nine months ended September 30, 2023 was primarily attributable to a deterioration in credit quality of loans outstanding. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants, as described further below.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The increase in the charge-offs for the nine months ended September 30, 2023 compared to the same period of the prior year was due to the expansion of acceptable risk parameters in 2022, which resulted in a deterioration of the overall credit quality of loans outstanding.

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

Loan modifications for merchants experiencing financial difficulty

In certain instances, we may modify the merchant loans, advances, and interest and fees receivable for which we determine it is probable that, without modification, we would be unable to collect all amounts due. These modifications are intended to provide merchants with financial relief and enable us to potentially mitigate losses.

Modifications during the three and nine months ended September 30, 2023 were term extensions. These modifications increased the term, while moving the delinquency status to current. The following table details merchant loans, advances, and interest and fees receivable as of September 30, 2023 that were modified through a term extension to a merchant experiencing financial difficulty during the three and nine months ended September 30, 2023, and the financial effect of these modifications:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Merchant loans, advances, and interest and fees receivables:
Amortized cost basis (in millions)	$37	$107
Modifications as % of merchant loans, advances, and interest and fees receivables	3%	8%
Weighted average term extension (months)	25	24

We closely monitor the performance of the merchant loans, advances, and interest and fees receivable that were modified to extend the term to understand the effectiveness of these modification efforts. The following table depicts the performance of merchant loans, advances, and interest and fees receivable as of September 30, 2023 that have been modified during the nine months ended September 30, 2023:

September 30, 2023
(In millions)
Merchant loans, advances, and interest and fees receivables:
Current	$86
30 - 59 days past due	7
60 - 89 days past due	4
90 - 179 days past due	10
Total	$107

A merchant is considered in payment default after a modification when the merchant’s payment is 60 days past their expected or contractual repayment date. Merchant loans, advances, and interest and fees receivable modified to extend the term since January 1, 2023 that subsequently defaulted were not material during the three and nine months ended September 30, 2023.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Allowances for merchant loans, advances, and interest and fees receivable modified due to merchants experiencing financial difficulties are assessed separately from other loans and advances within our portfolio and are determined by estimating current expected credit losses utilizing the modified term. Historical loss estimates are utilized in addition to macroeconomic assumptions to determine current expected credit losses. Further, we may include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses.

NOTE 12—DEBT

FIXED RATE NOTES

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $603 million as of September 30, 2023). Interest on these notes is payable on June 9 and December 9 of each year, beginning on December 9, 2023.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2023 and December 31, 2022, we had an outstanding aggregate principal amount of $10.6 billion and $10.4 billion, respectively, related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	September 30, 2023	December 31, 2022
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$1,250	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.350% notes	6/1/2023	1.55%	—	418
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	201	—
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	154	—
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	248	—
Total term debt			$10,603	$10,418

Unamortized premium (discount) and issuance costs, net			(71)	(74)
Less: current portion of term debt(2)			—	(418)
Total carrying amount of term debt			$10,532	$9,926
(1) Principal amounts represent the U.S. dollar equivalent as of September 30, 2023 and December 31, 2022, respectively.
(2) The current portion of term debt is included within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $84 million and $250 million for the three and nine months ended September 30, 2023, respectively. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $83 million and $206 million for the three and nine months ended September 30, 2022, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Five-year revolving credit facility

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility and terminated the facility entered into in September 2019. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British pound, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of September 30, 2023, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention of the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement will bear interest at either (i) the applicable term benchmark rate plus a margin (based on the Company’s public debt ratings) ranging from 0.750% to 1.250%, (ii) the applicable Risk-Free Rate (Sterling Overnight Index Average for loans denominated in pounds sterling and Euro Short-Term Rate for loans denominated in euros) rate plus a margin (based on the Company’s public debt ratings) ranging from 0.750% to 1.250%, (iii) the applicable overnight rate plus a margin (based on the Company’s public debt ratings) ranging from 0.750% to 1.250% or (iv) a formula based on the prime rate, the federal funds effective rate or the adjusted term Secured Overnight Financing Rate plus a margin (based on the Company’s public debt ratings) ranging from zero to 0.250%. Subject to certain conditions stated in the Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on June 7, 2028, unless (a) the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon the request of the Company, subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires the Company to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of September 30, 2023, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at September 30, 2023, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $603 million as of September 30, 2023). In June 2023, we repaid borrowings on the Paidy Credit Agreement using proceeds from the June 2023 debt issuance. As of September 30, 2023 and December 31, 2022, ¥16.0 billion (approximately $108 million) and ¥64.3 billion (approximately $491 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At September 30, 2023, ¥74.0 billion (approximately $495 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three and nine months ended September 30, 2023 and 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FUTURE PRINCIPAL PAYMENTS

As of September 30, 2023, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2023	$—
2024	1,250
2025	1,201
2026	1,404
2027	500
Thereafter	6,248
Total	$10,603

Other than as provided above, there were no significant changes to the information disclosed in our 2022 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of September 30, 2023 and December 31, 2022, approximately $5.7 billion and $4.9 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of September 30, 2023. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

In October 2023, we received a CID from the CFPB related to investigation and error-resolution obligations under Regulation E, the presentment of transactions to linked bank accounts, and related matters. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in connection with this CID.

On November 1, 2023, we received a subpoena from the U.S. SEC Division of Enforcement relating to PayPal USD stablecoin. The subpoena requests the production of documents. We are cooperating with the SEC in connection with this request.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Legal proceedings

On December 16, 2021 and January 19, 2022, two related putative shareholder derivative actions captioned Pang v. Daniel Schulman, et al., Case No. 21-cv-09720, and Lalor v. Daniel Schulman, et al., Case No. 22-cv-00370, respectively, were filed in the U.S. District Court for the Northern District of California (the “California Derivative Actions”), purportedly on behalf of the Company. On August 2, 2022, a related putative shareholder derivative action captioned Jefferson v. Daniel Schulman, et al., No. 2022-0684, was filed in the Court of Chancery for the State of Delaware (the “Delaware Derivative Action,” and collectively with the California Derivative Actions, the “Derivative Actions”), purportedly on behalf of the Company. The Derivative Actions are based on the same alleged facts and circumstances as the putative securities class action captioned Kang v. PayPal Holdings, Inc., et al., Case No. 21-cv-06468, that was filed in the U.S. District Court for the Northern District of California (the “Kang Securities Action”), and name certain of our officers, including our former Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the Securities Exchange Act of 1934 (“Exchange Act”), and seek to recover damages on behalf of the Company. On February 1, 2022, the court entered an order consolidating the two California Derivative Actions and staying them until all motions to dismiss in the Kang Securities Action are resolved. On June 29, 2023, following the final dismissal of the Kang Securities Action, the Court ordered a stipulation dismissing the California Derivative Actions, without prejudice, and on July 7, 2023, the Court ordered a stipulation dismissing the Delaware Derivative Action, without prejudice.

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Sections 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. On April 4, 2023, a putative shareholder derivative action captioned Nelson v. Daniel Schulman, et. al., Case No. 23-cv-01913, was filed in the U.S. District Court for the District of New Jersey (the “Nelson Action”) purportedly on behalf of the Company. The Shah and Nelson Actions are based on the same alleged facts and circumstances as the PPH Securities Action, and name certain of our officers, including our former Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Shah and Nelson Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and violations of the Exchange Act, and seek to recover damages on behalf of the Company. The Shah and Nelson Actions have been stayed pending further developments in the PPH Securities Action.

On December 20, 2022, a civil lawsuit captioned State of Hawai‘i, by its Office of Consumer Protection, v. PayPal, Inc., and PayPal Holdings, Inc., Case No. 1CCV-22-0001610, was filed in the Circuit Court of the First Circuit of the State of Hawai‘i (the “Hawai‘i Action”). The Hawai‘i Action asserts claims for unfair and deceptive acts and practices under Hawai‘i Revised Statutes Sections 480-2(a) and 481A-3(a). Plaintiff seeks injunctive relief as well as unspecified penalties and other monetary relief. On July 14, 2023, the court denied Defendants’ motion to dismiss the complaint. Trial is scheduled to begin in August 2024.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At September 30, 2023 and December 31, 2022, the allowance for transaction losses was $67 million and $66 million, respectively. The allowance for negative customer balances was $230 million and $212 million at September 30, 2023 and December 31, 2022, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$346	$378	$278	$355
Provision	329	254	915	956
Realized losses	(417)	(394)	(970)	(1,157)
Recoveries	39	50	74	134
Ending balance	$297	$288	$297	$288

NOTE 14—STOCK REPURCHASE PROGRAMS

During the nine months ended September 30, 2023, we repurchased approximately 64 million shares of our common stock for approximately $4.4 billion at an average price of $69.06, excluding excise tax. These shares were purchased in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of September 30, 2023, a total of approximately $11.5 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we have reflected the applicable excise tax in treasury stock on our condensed consolidated balance sheet. During the nine months ended September 30, 2023, we recorded $39 million in excise tax within treasury stock on our condensed consolidated balance sheet.

NOTE 15—STOCK-BASED PLANS

In May 2023, our stockholders approved an additional authorization of 34.6 million shares to the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”). In June 2023, the Company filed a post-effective amendment to the registration statement for the PayPal Holdings, Inc. 2022 Inducement Plan (“Inducement Plan”), which enabled 2.6 million shares previously issuable under the Inducement Plan to be included in the 34.6 million additional shares issuable under the Plan.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Customer support and operations	$79	$56	$227	$196
Sales and marketing	44	27	132	114
Technology and development	156	115	453	380
General and administrative	115	41	315	317
Total stock-based compensation expense	$394	$239	$1,127	$1,007
Capitalized stock-based compensation expense	$14	$12	$38	$40
NOTE 16—INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2023 was 18% and 21%, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 was 16% and 34%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the three and nine months ended September 30, 2023 was primarily the result of foreign income taxed at different rates and discrete tax adjustments, including tax expense related to stock-based compensation. The difference between our effective tax rate and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 was primarily the result of foreign income taxed at different rates, and for the nine months ended September 30, 2022, tax expense related to the intra-group transfer of intellectual property.

NOTE 17—RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the three and nine months ended September 30, 2023 were $3 million and $120 million, respectively. We primarily incurred employee severance and benefits costs, substantially all of which have been accrued for as of March 31, 2023.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2023:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2023	$24
Charges	120
Payments	(136)
Accrued liability as of September 30, 2023	$8

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $15 million and $58 million in the three and nine months ended September 30, 2023, respectively, and $29 million and $64 million in the three and nine months ended September 30, 2022, respectively, due to exiting of certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information. In the nine months ended September 30, 2023, we recognized a gain of $17 million due to the sale of an owned property. We also incurred a loss of $12 million related to another owned property held for sale in the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, approximately $15 million and $49 million, respectively, of losses were recorded in restructuring and other charges in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

NOTE 18—SUBSEQUENT EVENTS

As described in “Note 1—Overview and Summary of Significant Accounting Policies,” in June 2023 we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of eligible consumer installment receivables. In October 2023, we began selling those receivables and as of October 31, 2023, $1.4 billion of such receivables, which were classified as held for sale, have been sold. Following the sale, the global investment firm became the owner of the receivables sold and we no longer hold an ownership interest in these receivables. This transaction was accounted for as a sale, based on our determination that it met the necessary criteria for such accounting including legal isolation of transferred assets, ability of the transferee to pledge or exchange the transferred assets without constraint, and the transfer of control. Accordingly, we no longer record these loan and interest receivables on our consolidated financial statements. We also concluded that our continuing involvement in the arrangement does not negate this determination.

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

BREXIT

The United Kingdom (“U.K.”) formally exited the European Union (“EU”) and the European Economic Area (“EEA”) on January 31, 2020 (commonly referred to as “Brexit”) with the expiration of the transition period on December 31, 2020. PayPal has operated in the U.K. within the scope of its passport permissions pursuant to the Temporary Permissions Regime pending the grant of new authorizations by the U.K. Financial Conduct Authority (“FCA”). On October 31, 2023, PayPal’s U.K. subsidiary received authorizations from the FCA as an electronic money institution and consumer credit firm, and registration as a cryptoasset business, subject to certain conditions that will require further implementation action by us. We are currently unable to determine the longer-term impact that Brexit will have on our business, which will depend, in part, on the implications of new tariff, trade, and regulatory frameworks that now govern the provision of cross-border goods and services between the U.K. and the EEA. For additional information on how Brexit could affect our business, see Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10‑Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues generated from the U.K.	7%	7%	7%	8%
Net revenues generated from the EU	20%	17%	19%	17%

	September 30, 2023(1)	December 31, 2022
Gross loans and interest receivable due from customers in the U.K.	31%	29%
Gross loans and interest receivable due from customers in the EU	31%	28%
(1) Includes loans and interest receivable, held for sale.

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around conflicts (including the Russia and Ukraine conflict), supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2023	2022		2023	2022
	(In millions, except percentages and per share data)
Net revenues	$7,418	$6,846	8%	$21,745	$20,135	8%
Operating expenses	6,250	5,728	9%	18,445	17,542	5%
Operating income	$1,168	$1,118	4%	$3,300	$2,593	27%
Operating margin	16%	16%	**	15%	13%	**
Other income (expense), net	$73	$460	(84)%	$318	$(337)	194%
Income tax expense	221	248	(11)%	774	758	2%
Effective tax rate	18%	16%	**	21%	34%	**
Net income (loss)	$1,020	$1,330	(23)%	$2,844	$1,498	90%
Net income (loss) per diluted share	$0.93	$1.15	(19)%	$2.55	$1.29	98%
Net cash provided by operating activities(1)	$1,259	$1,755	(28)%	$2,229	$4,222	(47)%
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
** Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Net revenues increased $572 million, or 8%, in the three months ended September 30, 2023 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 15%.

Total operating expenses increased $522 million, or 9%, in the three months ended September 30, 2023 compared to the same period of the prior year due primarily to an increase in transaction expense, partially offset by reductions in sales and marketing expense.

Operating income increased by $50 million, or 4%, in the three months ended September 30, 2023 compared to the same period of the prior year. Our operating margin was 16% in the three months ended September 30, 2023 and 2022 reflecting the negative impact of an increase in transaction expense, offset by the positive impact of operating efficiencies in our business.

Net income decreased $310 million, or 23% in the three months ended September 30, 2023 compared to the same period of the prior year due primarily to a decrease in other income (expense), net of $387 million driven primarily by lower net gains on strategic investments in the current period.

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Net revenues increased $1.6 billion, or 8%, in the nine months ended September 30, 2023 compared to the same period of the prior year driven primarily by growth in TPV of 12%.

Total operating expenses increased $903 million, or 5%, in the nine months ended September 30, 2023 compared to the same period of the prior year due primarily to an increase in transaction expense, partially offset by reductions in sales and marketing expense, and technology and development expense.

Operating income increased $707 million, or 27%, in the nine months ended September 30, 2023 compared to the same period of the prior year due to net revenues growing faster than operating expenses. Our operating margin was 15% and 13% in the nine months ended September 30, 2023 and 2022, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of an increase in transaction expense.

Net income increased $1.3 billion, or 90%, in the nine months ended September 30, 2023 compared to the same period of the prior year due to the previously discussed increase in operating income of $707 million and an increase of $655 million in other income (expense), net driven primarily by net gains on strategic investments in the current period as compared to net losses in the prior period as well as higher interest income from an increase in interest rates.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 43% and 42% of our net revenues from customers domiciled outside of the U.S. in the three and nine months ended September 30, 2023, respectively, as compared to 42% and 43% in the three and nine months ended September 30, 2022, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2022 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and nine months ended September 30, 2023, year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$141	$8
Hedging impact	7	117
Favorable impact to net revenues	148	125
(Unfavorable) favorable impact to operating expense	(57)	28
Net favorable impact to operating income	$91	$153

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

Net revenue analysis

The components of our net revenues for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):
Transaction revenues

Transaction revenues grew by $420 million, or 7%, and $1.1 billion, or 6%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year driven primarily by growth in TPV and the number of payment transactions from our Braintree products and services partially offset by a decline in revenues from our core PayPal products and services, including declines in contractual compensation for the three and nine months ended September 30, 2023, of $76 million and $181 million, respectively, from sellers that violated our contractual terms predominantly in international markets. Transaction revenues for the three and nine months ended September 30, 2023 were also impacted unfavorably by lower net gains due to hedging activities as compared to the same periods of the prior year.

The graphs below present the respective key metrics (in millions) for the three and nine months ended September 30, 2023 and 2022:
*Reflects active accounts at the end of the applicable period.
Number of payment transactions
TPV

The following table provides a summary of related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2023	2022		2023	2022
Number of payment transactions per active account	56.6	50.1	13%	56.6	50.1	13%
Percent of cross-border TPV	12%	13%	**	12%	13%	**
** Not meaningful

We had active accounts of 428 million and 432 million as of September 30, 2023 and 2022, respectively, a decline of 1%. Our total number of payment transactions was 6.3 billion and 5.6 billion for the three months ended September 30, 2023 and 2022, respectively, an increase of 11%. Our total number of payment transactions was 18.2 billion for the nine months ended September 30, 2023, compared to 16.3 billion in the nine months ended September 30, 2022, an increase of 11%. TPV was $388 billion and $337 billion for the three months ended September 30, 2023 and 2022, respectively, an increase of 15%. TPV was $1.1 trillion for the nine months ended September 30, 2023 compared to $1.0 trillion in the nine months ended September 30, 2022, an increase of 12%.

Transaction revenues grew more slowly than growth in TPV and the number of payment transactions in the three and nine months ended September 30, 2023 compared to the same periods in the prior year due primarily to an unfavorable impact from hedging and a decline in revenues from core PayPal products.

Revenues from other value added services

Revenues from other value added services increased $152 million, or 25%, and $540 million, or 33%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily attributable to increases in interest earned on certain assets underlying customer account balances resulting from higher interest rates, and to a lesser extent, interest and fee revenue on our loans receivable portfolio driven by consumer interest-bearing installment loans and consumer revolving loans.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2023	2022		2023	2022
	(In millions, except percentages)
Transaction expense	$3,603	$2,988	21%	$10,427	$8,849	18%
Transaction and credit losses	446	367	22%	1,286	1,184	9%
Customer support and operations	474	509	(7)%	1,454	1,579	(8)%
Sales and marketing	442	544	(19)%	1,343	1,733	(23)%
Technology and development	739	801	(8)%	2,203	2,431	(9)%
General and administrative	507	463	10%	1,505	1,584	(5)%
Restructuring and other charges	39	56	(30)%	227	182	25%
Total operating expenses	$6,250	$5,728	9%	$18,445	$17,542	5%
Transaction expense rate(1)	0.93%	0.89%	**	0.93%	0.89%	**
Transaction and credit loss rate(2)	0.12%	0.11%	**	0.11%	0.12%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and nine months ended September 30, 2023 and 2022 was as follows (in millions):

Transaction expense increased by $615 million, or 21%, and $1.6 billion, or 18%, in the three and nine months ended September 30, 2023, respectively, due primarily to the increase in TPV of 15% and 12% for the three and nine months ended September 30, 2023, respectively, as well as unfavorable changes in product mix. The increase in the transaction expense rate for the three and nine months ended September 30, 2023 compared to the same periods of the prior year was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services, partially offset by favorable changes in regional mix with respect to our core PayPal products. For the three and nine months ended September 30, 2023, approximately 37% and 36% of TPV, respectively, was generated outside of the U.S. For the three and nine months ended September 30, 2022, approximately 34% and 35% of TPV, respectively, was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):
Transaction and credit losses increased by $79 million, or 22%, and $102 million, or 9%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year.

Transaction losses were $329 million in the three months ended September 30, 2023 compared to $254 million in the three months ended September 30, 2022, an increase of $75 million, or 30%. Transaction losses were $915 million in the nine months ended September 30, 2023 compared to $956 million in the nine months ended September 30, 2022, a decrease of $41 million, or 4%. Transaction loss rate (transaction losses divided by TPV) was 0.08% for both the three and nine months ended September 30, 2023, compared to 0.08% and 0.10% for the three and nine months ended September 30, 2022, respectively. The increase in transaction losses in the three months ended September 30, 2023 compared to the same period of the prior year was due to an increase in losses related to our core PayPal products and services driven by fraud schemes. The decrease in transaction losses in the nine months ended September 30, 2023 compared to the same period of the prior year was primarily due to a $114 million loss related to an ongoing merchant insolvency proceeding in the nine months ended September 30, 2022 with no activity of comparable individual magnitude in the current period and benefits from continued risk mitigation strategies in the current period, partially offset by lower recoveries compared to the same period of the prior year.

Credit losses increased by $4 million and $143 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year. The components of credit losses for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023(3)	2022
Net charge-offs(1)	$163	$69	$407	$181
Reserve build (release)(2)	(46)	44	(36)	47
Credit losses	$117	$113	$371	$228
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes the reversal of allowance associated with the reclassification of certain loans to held for sale.

The provision in the three and nine months ended September 30, 2023 was attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding. The provision in the nine months ended September 30, 2023 was partially offset by reversal of reserves associated with the reclassification of certain receivables to held for sale. The provision in the three and nine months ended September 30, 2022 was attributable to loan originations in that period. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions and around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants.

Consumer loan portfolio

As of September 30, 2023, loans and interest receivable, held for sale was $2.2 billion. Loans and interest receivable, held for sale, represents the portion of our installment consumer receivables that we intend to sell. This portfolio includes the substantial majority of the U.K. and other European buy now, pay later loan receivables. In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of U.K. and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivable, held for sale at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). At the time of reclassification, previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease of approximately $33 million in transaction and credit losses in our condensed consolidated statement of income (loss). See “Note 1—Overview and Summary of Significant Accounting Policies” and “Note 18—Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

The consumer loans and interest receivable balance, net of participation interest sold, as of September 30, 2023 and 2022 was $4.2 billion and $4.4 billion, respectively, representing a decrease of 5%. The decrease was driven by the reclassification of eligible consumer installment receivables as held for sale in the U.K and other European countries, as discussed above, partially offset by the expansion of our revolving credit product in the U.K. and our installment credit products in Japan and the U.S.

Approximately 36% and 41% of our consumer loans receivable outstanding (including loans held for sale and loans held for investment) as of September 30, 2023 and 2022, respectively, were due from consumers in the U.K. The decrease in the percentage of consumer loans receivable outstanding in the U.K. at September 30, 2023 compared to September 30, 2022 was primarily due to overall growth of installment credit products in other markets.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2023	2022
Percent of consumer loans and interest receivable current(1)	95.4%	96.3%
Percent of consumer loans and interest receivable > 90 days outstanding(1), (2)	2.0%	1.8%
Net charge-off rate(1), (3)	7.6%	4.8%
(1) Amounts as of September 30, 2023 exclude loans and interest receivable, held for sale.
(2) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(3) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the period.

The increase in net charge-off rate for consumer loans and interest receivable at September 30, 2023 as compared to September 30, 2022 was primarily due to the reclassification of certain receivables to held for sale, as discussed above.

We continue to evaluate and modify our acceptable risk parameters related to our consumer loan portfolio in response to the changing macroeconomic environment. In response to declining performance, a number of risk mitigation strategies were implemented in the third quarter of 2023, which resulted in reduced originations for our U.S. interest-bearing installment product. We expect to maintain reduced originations through the remainder of 2023.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, interest, and fees receivable outstanding, net of participation interest sold, as of September 30, 2023 and 2022 was $1.4 billion and $2.0 billion, respectively, a decrease of 30%, due to a decline in receivables outstanding related to our PayPal Business Loan (“PPBL”) product in the U.S. Approximately 74% and 8% of our merchant receivables outstanding as of September 30, 2023 were due from merchants in the U.S. and U.K., respectively, as compared to 86% and 5%, respectively, as of September 30, 2022.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2023	2022
Percent of merchant loans, advances, and interest and fees receivable current	86.7%	93.4%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	6.6%	2.5%
Net charge-off rate(2)	20.4%	3.6%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annual ratio of net credit losses, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the period.

The decrease in the percent of current merchant receivables, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge-off rate for merchant receivables at September 30, 2023 as compared to September 30, 2022 were primarily due to the expansion of acceptable risk parameters in 2022, which resulted in a decline in the overall credit quality of loans outstanding related to our PPBL product. The significant decline in the merchant receivable portfolio year over year due to repayments and reduced originations also resulted in higher delinquency and charge-off rates as a percentage of outstanding loan balance as of September 30, 2023. The net charge-off rate is expected to remain elevated in the fourth quarter of 2023 due to reduced new originations of merchant loans and advances.

We continue to evaluate and modify our acceptable risk parameters related to our merchant loan portfolio in response to the changing macroeconomic environment. In response to declining performance, a number of risk mitigation strategies were implemented throughout 2023, which resulted in reduced originations for our PPBL product. We expect to maintain reduced originations through the remainder of 2023.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):
Customer support and operations expenses decreased by $35 million, or 7%, and $125 million, or 8%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year due primarily to a decline in employee-related costs, contractors and consulting costs, and customer onboarding and compliance costs.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):
Sales and marketing expenses decreased by $102 million, or 19%, and $390 million, or 23%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year due primarily to lower spending on targeted user incentives and marketing campaigns and, to a lesser extent, a decline in amortization of acquired intangibles. The decline in sales and marketing expenses in the three months ended September 30, 2023 was partially offset by an increase employee-related costs.

Technology and development

Technology and development expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):
Technology and development expenses decreased by $62 million, or 8%, and $228 million, or 9%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year due primarily to lower intangible amortization and a decline in costs related to contractors and consultants.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):
General and administrative expenses increased by $44 million, or 10%, and decreased by $79 million, or 5%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year. The increase in general and administrative expenses in the three months ended September 30, 2023 was due primarily to an increase in employee-related expenses driven by higher stock-based compensation expense, partially offset by a decline in depreciation expense. The decline in general and administrative expenses in the nine months ended September 30, 2023 was primarily attributable to a decline in employee-related expenses driven by lower headcount, depreciation expense, and a decrease in professional services expenses.

Restructuring and other charges

Restructuring and other charges for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

Restructuring and other charges decreased by $17 million and increased by $45 million, in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year.

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the three and nine months ended September 30, 2023 were $3 million and $120 million, respectively. We primarily incurred employee severance and benefits costs, substantially all of which have been accrued for as of March 31, 2023. The estimated reduction in annualized employee-related costs associated with the impacted workforce was approximately $280 million, including approximately $85 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

During the first quarter of 2022, management initiated a strategic reduction of the existing global workforce intended to streamline and optimize our global operations to enhance operating efficiency. This effort focused on reducing redundant operations and simplifying our organizational structure. The associated restructuring charges during the three and nine months ended September 30, 2022 was $23 million and $114 million, respectively. We primarily incurred employee severance and benefits costs, as well as associated consulting costs. The strategic actions associated with this plan were substantially completed by the fourth quarter of 2022.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other Charges” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $15 million and $58 million in the three and nine months ended September 30, 2023, respectively, and $29 million and $64 million in the three and nine months ended September 30, 2022, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements. In the nine months ended September 30, 2023, we recognized a gain of $17 million due to the sale of an owned property. We also incurred a loss of $12 million related to another owned property held for sale in the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, approximately $15 million and $49 million, respectively, of losses were recorded in restructuring and other charges in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net decreased $387 million and increased $655 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year. The decrease in the three months ended September 30, 2023 was due primarily to lower net gains on strategic investments in the current period compared to the prior period, partially offset by higher interest income resulting from an increase in interest rates. The increase in the nine months ended September 30, 2023 was driven primarily by net gains on strategic investments in the current period as compared to net losses in the prior period, higher interest income from an increase in interest rates, and foreign exchange gains in the current period compared to losses in the prior period due in part to actions taken in connection with our decision to suspend transactional services in Russia. These factors favorably impacting the nine months ended September 30, 2023 were partially offset by an increase in interest expense due to incremental expense from our May 2022 fixed rate debt.

Income tax expense

Our effective income tax rate was 18% and 16% for the three months ended September 30, 2023 and 2022, respectively, and 21% and 34% for the nine months ended September 30, 2023 and 2022, respectively. The increase in our effective income tax rate for the three months ended September 30, 2023 compared to the same period of the prior year was due primarily to a decrease in tax benefits associated with discrete tax adjustments. The decrease in our effective income tax rate for the nine months ended September 30, 2023 compared to the same period of the prior year was due primarily to higher tax expense in the prior year related to the intra-group transfer of intellectual property.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$13,007	$13,723
(1) Excludes assets related to funds receivable and customer accounts of $34.6 billion and $36.3 billion at September 30, 2023 and December 31, 2022, respectively.
(2) Excludes total restricted cash of $6 million and $17 million at September 30, 2023 and December 31, 2022, respectively, and strategic investments of $2.4 billion and $2.1 billion as of September 30, 2023 and December 31, 2022, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.7 billion at September 30, 2023 and $8.6 billion at December 31, 2022, or 59% and 62% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2022, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities(1)	$2,229	$4,222
Investing activities(1)	1,286	(3,289)
Financing activities(1)	(5,993)	(1,985)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(95)	(253)
Net decrease in cash, cash equivalents, and restricted cash	$(2,573)	$(1,305)
(1) Prior period amounts have been revised to conform to the current period presentation. Refer to “Note 1—Overview and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Form 10-Q for additional information.

Operating activities

The net cash provided by operating activities of $2.2 billion in the nine months ended September 30, 2023 was due primarily to operating income of $3.3 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.3 billion, stock-based compensation of $1.1 billion, and depreciation and amortization of $809 million. Cash flows from operating activities was also impacted by originations of loans receivable, held for sale of $5.7 billion, changes in other assets and liabilities of $834 million, primarily related to actual cash transaction losses incurred during the period, changes in deferred income taxes of $439 million, and net gains from our strategic investments of $205 million, partially offset by proceeds from repayments of loans receivable, originally classified as held for sale, of $3.7 billion.

The net cash provided by operating activities of $4.2 billion in the nine months ended September 30, 2022 was due primarily to operating income of $2.6 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.2 billion, depreciation and amortization of $991 million, and stock-based compensation of $967 million. Cash flows from operating activities was also impacted by net losses incurred on our strategic investments of $163 million, partially offset by changes in deferred income taxes of $538 million, and changes in other assets and liabilities of $522 million, primarily related to actual cash transaction losses during the period and an increase in other liabilities.

In the nine months ended September 30, 2023 and 2022, cash paid for income taxes, net was $1.1 billion and $666 million, respectively. The Internal Revenue Service disaster-area tax relief allows us to defer quarterly payments of 2023 federal estimated taxes to the fourth quarter of 2023. We expect to pay approximately $725 million related to this deferral in the fourth quarter of 2023.

Investing activities

The net cash provided by investing activities of $1.3 billion in the nine months ended September 30, 2023 was due primarily to proceeds from repayments of loans receivable, originally classified as held for investment, of $21.3 billion and maturities and sales of investments of $16.1 billion, partially offset by purchases and originations of loans receivable of $19.8 billion, purchases of investments of $15.0 billion, changes in funds receivable from customers of $1.0 billion, and purchases of property and equipment of $478 million.

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

Financing activities

The net cash used in financing activities of $6.0 billion in the nine months ended September 30, 2023 was due primarily to the repurchase of $4.4 billion of our common stock under our stock repurchase programs, changes in funds payable and amounts due to customers of $1.3 billion, repayments of borrowings under financing arrangements of $942 million (including principal repayment of fixed rate debt that matured in June 2023 and repayment of borrowings under our Paidy credit agreement), and tax withholdings related to net share settlement of equity awards of $225 million. These cash outflows were partially offset by borrowings under financing arrangements of $829 million, including proceeds from the issuance of fixed rate debt in June 2023 and borrowings under our Paidy credit agreement.

The net cash used in financing activities of $2.0 billion in the nine months ended September 30, 2022 was due primarily to the repurchase of $3.2 billion of our common stock under our stock repurchase program, repayment of borrowings under financing arrangements of $1.7 billion (including the repurchase and redemption of certain fixed rate notes and repayment of borrowings under a prior credit agreement), changes in funds payable and amounts due to customers of $659 million, and tax withholdings related to net share settlement of equity awards of $321 million. These cash outflows were partially offset by borrowings under financing arrangements of $3.3 billion (including proceeds from the issuance of fixed rate debt in May 2022 and borrowing under our Paidy credit agreements), and changes in collateral received related to derivative instruments, net of $437 million.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the nine months ended September 30, 2023 and 2022 had a negative impact of $95 million and $253 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2023 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the Chinese yuan and Japanese yen. The negative impact on cash, cash equivalents and restricted cash in the nine months ended September 30, 2022 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the Euro, Swedish krona, and Japanese yen.

Available credit and debt

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $603 million as of September 30, 2023). Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of September 30, 2023, we had $10.6 billion in fixed rate debt outstanding with varying maturity dates.

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility and terminated the facility entered into in September 2019. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of September 30, 2023, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $603 million as of September 30, 2023.) In June 2023, we repaid borrowings on the Paidy Credit Agreement using proceeds from the June 2023 debt issuance. As of September 30, 2023 and December 31, 2022, ¥16.0 billion (approximately $108 million) and ¥64.3 billion (approximately $491 million), respectively, was outstanding under the Paidy Credit Agreement. At September 30, 2023, ¥74.0 billion (approximately $495 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2023, we had a total of $2.6 billion in cash withdrawals offsetting our $2.6 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of September 30, 2023, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

In June 2018, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 35% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.S. credit activities. In August 2022, the CSSF approved PayPal’s management designating up to 50% of such balances to fund our credit activities through the end of February 2023. In February 2023, the CSSF agreed that PayPal’s management may continue to designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of December 31, 2022, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.8 billion. In the third quarter of 2023, an additional $250 million was approved to fund our credit activities. As of September 30, 2023, the cumulative amount approved by management to be designated to fund credit activities aggregated to $4.0 billion and represented approximately 43% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. In October 2023, management approved a $1.0 billion reduction to the amount approved to fund credit activities, lowering the aggregate cumulative amount approved by management for this purpose to $3.0 billion. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio, including those receivables held on our balance sheet at closing of the transaction and a forward-flow arrangement for the sale of future originations. Following the closing of this transaction, which is expected to occur in the fourth quarter of 2023, the global investment firm will become the owner of the eligible consumer installment receivables and future eligible installment receivables originated over a 24-month commitment period, and we will no longer hold an ownership interest in these receivables. See “Note 1—Overview and Summary of Significant Accounting Policies” and “Note 18—Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Stock repurchases

During the nine months ended September 30, 2023, we repurchased approximately $4.4 billion of our common stock in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of September 30, 2023, a total of approximately $11.5 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

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

As of September 30, 2023 and December 31, 2022, approximately 52% and 57%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in fair value of our cash equivalents and available-for-sale debt securities investment by approximately $128 million and $161 million at September 30, 2023 and December 31, 2022, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of September 30, 2023 and December 31, 2022, we had $10.6 billion and $10.4 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of September 30, 2023 and December 31, 2022, we also had revolving credit facilities of approximately $5.6 billion and $5.7 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2023 and December 31, 2022, ¥16.0 billion (approximately $108 million) and ¥64.3 billion (approximately $491 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, which subject us to foreign currency exchange rate risk and may adversely impact our financial results. We transact in various foreign currencies and have significant international revenues and expenses. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign currency exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

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

If the U.S. dollar weakened by a hypothetical 10% at September 30, 2023 and December 31, 2022, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $566 million and $710 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $277 million and $173 million at September 30, 2023 and December 31, 2022, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of September 30, 2023 would have positively impacted income before income taxes by approximately $255 million, resulting in a net negative impact of approximately $22 million. Foreign currency exchange contracts in place as of December 31, 2022 would have positively impacted income before income taxes by approximately $144 million, resulting in a net negative impact of approximately $29 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of September 30, 2023 and December 31, 2022, our strategic investments totaled $2.4 billion and $2.1 billion, which represented approximately 16% and 14% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in fair value related to our investments in marketable equity securities and changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2023, which could be experienced in the near term, would have resulted in a decrease of approximately $239 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investee.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of September 30, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

The techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are constantly evolving. In some circumstances, these attempts may not be recognized or detected until after they have been launched against a target. Unauthorized parties will continue to attempt to gain access to our systems or facilities through various means, including through hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees, vendor and partner personnel and customers) into disclosing user names, passwords, payment card information, multi-factor authentication application access or other sensitive information used to gain access to such systems or facilities. This information may, in turn, be used to access our customers’ confidential personal or proprietary information and financial instrument data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. This information may also be used to execute fraudulent transactions or otherwise engage in fraudulent actions. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner or that are part of our information technology supply chain, are becoming increasingly sophisticated and complex, may be difficult to detect, and could compromise the confidentiality, availability, and integrity of the data in our systems, as well as the systems themselves.

We believe that hostile actors, who may comprise individuals, coordinated groups, sophisticated organizations, or nation state supported entities may target PayPal due to our name, brand recognition, types of data (including sensitive payments- and identity-related data) that customers provide to us, and the widespread adoption and use of our products and services. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, deception, malfeasance, insider threats, system errors, defects, vulnerabilities, or other irregularities. For example, in November 2017, we suspended the operations of TIO Networks (“TIO”) (acquired in July 2017) as part of an investigation of security vulnerabilities of the TIO platform, and in December 2017, we announced that we had identified evidence of unauthorized access to TIO’s network and the potential compromise of personally identifiable information for approximately 1.6 million TIO customers.

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

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”) for PayPal U.S. customers and subsequently launched PYUSD for Venmo customers in September 2023. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world, including the SEC. There are uncertainties on how ongoing changes to federal, state, and international laws and regulations would apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs to operationalize and comply with any additional or changed requirement. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny or if PYUSD is deemed to be a security.

We hold our customers’ cryptocurrency assets through one or more third-party custodians. Financial and third-party risks related to our customer cryptocurrency offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodians, insufficient insurance coverage by a custodian to reimburse us for all such losses, a custodian’s failure to maintain effective controls over the custody and settlement services provided to us, a custodian’s inability to purchase or liquidate cryptocurrency holdings, the failure of the PYUSD Issuer to maintain sufficient reserve assets backing PYUSD, and defaults on financial or performance obligations by a custodian, banks with which the PYUSD Issuer maintains reserve assets, or counterparty financial institutions, could expose our customers and us to loss, and therefore significantly harm our business, financial performance, and reputation.

We have selected custodian partners and the PYUSD Issuer, and may in the future select additional custodian partners and stablecoin issuing entities, that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies. Nevertheless, operational disruptions at any such custodian or issuer, or such custodian’s or issuer's failure to safeguard cryptocurrency holdings (or reserve assets) could result in losses of customer assets, expose us to customer claims, reduce consumer confidence and materially impact our operating results and our cryptocurrency product offerings.

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

We currently purchase receivables related to our U.S. PayPal-branded merchant financing offerings and certain U.S. consumer installment loan products and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. In June 2023, we entered into a multi-year agreement to sell up to €40 billion of U.K. and European buy now, pay later (“BNPL”) loan receivables originated by PayPal (Europe), consisting of the sale of a substantial majority of the U.K. and European BNPL loan portfolio held on PayPal (Europe)’s balance sheet at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans. The closing of the transaction and the sale of future eligible receivables are subject to certain conditions. If these conditions are not satisfied or waived or if the parties are unable to fulfill their obligations under these arrangements, the sale of these receivables could be delayed and we may not realize the expected benefits of this arrangement.

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

We expect that third parties will continue to attempt to abuse access to and misuse our payments services to commit fraud by, among other things, creating fictitious PayPal accounts using stolen or synthetic identities or personal information, making transactions with stolen financial instruments, abusing or misusing our services for financial gain, or fraudulently inducing users of our systems into engaging in fraudulent transactions. Due to the nature of PayPal’s digital payments services, third parties may seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous improvement, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures are not effective, our business could be negatively impacted. We also incur substantial losses from erroneous transactions and situations where funding instruments used for legitimate transactions are closed or have insufficient funds to satisfy payments, or the payment is initiated to an unintended recipient in error. Numerous and evolving fraud schemes and misuse of our payments services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, and result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses or claims. While we actively seek to recover transaction losses where possible, such recoveries may be insufficient to compensate us for such losses.

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

In connection with the departure of the U.K. from the EU and the EEA on January 31, 2020 (commonly referred to as “Brexit”) and the expiration of the transition period on December 31, 2020, there continues to be legal and economic uncertainty over developments related to Brexit. PayPal has operated in the U.K. within the scope of its passport permissions pursuant to the Temporary Permissions Regime pending the grant of new authorizations by the U.K. Financial Conduct Authority (“FCA”). On October 31, 2023, PayPal’s U.K. subsidiary received authorizations from the FCA as an electronic money institution and consumer credit firm, and registration as a cryptoasset business, subject to certain conditions that will require further implementation action by us. If we are unable to meet these requirements, our U.K. business and operations may be impacted and we may be subject to enforcement actions.

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

The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2023 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2023				$12,900
July 1, 2023 through July 31, 2023	4.1	$71.17	4.1	12,610
August 1, 2023 through August 31, 2023	7.2	$60.96	7.2	12,171
September 1, 2023 through September 30, 2023	11.5	$61.42	11.5	11,466
Balance as of September 30, 2023	22.8		22.8	$11,466
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.1	PayPal Holdings, Inc. Amended and Restated Bylaws, effective September 27, 2023	8-K	10/2/2023
10.01+	Letter agreement by and between PayPal Holdings, Inc. and Alex Chriss, dated August 10, 2023	8-K	8/14/2023
10.02†	Receivables Purchase Agreement, dated as of June 16, 2023 in the form as amended and restated as of October 13, 2023 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)	-	-	X
10.03†	Receivables Management Agreement, dated as of June 16, 2023 in the form as amended and restated as of October 13, 2023 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), Alps Partners S.à r.l. (as Purchaser), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	November 1, 2023	By:	/s/ Alex Chriss
Alex Chriss
President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date:	November 1, 2023	By:	/s/ Gabrielle Rabinovitch
Gabrielle Rabinovitch
Acting Chief Financial Officer and Senior Vice President, Investor Relations and Treasurer

