Form 10-K
period 2023-12-31
PayPal Holdings, Inc.
filed 2024-02-08
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $73.4 billion based on the closing sale price as reported on the NASDAQ Global Select Market.

As of February 1, 2024, there were 1,071,741,864 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, Braintree, Venmo, Xoom, Zettle, Hyperwallet, Honey, and Paidy, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. This report may contain additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with these companies.

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

ITEM 1. BUSINESS

OVERVIEW

PayPal Holdings, Inc. was incorporated in Delaware in January 2015 and is a leading technology platform that enables digital payments and simplifies commerce experiences on behalf of merchants and consumers worldwide. PayPal is committed to democratizing financial services to help improve the financial health of individuals and to increase economic opportunity for entrepreneurs and businesses of all sizes around the world. Our goal is to enable our merchants and consumers to manage and move their money anywhere in the world in the markets we serve, anytime, on any platform, and using any device when sending payments or getting paid, including person-to-person (“P2P”) payments. We believe that effective management of non-financial risks and opportunities, including environmental, social, and governance (“ESG”) topics, helps to create value for our stakeholders and deliver on our mission and strategy. We also believe that our core values help stimulate the creativity and engagement of our global workforce to deliver products and services designed to meet the diverse needs of our customers. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

PayPal's Payment Solutions

Merchants integrate with PayPal to manage their business

Consumers use PayPal for financial products and services and shopping tools

Checkout

- PayPal
- venmo
- Pay Later
- PayPal CREDIT
- paidy

Processing

- PayPal
- PayPal Braintree

Digital Wallets

Consumer Financial Services

- Credit Cards and Debit Cards
- Credit
- Crypto
- Giving
- P2P
- Savings

Shopping and Rewards

- Deals
- Loyalty
- Rewards

Merchant Services

- Fraud Protection and Risk Management
- Omnichannel and Point-of-Sale Solutions
- Payouts

Powering **25.0B** global transactions and connecting **426M** active accounts

PayPal’s payment solutions enable our customers to connect, transact, and send and receive payments, whether they are online or in person. We provide proprietary payment solutions accepted by merchants that enable the completion of payments on our platform on behalf of our customers. We operate a global, two-sided network at scale that connects merchants and consumers with 426 million active accounts (consisting of 391 million consumer active accounts and 35 million merchant active accounts) across approximately 200 markets as of December 31, 2023.

We offer our customers the flexibility to use their PayPal or Venmo accounts to send and receive payments for goods and services, as well as the ability to transfer and withdraw funds. We enable consumers to exchange funds more safely with merchants using a variety of funding sources, which may include a bank account, a PayPal or Venmo account balance, PayPal and Venmo branded credit products including our installment products, a credit card, a debit card, certain cryptocurrencies, or other stored value products such as gift cards, and eligible rewards. Our PayPal and Venmo products also make it safer and simpler for friends and family to transfer funds to each other. We offer merchants an end-to-end payments solution that provides authorization and settlement capabilities, as well as instant access to funds and payouts. We help merchants connect with their customers, and offer tools and insights to help increase sales, power omnichannel experiences, and manage risk. We also help reduce the friction typically involved in cross-border commerce by offering consumers a simple payment experience and by enabling merchants to extend their reach to consumers in the global markets in which our services are available.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services, which are typically based on the volume of activity processed on our payments platform. We also generate revenue from customers for currency conversion, for instant transfers from their PayPal or Venmo account to their bank account or debit card, and to facilitate the purchase and sale of cryptocurrencies; however, we generally do not charge customers to fund or draw from their accounts. We also earn revenue by providing other value-added services, which primarily comprise revenue earned through partnerships, interest and fees from our merchant and consumer credit products, interest earned on certain assets underlying customer balances, referral fees, subscription fees, and gateway services.

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

OUR STRENGTHS

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. A critical element of our overall growth strategy involves increasing the engagement of our active accounts, which we expect will contribute to growth in payment transactions, total payment volume, and net revenues. We believe that our competitive strengths include the following:

•Two-sided network—our payments platform connecting merchants and consumers enables PayPal to offer unique end-to-end product experiences designed to remove friction for consumers and drive sales conversion for merchants while gaining valuable insights into how our customers use our platform. Our payments platform provides for digital and in-store (at the point of sale) transactions while being both technology and platform agnostic.

•Merchant and consumer choice—our branded and unbranded card processing payment solutions support an open ecosystem that provides choice to both merchants and consumers, enabling flexibility to make and receive payments using a wide variety of different funding options and digital wallet solutions.

•Scale—our global scale helps us to drive organic growth. As of December 31, 2023, we had 426 million active accounts, consisting of 391 million consumer active accounts and 35 million merchant active accounts in approximately 200 markets around the world. A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our products and services. A country, territory, or protectorate is identified by a distinct set of laws and regulations. In 2023, we processed $1.53 trillion of TPV.

•Trusted brands—we have built and strengthened well-recognized and trusted brands, including PayPal, Braintree, and Venmo. Our communications and marketing efforts across multiple geographies and demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•Risk and compliance management—our enterprise risk and compliance management program is designed to help keep customer information secure and ensure we process legitimate transactions around the world, while identifying and minimizing illegal, high-risk, or fraudulent transactions.

•Regulatory licenses—we believe that our regulatory licenses, which enable us to operate in markets around the world, are a distinct advantage and help support business growth.

MERCHANT AND CONSUMER PAYMENT SOLUTIONS

In late 2023, we reorganized our operations to be more closely aligned to the customers we serve—consumers, small businesses, and large enterprises—and to help enable our teams to deliver more seamless and differentiated end-to-end experiences.

Merchant value proposition

We partner with our merchants to help grow and expand their businesses by providing global reach and powering all aspects of digital checkout. We offer alternative payment methods including access to credit solutions, provide fraud prevention and risk management solutions, reduce merchant losses through proprietary protection programs, and offer tools and insights for utilizing data analytics to help merchants attract and engage customers and improve sales conversion. We employ a technology and platform agnostic approach intended to enable merchants of all sizes to quickly and easily provide digital checkout online, including through PayPal-branded checkout and unbranded card processing (primarily consisting of Braintree), as well as in person at the point of sale, across all platforms and devices, and to securely and simply receive payments from their customers.

PayPal’s payments platform enables merchants to accept all types of online and in person payments, including those made with the PayPal and Venmo digital wallets, our consumer credit products, credit cards and debit cards, and competing digital wallets, as well as other popular local payment methods. Our diversified suite of products and services is tailored to meet the needs of merchants regardless of their size or business complexity. We offer a seamless, omnichannel solution that helps merchants manage and grow their business. By offering simplified and personalized shopping experiences for consumers, we help merchants drive increased engagement and sales conversion.

We offer access to merchant financing products for eligible small and medium-sized businesses through the PayPal Working Capital and PayPal Business Loan products, which we collectively refer to as our merchant financing solutions. The PayPal Working Capital product allows businesses to access a loan or cash advance for a fixed fee, based on their annual payment volume processed by PayPal. The PayPal Business Loan product provides businesses with access to short-term financing for a fixed fee or interest based on an evaluation of both the applying business as well as the business owner. In the United States (“U.S.”), these products are provided under a program agreement with an independent chartered financial institution. We believe that our merchant financing solutions enable us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available from traditional banks or other lenders.

We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services. We also earn revenues from interest and fees earned on our merchant loans receivables.

Consumer value proposition

We focus on providing affordable, convenient, and secure consumer financial products and services intended to facilitate the management and movement of money. We provide consumers with a digital wallet that enables them to send payments to merchants more safely using a variety of funding sources, which may include a bank account, a PayPal or Venmo account balance, our consumer credit products, a credit card, a debit card, certain cryptocurrencies, or other stored value products such as gift cards, and eligible rewards. Our goal is to create the simplest checkout experience possible for consumers both online and on mobile devices.

We also offer consumers P2P payment solutions for domestic and international transfers through our PayPal, Venmo, and Xoom products and services. Our Venmo digital wallet in the U.S. is a leading mobile application used to move money between our customers and to make purchases at select merchants. Our Xoom international money transfer service enables our customers to send money to people around the world in a secure, fast, and cost-effective way. P2P is an important source of customer engagement and also serves as a customer acquisition channel that facilitates organic growth by enabling potential users to establish active accounts with PayPal or Venmo at the time they make or receive a P2P payment.

We also focus on simplifying and personalizing shopping experiences for our consumers by offering tools for product discovery, price tracking, saving through deals and offers, convenient package tracking, and redemption of shopping rewards, which help our merchants to increase consumer engagement and sales conversion.

We offer credit products to eligible consumers in certain markets as a funding source at checkout. Our consumer credit offerings include our buy now, pay later products in the U.S., United Kingdom (“U.K.”), France, and Germany, among other markets, and in Japan through our Paidy brand. A key attribute of our buy now, pay later products is the absence of interest or consumer late fees for missed payments in most of the geographies where we offer them. Further, we offer interest-bearing installment products for consumers in the U.S. (issued by an independent chartered financial institution) and in Germany. In the U.S., consumers may apply for our PayPal- and Venmo-branded consumer credit cards and our PayPal Credit revolving consumer credit product, which are offered through a partnership with an independent chartered financial institution. We offer a PayPal-issued PayPal Credit product in the U.K. We believe that our consumer credit products help us to increase engagement with consumers and merchants on our two-sided network.

We have expanded our consumer value proposition through enhancements to the PayPal and Venmo digital wallets, which provide functionality to enable consumers to more easily check out, explore deals and offers, track and redeem rewards, and to transact with certain cryptocurrencies, including buying, holding, selling, sending, and receiving them in certain markets. Our goal is to drive increased consumer engagement by providing consumers with a wide range of services to manage their finances and enhance their ability to shop online and in person.

We generate revenue from consumers from: foreign currency conversions, instant transfers from their PayPal or Venmo account to their bank account or debit card, and facilitating the purchase and sale of cryptocurrencies; interest, fees, or other revenue from our credit products; and other miscellaneous fees.

PROTECTING MERCHANTS AND CONSUMERS

Protecting merchants and consumers on our payments platform from financial and fraud loss is important to successfully compete and sustainably grow our business. Fraudulent activities, such as account takeover, identity theft (including stolen financial information), and malicious activities by counterparties, represent a significant risk to merchants and consumers, as well as their payment partners. In addition to the protections afforded by applicable law, we provide merchants and consumers with protection programs for certain purchase transactions completed on our payments platform. Our protection programs help protect both merchants and consumers from financial loss resulting from, among other things, counterparty non-performance. These programs are designed to promote confidence on the part of both consumers, who will not be required to pay in certain circumstances, such as not receiving their purchased item in the condition significantly as described, and merchants, who will receive payment for delivering an item to the customer. We believe that these programs are generally consistent with or broader than protections provided by other participants in the payments industry.

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

COMPETITION

The global payments industry is highly competitive, dynamic, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of merchants and consumers, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses combine or enter into new partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

Our business faces competition from a wide range of businesses and from all forms of physical and electronic payments. We face competition from banks and financial institutions, which provide traditional payment methods (particularly credit cards and debit cards (collectively, “payment cards”), electronic bank transfers, credit, and installment methods), payment networks that facilitate payments for payment cards or proprietary retail networks, payment card processors, and “card on file” services. We also face competition from providers offering a variety of payment products and services, including tokenized and contactless payment cards, digital wallets and mobile payments solutions, credit, installment or other buy now pay later methods, real-time payment systems, P2P payments and money remittance services, card readers and other devices or technologies for payment at point of sale (such as contactless cards, tokenized cards, Near Field Communication (NFC) based solutions, and Quick Response (QR) code based solutions), virtual currencies (such as cryptocurrencies and stablecoins) and distributed ledger technologies, and tools that simplify and personalize shopping experiences for consumers and merchants. Our products and services also face competition from paper-based payments (primarily cash and checks).

We differentiate ourselves to merchants through our ability to innovate and develop products and services that offer new payment experiences for our merchants, demonstrate that they may achieve incremental sales by using and offering our services to consumers, and support transactions on our payments platform across varied technologies and payment methods; through the simplicity and transparency of our fee structure; and through our seller protection programs, analytics, and risk management, as well as other merchant services. In addition, we differentiate ourselves to consumers through our broad acceptance and the ability to use our products and services across multiple commerce channels, including e-commerce, mobile, and in person payments, and without sharing their financial information with the merchant or any other party they are paying; our customer service, dispute resolution, and purchase protection programs; and our ability to simplify and personalize shopping experiences. We invest resources towards improving our products and services and expanding their acceptance, offering choice in payment options, providing excellent customer service, and building brands that merchants and consumers trust.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “We face substantial and increasingly intense competition worldwide in the global payments industry” for further discussion of the potential impact of competition on our business.

STRATEGY

Our ability to grow revenue is affected by, among other things, the macroeconomic environment and its impact on consumer spending patterns, adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of merchants and consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of digital payments, and our ability to innovate and introduce new products, services, and features that merchants and consumers value. Our strategy to drive growth in our business includes the following:

•Growing our core business: through expanding our global capabilities, customer base and scale, increasing our customers’ engagement with our products and services by better addressing their everyday needs to access, manage, and move money, creating seamless checkout experiences, and expanding the adoption of our solutions by merchants and consumers;

•Expanding our value proposition for merchants and consumers: by being technology- and platform- agnostic, partnering with our merchants to grow and expand their business online and in person, including offering merchants risk management and seller protection programs, and providing consumers with simple, secure, and flexible ways to manage and move money across different markets, merchants, and platforms, including offering buyer protection programs and simplifying their shopping experiences;

•Forming and expanding strategic partnerships: by building new strategic partnerships and deepening existing ones to provide better experiences for our customers, offer greater choice and flexibility, acquire new customers, and reinforce our role in the payments ecosystem; and

•Seeking new areas of growth: by focusing on innovation in both the digital and physical worlds and finding opportunities to expand and improve upon our existing products and capabilities.

TECHNOLOGY

Our payments platform utilizes a combination of proprietary and third-party technologies and services intended to facilitate transactions efficiently and securely between millions of merchants and consumers worldwide across different channels, markets, and networks. Our payments platform connects with financial services providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our payments platform can send payments in approximately 200 markets around the world and in approximately 150 currencies, withdraw funds to their bank accounts in 56 currencies, and hold balances in their PayPal accounts in 24 currencies.

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

RESEARCH AND DEVELOPMENT

Our total research and development expense was $1.6 billion, $1.7 billion, and $1.6 billion in 2023, 2022, and 2021, respectively.

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

GOVERNMENT REGULATION

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including anti-money laundering, countering terrorist financing, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, continue to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. We monitor these areas closely and are focused on designing compliant solutions for our customers.

Government regulation impacts key aspects of our business. We are subject to the laws and regulations applicable to the payments industry in the markets we operate, which are subject to interpretation and change.

Payments regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. These licenses include not only our PayPal-branded products and services, but also our Venmo, Hyperwallet, and Xoom products and services, to the extent offered in these locations. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions on the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. In certain cases, these licenses also generally cover PayPal’s service enabling customers to buy, hold, transfer, and sell cryptocurrency directly from their PayPal or Venmo account. In the State of New York, PayPal holds a full Bitlicense issued by the New York Department of Financial Services to offer cryptocurrency services in the state.

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

Financial Services supervision. We serve our customers in the U.K. through PayPal U.K. Limited (“PayPal U.K.”), a wholly-owned subsidiary that is subject to regulation as an electronic money institution in the U.K. by the FCA. PayPal U.K. is authorized and regulated by the FCA from November 1, 2023. We serve our customers in the EU (and the U.K. through October 31, 2023) through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), a wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg by the CSSF. Accordingly, we must comply with rules and regulations of the U.K. and European banking industry, including those related to capitalization, funds management, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by the regulators of these partner financial institutions.

Lending regulation. Our U.S. consumer short-term, interest-free, installment product is subject to federal and state laws governing consumer credit and debt collection, and PayPal holds multiple state licenses as the lender for this product. Paidy, Inc. holds multiple licenses for the issuance of its consumer installment products in Japan and is registered with the Ministry of Economy, Trade and Industry as a Comprehensive Credit Purchase Intermediary. In Australia, PayPal Credit Pty Limited offers a consumer short-term, interest-free, installment product that is exempt from regulation by the primary consumer credit legislation, but is subject to other laws which cover the provision of financial services, credit reporting, debt collection, and privacy. PayPal’s consumer short-term, interest-free, installment products in the U.K., France, Germany, Spain, and Italy are generally exempt from primary consumer credit legislation; however, certain consumer lending laws, consumer protection, and banking transparency regulations apply to this activity.

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

Our U.S. merchant lending products are subject to federal and state regulations and are offered by an independent chartered financial institution. Our merchant lending products offered in Germany and France are subject to the laws of Luxembourg and certain local laws, and our merchant lending product offered in the U.K. is subject to U.K. regulation. The loans offered to European and U.K. merchants are originated by PayPal (Europe) and PayPal U.K., respectively. Our merchant lending product in Australia is subject to the laws of Australia and originated by PayPal Credit Pty Limited.

Consumer Financial Protection Bureau (“CFPB”). The CFPB has significant authority to regulate consumer financial products in the U.S., including consumer credit, deposits, payments, and similar products. As a larger market participant of remittance transfers, we are subject to the direct supervisory authority of the CFPB. The CFPB and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

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

Interchange fees. Interchange fees (the transaction fees for processing credit and debit card transactions) are subject to regulation in certain jurisdictions. For example, in the EU, the Multilateral Interchange Fee Regulation caps interchange fees and provides for business rules to be complied with by any company dealing with payment card transactions. Interchange fees are being reviewed or challenged in various jurisdictions. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

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

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Many jurisdictions in which we operate have adopted, or are in the process of adopting or amending data privacy legislation or regulation aimed at creating and enhancing individual privacy rights. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are subject to change and may subject us to increased regulatory scrutiny and business costs.

Anti-corruption. PayPal is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving, accepting, or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.

Additional regulatory developments. Various regulatory agencies continue to examine and implement laws governing a wide variety of issues, including virtual currencies, identity theft, account management guidelines, disclosure rules, cybersecurity, competition, and marketing, which may impact PayPal’s business. Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency, and reporting, including those related to general corporate ESG disclosures (e.g., the EU Corporate Sustainability Reporting Directive) as well as topical reporting and risk management disclosure requirements, such as obligations related to disclosure of the management of climate-related risks.

For an additional discussion on governmental regulation affecting our business, please see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in this Form 10-K.

ESG MANAGEMENT

PayPal is committed to creating a more inclusive global economy and advancing our core values of Inclusion, Innovation, Collaboration, and Wellness across our communities, workforce, and strategies. We manage priority ESG risks and opportunities organized across responsible business practices, employees and culture, social innovation, and environmental sustainability. We believe this integrated, enterprise-wide approach to managing our global business responsibly helps to enable us to create value for our stakeholders, including our stockholders, employees, partners, and communities. We continue to advance and prioritize efforts to manage key non-financial factors critical to our long-term business, including further enhancements to support the safety and security of our products and platform, ongoing programmatic development intended to foster an inclusive culture across the employee experience, and progress on our science-based approach to reducing our climate change impacts. We take this commitment seriously and endeavor to provide transparent disclosures on our progress through our annual Global Impact Report and other communications.

HUMAN CAPITAL

At PayPal, we consider the management of our global talent (human capital) to be essential to the ongoing success of our business. As of December 31, 2023, we employed approximately 27,200 people globally, with 45% in the Americas, 42% in Asia-Pacific, and 13% in Europe and the Middle East. Our global employees work predominantly full-time and represent 144 nationalities, across 27 countries, including approximately 10,200 located in the U.S.

Attracting, recruiting, developing, and retaining diverse talent enables us to provide our customers with products and services that help them to thrive in the global economy. In 2023, we continued to build employee awareness and engagement in our leadership principles, which were launched in 2022, to establish a common set of expectations for all employees. We continued to integrate these principles across our global talent strategy to help shape our programs throughout the employee lifecycle and achieve key business priorities. A year after launch, 78% of employees responding to a global survey reported that the leadership principles are now part of their day-to-day work. We also remain focused on promoting the physical, mental, and financial wellness of our employees, particularly as our workforce continues to navigate changes in where and how we work and operate in a dynamic and competitive environment.

Employee engagement

We use employee feedback to directly inform the ongoing development of our employee programs. In addition to administering an annual survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on our specific topics. This year, our 2023 annual employee survey was conducted in September, between the announcement of the appointment of Alex Chriss as PayPal’s new CEO and his assumption of the role. We heard from 82% of our global employees. Our engagement score, which reflects whether employees would recommend PayPal to their peers and/or are happy at PayPal, was 77%. Our score measuring intent to stay was 77%, which reflects an employee’s expectation to remain employed with the company in two years.

Talent acquisition, development, and retention

As a leading technology platform that enables digital payments and simplifies commerce experiences, we compete for top global talent around the world. We believe that a strong culture focused on employee experiences that enables advancement, learning, and individual career insights is essential to the successful acquisition, development, and retention of diverse talent. Accordingly, we have implemented programs focused on inclusive hiring practices and extending our talent pipeline through targeted partnerships, revise our career development program for individuals and managers, extended individual coaching and mentorship programs (particularly for technical and underrepresented talent), and advanced efforts for employees to grow through self-paced and community learning experiences.

Employee wellness

We remain focused on promoting the holistic well-being of our employees, including resources, programs, and services to support our employees’ physical, mental, and financial wellness. Benefits include Global Wellness Days for all employees, resources to foster emotional well-being, and providing workplace flexibility through Crisis Leave and other programs. We promote employee financial wellness, including by offering individual employee financial coaching. Through our global Community Impact program, we support our employees’ individual passions and communities by matching eligible employee donations and volunteer time with non-profit organizations up to $2,500 annually per employee.

Diversity, inclusion, equity, and belonging

We believe that fostering diversity, inclusion, equity, and belonging (“DIE&B”) is critical to our global talent strategy and pivotal to building a culture that embraces individual characteristics, values diversity, minimizes barriers, and enhances feelings of security and support across the workplace. We are committed to equal pay for equal work and promoting enterprise-wide inclusive learning opportunities. We believe that our strong commitment to DIE&B is evident at all levels of the organization from our Board of Directors to our executive leadership team to our global workforce. As of December 31, 2023, 46% of our Board and 75% of our senior leadership team identified as women and/or from a diverse ethnic group. Across our workforce, we reached 55% overall diverse workforce representation, including 43% global gender diversity (inclusive of self-identified women and non-binary employees) and 54% U.S. ethnic diversity, as of December 31, 2023. Additional U.S. workforce diversity metrics can be found in our public EEO-1 reports and annual Global Impact Report available at https://about.pypl.com/values-in-action/reporting/default.aspx.

Workforce representation is only one aspect of our broader DIE&B strategy. In 2023, we continued our support for underrepresented communities and employees, including through activities such as inclusion-focused employee learning modules and our enterprise-wide sponsorship program. We continue to evaluate DIE&B progress across the company and as part of the individual performance assessment under our 2023 annual incentive plan for our senior executives. In addition, we empower eight employee resource groups, which are open to all employees, to promote community and belonging for employees that identify as Black, Latinx/Hispanic, women, interfaith, veterans, LGBTQ+, Asian, and disabled persons and their allies.

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

AVAILABLE INFORMATION

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at https://investor.pypl.com. From time to time, we may use our investor relations site and other online and social media channels, including the PayPal Corporate website (https://about.pypl.com), the PayPal Newsroom (https://newsroom.paypal-corp.com/), PayPal’s LinkedIn page (https://www.linkedin.com/company/paypal), Alex Chriss’ LinkedIn profile (https://www.linkedin.com/in/alexchriss/), Alex Chriss’ X profile (https://twitter.com/acce), and Jamie Miller’s LinkedIn profile (https://www.linkedin.com/in/jamiesmiller/), as a means of disclosing information about the Company, including information which could be deemed to be material to investors. Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of our websites and information we may post on, provide to, or accessible through online and social media channels, including those mentioned above, are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites or online and social media channels are intended to be inactive textual references only.

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

We believe that hostile actors, who may comprise individuals, coordinated groups, sophisticated organizations, or nation state supported entities may target PayPal due to our name, brand recognition, types of data (including sensitive payments- and identity-related data) that customers provide to us, and the widespread adoption and use of our products and services. We have experienced from time to time, and may experience in the future, cybersecurity incidents, including breaches of our security measures, network breaches, and compromise of personally identifiable customer information due to human error, deception, malfeasance, insider threats, system errors, defects, vulnerabilities, or other issues.

Any cybersecurity incidents, including cyberattacks or data security breaches affecting the information technology or infrastructure of companies we acquire or of our customers, partners, or vendors (including data center and cloud computing providers) could have similar negative effects.

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

Outside of the U.S., we principally provide our services to customers in the European Economic Area (“EEA”) through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg and PayPal U.K. Limited (“PayPal U.K.”), a wholly-owned subsidiary that is subject to regulation as an electronic money institution in the United Kingdom (“U.K.”) by the Financial Conduct Authority (“FCA”). PayPal (Europe) or PayPal U.K. may be subject to enforcement actions and significant fines if either violates applicable requirements. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity and certain activities of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier. PayPal (Europe) is also subject to regulation by the ECB under the oversight framework for electronic payment instruments, schemes and arrangements (PISA). Compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to additional supervision, potentially inconsistent interpretations, and domestic regulations by various countries in the region. Applicable regulation relating to payments, anti-money laundering, and digital services, which are key focus areas of regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks, and associated costs, and impact our ability to expand our business in Europe.

In many of the other markets outside the U.S. in which we do business, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”). As of July 1, 2023, PayPal Pte. Ltd. has been issued a Major Payment Institution license by the MAS under the Payment Services Act 2019 to continue providing payments services. In order to maintain this license and certain other licenses or registrations we hold in certain markets, we are required to comply with applicable regulatory requirements, which will result in increased operational complexity and costs for our Singapore and international operations.

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

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York Department of Financial Services as a virtual currency business, which does not qualify us to engage in securities brokerage or dealing activities. The regulatory status of particular cryptocurrencies is unclear under existing law. For example, if the Securities and Exchange Commission (“SEC”) were to assert that any of the cryptocurrencies we support are securities, the SEC could assert that our activities involving that cryptocurrency require securities broker-dealer registration or other obligations under the federal securities laws. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to additional licensing and regulatory obligations or to additional inquiries or investigations from the SEC or other regulators and governmental authorities, and require us to make product changes, restrict or discontinue product offerings in certain markets, implement additional and potentially costly controls, or take other actions.

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”), which was initially available to PayPal U.S. customers and subsequently made available to Venmo customers in September 2023. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world, including the SEC. There are uncertainties on how ongoing changes to federal, state, and international laws and regulations would apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs to operationalize and comply with any additional or changed requirement. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny, PYUSD is deemed to be a security, or PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

We hold our customers’ cryptocurrency assets through one or more third-party custodians. Financial and third-party risks related to our customer cryptocurrency offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodians, insufficient insurance coverage by a custodian to reimburse us for all such losses, a custodian’s failure to maintain effective controls over the custody and settlement services provided to us, a custodian’s inability to purchase or liquidate cryptocurrency holdings, the failure of the PYUSD Issuer to maintain sufficient reserve assets backing PYUSD and defaults on financial or performance obligations by a custodian, banks with which the PYUSD Issuer maintains reserve assets or counterparty financial institutions, could expose our customers and us to loss, and therefore significantly harm our business, financial performance, and reputation.

We have selected custodian partners and the PYUSD Issuer, and may in the future select additional custodian partners and stablecoin issuing entities, that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies. Nevertheless, operational disruptions at any such custodian or issuer, or such custodians’ or issuer’s failure to safeguard cryptocurrency holdings (or reserve assets) could result in losses of customer assets, expose us to customer claims, reduce consumer confidence and materially impact our operating results and our cryptocurrency product offerings.

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

In addition, the CFPB, pursuant to its market-monitoring authority, may require us to provide extensive information on our products and offerings. From time to time, we have received orders from the CFPB pursuant to such market-monitoring authority requiring us to provide, among other items, extensive information on our payment products, including with respect to the collection, use of, and access to data and consumer protections, as well as our Buy Now, Pay Later offerings.

Following the departure of the U.K. from the European Union (“EU”) and the EEA on January 31, 2020 (commonly referred to as “Brexit”), effective November 1, 2023, PayPal’s wholly-owned U.K. subsidiary received authorizations from the FCA as an electronic money institution and consumer credit firm, and registration as a cryptoasset business, subject to certain conditions that will require further implementation action by us. If we are unable to meet these requirements, our U.K. business and operations may be impacted and we may be subject to enforcement actions.

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

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, machine learning, cryptocurrency, and blockchain technology. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws relating to our collection, use, storage, transfer, or sharing of customer data with third parties could result in proceedings or actions against us by data protection authorities, other government agencies, or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of EEA individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. Additionally, in July 2023, the EU-U.S. Data Privacy Framework, the U.K. Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework became effective as additional mechanisms to enable transfers of personal data to the U.S. from the EU/EEA, the U.K., and Switzerland, respectively. The new Data Protection Framework (DPF) replaces prior transatlantic personal data transfer regimes that were invalidated by the Court of Justice of the European Union. As such, there are risks in solely relying on the DPF for internal transfers of personal data to the U.S. While PayPal intends to continue to rely on Binding Corporate Rule and SCCs and will evaluate the circumstances under which the DPF may be leveraged for transfers of personal data to the U.S., we may be subject to regulatory enforcement actions if our approach is deemed to be noncompliant.

Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. For example, numerous U.S. states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which may subject us to increased regulatory scrutiny and business costs and could lead to unintended consumer confusion.

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

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. The number and significance of these disputes and inquiries is expected to continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology. Investigations and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, negative publicity, substantial diversion of management’s time and effort, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices or customer agreement terms in ways that may increase costs or reduce revenues, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

We may also be subject to fines and other penalties assessed by networks resulting from any rule violations by us or our merchants. The networks set and interpret their rules, and have alleged from time to time that various aspects of our business model violate these rules, or our agreements with the networks. Such allegations may result in significant fines, penalties, damages, or other liabilities, adversely impact benefits to us under the agreements, or require changes in our business practices that may be costly and adversely affect our business, results of operations and financial condition. The network rules may also increase the cost of, impose restrictions on, or otherwise impact the development of, our products which may negatively affect product deployment and adoption. The networks could adopt new operating rules or interpret or re-interpret existing rules that we or our payment processors might find difficult or impractical to follow, or costly to implement, which could require us to make significant changes to our products, increase our operational costs, and negatively impact our business. If we become unable or limited in our ability to accept certain payment types such as debit or credit cards, our business would be materially and adversely affected.

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

We are subject to the risk that account holders who use our credit products will default on their payment obligations. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans. Any deterioration in the performance of loans facilitated through our platform or unexpected losses on such loans may increase the risk of potential charge-offs, increase our allowance for loans and interest receivable, negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit products, and materially and adversely affect our financial condition and results of operations.

We currently purchase receivables related to our U.S. PayPal-branded merchant financing offerings and certain U.S. consumer installment loan products and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. In June 2023, we entered into a multi-year agreement to sell up to €40 billion of U.K. and European buy now, pay later (“BNPL”) loan receivables originated by PayPal (Europe) and PayPal U.K., consisting of the sale of a substantial majority of the U.K. and European BNPL loan portfolio held on PayPal (Europe)’s balance sheet at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans, and in October 2023, we began selling those receivables. The sale of future eligible receivables is subject to certain conditions. If these conditions are not satisfied or waived or if the parties are unable to fulfill their obligations under these arrangements, the sale of these receivables could be delayed and we may not realize the expected benefits of this arrangement.

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

Our Purchase and Seller Protection Programs (“protection programs”) are intended to reduce the likelihood of losses for consumers and merchants from unauthorized and fraudulent transactions. Our Purchase Protection Program also protects consumers who do not receive the item ordered or who receive an item that is significantly different from its description. We incur substantial losses from our protection programs as a result of disputes filed by our customers. We seek to recover losses from our protection programs from the merchant, but may not be able to fully recover our losses (for example, if the merchant is unwilling or unable to pay, the transaction involves a fraudulent merchant, or the merchant provides sufficient evidence that the item was delivered).

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

Acquisitions, dispositions, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

We expect to continue to consider and evaluate a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets; strategic investments; and commercial and strategic partnerships (collectively, “strategic transactions”). At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, consummating and integrating transaction opportunities. Strategic transactions may involve additional significant challenges, uncertainties, and risks, including challenges of obtaining regulatory or other approvals, integrating new employees, products, systems, technologies, operations, and business cultures; challenges associated with operating acquired businesses in markets or business areas in which we may have limited or no experience; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity, or operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; potential exposure to new or incremental risks associated with acquired businesses and entities, strategic investments or other strategic transactions, including potential new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements, particularly with respect to companies in new or developing businesses or industries; challenges associated with dispositions of business or operations, including disruption to other parts of our business, potential loss of employees or customers, the transfer of technology and/or certain intellectual property rights to third-party purchasers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions; failure of the transaction to advance our business strategy or for its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or the incurrence of significant additional debt. Strategic transactions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.

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

Our international operations generate a significant portion of our net revenues. Our international operations subject us to significant challenges, uncertainties, and risks, including local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in recruiting and retaining qualified employees and maintaining our company culture; fluctuations in foreign currency exchange rates; exchange control regulations; profit repatriation restrictions; potential tariffs, sanctions, fines, or other trade barriers or restrictions; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability.

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

Our reputation and brands are globally recognized, important to our business, and affect our ability to attract and retain our customers. There are numerous ways our reputation or brands could be damaged. We may experience scrutiny or criticism from customers, partners, employees, government entities, media, advocacy groups, and other influencers or stakeholders that disagree with, among other things, our product offering decisions or public policy positions. Damage to our reputation or our brands may result from, among other things, new features, products, services, operational efforts, or terms of service (or changes to the same), or our decisions regarding user privacy, data practices, or information security. The proliferation of social media may increase and compound the likelihood, speed, magnitude, and unpredictability of negative brand events. If our brands or reputation are damaged, our business and operating results may be adversely impacted.

Real or perceived inaccuracies in our key metrics may harm our reputation and negatively affect our business.

Our key metrics are calculated using internal company data based on the activity we measure on our payments platform and compiled from multiple systems, including systems that are internally developed or acquired through business combinations. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics globally at scale. The methodologies used to calculate our key metrics require significant judgment.

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

Investors, customers, employees, regulators, legislators and other stakeholders are increasingly focused on ESG matters and related disclosures, including with respect to cybersecurity, data privacy and protection, global talent and climate. If we are unable to comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business or financial condition may be adversely affected. We may also experience additional scrutiny or criticism from investors, customers, partners, media, government entities, and other stakeholders if they perceive PayPal to not have acted appropriately with respect to ESG matters. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We specifically recognize the inherent physical climate-related risks where we conduct business. Our primary locations may be vulnerable to the adverse effects of climate change. For example, California, where our headquarters are located, has historically experienced, and is projected to continue to experience, extreme weather and natural disaster events more frequently, including drought, water scarcity, flooding, heat waves, wildfires and resultant air quality impacts, and power shutoffs associated with wildfire prevention. Such events may disrupt our business and may cause us to experience additional costs to maintain or resume operations and higher attrition.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. As part of our foreign currency hedging activities, we regularly enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and other financial institutions are also lenders under our credit facilities. We regularly monitor our concentration of, and exposure to counterparty risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

If we are unable, or perceived as unable, to effectively manage customer funds, our business could be harmed.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds being remitted to sellers of goods and services or recipients of person-to-person transactions. In certain jurisdictions where we operate, we are required to comply with applicable regulatory requirements with respect to customer balances. Our success is reliant on public confidence in our ability to effectively manage our customers’ balances and handle substantial transaction volumes and amounts of customer funds. Any failure to manage customer funds in compliance with applicable regulatory requirements, or any public loss of confidence in us or our ability to effectively manage customer balances, could lead customers to discontinue or reduce their use of our products or reduce customer balances held with us, which could significantly harm our business.

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

An increasing number of U.S. states, the U.S. federal government, and governments of foreign jurisdictions, such as the EU Commission, as well as international organizations, such as the Organization for Economic Co-operation and Development (“OECD”), are focused on tax reform and other legislative or regulatory action to increase tax revenue. For example, various countries have proposed or enacted digital services taxes and global minimum tax provisions under the Pillar Two OECD model rules. These actions may materially and adversely affect our effective tax rate, net income, and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

Our Information Security Program is designed to support the Company in identifying, protecting, detecting, responding to, and recovering from cybersecurity threats and incidents (collectively, “cybersecurity risks”) with the intention to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and regularly assess our Information Security Program guided by National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO standards (including ISO 27001), proprietary controls and industry best practices.

Our Information Security Program is built on a three lines of defense model integrated into our overall Enterprise Risk and Compliance Management Program (“ERCM Program”). It shares common methodologies, reporting channels, and governance processes that apply across the ERCM Program to other legal, compliance, strategic, operational, and financial risk areas. The Program is governed by the Technology, Information Security, and Privacy Risk Management Committee and overseen by our Board of Directors (“Board”) and its Audit, Risk and Compliance Committee (“ARC Committee”).

The three lines of defense model is designed to provide a structure for risk accountability in the first line of defense (“FLOD”), effective challenge by the second line of defense (“SLOD”), and independent risk assurance by the third line of defense (“TLOD”). Our Office of the Chief Information Security Officer serves as FLOD and provides operational and technical controls and capabilities to protect against cybersecurity risks. The Technology and Information Security team serves as SLOD and provides independent oversight of our technology and cybersecurity risk mitigation practices and capabilities. As TLOD, Internal Audit independently assesses the effectiveness of our first and second line of defense organizations in managing cybersecurity risk and independently reports the results of audits to our ARC Committee to assist it in its oversight duties.

Our Information Security Program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise Information Technology (“IT”) environment;
•Regular testing of our systems to identify and address potential vulnerabilities;
•Integrated planning and preparedness activities supporting business continuity and operational resiliency;
•Security teams principally responsible for managing (1) our annual cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•24/7 monitoring and measurement of cybersecurity threats through our PayPal Cyber Defense Center (“CDC”);
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•An information training and awareness program for our employees, contractors, incident response personnel, and senior management; and
•A third-party risk management framework designed to monitor and address risks from cybersecurity incidents of service providers, suppliers, and vendors that includes due diligence over third-party’s information security and technology control environment at onboarding and periodically throughout the lifecycle of the relationship. In addition, our standard contractual terms require notification and communication from third parties in the event of a cybersecurity incident. We maintain procedures to respond to, manage and mitigate third-party cybersecurity events and vulnerabilities when identified.

For a description of risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition, see “Item 1A. Risk Factors” under the captions “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition” and “Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.”

CYBERSECURITY GOVERNANCE

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to our ARC Committee oversight of cybersecurity and other information technology risks. The ARC Committee oversees PayPal’s overall risk framework, including management’s implementation of our cybersecurity risk management program, and reports to the full Board of Directors on a regular basis on cybersecurity and information technology risk management.

The ARC Committee receives periodic reports from the Chief Information Security Officer (“CISO”) on our cybersecurity risks. Our CISO has numerous years of experience at PayPal and other organizations building security products, managing security infrastructure, providing a variety of security services, and overseeing incident response and management, escalation of security events, vulnerability scanning, and security defect management. Management also updates the ARC Committee, as necessary, regarding cybersecurity incidents.

The ARC Committee reports to the Board regarding its activities, including those related to cybersecurity risk oversight. The Board also receives briefings at least annually from management on our Information Security Program. Board members receive presentations on cybersecurity topics from our CISO and external experts from time to time as part of our continuing education to Board on topics relevant to their service as a member of our Board.

Our cybersecurity teams, overseen by our CISO, are responsible for assessing and managing our risks from cybersecurity threats, including defining security policy and board reporting of security risk. The CISO approves all security policies and oversees the identification, assessment, and management of cybersecurity risks, which provides a proactive and comprehensive approach to safeguarding our information assets. The teams have primary responsibility for our overall Information Security Program and supervise both our internal cybersecurity personnel and our external cybersecurity consultants. Our cybersecurity teams’ experience includes cybersecurity incident response, in-depth security assessments and security emulation exercises to evaluate security profile, security research, education and outreach, and security tool development.

Our cybersecurity teams, in coordination with the CDC, supervise efforts to prevent, detect, mitigate, and remediate cybersecurity threats and incidents through the operation of our incident response plan and various other means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, as well as alerts and reports produced by security tools deployed in the IT environment. The CDC team oversees, identifies, and addresses security threats aimed at safeguarding PayPal employees, consumers, and merchants.

Our CISO organization is responsible for independently identifying, measuring, monitoring, controlling and reporting aggregate risks and for setting policies for the management and oversight of risk. The organization monitors cyber regulation requirements, reviews impacts of new products and initiatives, conduct reviews of cyber assessments and testing activities and provides effective challenge to the FLOD risk management activities.

ITEM 2. PROPERTIES

We own and lease various properties in the United States (“U.S.”) and other countries around the world. We use these properties for executive and administrative offices, customer services and operations centers, product development offices, and data centers. As of December 31, 2023, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	0.7	0.2	0.9
Leased facilities	1.3	1.6	2.9
Total facilities	2.0	1.8	3.8
We own a total of approximately 70 acres of land, with approximately 49 acres in the U.S. Our corporate headquarters are located in San Jose, California and occupy approximately 0.7 million of owned square feet.

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

As of February 1, 2024, there were 3,942 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

DIVIDEND POLICY

We have never paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

STOCK REPURCHASE ACTIVITY

In June 2022, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $15 billion of our common stock, with no expiration from the date of authorization. Our stock repurchase program is intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase program at any time without prior notice.

The stock repurchase activity under our stock repurchase program during the three months ended December 31, 2023 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of September 30, 2023				$11,466
October 1, 2023 through October 31, 2023	1.8	$58.13	1.8	11,359
November 1, 2023 through November 30, 2023	1.9	$57.45	1.9	11,247
December 1, 2023 through December 31, 2023	6.4	$60.37	6.4	10,859
Balance as of December 31, 2023	10.1		10.1	$10,859
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 6. [RESERVED]

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2023 results as compared to 2022 results. For a discussion of 2022 results as compared to 2021 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2022 filed with the SEC on February 10, 2023.

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

Cybersecurity and information security

Cybersecurity and information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and enable us to effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we remain subject to these risks and there can be no assurance that our security measures will provide sufficient security or prevent breaches or attacks. For additional information regarding our cybersecurity and information security risks, see “Item 1A. Risk Factors—Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition” and “Item 1C. Cybersecurity.”

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts including the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,			Percent Increase/(Decrease)
	2023	2022	2021	2023	2022
	(In millions, except percentages and per share amounts)
Net revenues	$29,771	$27,518	$25,371	8%	8%
Operating expenses	24,743	23,681	21,109	4%	12%
Operating income	5,028	3,837	4,262	31%	(10)%
Operating margin	17%	14%	17%	**	**
Other income (expense), net	383	(471)	(163)	181%	189%
Income tax expense (benefit)	1,165	947	(70)	23%	**
Effective tax rate	22%	28%	(2)%	**	**
Net income (loss)	$4,246	$2,419	$4,169	76%	(42)%
Net income (loss) per diluted share	$3.84	$2.09	$3.52	84%	(41)%
Net cash provided by operating activities	$4,843	$5,813	$5,797	(17)%	—%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

Net revenues increased $2.3 billion, or 8%, in 2023 compared to 2022 driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 13%.

Total operating expenses increased $1.1 billion, or 4%, in 2023 compared to 2022 due primarily to an increase in transaction expense, partially offset by reductions in sales and marketing expense, restructuring and other, and technology and development expense.

Operating income increased $1.2 billion, or 31%, in 2023 compared to 2022 due to net revenues growing more than operating expenses. Our operating margin was 17% and 14% in 2023 and 2022, respectively, reflecting the positive impact of operating efficiencies in our business and gain on sale of a divested business, partially offset by the negative impact of an increase in transaction expense.

Net income increased by $1.8 billion, or 76%, in 2023 compared to 2022 due to the previously discussed increase in operating income of $1.2 billion and an increase of $854 million in other income (expense), net, driven primarily by net gains on strategic investments in the current period as compared to net losses and impairments on strategic investments in the prior period as well as higher interest income from an increase in interest rates, partially offset by an increase in income tax expense of $218 million primarily related to higher pre-tax income, inclusive of tax expense associated with net gains on strategic investments and the sale of a divested business.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2023, 2022, and 2021, we generated approximately 42%, 43%, and 46% of our net revenues from customers domiciled outside of the U.S., respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S., including those discussed under “Item 1A. Risk Factors.”

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

In the years ended December 31, 2023 and 2022, the year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2023	2022
	(In millions)
Favorable (unfavorable) impact to net revenues (exclusive of hedging impact)	$128	$(949)
Hedging impact	111	462
Favorable (unfavorable) impact to net revenues	239	(487)
(Unfavorable) favorable impact to operating expense	(29)	492
Net favorable impact to operating income	$210	$5

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

Our key metrics are calculated using internal company data based on the activity we measure on our payments platform and compiled from multiple systems, including systems that are internally developed or acquired through business combinations. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics globally at our scale. The methodologies used to calculate our key metrics require significant judgment.

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

NET REVENUES

Our revenues are classified into the following two categories:

•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis based on the TPV completed on our payments platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our payments platform. We generate additional revenue from merchants and consumers: on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their bank account or debit card, to facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees.

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

Net revenue analysis

The components of our net revenues for the years ended December 31, 2023, 2022, and 2021 were as follows (in millions):
Transaction revenues

Transaction revenues grew by $1.7 billion, or 7%, in 2023 compared to 2022 driven primarily by growth in TPV and the number of payment transactions from our Braintree products and services, partially offset by a decline in revenues from our core PayPal products and services, including declines in contractual compensation of $190 million from sellers that violated our contractual terms predominantly in international markets. Transaction revenues for the year ended December 31, 2023 were also impacted unfavorably by lower net gains due to hedging activities as compared to the same period of the prior year.

The graphs below present the respective key metrics (in millions) for the years ended December 31, 2023, 2022, and 2021:
*Reflects active accounts at the end of the applicable period.

The following table provides a summary of related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2023	2022	2021	2023	2022
Number of payment transactions per active account	58.7	51.4	45.4	14%	13%
Percent of cross-border TPV(1)	12%	13%	16%	**	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful

We had active accounts of 426 million and 435 million as of December 31, 2023 and 2022, respectively, a decrease of 2%. Number of payment transactions was 25.0 billion and 22.3 billion for the years ended December 31, 2023 and 2022, respectively, an increase of 12%. TPV was $1.53 trillion and $1.36 trillion or the years ended December 31, 2023 and 2022, respectively, an increase of 13%.

Transaction revenues growth was lower than the growth in TPV and the number of payment transactions in 2023 due primarily to a decline in revenues from core PayPal products and services, an unfavorable impact from hedging, and declines in foreign currency exchange fees.

Revenues from other value added services

Revenues from other value added services increased by $602 million, or 26%, in 2023 compared to 2022 due primarily to increases in interest earned on certain assets underlying customer account balances resulting from higher interest rates, and to a lesser extent, interest and fee revenue on our loans receivable portfolio driven by consumer interest-bearing installment loans and consumer revolving loans. These drivers positively impacting revenues from other value added services were partially offset by a decline in revenue earned from our PayPal Honey product and a lower revenue share earned from an independent chartered financial institution (“partner institution”).

Consumers that have outstanding loans and interest receivable due to our partner institution may experience hardships that result in losses recognized by the partner institution, which may result in a decrease in our revenue share earned in future periods. In the event the overall return on the PayPal branded credit programs funded by the partner institution does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by the partner institution does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to the partner institution, subject to certain limitations. Through December 31, 2023, the overall return on the PayPal branded credit programs funded by the partner institution exceeded the minimum return threshold.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2023, 2022, or 2021 accounted for more than 30% of annual net revenue.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2023	2022	2021	2023	2022
	(In millions, except percentages)
Transaction expense	$14,385	$12,173	$10,315	18%	18%
Transaction and credit losses	1,682	1,572	1,060	7%	48%
Customer support and operations	1,919	2,120	2,075	(9)%	2%
Sales and marketing	1,809	2,257	2,445	(20)%	(8)%
Technology and development	2,973	3,253	3,038	(9)%	7%
General and administrative	2,059	2,099	2,114	(2)%	(1)%
Restructuring and other	(84)	207	62	(141)%	234%
Total operating expenses	$24,743	$23,681	$21,109	4%	12%
Transaction expense rate(1)	0.94%	0.90%	0.83%	**	**
Transaction and credit loss rate(2)	0.11%	0.12%	0.09%	**	**
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

Transaction expense increased by $2.2 billion, or 18%, in 2023 compared to 2022 due primarily to an increase in TPV of 13% and unfavorable changes in product mix. The increase in transaction expense rate in 2023 compared to 2022 was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services, partially offset by favorable changes in regional mix with respect to our core PayPal products and services. For the years ended December 31, 2023, 2022, and 2021, approximately 36%, 35%, and 39% of TPV, respectively, was generated outside of the U.S.

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

The components of our transaction and credit losses for the years ended December 31, 2023, 2022, and 2021 were as follows (in millions):
Transaction and credit losses increased by $110 million, or 7%, in 2023 compared to 2022.

Transaction losses were approximately $1.2 billion for both 2023 and 2022, reflecting a slight increase of $22 million, or 2%. Transaction loss rate (transaction losses divided by TPV) was 0.08%, 0.09%, and 0.09% for the years ended December 31, 2023, 2022, and 2021, respectively. The increase in transaction losses in 2023 was primarily attributable to lower recoveries compared to 2022 and higher losses related to fraud schemes, partially offset by a $39 million loss related to an ongoing merchant insolvency proceeding in 2022 with no activity of comparable individual magnitude in the current period.

Credit losses increased by $88 million in 2023 compared to 2022. The components of credit losses for the years ended December 31, 2023, 2022, and 2021 were as follows (in millions):

	Year Ended December 31,
	2023(3)	2022	2021
Net charge-offs(1)	$549	$267	$219
Reserve build (release)(2)	(59)	135	(312)
Credit losses	$490	$402	$(93)
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes changes in the allowance due to the reclassification of loans and interest receivable to or from held for sale.

The provision in the years ended December 31, 2023 and 2022 was primarily attributable to loan originations during the respective periods and a deterioration in the credit quality of loans outstanding. During 2023 and 2022, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions, and around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants.

Consumer loan portfolio

As of December 31, 2023, loans and interest receivable, held for sale was $563 million. Loans and interest receivable, held for sale, represents the portion of our installment consumer receivables that we intend to sell. This portfolio includes the substantial majority of our United Kingdom (“U.K.”) and other European buy now, pay later loan receivables. In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of U.K. and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K.

The consumer loans and interest receivable balance as of December 31, 2023 and 2022 was $4.8 billion and $5.9 billion, respectively, net of participation interest sold, representing a year-over-year decrease of 19% driven by the sale of eligible consumer installment receivables in the U.K. and other European countries, as discussed above, partially offset by the expansion of our revolving credit product in the U.K. and our installment credit products in Japan.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2023	2022
Percent of consumer loans and interest receivable current(1)	95.4%	97.1%
Percent of consumer loans and interest receivable > 90 days outstanding(1), (2)	2.2%	1.4%
Net charge-off rate(1), (3)	7.2%	4.5%
(1) Amounts as of December 31, 2023 exclude loans and interest receivable, held for sale.
(2) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(3) Net charge-off rate is the annualized ratio of net credit losses during the three months ended December 31, 2023, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

The increase in net charge-off rate for consumer loans and interest receivable at December 31, 2023 as compared to December 31, 2022 was primarily due to the sale of eligible consumer installment receivables, as discussed above, and deterioration in the credit quality of the U.S. interest-bearing installment product.

We continue to evaluate and modify our acceptable risk parameters related to our consumer loan portfolio in response to the changing macroeconomic environment. In response to declining performance, a number of risk mitigation strategies were implemented in the third quarter of 2023, which resulted in reduced originations for our U.S. interest-bearing installment product.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of December 31, 2023 and December 31, 2022 was $1.2 billion and $2.1 billion, respectively, reflecting a decline of 44% due primarily to a decrease in originations related to our PayPal Business Loan (“PPBL”) products in the U.S.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	December 31,
	2023	2022
Percent of merchant loans, advances, and interest and fees receivable current	87.0%	90.7%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	5.6%	3.7%
Net charge-off rate (2)	18.8%	4.5%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended December 31, 2023, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The decrease in the percent of current merchant receivables, increase in percent of merchant receivables greater than 90 days outstanding, and increase in the net charge-off rate for merchant receivables at December 31, 2023 as compared to December 31, 2022 were primarily due to the expansion of acceptable risk parameters in 2022, which resulted in a decline in the overall credit quality of loans outstanding related to our PPBL product. The significant decline in the merchant receivable portfolio year-over-year due to repayments and reduced originations also resulted in higher delinquency and charge-off rates as a percentage of outstanding loan balance as of December 31, 2023.

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

Customer support and operations costs decreased $201 million, or 9%, in 2023 compared to 2022 due primarily to a decline in employee-related costs, contractors and consulting costs, and customer onboarding and compliance costs.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.
Sales and marketing expenses decreased $448 million, or 20%, in 2023 compared to 2022 due primarily to lower spending on targeted user incentives and marketing campaigns, and to a lesser extent, a decline in amortization of acquired intangibles.

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
Technology and development expenses decreased $280 million, or 9%, in 2023 compared to 2022 due primarily to lower intangible amortization and a decline in costs related to contractors and consultants.

General and administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive, and other support operations.
General and administrative expenses decreased $40 million, or 2%, in 2023 compared to 2022 due primarily to a decline in depreciation expense and facilities costs.

Restructuring and other

Restructuring and other primarily consist of restructuring expenses, asset impairment charges, gain on sale of divested business, and losses on loans and interest receivable, held for sale.
Restructuring and other decreased by $291 million in 2023 compared to 2022 primarily resulting from gain on sale of a divested business, partially offset by restructuring charges, asset impairment charges, and fair value adjustments on loans and interest receivable, held for sale.

In the fourth quarter of 2023, we completed the sale of Happy Returns and recorded a pre-tax gain of $339 million, net of transaction costs. For additional information on the divestiture, see “Note 4—Business Combinations and Divestitures” in the notes to the consolidated financial statements included in this Form 10-K.

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve our cost structure and operating efficiency. The associated restructuring charges during the year ended December 31, 2023 were $122 million. We primarily incurred employee severance and benefits costs, which were substantially completed in the fourth quarter of 2023. The estimated reduction in annualized employee-related costs associated with the impacted workforce was approximately $280 million, including approximately $85 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

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

For information on the associated restructuring liabilities, see “Note 17—Restructuring and Other” in the notes to the consolidated financial statements included in this Form 10-K.

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $61 million and $81 million in the years ended December 31, 2023 and 2022, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements.

In the year ended December 31, 2023, we recognized a gain of $17 million due to the sale of an owned property. We also incurred a loss of $14 million related to another owned property, which was previously held for sale, in the year ended December 31, 2023.

During the year ended December 31, 2023, approximately $74 million of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale (inclusive of transaction costs) and fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net of $383 million in 2023 increased $854 million compared to $(471) million in 2022 due primarily to net gains on strategic investments in the current period compared to net losses and impairments in the prior period and higher interest income from an increase in interest rates.

Income tax expense (benefit)

Our effective income tax rate was 22% in 2023 and 28% in 2022. The decrease in our effective income tax rate in 2023 compared to 2022 was primarily attributable to higher tax expense in the prior year related to the intra-group transfer of intellectual property. See “Note 16—Income Taxes” to the consolidated financial statements included in this Form 10-K for more information on our effective tax rate.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$15,493	$13,723
(1) Excludes assets related to funds receivable and customer accounts of $38.9 billion and $36.3 billion as of December 31, 2023 and 2022, respectively.
(2) Excludes total restricted cash of $3 million and $17 million at December 31, 2023 and 2022, respectively, and strategic investments of $1.8 billion and $2.1 billion at December 31, 2023 and 2022, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $10.0 billion at December 31, 2023 and $8.6 billion at December 31, 2022, or 64% and 62%, of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2023, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”) or the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$4,843	$5,813	$5,797
Investing activities	752	(3,328)	(5,149)
Financing activities	(2,993)	(1,203)	(557)
Effect of exchange rates on cash, cash equivalents, and restricted cash	76	(155)	(102)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,678	$1,127	$(11)

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

The net cash provided by operating activities of $4.8 billion in 2023 was due primarily to operating income of $5.0 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.7 billion, stock-based compensation of $1.5 billion, and depreciation and amortization of $1.1 billion. Cash flows from operating activities was also impacted by proceeds from repayments and sales of loans receivable, originally classified as held for sale, of $10.8 billion and changes in other assets of $203 million. These changes, which favorably impacted cash generated from operations, were offset by originations of loans receivable, held for sale of $11.5 billion, actual cash transaction losses incurred during the period of $1.2 billion, changes in deferred income taxes of $668 million, gain on divestiture of business, excluding transaction costs, of $356 million, net accretion of investments purchased at a discount of $367 million, and changes in liabilities of $222 million.

The net cash provided by operating activities of $5.8 billion in 2022 was due primarily to operating income of $3.8 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $1.6 billion, depreciation and amortization of $1.3 billion, and stock-based compensation of $1.3 billion. Cash flows from operating activities was also impacted by net losses on our strategic investments of $304 million, and an increase in other liabilities of $856 million. These changes, which favorably impacted cash generated from operations, were partially offset by actual cash transaction losses incurred during the period of $1.2 billion and changes in deferred income taxes of $811 million.

Cash paid for income taxes, net in 2023, 2022, and 2021 was $2.1 billion, $878 million, and $474 million, respectively. Included within cash paid for income taxes for 2023 is $106 million related to the purchase of transferable tax credits as authorized by the Inflation Reduction Act of 2022.

Investing activities

Cash flows from investing activities includes purchases, maturities and sales of investments; cash paid for acquisitions and strategic investments; purchases and sales of property and equipment; purchases, originations, sales, and principal repayment of loans receivable, originally classified as held for investment; changes in funds receivable; and changes in collateral posted related to derivative instruments, net.

The net cash provided by investing activities of $752 million in 2023 was due primarily to proceeds from repayments and sales of loans receivable, originally classified as held for investment, of $26.7 billion, maturities and sales of investments of $24.3 billion, and proceeds from divestiture of business, net of cash divested, of $466 million. These cash inflows were partially offset by purchases and originations of loans receivable of $25.2 billion, purchases of investments of $22.0 billion, changes in funds receivable from customers of $2.9 billion, and purchases of property and equipment of $623 million.

The net cash used in investing activities of $3.3 billion in 2022 was due primarily to purchases and originations of loans receivable of $28.2 billion, purchases of investments of $20.2 billion, changes in funds receivable from customers of $2.7 billion, and purchases of property and equipment of $706 million. These cash outflows were partially offset by principal repayment of loans receivable of $24.9 billion and maturities and sales of investments of $23.4 billion.

Financing activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, changes in funds payable and amounts due to customers, and changes in collateral received related to derivative instruments, net.

The net cash used in financing activities of $3.0 billion in 2023 was due primarily to the repurchase of $5.0 billion of our common stock under our stock repurchase programs, repayments of borrowings under financing arrangements of $1.1 billion (including principal repayment of fixed rate debt that matured in June 2023 and repayment of borrowings under our Paidy credit agreement), tax withholdings of $257 million related to net share settlement of equity awards, and a decline in collateral received related to derivative instruments of $197 million. These cash outflows were partially offset by changes in funds payable and amounts due to customers of $1.9 billion and borrowings under financing arrangements of $1.5 billion (including proceeds from the issuance of fixed rate debt in June 2023, borrowings under our Paidy credit agreement, and short-term overdraft borrowings).

The net cash used in financing activities of $1.2 billion in 2022 was due primarily to the repurchase of $4.2 billion of our common stock under our stock repurchase programs, repayments of borrowings under financing arrangements of $1.7 billion (including the repurchase and redemption of certain fixed rate notes and repayment of borrowings under a prior credit agreement), and tax withholdings of $336 million related to net share settlement of equity awards. These cash outflows were partially offset by borrowings under financing arrangements of $3.5 billion (including proceeds from the issuance of fixed rate debt in May 2022 and borrowings under our Paidy credit agreements) and changes in funds payable and amounts due to customers of $1.4 billion.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a positive impact of $76 million and negative impact of $155 million on cash, cash equivalents, and restricted cash during 2023 and 2022, respectively. The positive impact of foreign currency exchange on cash, cash equivalents, and restricted cash in 2023 was primarily due to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound. The negative impact of foreign currency exchange on cash, cash equivalents, and restricted cash in 2022 was primarily attributable to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar and, to a lesser extent, to the fluctuations in the exchange rate of the U.S. dollar to the Swedish krona, Japanese yen, Indian rupee, and the Euro.

Available credit and debt

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility and terminated the facility entered into in September 2019. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of December 31, 2023, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $638 million as of December 31, 2023). In the year ended December 31, 2023, ¥50.0 billion (approximately $355 million) was drawn down under the Paidy Credit Agreement. Accordingly, at December 31, 2023, ¥40.0 billion (approximately $283 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of December 31, 2023, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

In June 2023, May 2022, May 2020 and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $12.6 billion (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of December 31, 2023, we had $10.6 billion in fixed rate debt outstanding with varying maturity dates.

For additional information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase programs, or reduce our cost of capital.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2023, we had a total of $3.9 billion in cash withdrawals offsetting our $3.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of December 31, 2023, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of December 31, 2023 and 2022, the total amount approved by management to be designated to fund credit activities was $3.0 billion and $3.8 billion, respectively, and represented approximately 39% and 37% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio. During the year ended December 31, 2023, we sold $5.5 billion of loans and interest receivable, in connection with this agreement. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rate ranged between 0.08% and 0.09% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the year ended December 31, 2023, we repurchased approximately $5.0 billion of our common stock in the open market under our stock repurchase programs authorized in July 2018 and June 2022. The June 2022 stock repurchase program became effective during the first quarter of 2023 upon completion of the July 2018 stock repurchase program. As of December 31, 2023, a total of approximately $10.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program. For additional information, see “Note 14—Stock Repurchase Programs” to our consolidated financial statements included in this Form 10-K.

Future obligations

As of December 31, 2023 and 2022, approximately $6.2 billion and $4.9 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2023 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Operating Leases	Transition Tax	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2024	$936	$186	284	$1,575	$2,981
2025	477	153	354	1,498	2,482
2026	348	139	—	1,689	2,176
2027	—	118	—	732	850
2028	—	87	—	483	570
Thereafter	—	174	—	8,996	9,170
	$1,761	$857	$638	$14,973	$18,229

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•Purchase obligation amounts include minimum purchase commitments for cloud computing services, capital expenditures, advertising, and other goods and services entered into in the ordinary course of business.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $2.4 billion recorded in other long-term liabilities on our consolidated balance sheets as of December 31, 2023.

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

ALLOWANCE FOR TRANSACTION AND CREDIT LOSSES

Transaction and credit losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and credit losses fluctuate depending on many factors, including: total TPV, product mix, current and projected macroeconomic conditions, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include revolving and installment credit products offered to consumers at checkout, as well as merchant loans and advances arising from the PayPal Working Capital and PPBL products.

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, purchase protection program claims, account takeovers, and bank returns and reversals. Additions to the allowance, in the form of provisions, are reflected in transaction and credit losses on our consolidated statements of income (loss). The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving collection and write-off patterns, and the mix of transaction and loss types, as well as current and projected macroeconomic factors, as appropriate.

We also establish an allowance for loans and interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivable and includes expected credit losses from modifications of receivables to borrowers experiencing financial difficulty. Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. As of December 31, 2023, we utilized externally published projections of U.S. forecasted unemployment rates, forecasted U.S. and U.K. retail e-commerce sales, and forecasted U.K. household disposable income, among others, over the reasonable and supportable forecast period. As of December 31, 2022, we utilized externally published projections of the U.S. and U.K. forecasted unemployment rates, forecasted U.S. retail e-commerce sales, and forecasted U.K. household disposable income, among others, over the reasonable and supportable forecast period. The overall principal and interest coverage ratio as of December 31, 2023 and 2022 was approximately 9% and 7%, respectively. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. Our allowance as of December 31, 2023 and 2022 took into account uncertainty with respect to macroeconomic conditions, uncertainty around the financial health of our borrowers, and effectiveness of loan modification programs made available to merchants. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $60 million based on the loans and interest receivable balance outstanding as of December 31, 2023.

ACCOUNTING FOR INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the GILTI tax and base erosion anti-abuse tax.

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

Based on our results for the year ended December 31, 2023, a one-percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $54 million.

LOSS CONTINGENCIES

We are regularly involved in various claims, regulatory and legal proceedings, and investigations of potential violations by regulatory oversight authorities. On a regular basis, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes.

REVENUE RECOGNITION

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants. Evaluating whether these incentives are a payment to a customer, or consideration payable on behalf of a customer, requires judgment. Incentives determined to be made to a customer, or payable on behalf of a customer, are recorded as a reduction to gross revenue. Incentives that are earned by the customer based on performance targets are recorded when earned, based on management’s estimate of each customer’s future performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual customer performance, amendments to existing contracts, or the execution of new contracts. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

EVALUATION OF STRATEGIC INVESTMENTS FOR IMPAIRMENT

We have strategic investments in non-marketable equity securities, which include investments that do not have a readily determinable fair value and are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the Measurement Alternative). We review these investments regularly to determine if impairment has occurred. We assess whether an impairment loss on these non-marketable equity securities, which are primarily investments in privately held companies, has occurred based on qualitative factors such as the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the company. When indicators of impairment exist, we estimate the fair value of these non-marketable equity securities using the market approach and/or the income approach. If any impairment is identified, we write down the investment to its fair value and record the corresponding charge through other income (expense), net on our consolidated statements of income (loss). Estimating fair value requires judgment and use of estimates such as discount rates, forecasted cash flows, and market data of comparable companies, among others. For sensitivity analysis performed on our strategic investments, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Equity Investment Risk.”

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

As of December 31, 2023 and 2022, approximately 59% and 57%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $122 million and $161 million at December 31, 2023 and 2022, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of December 31, 2023 and 2022, we had $10.6 billion and $10.4 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of December 31, 2023 and 2022, we also had revolving credit facilities of approximately $5.6 billion and $5.7 billion, respectively, available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2023 and 2022, ¥50.0 billion (approximately $355 million) and ¥64.3 billion (approximately $491 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included in this Form 10-K.

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

We use foreign currency exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings and our investment in foreign subsidiaries from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow hedges of forecasted revenues and expenses denominated in certain foreign currencies and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of AOCI. Cash flow hedges are subsequently reclassified into revenue or expense in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with net investment hedges will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.

If the U.S. dollar weakened by a hypothetical 10% at December 31, 2023 and 2022, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $622 million and $710 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $417 million and $173 million at December 31, 2023 and 2022, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of December 31, 2023 would have positively impacted income before income taxes by approximately $400 million, resulting in a net negative impact of approximately $17 million. Foreign currency exchange contracts in place as of December 31, 2022 would have positively impacted income before income taxes by approximately $144 million, resulting in a net negative impact of approximately $29 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of December 31, 2023 and 2022, our strategic investments totaled $1.8 billion and $2.1 billion which represented approximately 11% and 14% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of December 31, 2023, which could be experienced in the near term, would have resulted in a decrease of approximately $184 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2023, 2022, and 2021 and accompanying notes listed in Part IV, Item 15(a)(1) of this Form 10‑K are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

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

On December 7, 2023, Jonathan Auerbach entered into an equity trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Auerbach was serving as an executive officer of the Company at the time the trading plan was adopted. The trading plan has a duration of March 7, 2024 to September 10, 2024 with approximately 85,839 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	58
Consolidated Balance Sheets	60
Consolidated Statements of Income (Loss)	61
Consolidated Statements of Comprehensive Income (Loss)	62
Consolidated Statements of Stockholders’ Equity	63
Consolidated Statements of Cash Flows	64
Notes to Consolidated Financial Statements	66

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	122
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K	123
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Loans Receivable

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2023, the Company recorded total loans and interest receivable of $5,433 million, net of an allowance of $540 million. The allowance for loans receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. The loss models incorporate various portfolio attributes, as well as macroeconomic factors such as forecasted trends in unemployment, retail e-commerce sales, and household disposable income. The forecasted macroeconomic factors are sourced externally, using a single scenario to reflect the economic conditions applicable to a particular period. Management also includes qualitative adjustments that incorporate incremental information not captured in the expected credit loss models.

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
February 7, 2024

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,081	$7,776
Short-term investments	4,979	3,092
Accounts receivable, net	1,069	963
Loans and interest receivable, held for sale	563	—
Loans and interest receivable, net of allowances of $540 and $598 as of December 31, 2023 and 2022, respectively	5,433	7,431
Funds receivable and customer accounts	38,935	36,264
Prepaid expenses and other current assets	2,509	1,898
Total current assets	62,569	57,424
Long-term investments	3,273	5,018
Property and equipment, net	1,488	1,730
Goodwill	11,026	11,209
Intangible assets, net	537	788
Other assets	3,273	2,455
Total assets	$82,166	$78,624
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$139	$126
Funds payable and amounts due to customers	41,935	40,014
Accrued expenses and other current liabilities	6,392	4,868
Total current liabilities	48,466	45,008
Other long-term liabilities	2,973	2,925
Long-term debt	9,676	10,417
Total liabilities	61,115	58,350
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,072 and 1,136 shares outstanding as of December 31, 2023 and 2022, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 245 and 173 shares as of December 31, 2023 and 2022, respectively	(21,045)	(16,079)
Additional paid-in-capital	19,642	18,327
Retained earnings	23,200	18,954
Accumulated other comprehensive income (loss)	(746)	(928)
Total equity	21,051	20,274
Total liabilities and equity	$82,166	$78,624
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In millions, except for per share amounts)
Net revenues	$29,771	$27,518	$25,371
Operating expenses:
Transaction expense	14,385	12,173	10,315
Transaction and credit losses	1,682	1,572	1,060
Customer support and operations	1,919	2,120	2,075
Sales and marketing	1,809	2,257	2,445
Technology and development	2,973	3,253	3,038
General and administrative	2,059	2,099	2,114
Restructuring and other	(84)	207	62
Total operating expenses	24,743	23,681	21,109
Operating income	5,028	3,837	4,262
Other income (expense), net	383	(471)	(163)
Income before income taxes	5,411	3,366	4,099
Income tax expense (benefit)	1,165	947	(70)
Net income (loss)	$4,246	$2,419	$4,169

Net income (loss) per share:
Basic	$3.85	$2.10	$3.55
Diluted	$3.84	$2.09	$3.52

Weighted average shares:
Basic	1,103	1,154	1,174
Diluted	1,107	1,158	1,186
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income (loss)	$4,246	$2,419	$4,169
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(156)	(305)	(72)
Net investment hedges CTA gains (losses), net	192	(25)	—
Tax (expense) benefit on net investment hedges CTA gains (losses), net	(44)	6	—
Unrealized (losses) gains on cash flow hedges, net	(167)	(88)	522
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	8	4	(26)
Unrealized gains (losses) on available-for-sale debt securities, net	457	(504)	(98)
Tax (expense) benefit on unrealized gains (losses) on available-for-sale debt securities, net	(108)	120	22
Other comprehensive income (loss), net of tax	182	(792)	348
Comprehensive income (loss)	$4,428	$1,627	$4,517
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	(In millions)
Balances at December 31, 2020	1,172	$(8,507)	$16,644	$(484)	$12,366	$44	$20,063
Net income	—	—	—	—	4,169	—	4,169
Foreign CTA	—	—	—	(72)	—	—	(72)
Unrealized gains on cash flow hedges, net	—	—	—	522	—	—	522
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(26)	—	—	(26)
Unrealized losses on available-for-sale debt securities, net	—	—	—	(98)	—	—	(98)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	22	—	—	22
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	11	—	(881)	—	—	—	(881)
Common stock repurchased	(15)	(3,373)	—	—	—	—	(3,373)
Stock-based compensation	—	—	1,445	—	—	—	1,445
Change in noncontrolling interest	—	—		—	—	(44)	(44)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$—	$21,727
Net income	—	—	—	—	2,419	—	2,419
Foreign CTA	—	—	—	(305)	—	—	(305)
Net investment hedge CTA losses, net	—	—	—	(25)	—	—	(25)
Tax benefit on net investment hedges CTA losses, net	—	—	—	6	—	—	6
Unrealized losses on cash flow hedges, net	—	—	—	(88)	—	—	(88)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	—	4
Unrealized losses on available-for-sale debt securities, net	—	—	—	(504)	—	—	(504)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	120	—	—	120
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(195)	—	—	—	(195)
Common stock repurchased	(41)	(4,199)	—	—	—	—	(4,199)
Stock-based compensation	—	—	1,313	—	—	—	1,313
Other	—	—	1	—	—	—	1
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$—	$20,274
Net income	—	—	—	—	4,246	—	4,246
Foreign CTA	—	—	—	(156)	—	—	(156)
Net investment hedge CTA gains, net	—	—	—	192	—	—	192
Tax expense on net investment hedges CTA gains, net	—	—	—	(44)	—	—	(44)
Unrealized losses on cash flow hedges, net	—	—	—	(167)	—	—	(167)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	8	—	—	8
Unrealized gains on available-for-sale debt securities, net	—	—	—	457	—	—	457
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(108)	—	—	(108)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(130)	—	—	—	(130)
Common stock repurchased	(74)	(5,046)	—	—	—	—	(5,046)
Treasury stock reissuance	1	80	—	—	—	—	80
Stock-based compensation	—	—	1,445	—	—	—	1,445
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$—	$21,051
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities:
Net income (loss)	$4,246	$2,419	$4,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,682	1,572	1,060
Depreciation and amortization	1,072	1,317	1,265
Stock-based compensation	1,475	1,261	1,376
Deferred income taxes	(668)	(811)	(482)
Net (gains) losses on strategic investments	(201)	304	(46)
Gain on divestiture of business, excluding transaction costs	(356)	—	—
Accretion of discounts on investments, net of amortization of premiums	(367)	(70)	73
Adjustments to loans and interest receivable, held for sale	53	—	—
Other	(104)	275	27
Originations of loans receivable, held for sale	(11,470)	—	—
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	10,795	—	—
Changes in assets and liabilities:
Accounts receivable	(114)	(163)	(222)
Transaction loss allowance for cash losses, net	(1,188)	(1,230)	(1,178)
Other current assets and non-current assets	203	118	(486)
Accounts payable	7	(35)	(31)
Other current liabilities and non-current liabilities	(222)	856	272
Net cash provided by operating activities	4,843	5,813	5,797
Cash flows from investing activities:
Purchases of property and equipment	(623)	(706)	(908)
Proceeds from sales of property and equipment	45	5	5
Purchases and originations of loans receivable	(25,198)	(28,170)	(13,420)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	26,660	24,903	11,826
Purchases of investments	(21,980)	(20,219)	(40,116)
Maturities and sales of investments	24,295	23,411	39,698
Acquisitions, net of cash and restricted cash acquired	—	—	(2,763)
Proceeds from divestiture of business, net of cash divested	466	—	—
Funds receivable	(2,943)	(2,720)	193
Collateral posted related to derivative instruments, net	(56)	(19)	336
Other investing activities	86	187	—
Net cash provided by (used in) investing activities	752	(3,328)	(5,149)
Cash flows from financing activities:
Proceeds from issuance of common stock	127	143	162
Purchases of treasury stock	(5,002)	(4,199)	(3,373)
Tax withholdings related to net share settlements of equity awards	(257)	(336)	(1,036)
Borrowings under financing arrangements	1,528	3,475	272
Repayments under financing arrangements	(1,053)	(1,686)	(361)
Funds payable and amounts due to customers	1,861	1,405	3,572
Collateral received related to derivative instruments, net	(197)	(6)	207
Other financing activities	—	1	—

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net cash used in financing activities	(2,993)	(1,203)	(557)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	76	(155)	(102)
Net change in cash, cash equivalents, and restricted cash	2,678	1,127	(11)
Cash, cash equivalents, and restricted cash at beginning of period	19,156	18,029	18,040
Cash, cash equivalents, and restricted cash at end of period	$21,834	$19,156	$18,029

Supplemental cash flow disclosures:
Cash paid for interest	$331	$280	$231
Cash paid for income taxes, net	$2,118	$878	$474

The table below reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$9,081	$7,776	$5,197
Short-term and long-term investments	3	17	109
Funds receivable and customer accounts	12,750	11,363	12,723
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,834	$19,156	$18,029
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
We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of December 31, 2023 and December 31, 2022, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of December 31, 2023 and December 31, 2022, the carrying value of our investments in nonconsolidated VIEs was $175 million and $128 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our consolidated balance sheets. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million and $232 million as of December 31, 2023 and 2022, respectively.
Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2023.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and credit losses, income taxes, loss contingencies, revenue recognition, and the evaluation of strategic investments for impairment. We base our estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries, underlying funds receivable and customer accounts, short-term investments, and long-term investments, under the fair value option as further discussed in “Note 9—Fair Value Measurement of Assets and Liabilities.” The changes in fair value related to initial measurement and subsequent changes in fair value are included as a component of other income (expense), net on our consolidated statements of income (loss).

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

We assess whether an impairment loss on our non-marketable, Measurement Alternative investments has occurred based on qualitative factors such as the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the company. We assess whether an other-than-temporary impairment loss on our equity method investments has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities or impairment is considered other-than-temporary for our equity method investments, we write down the investment to its fair value and record the corresponding charge through other income (expense), net on our consolidated statements of income (loss).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our available-for-sale debt securities in an unrealized loss position are written down to fair value through a charge to other income (expense), net on our consolidated statements of income (loss) if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining available-for-sale debt securities in an unrealized loss position, if we identify that the decline in fair value has resulted from credit losses, taking into consideration changes to the rating of the security by rating agencies, implied yields versus benchmark yields, and the extent to which fair value is less than amortized cost, among other factors, we estimate the present value of cash flows expected to be collected. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any portion of impairment not related to credit losses is recognized in other comprehensive income (loss).

Accounts receivable, net

Accounts receivable is primarily related to revenue earned from customers and is reduced by an allowance for credit losses. For the years ended December 31, 2023 and 2022, the allowance for credit losses was not significant. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

Loans and interest receivable, held for sale

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivable and a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (together, “eligible consumer installment receivables”). Following the sale, the global investment firm becomes the owner of the eligible consumer installment receivables sold and we no longer hold an ownership interest in these receivables.

These sales of eligible consumer installment receivables to the global investment firm are accounted for as a true sale based on our determination that these receivables met all the necessary criteria for such accounting including legal isolation for transferred assets, ability of the transferee to pledge or exchange the transferred assets without constraint, and the transfer of control, and thus, we no longer record these receivables on our consolidated financial statements. We also concluded that our continuing involvement in the arrangement does not invalidate this determination. We maintain the servicing rights for the entire pool of the consumer installment receivables sold and receive a market-based service fee for servicing the assets sold.

Prior to the decision to sell, this portfolio was reported at outstanding principal balances, including unamortized deferred origination costs and estimated collectible interest and fees, net of allowances for credit losses. At the time of reclassification of eligible consumer installment receivables to loans and interest receivable, held for sale in May 2023, any previously recorded allowance for credit losses for loans and interest receivable outstanding was reversed, resulting in a decrease in transaction and credit losses on our consolidated statements of income (loss) for the year ended December 31, 2023.

Loans and interest receivable, held for sale as of December 31, 2023 represents installment consumer receivables that we originated and intend to sell to the global investment firm. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our consolidated statements of income (loss). Interest income on interest bearing held-for-sale loans is accrued and recognized based on the contractual rate of interest.

If PayPal no longer has intent to sell loans and interest receivable, held for sale, such loans would be reclassified to loans and interest receivable, held for investment. When a loan is reclassified to held for investment, any amounts previously recorded in order to measure the loan at the lower of cost or fair value are reversed on our consolidated statements of income (loss) (recognized within restructuring and other) and the loan is recorded consistent with loans originated as held for investment.

Loans and interest receivable, net

Loans and interest receivable, net represents merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product and consumer loans originated under our PayPal Credit and installment credit products. PayPal Credit consists of revolving credit products.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the U.S., PPWC, PPBL, and consumer interest-bearing installment products are provided under a program agreement we have with an independent chartered financial institution (“partner institution”). The partner institution extends credit to merchants for the PPWC and PPBL products and to consumers for interest-bearing installment products and we purchase the related receivables originated by the partner institution. For our merchant finance products outside the U.S., we extend working capital advances and loans in the U.K. and rest of Europe through our U.K. subsidiary and Luxembourg banking subsidiary, respectively, and working capital loans in Australia through an Australian subsidiary. In the U.S., we extend certain short-term, interest-free, installment loans to consumers through a U.S. subsidiary. For our international consumer credit products, we extend credit in the U.K and the rest of Europe through our U.K. subsidiary and Luxembourg banking subsidiary, respectively, and in Australia and Japan, through local subsidiaries.

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

In certain instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loan or advance and the related interest or fee receivable for which it is probable that, without modification, we would be unable to collect all amounts due. Refer to “Note 11—Loans and Interest Receivable” for further information related to loan modifications.
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The allowance for merchant loans, advances, and interest and fees receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. The merchant loss models incorporate various portfolio attributes including geographic region, first borrowing versus repeat borrowing, delinquency, internally developed risk ratings, and vintage, as well as macroeconomic factors such as forecasted trends in unemployment rates and retail e-commerce sales. The forecasted macroeconomic factors are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. The reasonable and supportable forecast period for merchant products that we have included in our projected loss rates for 2023 and 2022, which approximates the estimated life of the loans, is approximately 2.5 to 3.5 years. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are derived based on and applied to the principal amount of our merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

The allowance for consumer loans and interest receivable not classified as held for sale is primarily based on expectations of credit losses based on historical lifetime loss data. The allowance for loans and interest receivable for our revolving credit product also incorporates macroeconomic forecasts applied to the portfolio. In the second quarter of 2023, our expected credit loss models for our revolving consumer receivables were updated. These changes did not have a material impact on our provision recorded in the year ended December 31, 2023. The consumer loss models incorporate various portfolio attributes including geographic region, loan term, delinquency, credit rating, vintage, and for the revolving credit portfolio macroeconomic factors such as forecasted trends in household disposable income and retail e-commerce sales (and through the first quarter of 2023, unemployment rates). The forecasted macroeconomic factors are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. The reasonable and supportable forecast period for revolving products and installment products (not classified as held for sale) that we have included in our projected loss rates for 2023, which approximates the estimated life of the loans, is approximately 5 years and 7 months to 3.5 years, respectively. In 2022, the reasonable and supportable forecast periods were consistent with 2023 except for revolving products, which had a reasonable and supportable forecast period of 2 years. Projected loss rates, inclusive of historical loss data and, for the revolving credit portfolio macroeconomic factors, are derived based on and applied to the principal amount of our consumer receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses, such as expectations of macroeconomic conditions not captured in the loss models for our installment products (not classified as held for sale). The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

In connection with the sale of our eligible consumer installment receivables, and the reclassification of that portfolio as held for sale, we reversed the previously recorded allowances for credit losses associated with those loans and interest receivable balances. Charge-offs and any adjustments to the fair value of loans and interest receivable, held for sale, are recorded in restructuring and other on our consolidated statement of income (loss).

Customer accounts

We hold all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on our consolidated balance sheets as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we restrict the use of the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts on our consolidated balance sheets. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. Customer funds for which PayPal is an agent and custodian on behalf of our customers are not reflected on our consolidated balance sheets. These funds include U.S. dollar funds which are deposited at one or more third-party financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and are eligible for FDIC pass-through insurance (subject to applicable limits).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of December 31, 2023 and 2022, the total amount approved by management to be designated to fund credit activities was $3.0 billion and $3.8 billion, respectively, and represented approximately 39% and 37% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. At the time PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We identify these customer accounts separately from corporate funds and maintain them in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. Customer balances deposited with our partners on a short-term basis in advance of customer transactions and used to fulfill our direct obligation under amounts due to customers are classified as cash and cash equivalents within our customer accounts classification on our consolidated balance sheets. See “Note 8—Cash and Cash Equivalents, Funds Receivable and Customer Accounts, and Investments” for additional information related to customer accounts.

We present changes in funds receivable and customer accounts as cash flows from investing activities on our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts.

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

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our payments platform, are capitalized and amortized generally over an estimated useful life of three years and are recorded as amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. We capitalized $445 million and $511 million of internally developed software and website development costs for the years ended December 31, 2023 and 2022, respectively. Amortization expense for these capitalized costs was $482 million, $426 million, and $366 million for the years ended December 31, 2023, 2022, and 2021, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in other assets, and lease liabilities, which are included in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred, and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method requires the asset to remain on our consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation.

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

Goodwill and intangible assets

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2023 and 2022. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2023, we determined that no events occurred, or circumstances changed from August 31, 2023 through December 31, 2023 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets consist of acquired customer list and user base intangible assets, marketing related intangibles, developed technology, and other intangible assets. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to seven years. No significant residual value is estimated for intangible assets.

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

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, purchase protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date. The allowance is monitored regularly and is updated based on actual loss data. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types, as applicable. Additions to the allowance are reflected as a component of transaction and credit losses on our consolidated statements of income (loss). The allowance for transaction losses is included in accrued expenses and other current liabilities on our consolidated balance sheets.

Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for bank returns and reversals, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agencies. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as applicable. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our consolidated statements of income (loss).

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
See “Note 9—Fair Value Measurement of Assets and Liabilities” for additional information related to our fair value measurements.

Crypto asset safeguarding liability and corresponding safeguarding asset

See “Note 7—Other Financial Statement Details” for information related to our crypto asset safeguarding liability and corresponding safeguarding asset.

Concentrations of risk

Our cash, cash equivalents, short-term investments, accounts receivable, loans and interest receivable, net, funds receivable and customer accounts, long-term investments, and long-term notes receivable, are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. We have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from merchant and consumer financing activities for customers located in the U.S. and internationally. Our long-term notes receivable is derived from deferred proceeds associated with the sale of our U.S. consumer credit receivables portfolio to a partner institution in 2018. Transaction expense is derived from fees paid to payment processors and other financial institutions, located in the U.S. and internationally, when we draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet.

As of December 31, 2023 and 2022, one customer accounted for 15% and 20% of net accounts receivables, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2023 and 2022. At December 31, 2023 and 2022, one partner institution accounted for our long-term notes receivable balance, which represented 16% and 18% of other assets, respectively. During the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2023 and 2022, one payment processor accounted for 60% and 63% of transaction expense, respectively. During the year ended December 31, 2021, two payment processors accounted for 70% of transaction expense.

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally based on the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $364 million, $518 million, and $740 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-based compensation

We determine compensation expense associated with restricted stock units, performance based restricted stock units, and restricted stock awards based on the estimated fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

Foreign currency

Many of our foreign subsidiaries have designated the local currency of their respective countries as their functional currency. Assets and liabilities of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses of our non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net on our consolidated statements of income (loss).

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

Other income (expense), net

Other income (expense), net includes:
•interest income, which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments,
•interest expense, which consists of interest expense, fees, and amortization of debt discount on our long-term debt (including current portion) and credit facilities,
•realized and unrealized gains (losses) on strategic investments, and
•other, which primarily includes foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, forward points on derivative contracts designated as net investment hedges, and fair value changes on the derivative contracts not designated as hedging instruments.

Recent accounting guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are required to apply these amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements based on our current crypto asset holdings and fair value.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

Recently adopted accounting guidance

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance eliminated the accounting designation of a loan modification as a TDR and the measurement guidance for TDRs. The amendments also enhanced existing disclosure requirements and introduced new requirements related to modifications of receivables due from borrowers experiencing financial difficulty. Additionally, this guidance required entities to disclose gross charge-offs by year of origination for financing receivables, such as loans and interest receivable. The amended guidance was effective for fiscal years beginning after December 15, 2022 and was required to be applied prospectively, except for the recognition and measurement of TDRs, which could be applied on a modified retrospective basis. We adopted this guidance effective January 1, 2023 on a prospective basis. Our financial statements were not materially impacted upon adoption. For additional information, see “Note 11—Loans and Interest Receivable.”

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

TRANSACTION REVENUES

We earn transaction revenues primarily from fees paid by our customers to receive payments on our platform. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. We estimate the amount of fee refunds that will be processed each quarter and record a provision against our transaction revenues. The volume of activity processed on our payments platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”). We generate additional revenues from merchants and consumers: on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their bank account or debit card, to facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees. Our transaction revenues are also reduced by certain incentives provided to our customers.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To promote engagement and acquire new users on our platform, we may provide incentives to merchants and consumers in various forms including discounts on fees, rebates, rewards, and coupons. Evaluating whether an incentive is a payment to a customer requires judgment. Incentives that are determined to be consideration payable to a customer or paid on behalf of a customer are recognized as a reduction of revenue. Incentives based on performance targets are recorded as a reduction to revenue when earned, based on management's estimate of each customer's future performance and incentives not based on performance targets are amortized as a reduction of revenue ratably over the contractual term. Certain incentives paid to users that are not our customers are classified as sales and marketing expense.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DISAGGREGATION OF REVENUE

We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who regularly reviews our operating results on a consolidated basis. We operate as one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets and types of revenue categories (transaction revenues and revenues from other value added services). Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially similar.

The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Primary geographical markets
U.S.	$17,253	$15,807	$13,712
Other countries(1)	12,518	11,711	11,659
Total net revenues(2)	$29,771	$27,518	$25,371

Revenue category
Transaction revenues	$26,857	$25,206	$23,402
Revenues from other value added services	2,914	2,312	1,969
Total net revenues(2)	$29,771	$27,518	$25,371
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $1.8 billion, $1.3 billion, and $425 million for the years ended December 31, 2023, 2022, and 2021, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$4,246	$2,419	$4,169
Denominator:
Weighted average shares of common stock—basic	1,103	1,154	1,174
Dilutive effect of equity incentive awards	4	4	12
Weighted average shares of common stock—diluted	1,107	1,158	1,186
Net income (loss) per share:
Basic	$3.85	$2.10	$3.55
Diluted	$3.84	$2.09	$3.52
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	21	13	2

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations completed in 2023 or 2022. There were no divestitures completed in 2022 or 2021.

DIVESTITURES COMPLETED IN 2023

On November 1, 2023, we completed the sale of Happy Returns to United Parcel Services, Inc. for approximately $466 million in cash, net of cash divested, and derecognized the assets held for sale, consisting primarily of $81 million of goodwill and $13 million of net intangible assets. The sale of Happy Returns will help enable us to focus on our core business and priorities. A pre-tax gain of $339 million, net of transaction costs, was included in restructuring and other in the consolidated statements of income (loss) for the year ended December 31, 2023.

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

OTHER INFORMATION

Prior to acquisition, we held minority interests in certain of the companies we acquired in 2021. We remeasured these investments immediately before the completion of the respective acquisitions at a total acquisition-date fair value of $64 million, which resulted in an aggregate gain of $36 million recognized as other income (expense), net on our consolidated statements of income (loss). The acquisition-date fair value was derived using the value paid less a control premium based on market analysis performed by a third party.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the years ended December 31, 2023 and 2022:

	December 31, 2021	Goodwill Acquired	Adjustments	December 31, 2022	Goodwill Acquired	Adjustments	December 31, 2023
	(In millions)
Total goodwill	$11,454	—	(245)	$11,209	—	(183)	$11,026

The adjustments to goodwill during 2023 pertained to foreign currency translation adjustments and a reduction in goodwill associated with the divestiture of Happy Returns. For additional information, see “Note 4—Business Combinations and Divestitures.” The adjustments to goodwill during 2022 pertained primarily to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,546	$(1,140)	$406	7	$1,664	$(1,092)	$572	7
Marketing related	387	(350)	37	5	395	(339)	56	5
Developed technology	1,013	(999)	14	3	1,099	(1,048)	51	3
All other	433	(353)	80	7	438	(329)	109	7
Intangible assets, net	$3,379	$(2,842)	$537		$3,596	$(2,808)	$788

In the year ended December 31, 2023, we recorded a reduction of approximately $36 million of gross intangible assets, with a net carrying amount of $13 million, associated with the divestiture of Happy Returns as described in “Note 4—Business Combinations and Divestitures.” In the year ended December 31, 2023, we retired approximately $141 million of fully amortized intangible assets, consisting primarily of $79 million in customer lists and user base and $62 million in developed technology. Amortization expense for intangible assets was $226 million, $471 million, and $443 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Expected future intangible asset amortization as of December 31, 2023 was as follows:

Fiscal years:	(In millions)
2024	$184
2025	153
2026	95
2027	59
2028	46
$537

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

As of December 31, 2023, we had no finance leases.

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Lease expense
Operating lease expense	$156	$171	$170
Sublease income	(9)	(8)	(8)
Lease expense, net	$147	$163	$162

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174	$172	$167
ROU lease assets obtained in exchange for new operating lease liabilities	$(1)	$131	$124
Other non-cash ROU lease asset activity(1)	$(40)	$(52)	$(21)
(1) ROU lease asset impairment. Refer to “Note 17—Restructuring and Other” for further details.

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022
	(In millions, except weighted-average figures)
Operating ROU lease assets	$390	$574
Current operating lease liabilities	144	151
Operating lease liabilities	416	569
Total operating lease liabilities	$560	$720
Weighted-average remaining lease term—operating leases	5.0 years	5.7 years
Weighted-average discount rate—operating leases	4%	3%

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for our operating leases as of December 31, 2023 were as follows:

Operating Leases
Fiscal years:	(In millions)
2024	$161
2025	122
2026	108
2027	87
2028	57
Thereafter	80
Total	$615
Less: present value discount	(55)
Lease liability	$560

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. We recognize rent expense under such agreements on a straight-line basis. Rent expense for the years ended December 31, 2023, 2022, and 2021 totaled $183 million, $202 million, and $192 million, respectively.

As of December 31, 2023, we have additional operating leases, primarily for data centers, which will commence in the first quarter of 2024 or later with minimum lease payments aggregating to $242 million and lease terms ranging from five to eight years.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, convert, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, Litecoin, and PayPal USD stablecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of December 31, 2023, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreement.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our consolidated balance sheets. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using quoted prices for the underlying crypto assets on the active exchange that we have identified as the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of December 31, 2023 and 2022, the Company had not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(In millions)
Bitcoin	$741	$291
Ethereum	412	250
Other	88	63
Crypto asset safeguarding liability	$1,241	$604
Crypto asset safeguarding asset	$1,241	$604

PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2023	2022
	(In millions)
Property and equipment, net:
Computer equipment and software	$3,377	$3,380
Internal use software and website development costs	4,257	3,814
Land and buildings	333	388
Leasehold improvements	317	364
Furniture and fixtures	118	141
Development in progress and other	34	25
Total property and equipment, gross	8,436	8,112
Accumulated depreciation and amortization	(6,948)	(6,382)
Total property and equipment, net	$1,488	$1,730
Depreciation and amortization expense was $846 million, $846 million, and $822 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Net changes in accounts payable on our consolidated statements of cash flows includes non-cash investing activities associated with property and equipment; the impact of which was an increase of $7 million in 2023 and a decrease of $36 million and $27 million in 2022 and 2021, respectively.

Geographical information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease ROU assets:

	As of December 31,
	2023	2022
	(In millions)
Long-lived assets:
U.S.	$1,629	$1,910
Other countries	249	394
Total long-lived assets	$1,878	$2,304

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(56)	434	(156)	192	(144)	270
Less: Amount of gain (loss) reclassified from AOCI	111	(23)	—	—	—	88
Net current period other comprehensive income (loss)	(167)	457	(156)	192	(144)	182
Ending balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	374	(499)	(305)	(25)	130	(325)
Less: Amount of gain reclassified from AOCI	462	5	—	—	—	467
Net current period other comprehensive income (loss)	(88)	(504)	(305)	(25)	130	(792)
Ending balance	$111	$(591)	$(575)	$(1)	$128	$(928)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2021:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(323)	$11	$(198)	$24	$2	$(484)
Other comprehensive income (loss) before reclassifications	332	(98)	(72)	—	(4)	158
Less: Amount of loss reclassified from AOCI	(190)	—	—	—	—	(190)
Net current period other comprehensive income (loss)	522	(98)	(72)	—	(4)	348
Ending balance	$199	$(87)	$(270)	$24	$(2)	$(136)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI			Affected Line Item in the Statements of Income (Loss)
	Year Ended December 31,
	2023	2022	2021
	(In millions)
Gains (losses) on cash flow hedges—foreign currency exchange contracts	$111	$462	$(190)	Net revenues
Losses on available-for-sale debt securities	(21)	—	—	Net revenues
Losses (gains) on available-for-sale debt securities	(2)	5	—	Other income (expense), net
	88	467	(190)	Income before income taxes
	—	—	—	Income tax expense (benefit)
Total reclassifications for the period	$88	$467	$(190)	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Interest income	$480	$174	$57
Interest expense	(347)	(304)	(232)
Net gains (losses) on strategic investments	201	(304)	46
Other	49	(37)	(34)
Other income (expense), net	$383	$(471)	$(163)

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents(1)	$9,081	$7,776
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$12,750	$11,363
Time deposits	82	95
Available-for-sale debt securities	15,708	17,349
Funds receivable	10,395	7,457
Total funds receivable and customer accounts	$38,935	$36,264
Short-term investments:
Time deposits	$128	$482
Available-for-sale debt securities	4,848	2,593
Restricted cash	3	17
Total short-term investments	$4,979	$3,092
Long-term investments:
Time deposits	$45	$55
Available-for-sale debt securities	1,391	2,817
Strategic investments	1,837	2,146
Total long-term investments	$3,273	$5,018
(1) Includes $777 million and $780 million of available-for-sale debt securities with original maturities of three months or less as of December 31, 2023 and 2022, respectively.
(2) Includes $399 million and $192 million of available-for-sale debt securities with original maturities of three months or less as of December 31, 2023 and 2022, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2023 and 2022, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2023(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$428	$—	$—	$428
Commercial paper	349	—	—	349
Funds receivable and customer accounts:
U.S. government and agency securities	8,549	8	(79)	8,478
Foreign government and agency securities	620	—	(8)	612
Corporate debt securities	1,507	—	(18)	1,489
Asset-backed securities	1,421	4	(2)	1,423
Municipal securities	639	1	(2)	638
Commercial paper	2,846	4	(1)	2,849
Short-term investments:
U.S. government and agency securities	632	—	(9)	623
Foreign government and agency securities	353	—	(6)	347
Corporate debt securities	1,494	1	(13)	1,482
Asset-backed securities	719	3	(4)	718
Commercial paper	1,678	1	(1)	1,678
Long-term investments:
U.S. government and agency securities	188	—	(8)	180
Foreign government and agency securities	33	—	(1)	32
Corporate debt securities	424	—	(6)	418
Asset-backed securities	759	2	—	761
Total available-for-sale debt securities(2)	$22,639	$24	$(158)	$22,505
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$140	$—	$—	$140
Corporate debt securities	100	—	—	100
Commercial paper	540	—	—	540
Funds receivable and customer accounts:
U.S. government and agency securities	8,837	—	(252)	8,585
Foreign government and agency securities	1,508	—	(44)	1,464
Corporate debt securities	1,637	—	(82)	1,555
Asset-backed securities	1,324	—	(26)	1,298
Municipal securities	411	—	(3)	408
Commercial paper	3,702	1	(14)	3,689
Short-term investments:
U.S. government and agency securities	815	—	(3)	812
Foreign government and agency securities	435	—	(11)	424
Corporate debt securities	641	—	(14)	627
Asset-backed securities	415	—	(9)	406
Commercial paper	324	—	—	324
Long-term investments:
U.S. government and agency securities	493	—	(36)	457
Foreign government and agency securities	386	—	(22)	364
Corporate debt securities	987	—	(58)	929
Asset-backed securities	1,085	—	(18)	1,067
Total available-for-sale debt securities(2)	$23,780	$1	$(592)	$23,189
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $101 million and $65 million at December 31, 2023 and 2022, respectively, and were included in other current assets on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2023 and 2022, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	December 31, 2023(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
Commercial paper	$349	$—	$—	$—	$349	$—
Funds receivable and customer accounts:
U.S. government and agency securities	2,626	(8)	3,917	(71)	6,543	(79)
Foreign government and agency securities	36	—	451	(8)	487	(8)
Corporate debt securities	100	—	1,364	(18)	1,464	(18)
Asset-backed securities	253	—	473	(2)	726	(2)
Municipal securities	196	(1)	156	(1)	352	(2)
Commercial paper	1,088	(1)	—	—	1,088	(1)
Short-term investments:
U.S. government and agency securities	—	—	296	(9)	296	(9)
Foreign government and agency securities	—	—	347	(6)	347	(6)
Corporate debt securities	194	—	797	(13)	991	(13)
Asset-backed securities	131	—	144	(4)	275	(4)
Commercial paper	737	(1)	—	—	737	(1)
Long-term investments:
U.S. government and agency securities	—	—	180	(8)	180	(8)
Foreign government and agency securities	—	—	32	(1)	32	(1)
Corporate debt securities	120	—	120	(6)	240	(6)
Asset-backed securities	109	—	195	—	304	—
Total available-for-sale debt securities	$5,939	$(11)	$8,472	$(147)	$14,411	$(158)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
Commercial paper	$519	$—	$—	$—	$519	$—
Funds receivable and customer accounts:
U.S. government and agency securities	3,730	(89)	4,246	(163)	7,976	(252)
Foreign government and agency securities	439	(10)	997	(34)	1,436	(44)
Corporate debt securities	9	(1)	1,545	(81)	1,554	(82)
Asset-backed securities	773	(12)	508	(14)	1,281	(26)
Municipal securities	264	(3)	50	—	314	(3)
Commercial paper	3,079	(14)	—	—	3,079	(14)
Short-term investments:
U.S. government and agency securities	345	—	73	(3)	418	(3)
Foreign government and agency securities	61	—	362	(11)	423	(11)
Corporate debt securities	97	(2)	465	(12)	562	(14)
Asset-backed securities	175	(2)	217	(7)	392	(9)
Commercial paper	224	—	—	—	224	—
Long-term investments:
U.S. government and agency securities	—	—	457	(36)	457	(36)
Foreign government and agency securities	31	(2)	333	(20)	364	(22)
Corporate debt securities	85	(6)	834	(52)	919	(58)
Asset-backed securities	872	(9)	195	(9)	1,067	(18)
Total available-for-sale debt securities	$10,703	$(150)	$10,282	$(442)	$20,985	$(592)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the year ended December 31, 2023, we received $4.5 billion in proceeds from the sale of available-for-sale debt securities and incurred gross realized losses of $26 million and de minimis gross realized gains, which were determined using the specific identification method. Amounts reclassified to earnings from unrealized gains and losses were not material for the year ended December 31, 2022 and 2021.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2023
	Amortized Cost	Fair Value
	(In millions)
One year or less	$14,971	$14,862
After one year through five years	5,454	5,426
After five years through ten years	2,178	2,181
After ten years	36	36
Total	$22,639	$22,505

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of income (loss). Marketable equity securities totaled $24 million and $323 million as of December 31, 2023 and 2022, respectively, including the impact of the sale of marketable equity securities during the year ended December 31, 2023.

Our non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.8 billion as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, we had non-marketable equity securities of $182 million and $136 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(In millions)
Carrying amount, beginning of period	$1,687	$1,268
Adjustments related to non-marketable equity securities:
Net additions(1)	67	100
Gross unrealized gains	32	423
Gross unrealized losses and impairments	(155)	(104)
Carrying amount, end of period	$1,631	$1,687
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
	(In millions)
Cumulative gross unrealized gains	$1,168	$1,137
Cumulative gross unrealized losses and impairments	$(283)	$(131)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
	(In millions)
Net unrealized gains (losses)	$(128)	$79

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1):
U.S. government and agency securities	$428	$—	$428
Commercial paper	349	—	349
Money market fund	160	—	160
Total cash and cash equivalents	937	—	937
Short-term investments(2):
U.S. government and agency securities	623	—	623
Foreign government and agency securities	347	—	347
Corporate debt securities	1,482	—	1,482
Asset-backed securities	718	—	718
Commercial paper	1,678	—	1,678
Total short-term investments	4,848	—	4,848
Funds receivable and customer accounts(3):
U.S. government and agency securities	8,478	—	8,478
Foreign government and agency securities	1,118	—	1,118
Corporate debt securities	1,601	—	1,601
Asset-backed securities	1,423	—	1,423
Municipal securities	638	—	638
Commercial paper	2,849	—	2,849
Total funds receivable and customer accounts	16,107	—	16,107
Derivatives(4)	141	—	141
Crypto asset safeguarding asset(4)	1,241	—	1,241
Long-term investments(2),(5):
U.S. government and agency securities	180	—	180
Foreign government and agency securities	32	—	32
Corporate debt securities	418	—	418
Asset-backed securities	761	—	761
Marketable equity securities	24	24	—
Total long-term investments	1,415	24	1,391
Total financial assets	$24,689	$24	$24,665
Liabilities:
Derivatives(4)	$131	$—	$131
Crypto asset safeguarding liability(4)	1,241	—	1,241
Total financial liabilities	$1,372	$—	$1,372
(1) Excludes cash of $8.1 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $3 million and time deposits of $173 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $22.8 billion underlying funds receivable and customer accounts not measured and recorded at fair value.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our consolidated balance sheets. Crypto safeguarding asset and associated liability are recorded within “prepaid expenses and other current assets” and “accrued expenses and other current liabilities,” respectively, on our consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.8 billion measured using the Measurement Alternative or equity method accounting.

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1):
U.S. government and agency securities	$140	$—	$140
Corporate debt securities	100	—	100
Commercial paper	540	—	540
Money market fund	152	—	152
Total cash and cash equivalents	932	—	932
Short-term investments(2):
U.S. government and agency securities	812	—	812
Foreign government and agency securities	424	—	424
Corporate debt securities	627	—	627
Asset-backed securities	406	—	406
Commercial paper	324	—	324
Total short-term investments	2,593	—	2,593
Funds receivable and customer accounts(3):
U.S. government and agency securities	8,585	—	8,585
Foreign government and agency securities	1,867	—	1,867
Corporate debt securities	1,694	—	1,694
Asset-backed securities	1,298	—	1,298
Municipal securities	408	—	408
Commercial paper	3,689	—	3,689
Total funds receivable and customer accounts	17,541	—	17,541
Derivatives(4)	244	—	244
Crypto asset safeguarding asset(4)	604	—	604
Long-term investments(2), (5):
U.S. government and agency securities	457	—	457
Foreign government and agency securities	364	—	364
Corporate debt securities	929	—	929
Asset-backed securities	1,067	—	1,067
Marketable equity securities	323	323	—
Total long-term investments	3,140	323	2,817
Total financial assets	$25,054	$323	$24,731
Liabilities:
Derivatives(4)	$298	$—	$298
Crypto asset safeguarding liability(4)	604	—	604
Total financial liabilities	$902	$—	$902
(1) Excludes cash of $6.8 billion not measured and recorded at fair value.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2) Excludes restricted cash of $17 million and time deposits of $537 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $18.7 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our consolidated balance sheets. Crypto safeguarding asset and associated liability are recorded within “prepaid expenses and other current assets” and “accrued expenses and other current liabilities,” respectively, on our consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.8 billion measured using the Measurement Alternative or equity method accounting.

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

As of December 31, 2023 and 2022, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Funds receivable and customer accounts	$625	$618	$553	$540
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In millions)
Funds receivable and customer accounts	$13	$(149)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of December 31, 2023 and 2022 for which a non-recurring fair value measurement was recorded during the years ended December 31, 2023 and 2022, respectively:

	December 31, 2023	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$563	$—	$563
Non-marketable equity securities measured using the Measurement Alternative(1)	440	131	309
Other assets(2)	112	112	—
Total	$1,115	$243	$872
(1) Excludes non-marketable equity securities of $1.2 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2023.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2023. See “Note 6—Leases” for additional information.

	December 31, 2022	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Non-marketable equity securities measured using the Measurement Alternative(1)	$1,122	$724	$398
Other assets(2)	165	165	—
Total	$1,287	$889	$398
(1) Excludes non-marketable equity securities of $565 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2022.
(2) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2022. See “Note 6—Leases” for additional information.

The fair value of loans and interest receivables held for sale is classified within Level 3 as we estimate fair value using significant unobservable inputs. The significant unobservable input is the price at which the Company expects to sell the loans based upon our agreement with the global investment firm to purchase these loans. The price is determined based upon certain loan and risk classifications of the portfolio. The following table presents the valuation techniques covering the majority of Level 3 non-recurring fair value measurements and the most significant unobservable inputs used in those measurements as of December 31, 2023:

	Fair Value (In millions)	Methodology	Input	Low(1)	High(1)	Weighted Average(1)(2)
Loans and interest receivable, held for sale	$563	Price-based	Price	$0.99	$0.99	$0.99
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $513 million and fair value of approximately $474 million as of December 31, 2023. Our notes receivable had a carrying value of approximately $441 million and fair value of approximately $396 million as of December 31, 2022. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.6 billion and fair value of approximately $10.0 billion as of December 31, 2023. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.3 billion and fair value of approximately $9.5 billion as of December 31, 2022. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash flow hedges

We have significant international revenues and expenses denominated in foreign currencies, which subjects us to foreign currency exchange risk. We have a foreign currency exposure management program in which we designate certain foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in certain foreign currencies. The objective of these foreign currency exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue or applicable expense line item in the consolidated statements of income (loss) in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign currency exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our consolidated statements of cash flows.

As of December 31, 2023, we estimated that $57 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2023, 2022, and 2021, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of December 31, 2023 and 2022 was as follows:

	Balance Sheet Location	As of December 31,
		2023	2022
Derivative Assets:		(In millions)
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$7	$167
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	77	15
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	57	62
Total derivative assets		$141	$244

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$64	$68
Foreign currency exchange contracts designated as hedging instruments	Other long-term liabilities	—	133
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	67	97
Total derivative liabilities		$131	$298

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $38 million as of December 31, 2023 and $70 million as of December 31, 2022.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	December 31, 2023	December 31, 2022
	(In millions)
Cash collateral posted(1)	$80	$24
Cash collateral received(2)	$6	$203
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

EFFECT OF DERIVATIVE CONTRACTS ON CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2023		2022		2021
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$29,771	$383	$27,518	$(471)	$25,371	$(163)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains (losses) on foreign exchange contracts reclassified from AOCI	111	—	462	—	(190)	—
Gains on derivatives in net investment hedging relationship:
Amount of gains on foreign exchange contracts excluded from the assessment of effectiveness	—	100	—	84	—	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of (losses) gains on foreign exchange contracts	—	(263)	—	118	—	144
Amount of gains (losses) on equity derivative contracts (1)	—	44	—	(174)	—	—
Total gains (losses)	$111	$(119)	$462	$28	$(190)	$144
(1) During the years ended December 31, 2023 and 2022, equity derivative contracts were entered into and matured in association with the sale of marketable equity securities related to strategic investments. The cash flows associated with the equity derivative contracts were classified in cash flows from investing activities on our consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Unrealized (losses) gains on foreign exchange contracts designated as cash flow hedges	$(56)	$374	$332
Unrealized gains (losses) on foreign exchange contracts designated as net investment hedges	192	(25)	—
Total net unrealized gains recognized from derivative contracts designated as hedging instruments in the consolidated statements of comprehensive income (loss)	$136	$349	$332

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

	Year Ended December 31,
	2023	2022
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,767	$7,149
Foreign exchange contracts not designated as hedging instruments	14,025	11,840
Total	$20,792	$18,989

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio, including a forward-flow arrangement for the sale of future originations. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our consolidated statements of income (loss). See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information.

During the year ended December 31, 2023, we reclassified approximately $1.2 billion of eligible consumer installment receivables from loans and interest receivable, net to loans and interest receivable, held for sale. As of December 31, 2023, the total outstanding balance in our held for sale portfolio was $563 million. During the year ended December 31, 2023, we sold $5.5 billion of loans and interest receivable in connection with this agreement.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by a partner institution and are responsible for the servicing functions related to that portfolio. During the years ended December 31, 2023 and 2022, we purchased approximately $670 million and $381 million, respectively, in consumer receivables. As of December 31, 2023 and 2022, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.8 billion and $5.9 billion, respectively, net of the participation interest sold to the partner institution of $14 million and $17 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

December 31, 2023
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2023	2022	2021	2020	2019	Total	Percent
Consumer loans and interest receivable:
Current	$2,225	$2,045	$289	$—	$—	$—	$4,559	95.4%
30 - 59 Days	27	34	4	1	—	—	66	1.4%
60 - 89 Days	20	26	4	—	—	—	50	1.0%
90 - 179 Days	41	55	8	1	—	—	105	2.2%
Total	$2,313	$2,160	$305	$2	$—	$—	$4,780	100%
Gross charge-offs for the year ended December 31, 2023	$125	$101	$140	$5	$—	$—	$371

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(2)
	(In millions)
Beginning balance	$322	$25	$347	$243	$43	$286
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	(12)	—	(12)	—	—	—
Provisions	342	26	368	292	15	307
Charge-offs	(342)	(29)	(371)	(216)	(29)	(245)
Recoveries	41	—	41	21	—	21
Other(3)	6	1	7	(18)	(4)	(22)
Ending balance	$357	$23	$380	$322	$25	$347
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale.
(2) Excludes allowances from other consumer credit products of $3 million at December 31, 2022.
(3) Includes amounts related to foreign currency remeasurement.

The provision for the year ended December 31, 2023 for our consumer receivable portfolio was primarily attributable to growth in installment loans in the U.S. and Japan and U.K. revolving loans as well as a deterioration in credit quality of installment loans in the U.S. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions and the financial health of our borrowers.

The increase in charge-offs for the year ended December 31, 2023 compared to the same period in the prior year was due to the expansion of our installment products, growth of revolving credit products, and credit deterioration of our U.S. interest-bearing installment credit products.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PPWC and PPBL products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the years ended December 31, 2023 and 2022, we purchased approximately $1.7 billion and $3.2 billion in merchant receivables, respectively. As of December 31, 2023 and 2022, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.2 billion and $2.1 billion, respectively, net of the participation interest sold to the partner institution of $44 million and $97 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

December 31, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$925	$74	$3	$22	$14	$1,038	87.0%
30 - 59 Days	37	16	2	2	1	58	4.9%
60 - 89 Days	16	12	1	1	1	31	2.5%
90 - 179 Days	27	28	1	1	1	58	4.9%
180+ Days	2	4	1	—	1	8	0.7%
Total	$1,007	$134	$8	$26	$18	$1,193	100%
Gross charge-offs for the year ended December 31, 2023	$38	$228	$14	$16	$4	$300

December 31, 2022
(In millions, except percentages)
	2022	2021	2020	2019	2018	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,826	$20	$57	$42	$2	$1,947	90.7%
30 - 59 Days	63	7	3	4	—	77	3.6%
60 - 89 Days	34	4	4	2	—	44	2.0%
90 - 179 Days	55	9	3	3	—	70	3.3%
180+ Days	1	2	2	3	—	8	0.4%
Total	$1,979	$42	$69	$54	$2	$2,146	100%

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$230	$18	$248	$192	$9	$201
Provisions	162	23	185	109	18	127
Charge-offs	(271)	(29)	(300)	(105)	(9)	(114)
Recoveries	27	—	27	34	—	34
Ending balance	$148	$12	$160	$230	$18	$248

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The provision for the year ended December 31, 2023 was primarily attributable to a deterioration in credit quality of loans outstanding. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants, as described further below.

The increase in the charge-offs for the year ended December 31, 2023 compared to the prior year was due to the expansion of acceptable risk parameters in 2022, which resulted in deterioration of the overall credit quality of loans outstanding.

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

Modifications during the year ended December 31, 2023 were term extensions. These modifications increased the term, while moving the delinquency status to current. The following table details merchant loans, advances, and interest and fees receivable as of December 31, 2023 that were modified through a term extension to a merchant experiencing financial difficulty during the year ended December 31, 2023, and the financial effect of those modifications:

Year Ended December 31, 2023
Merchant loans, advances, and interest and fees receivables:
Amortized cost basis (in millions)	$103
Modifications as % of merchant loans, advances, and interest and fees receivables	9%
Weighted average term extension (months)	24

We closely monitor the performance of the merchant loans, advances, and interest and fees receivable that were modified to extend the term to understand the effectiveness of these modification efforts. The following table depicts the performance of merchant loans, advances, and interest and fees receivable as of December 31, 2023 that have been modified during the year ended December 31, 2023:

December 31, 2023
(In millions)
Merchant loans, advances, and interest and fees receivables:
Current	$75
30 - 59 days past due	9
60 - 89 days past due	7
90 - 179 days past due	12
Total	$103

A merchant is considered in payment default after a modification when the merchant’s payment is 60 days past their expected or contractual repayment date. Merchant loans, advances, and interest and fees receivable modified to extend the term since January 1, 2023 that subsequently defaulted were not material during the year ended December 31, 2023.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
NOTE 12—DEBT

FIXED RATE NOTES

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $638 million as of December 31, 2023). Interest on these notes is payable on June 9 and December 9 of each year, beginning on December 9, 2023.

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

In May 2022, we repurchased certain notes under the September 2019 and May 2020 debt issuances prior to maturity through tender offers. In addition, in June 2022, we redeemed the outstanding balance of the notes maturing in September 2022 through a make-whole redemption. We repurchased and redeemed $1.6 billion of outstanding notes, as described above, which resulted in de minimis debt extinguishment net gains that were recorded as interest expense within other income (expense), net on our consolidated statements of income (loss) for the year ended December 31, 2022.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2023 and 2022, we had an outstanding aggregate principal amount of $10.6 billion and $10.4 billion, respectively, related to the Notes. The following table summarizes the Notes:

			As of December 31,
	Maturities	Effective Interest Rate	2023	2022
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$1,250	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.350% notes	6/1/2023	1.55%	—	418
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	213	—
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	163	—
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	262	—
Total term debt			$10,638	$10,418

Unamortized premium (discount) and issuance costs, net			(68)	(74)
Less: current portion of term debt(2)			(1,249)	(418)
Total carrying amount of term debt			$9,321	$9,926
(1) Principal amounts represent the U.S. dollar equivalent as of December 31, 2023 and 2022, respectively.
(2) The current portion of term debt is included within accrued expenses and other current liabilities on our consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $334 million, $290 million, and $224 million for the years ended December 31, 2023, 2022, and 2021, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CREDIT FACILITIES

Five-year revolving credit facility

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility and terminated the facility entered into in September 2019. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British pound, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2023, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention of the Credit Agreement.

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

As of December 31, 2023, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2023, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022, to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $638 million as of December 31, 2023). As of December 31, 2023 and 2022, ¥50.0 billion (approximately $355 million) and ¥64.3 billion (approximately $491 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our consolidated balance sheets. At December 31, 2023, ¥40.0 billion (approximately $283 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the years ended December 31, 2023 and 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Other available facilities

As of December 31, 2023, we had a short-term borrowing of $359 million due to a bank overdraft, which was recorded in accrued expenses and other liabilities on our consolidated balance sheet. The weighted average interest rate on the borrowing was 7.92%.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million in the aggregate, as of December 31, 2023 and 2022. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2023, the majority of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

FUTURE PRINCIPAL PAYMENTS

As of December 31, 2023, the future principal payments associated with our term debt were as follows (in millions):

2024	$1,250
2025	1,213
2026	1,413
2027	500
2028	262
Thereafter	6,000
Total	$10,638
NOTE 13—COMMITMENTS AND CONTINGENCIES
COMMITMENTS
As of December 31, 2023 and 2022, approximately $6.2 billion and $4.9 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material for the year ended December 31, 2023. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Sections 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by the Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants have filed a motion to dismiss the PPH Securities Action, which is fully briefed and pending before the court.

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

On December 20, 2022, a civil lawsuit captioned State of Hawai‘i, by its Office of Consumer Protection, v. PayPal, Inc., and PayPal Holdings, Inc., Case No. 1CCV-22-0001610, was filed in the Circuit Court of the First Circuit of the State of Hawai‘i (the “Hawai‘i Action”). The Hawai‘i Action asserts claims for unfair and deceptive acts and practices under Hawai‘i Revised Statutes Sections 480-2(a) and 481A-3(a). Plaintiff seeks injunctive relief as well as unspecified penalties and other monetary relief. On July 14, 2023, the court denied Defendants’ motion to dismiss the complaint. Trial is scheduled to begin in April 2025.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of December 31, 2023, the current outstanding balances of the loans sold was $2.2 billion. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At December 31, 2023 and 2022, the allowance for transaction losses was $64 million and $66 million, respectively. The allowance for negative customer balances was $218 million and $212 million at December 31, 2023 and 2022, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the years ended December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(In millions)
Beginning balance	$278	$355
Provision	1,192	1,170
Realized losses	(1,313)	(1,417)
Recoveries	125	170
Ending balance	$282	$278

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 14—STOCK REPURCHASE PROGRAMS

In July 2018, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $10 billion of our common stock, with no expiration from the date of authorization. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15 billion of our common stock, with no expiration from the date of authorization. This program became effective in the first quarter of 2023 upon completion of the July 2018 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties, and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

During the year ended December 31, 2023, we repurchased approximately 74 million shares of our common stock for approximately $5.0 billion at an average cost of $67.72. These shares were purchased in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of December 31, 2023, a total of approximately $10.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we have reflected the applicable excise tax in treasury stock on our consolidated balance sheets. During the year ended December 31, 2023, we recorded $44 million in excise tax within treasury stock on our consolidated balance sheets.

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

NOTE 15—STOCK-BASED AND EMPLOYEE SAVINGS PLANS

EQUITY INCENTIVE PLANS

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including restricted stock units (“RSUs”), restricted stock awards, performance based restricted stock units (“PBRSUs”), stock options, deferred stock units, and stock payments, may be granted to our directors, officers, and employees. In May 2023, our stockholders approved an additional authorization of 34.6 million shares to the Plan, and in June 2023, the Company filed a post-effective amendment to the registration statement for the PayPal Holdings, Inc. 2022 Inducement Plan (“Inducement Plan”), which enabled 2.6 million shares previously issuable under the Inducement Plan to be included in the 34.6 million additional shares issuable under the Plan. At December 31, 2023, approximately 72 million shares were authorized under the Plan and approximately 45 million shares were available for future grant, and no shares were available for future grant under the Inducement Plan. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

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

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan (“ESPP”), shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted net income (loss) per share. For the years ended December 31, 2023, 2022, and 2021, our employees purchased 2.3 million, 1.9 million, and 1.4 million shares under the ESPP at an average per share price of $55.34, $73.20, and $114.36, respectively. As of December 31, 2023, approximately 44 million shares were reserved for future issuance under the ESPP.

RSU, PBRSU, AND RESTRICTED STOCK ACTIVITY

The following table summarizes RSU, PBRSU, and restricted stock activity under the Plan and the Inducement Plan as of December 31, 2023 and changes during the year ended December 31, 2023:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2023	19,588	$133.27
Awarded and assumed(1)	24,970	$72.51
Vested(1)	(10,799)	$127.98
Forfeited/cancelled	(3,595)	$105.81
Outstanding at December 31, 2023	30,164	$88.10
Expected to vest	26,180
(1) Includes approximately 0.3 million of additional PBRSUs issued during 2023 due to the achievement of company performance metrics on awards granted in previous years.
During the years ended December 31, 2023, 2022, and 2021, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $752 million, $935 million, and $3.4 billion, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the year ended December 31, 2023, the Company granted 2.3 million PBRSUs with a one-year performance period (fiscal 2023), which which will become fully vested following the completion of the performance period in February 2024 (one year from the annual incentive award cycle grant date), and 1.8 million PBRSUs with a three-year performance period.

In the year ended December 31, 2022, the Company granted 1.5 million PBRSUs with a one-year performance period (fiscal 2022), of which 1.0 million were subsequently cancelled due to the change in method of payout of the Company portion of our Annual Incentive Plan from equity to cash for certain employees. As such, 0.5 million PBRSUs became fully vested following the completion of the performance period in February 2023 (one year from the annual incentive award cycle grant date). In the year ended December 31, 2022, the Company also granted 1.1 million PBRSUs with a three-year performance period.

STOCK OPTION ACTIVITY
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2023	141	$14.56
Assumed	—	$—
Exercised	(60)	$13.65
Forfeited/expired/cancelled	(9)	$15.76
Outstanding at December 31, 2023	72	$15.18	4.39	$3,402
Expected to vest	3	$37.45	6.92	$95
Options exercisable	69	$14.28	4.29	$3,305

No options were granted or assumed during the year ended December 31, 2023. The weighted average grant date fair value of options assumed from acquisitions during the years ended December 31, 2022 and 2021 was $147.92 and $237.26, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at December 31, 2023. During the years ended December 31, 2023, 2022, and 2021, the aggregate intrinsic value of options exercised under the Plan was $4 million, $16 million, and $81 million, respectively, determined as of the date of option exercise. At December 31, 2023, substantially all outstanding options were in-the-money.

STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Plan and the Inducement Plan is measured based on estimated fair value at the time of grant, and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under the equity incentive plans for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Customer support and operations	$305	$269	$263
Sales and marketing	179	151	175
Technology and development	612	512	515
General and administrative	434	383	468
Total stock-based compensation expense	$1,530	$1,315	$1,421

Capitalized as part of internal use software and website development costs	$52	$52	$68
Income tax benefit on total stock-based compensation expense	$260	$209	$221
Income tax benefit realized related to awards vested or exercised	$136	$182	$621

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2023, there was approximately $1.5 billion of unearned stock-based compensation that is expected to be recognized over a weighted average period of 1.80 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

EMPLOYEE SAVINGS PLANS

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution per employee of $13,200 in 2023, $12,200 in 2022, and $11,600 in 2021. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2023, 2022, and 2021, the matching contribution expense for our U.S. and international savings plans was approximately $80 million, $83 million, and $81 million, respectively.

NOTE 16—INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
United States	$993	$(155)	$290
International	4,418	3,521	3,809
Income before income taxes	$5,411	$3,366	$4,099
The income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$1,031	$688	$6
State and local	145	104	80
Foreign	657	966	326
Total current portion of income tax expense	$1,833	$1,758	$412
Deferred:
Federal	$(490)	$(563)	$(401)
State and local	(79)	(101)	(45)
Foreign	(99)	(147)	(36)
Total deferred portion of income tax expense (benefit)	(668)	(811)	(482)
Income tax expense (benefit)	$1,165	$947	$(70)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Domestic income taxed at different rates	(1.5)%	(0.6)%	(1.7)%
State taxes, net of federal benefit	1.1%	—%	0.9%
Foreign income taxed at different rates	(5.1)%	(12.2)%	(13.4)%
Stock-based compensation expense	3.5%	4.1%	(7.3)%
Tax credits	(0.7)%	(0.4)%	(2.4)%
Change in valuation allowances	—%	2.2%	0.5%
Intra-group transfer of intellectual property	—%	10.0%	0.7%
Other	3.2%	4.0%	—%
Effective income tax rate	21.5%	28.1%	(1.7)%

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$305	$355
Accruals and allowances	761	448
Lease liabilities	138	173
Stock-based compensation	168	154
Net unrealized losses	36	151
Safeguarded crypto liabilities	319	152
Capitalized research and development	1,207	874
Other items	114	113
Total deferred tax assets	3,048	2,420
Valuation allowance	(276)	(341)
Net deferred tax assets	$2,772	$2,079
Deferred tax liabilities:
ROU lease assets	$(96)	$(138)
Capitalized software development costs	(187)	(190)
Net unrealized gains	(170)	(135)
Safeguarded crypto assets	(319)	(152)
Other items	(161)	(179)
Total deferred tax liabilities	(933)	(794)
Net deferred tax assets	$1,839	$1,285

As of December 31, 2023, our foreign net operating loss carryforwards for income tax purposes were approximately $707 million and certain of these amounts are subject to an annual limitation. If not utilized, a portion of these losses will begin to expire in 2024. As of December 31, 2023, our California research and development tax credit carryforwards for income tax purposes were approximately $264 million, which may be carried forward indefinitely. It is more likely than not that most of these net operating loss and tax credit carryforwards will not be realized; therefore we have recorded a valuation allowance against them.

Repatriation of our foreign earnings for use in the United States is generally not expected to result in a significant amount of income taxes; as a result, the corresponding deferred tax liability we have accrued is not material.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We benefit from agreements concluded in certain jurisdictions, most significantly Singapore. The Singapore agreement is effective through 2030, results in significantly lower rates of taxation on certain classes of income and requires various thresholds of investment and employment in that jurisdiction. We review our compliance on an annual basis to ensure we continue to meet our obligations under this agreement. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, this agreement resulted in tax savings of approximately $441 million, $510 million, and $327 million in 2023, 2022, and 2021, respectively. The benefit of this agreement on our net income (loss) per share (diluted) was approximately $0.40, $0.44, and $0.28 in 2023, 2022, and 2021, respectively.

The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$1,877	$1,678	$1,479
Increases related to prior period tax positions	178	52	172
Decreases related to prior period tax positions	(30)	(185)	(187)
Increases related to current period tax positions	235	337	232
Settlements	—	(2)	(15)
Statute of limitation expirations	(24)	(3)	(3)
Gross amounts of unrecognized tax benefits as of the end of the period	$2,236	$1,877	$1,678
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $1.4 billion.

For the years ended December 31, 2023, 2022, and 2021, we recognized net interest and penalties of $151 million, $119 million, and $6 million, respectively, related to uncertain tax positions in income tax expense. This expense is reflected in the “Other” line of our effective income tax rate schedule. The amount of interest and penalties accrued as of December 31, 2023 and 2022 was approximately $520 million and $342 million, respectively.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2010 to 2022 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2009 primarily include the U.S. (Federal and California), Germany, India, Israel, and Singapore. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these audits is highly uncertain. It is reasonably possible that within the next twelve months, we will receive additional tax adjustments by various tax authorities or possibly reach resolution of these audits in one or more jurisdictions. These adjustments or settlements could result in changes to our contingencies related to positions on prior year tax filings. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities and improve our cost structure and operating efficiency. The associated restructuring charges in 2023 were $122 million. We primarily incurred employee severance and benefits costs, which were substantially completed by the fourth quarter of 2023.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2023:

Employee Severance and Benefits and Other Associated Costs
(In millions)
Accrued liability as of January 1, 2023	$24
Charges	122
Payments	(142)
Accrued liability as of December 31, 2023	$4

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

During the first quarter of 2020, management approved a strategic reduction of the existing global workforce as part of a multiphase process to reorganize our workforce concurrently with the redesign of our operating structure, which spanned multiple quarters. The associated restructuring charges in 2021 were $27 million. We primarily incurred employee severance and benefits costs, as well as associated consulting costs under the 2020 strategic reduction, which was substantially completed in 2021.

OTHER

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of $61 million, $81 million, and $26 million in 2023, 2022, and 2021, respectively, due to exiting of certain leased properties which resulted in a reduction of ROU lease assets and related leasehold improvements. See “Note 6—Leases” for additional information. In the year ended December 31, 2023, we recognized a gain of $17 million due to the sale of an owned property. We also incurred a loss of $14 million related to another owned property, which was previously held for sale in the year ended December 31, 2023.

During the year ended December 31, 2023, approximately $74 million of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale (inclusive of transaction costs) and fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

In the fourth quarter of 2023, we completed the sale of Happy Returns and recorded a pre-tax gain of $339 million, net of transaction costs, in restructuring and other. For additional information on the divestiture, see “Note 4—Business Combinations and Divestitures”.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18—SUBSEQUENT EVENTS

In January 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. We estimate this reduction will impact approximately 8% of our employees and result in approximately $120 million of restructuring charges, primarily related to employee severance and benefits costs. The actions associated with this plan are expected to be substantially completed by the first quarter of 2024.

In addition to this workforce reduction, as a part of this overall strategy, we have also committed to reassess our previous hiring plans with a focus on identifying additional efficiency opportunities, such as the deployment of more automation. This additional commitment to rationalize growth in employee headcount may not directly result in restructuring charges.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charged to Other Accounts	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2021	$414	$1,153	$—	$(1,212)	$355
Year Ended December 31, 2022	$355	$1,170	$—	$(1,247)	$278
Year Ended December 31, 2023	$278	$1,192	$—	$(1,188)	$282
Allowance for Loans and Interest Receivable
Year Ended December 31, 2021	$838	$(104)	$—	$(243)	$491
Year Ended December 31, 2022	$491	$437	$—	$(330)	$598
Year Ended December 31, 2023	$598	$539	$—	$(597)	$540

ITEM 16. FORM 10-K SUMMARY
None.

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
2.01	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc.		10-12B/A	6/26/2015
3.01	PayPal Holdings, Inc. Restated Certificate of Incorporation		10-Q	7/27/2017
3.02	PayPal Holdings, Inc. Amended and Restated Bylaws effective September 27, 2023		8-K	10/2/2023
4.01	Description of Securities		10-K	2/6/2020
4.02	Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.03	Officer’s Certificate, dated as of September 26, 2019, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	9/26/2019
4.04	Form of 2022 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.05	Form of 2024 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.06	Form of 2026 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.07	Form of 2029 Note (included in Exhibit 4.03)		8-K	9/26/2019
4.08	Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	5/18/2020
4.09	Form of 2025 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.10	Form of 2030 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.11	Form of 2050 Note (included in Exhibit 4.08)		8-K	5/18/2020
4.12	Officer’s Certificate, dated as of May 23, 2022, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee		8-K	5/23/2022
4.13	Form of 2027 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.14	Form of 2032 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.15	Form of 2052 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.16	Form of 2062 Note (included in Exhibit 4.2)		8-K	5/23/2022
4.17	Officer's Certificate pursuant to the Indenture, dated as of June 9, 2023		8-K	6/9/2023
4.18	Form of Note for 0.813% Notes due 2025 (included in Exhibit 4.17)		8-K	6/9/2023
4.19	Form of Note for 0.972% Notes due 2026 (included in Exhibit 4.18)		8-K	6/9/2023
4.20	Form of Note for 1.240% Notes due 2026 (included in Exhibit 4.18)		8-K	6/9/2023
10.01	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated July 17, 2015		8-K	7/20/2015
10.02+	PayPal Employee Incentive Plan, as amended and restated		DEF 14A	4/14/2016
10.03+	PayPal Holdings, Inc. Amended and Restated 2015 Equity Incentive Award Plan		8-K	5/31/2023
10.04+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.05+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated, effective as of September 27, 2021		10-Q	11/9/2021
10.06+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers		10-12B/A	5/14/2015
10.07+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.08+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated		10-Q	4/27/2017
10.09+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.10+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.11+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.12+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.13+	Amendment to PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		10-Q	11/9/2021
10.14+	PayPal Holdings, Inc. 2022 Inducement Plan		10-Q	8/2/2022
10.15+	Offer Letter dated September 29, 2014 between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.16+	Amendment dated December 31, 2014 to Offer Letter between eBay Inc. and Daniel Schulman		10-12B/A	5/14/2015
10.17+	Letter dated April 13, 2015 from eBay Inc. to Jonathan Auerbach		10-K	2/11/2016
10.18+	Letter Agreement, dated April 17, 2016, between Aaron Karczmer and PayPal Holdings, Inc.		10-Q	4/27/2017
10.19+	Letter Agreement effective July 13, 2022, between Blake Jorgensen and PayPal Holdings, Inc.		10-Q	8/2/2022
10.20+	Letter Agreement dated June 15, 2022 between Gabrielle Rabinovitch and PayPal Holdings, Inc.		8-K	6/17/2022
10.21+	Letter Agreement dated September 27, 2022 between Gabrielle Rabinovitch and PayPal Holdings, Inc.		8-K	10/3/2022
10.22+	Letter Agreement dated September 1, 2022 between John Kim and PayPal Holdings, Inc.		10-Q	11/3/2022
10.23+	Letter Agreement by and between PayPal Holdings, Inc. and Alex Chriss, dated August 10, 2023		8-K	8/14/2023
10.24+	Offer Letter, dated October 29, 2023, by and between PayPal Holdings, Inc. and Jamie Miller		8-K	11/1/2023
10.25+^	Transition Agreement by and between PayPal, Inc. and Gabrielle Rabinovitch, dated December 21, 2023		8-K	12/22/2023
10.27	Credit Agreement, dated as of June 7, 2023, among PayPal Holdings, Inc. the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Australia Limited, as the Administrative Agents		8-K	6/13/2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.28†
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
			10-Q	11/2/2023
10.29†	Receivables Management Agreement, dated as of June 16, 2023 in the form as amended and restated as of October 13, 2023 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), Alps Partners S.à r.l. (as Purchaser), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)		10-Q	11/2/2023
10.30+	Offer Letter, dated October 23, 2023, by and between PayPal Holdings, Inc. and Michelle Gill	X
10.31+	Offer Letter, dated October 23, 2023, by and between PayPal Holdings, Inc. and Diego Scotti	X
10.32+	Offer Letter, dated December 4, 2023, by and between PayPal Holdings, Inc. and Suzan Kereere	X
10.33+	Independent Director Compensation Policy	X
21.01	List of Subsidiaries	X
22.01	PricewaterhouseCoopers LLP consent	X
23.01	Power of Attorney (see signature page)	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	PayPal Holdings, Inc. Mandatory Recovery Policy for Executive Officers	X
101
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements
X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	X
+ Indicates a management contract or compensatory plan or arrangement.
† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S‑K.
^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2024.

PayPal Holdings, Inc.

By:	/s/ Alex Chriss
	Name: Title:	Alex Chriss President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Chriss, Jamie Miller, Bimal Patel, Brian Y. Yamasaki and Hasitha Verma, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 7, 2024.

Principal Executive Officer:		Principal Financial Officer and Principal Accounting Officer:

By:	/s/ Alex Chriss	By:	/s/ Jamie Miller
	Alex Chriss		Jamie Miller
	President, Chief Executive Officer and Director		Executive Vice President, Chief Financial Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Jonathan Christodoro
	Rodney C. Adkins		Jonathan Christodoro
	Director		Director

By:	/s/ John J. Donahoe	By:	/s/ David W. Dorman
	John J. Donahoe		David W. Dorman
	Director		Director

By:	/s/ Belinda Johnson	By:	/s/ Enrique Lores
	Belinda Johnson		Enrique Lores
	Director		Director

By:	/s/ Gail J. McGovern	By:	/s/ Deborah M. Messemer
	Gail J. McGovern		Deborah M. Messemer
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Ann M. Sarnoff
	David M. Moffett		Ann M. Sarnoff
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director