Form 10-Q
period 2024-03-31
PayPal Holdings, Inc.
filed 2024-04-30
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.
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
Yes ☐ No  ☒
As of April 24, 2024, there were 1,046,046,041 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,693	$9,081
Short-term investments	4,625	4,979
Accounts receivable, net	1,108	1,069
Loans and interest receivable, held for sale	307	563
Loans and interest receivable, net of allowances of $465 and $540 as of March 31, 2024 and December 31, 2023, respectively	5,202	5,433
Funds receivable and customer accounts	38,353	38,935
Prepaid expenses and other current assets	4,418	2,509
Total current assets	63,706	62,569
Long-term investments	3,409	3,273
Property and equipment, net	1,426	1,488
Goodwill	10,916	11,026
Intangible assets, net	465	537
Other assets	3,425	3,273
Total assets	$83,347	$82,166
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$108	$139
Funds payable and amounts due to customers	41,353	41,935
Accrued expenses and other current liabilities	8,385	6,392
Total current liabilities	49,846	48,466
Other long-term liabilities	3,116	2,973
Long-term debt	9,683	9,676
Total liabilities	62,645	61,115
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,053 and 1,072 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 270 and 245 shares as of March 31, 2024 and December 31, 2023, respectively	(22,552)	(21,045)
Additional paid-in-capital	19,825	19,642
Retained earnings	24,088	23,200
Accumulated other comprehensive income (loss)	(659)	(746)
Total equity	20,702	21,051
Total liabilities and equity	$83,347	$82,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share data)
	(Unaudited)
Net revenues	$7,699	$7,040
Operating expenses:
Transaction expense	3,917	3,283
Transaction and credit losses	321	442
Customer support and operations	454	488
Sales and marketing	421	436
Technology and development	742	721
General and administrative	464	507
Restructuring and other	212	164
Total operating expenses	6,531	6,041
Operating income	1,168	999
Other income (expense), net	41	75
Income before income taxes	1,209	1,074
Income tax expense	321	279
Net income (loss)	$888	$795

Net income (loss) per share:
Basic	$0.83	$0.70
Diluted	$0.83	$0.70

Weighted average shares:
Basic	1,064	1,129
Diluted	1,072	1,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023
	(In millions)
	(Unaudited)
Net income (loss)	$888	$795
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(143)	(20)
Net investment hedges CTA gains, net	99	27
Tax expense on net investment hedges CTA gains, net	(23)	(6)
Unrealized gains (losses) on cash flow hedges, net	96	(111)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(5)	6
Unrealized gains on available-for-sale debt securities, net	83	175
Tax expense on unrealized gains on available-for-sale debt securities, net	(20)	(41)
Other comprehensive income (loss), net of tax	87	30
Comprehensive income (loss)	$975	$825

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	888	888
Foreign CTA	—	—	—	(143)	—	(143)
Net investment hedges CTA gains, net	—	—	—	99	—	99
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	96	—	96
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	(5)
Unrealized gains on available-for-sale debt securities, net	—	—	—	83	—	83
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(20)	—	(20)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(193)	—	—	(193)
Common stock repurchased	(25)	(1,511)		—	—	(1,511)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	376	—	—	376
Balances at March 31, 2024	1,053	$(22,552)	$19,825	$(659)	$24,088	$20,702

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	795	795
Foreign CTA	—	—	—	(20)	—	(20)
Net investment hedges CTA gains, net	—	—	—	27	—	27
Tax expense on net investment hedges CTA gains, net	—	—	—	(6)	—	(6)
Unrealized losses on cash flow hedges, net	—	—	—	(111)	—	(111)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	6	—	6
Unrealized gains on available-for-sale debt securities, net	—	—	—	175	—	175
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(41)	—	(41)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(157)	—	—	(157)
Common stock repurchased	(19)	(1,443)	—	—	—	(1,443)
Stock-based compensation	—	—	359	—	—	359
Balances at March 31, 2023	1,122	$(17,522)	$18,529	$(898)	$19,749	$19,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$888	$795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	321	442
Depreciation and amortization	265	270
Stock-based compensation	365	345
Deferred income taxes	52	(67)
Net (gains) losses on strategic investments	49	(48)
Accretion of discounts on investments, net of amortization of premiums	(75)	(69)
Adjustments to loans and interest receivable, held for sale	37	—
Other	13	(23)
Originations of loans receivable, held for sale	(5,345)	—
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	5,232	—
Changes in assets and liabilities:
Accounts receivable	(39)	(3)
Accounts payable	(22)	3
Other assets and liabilities	176	(475)
Net cash provided by operating activities	1,917	1,170
Cash flows from investing activities:
Purchases of property and equipment	(154)	(170)
Proceeds from sales of property and equipment	—	1
Purchases and originations of loans receivable	(4,779)	(8,267)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	4,827	8,063
Purchases of investments	(7,081)	(6,100)
Maturities and sales of investments	9,242	5,445
Funds receivable	(1,169)	1,195
Collateral posted related to derivative instruments, net	74	(22)
Other investing activities	20	8
Net cash provided by investing activities	980	153
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1
Purchases of treasury stock	(1,501)	(1,432)
Tax withholdings related to net share settlements of equity awards	(167)	(149)
Borrowings under financing arrangements	115	72
Repayments under financing arrangements	(359)	(5)
Funds payable and amounts due to customers	(483)	(1,139)
Collateral received related to derivative instruments, net	33	(129)
Net cash used in financing activities	(2,362)	(2,781)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Three Months Ended March 31,
	2024	2023
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(94)	(4)
Net change in cash, cash equivalents, and restricted cash	441	(1,462)
Cash, cash equivalents, and restricted cash at beginning of period	21,834	19,156
Cash, cash equivalents, and restricted cash at end of period	$22,275	$17,694

Supplemental cash flow disclosures:
Cash paid for interest	$2	$2
Cash paid for income taxes, net	$83	$495

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$9,693	$7,101
Short-term investments	3	13
Funds receivable and customer accounts	12,579	10,580
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$22,275	$17,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW AND ORGANIZATION

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015 and is a leading technology platform that enables digital payments and personalizes commerce experiences on behalf of merchants and consumers worldwide. PayPal’s mission is to revolutionize commerce globally by creating innovative experiences that are designed to make moving money, selling, and shopping simple, personalized, and secure.

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of March 31, 2024 and December 31, 2023, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of March 31, 2024 and December 31, 2023, the carrying value of our investments in nonconsolidated VIEs was $178 million and $175 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. The investments in nonconsolidated VIEs are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of March 31, 2024 and December 31, 2023.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 8, 2024.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2024.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Recent accounting guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are required to apply these amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements based on our current crypto asset holdings and fair value.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Primary geographical markets
U.S.	$4,467	$4,147
Other countries(1)	3,232	2,893
Total net revenues(2)	$7,699	$7,040

Revenue category
Transaction revenues	$7,034	$6,364
Revenues from other value added services	665	676
Total net revenues(2)	$7,699	$7,040
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $468 million and $451 million for the three months ended March 31, 2024 and 2023, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable, held for sale, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$888	$795
Denominator:
Weighted average shares of common stock - basic	1,064	1,129
Dilutive effect of equity incentive awards	8	5
Weighted average shares of common stock - diluted	1,072	1,134
Net income (loss) per share:
Basic	$0.83	$0.70
Diluted	$0.83	$0.70
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	17	14

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations or divestitures completed in the three months ended March 31, 2024 and 2023.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2024:

	December 31, 2023	Goodwill Acquired	Adjustments	March 31, 2024
	(In millions)
Total goodwill	$11,026	$—	$(110)	$10,916

The adjustments to goodwill during the three months ended March 31, 2024 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	March 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,517	$(1,162)	$355	7	$1,546	$(1,140)	$406	7
Marketing related	382	(351)	31	5	387	(350)	37	5
Developed technology	1,010	(1,003)	7	3	1,013	(999)	14	3
All other	430	(358)	72	7	433	(353)	80	7
Intangible assets, net	$3,339	$(2,874)	$465		$3,379	$(2,842)	$537

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization expense for intangible assets was $56 million and $57 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, in the three months ended March 31, 2023, we retired approximately $84 million of fully amortized intangible assets, of which $65 million and $19 million were included in customer lists and user base and developed technology, respectively.

Expected future intangible asset amortization as of March 31, 2024 was as follows (in millions):

Fiscal years:
Remaining 2024	$130
2025	147
2026	90
2027	55
2028	43
Total	$465

NOTE 6—LEASES

PayPal enters into various leases, which are primarily real estate operating leases. We use these properties for executive and administrative offices, data centers, product development offices, and customer services and operations centers. PayPal also enters into computer equipment finance leases.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating lease expense	$37	$41
Sublease income	(3)	(2)
Total lease expense, net(1)	$34	$39
(1) During the three months ended March 31, 2024, finance lease expense was de minimis.

Supplemental cash flow information related to leases during the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31, 2024
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$143
ROU lease assets obtained in exchange for new finance lease liabilities	$16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended March 31, 2023
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43
ROU lease assets obtained in exchange for new operating lease liabilities	$(1)
Other non-cash ROU lease asset activity(1)	$(21)
(1) ROU lease asset impairment. Refer to “Note 17—Restructuring and Other” for further details.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024		December 31, 2023
	(In millions, except weighted-average figures)
	Operating leases(1)	Finance leases(2)	Operating leases(1)	Finance leases(2)
ROU lease assets	$505	$16	$390	$—
Current lease liabilities	144	9	144	—
Long-term lease liabilities	524	7	416	—
Total lease liabilities	$668	$16	$560	$—
Weighted-average remaining lease term	5.8 years	4.9 years	5.0 years	—
Weighted-average discount rate	4%	2%	4%	—%
(1) ROU assets for operating leases are included in “other assets” and lease liabilities for operating leases are included in “accrued expenses and other current liabilities” and “other long-term liabilities” on our condensed consolidated balance sheets.
(2) ROU assets for finance leases are included in “property and equipment, net” and lease liabilities for finance leases are included in “accrued expenses and other current liabilities” and “other long-term liabilities” on our condensed consolidated balance sheets.

Future minimum lease payments for our leases as of March 31, 2024 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2024	$127	$8
2025	139	2
2026	128	2
2027	104	2
2028	73	2
Thereafter	181	—
Total	$752	$16
Less: present value discount	(84)	—
Lease liability	$668	$16

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office and data center facilities. Finance lease amounts include minimum lease payments under our non-cancelable finance leases primarily for computer equipment. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

As of March 31, 2024, we have additional operating leases, primarily for data centers, which will commence in the second quarter of 2024 or later with minimum lease payments aggregating to $102 million and lease terms ranging from four to eight years. As of March 31, 2024, we have additional finance leases for computer equipment, which will commence in the second quarter of 2024 or later with minimum lease payments aggregating to $62 million and lease terms of five years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, convert, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, Litecoin, and PayPal USD stablecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of March 31, 2024, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreement.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. We also recognize a corresponding safeguarding asset, which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using quoted prices for the underlying crypto assets on the active exchange that we have identified as the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of March 31, 2024 and December 31, 2023, the Company had not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Bitcoin	$1,709	$741
Ethereum	985	412
Other	152	88
Crypto asset safeguarding liability	$2,846	$1,241
Crypto asset safeguarding asset	$2,846	$1,241

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	96	41	(143)	99	(48)	45
Less: Amount of loss reclassified from accumulated other comprehensive income (loss) (“AOCI”)	—	(42)	—	—	—	(42)
Net current period other comprehensive income (loss)	96	83	(143)	99	(48)	87
Ending balance	$40	$(51)	$(874)	$290	$(64)	$(659)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(35)	150	(20)	27	(41)	81
Less: Amount of gain (loss) reclassified from AOCI	76	(25)	—	—	—	51
Net current period other comprehensive income (loss)	(111)	175	(20)	27	(41)	30
Ending balance	$—	$(416)	$(595)	$26	$87	$(898)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statements of Income (Loss)
	Three Months Ended March 31,
	2024	2023
	(In millions)
Gains on cash flow hedges—foreign currency exchange contracts	$—	$76	Net revenues
Losses on investments	(42)	(23)	Net revenues
Losses on investments	—	(2)	Other income (expense), net
	(42)	51	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(42)	$51	Net income (loss)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Interest income	$166	$108
Interest expense	(86)	(87)
Net gains (losses) on strategic investments	(49)	48
Other	10	6
Other income (expense), net	$41	$75

NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS
The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents(1)	$9,693	$9,081
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$12,579	$12,750
Time deposits	80	82
Available-for-sale debt securities	14,166	15,708
Funds receivable	11,528	10,395
Total funds receivable and customer accounts	$38,353	$38,935
Short-term investments:
Time deposits	$100	$128
Available-for-sale debt securities	4,522	4,848
Restricted cash	3	3
Total short-term investments	$4,625	$4,979
Long-term investments:
Time deposits	$40	$45
Available-for-sale debt securities	1,539	1,391
Strategic investments	1,830	1,837
Total long-term investments	$3,409	$3,273
(1) Includes $1.5 billion and $777 million of available-for-sale debt securities with original maturities of three months or less as of March 31, 2024 and December 31, 2023, respectively.
(2) Includes $931 million and $399 million of available-for-sale debt securities with original maturities of three months or less as of March 31, 2024 and December 31, 2023, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2024 and December 31, 2023, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2024(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$1,296	$—	$—	$1,296
Commercial paper	200	—	—	200
Funds receivable and customer accounts:
U.S. government and agency securities	8,038	2	(26)	8,014
Foreign government and agency securities	195	—	—	195
Corporate debt securities	477	—	(1)	476
Asset-backed securities	1,860	4	(1)	1,863
Municipal securities	710	—	(3)	707
Commercial paper	3,193	1	(2)	3,192
Short-term investments:
U.S. government and agency securities	572	—	(12)	560
Foreign government and agency securities	195	—	(3)	192
Corporate debt securities	1,443	1	(9)	1,435
Asset-backed securities	751	4	(3)	752
Commercial paper	1,584	—	(1)	1,583
Long-term investments:
U.S. government and agency securities	51	—	(2)	49
Foreign government and agency securities	112	—	(2)	110
Corporate debt securities	692	2	(3)	691
Asset-backed securities	686	3	—	689
Total available-for-sale debt securities(2)	$22,055	$17	$(68)	$22,004
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $108 million and $101 million at March 31, 2024 and December 31, 2023, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2024 and December 31, 2023, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2024(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$897	$—	$—	$—	$897	$—
Commercial paper	200	—	—	—	200	—
Funds receivable and customer accounts:
U.S. government and agency securities	4,727	(10)	902	(16)	5,629	(26)
Foreign government and agency securities	69	—	115	—	184	—
Corporate debt securities	125	—	331	(1)	456	(1)
Asset-backed securities	719	(1)	94	—	813	(1)
Municipal securities	509	(2)	96	(1)	605	(3)
Commercial paper	1,523	(2)	—	—	1,523	(2)
Short-term investments:
U.S. government and agency securities	80	—	430	(12)	510	(12)
Foreign government and agency securities	6	—	186	(3)	192	(3)
Corporate debt securities	364	(1)	486	(8)	850	(9)
Asset-backed securities	124	—	114	(3)	238	(3)
Commercial paper	1,186	(1)	—	—	1,186	(1)
Long-term investments:
U.S. government and agency securities	—	—	49	(2)	49	(2)
Foreign government and agency securities	78	(1)	32	(1)	110	(2)
Corporate debt securities	285	—	53	(3)	338	(3)
Asset-backed securities	142	—	22	—	164	—
Total available-for-sale debt securities	$11,034	$(18)	$2,910	$(50)	$13,944	$(68)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the three months ended March 31, 2024, we received $11.3 billion in proceeds from the sale and maturity of available-for-sale debt securities and incurred gross realized losses of $42 million. During the three months ended March 31, 2023, we received $6.4 billion in proceeds from the sale and maturity of available-for-sale debt securities and incurred gross realized losses of $25 million. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2024
	Amortized Cost	Fair Value
	(In millions)
One year or less	$14,127	$14,083
After one year through five years	5,535	5,523
After five years through ten years	2,315	2,320
After ten years	78	78
Total	$22,055	$22,004
Actual maturities may differ from contractual maturities as certain securities may be prepaid.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Supplemental cash flow information related to investments

Non-cash investing transactions that are not reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2024 include the purchase of investments not yet settled of $413 million.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $21 million and $24 million as of March 31, 2024 and December 31, 2023, respectively.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.8 billion as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, we had non-marketable equity securities of $185 million and $182 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Carrying amount, beginning of period	$1,631	$1,687
Adjustments related to non-marketable equity securities:
Net additions(1)	40	16
Gross unrealized gains	—	22
Gross unrealized losses and impairments	(47)	(45)
Carrying amount, end of period	$1,624	$1,680
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
	(In millions)
Cumulative gross unrealized gains	$1,168	$1,168
Cumulative gross unrealized losses and impairments	$(329)	$(283)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net unrealized gains (losses)	$(51)	$52

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
U.S. government and agency securities	$1,296	$—	$1,296
Commercial paper	200	—	200
Total cash and cash equivalents	1,496	—	1,496
Short-term investments(2):
U.S. government and agency securities	560	—	560
Foreign government and agency securities	192	—	192
Corporate debt securities	1,435	—	1,435
Asset-backed securities	752	—	752
Commercial paper	1,583	—	1,583
Total short-term investments	4,522	—	4,522
Funds receivable and customer accounts(3):
U.S. government and agency securities	8,014	—	8,014
Foreign government and agency securities	745	—	745
Corporate debt securities	576	—	576
Asset-backed securities	1,863	—	1,863
Municipal securities	707	—	707
Commercial paper	3,192	—	3,192
Total funds receivable and customer accounts	15,097	—	15,097
Derivatives(4)	290	—	290
Crypto asset safeguarding asset(4)	2,846	—	2,846
Long-term investments(2),(5):
U.S. government and agency securities	49	—	49
Foreign government and agency securities	110	—	110
Corporate debt securities	691	—	691
Asset-backed securities	689	—	689
Marketable equity securities	21	21	—
Total long-term investments	1,560	21	1,539
Total financial assets	$25,811	$21	$25,790
Liabilities:
Derivatives(4)	$42	$—	$42
Crypto asset safeguarding liability(4)	2,846	—	2,846
Total financial liabilities	$2,888	$—	$2,888
(1) Excludes cash of $8.2 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $3 million and time deposits of $140 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $23.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our condensed consolidated balance sheets. Crypto safeguarding asset and associated liability are recorded within “prepaid expenses and other current assets” and “accrued expenses and other current liabilities,” respectively, on our condensed consolidated balance sheets.
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
Long-term investments(2), (5):
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our condensed consolidated balance sheets. Crypto safeguarding asset and associated liability are recorded within “prepaid expenses and other current assets” and “accrued expenses and other current liabilities,” respectively, on our condensed consolidated balance sheets.
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

A majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple observable inputs where applicable, such as currency rates, interest rate yield curves, option volatility, and equity prices (Level 2).

As of March 31, 2024 and December 31, 2023, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$656	$650	$625	$618

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Funds receivable and customer accounts	$(7)	$7

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of March 31, 2024 and December 31, 2023 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively:

	March 31, 2024	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$307	$307	$—
Non-marketable equity securities measured using the Measurement Alternative(1)	12	—	12
Total	$319	$307	$12
(1) Excludes non-marketable equity securities of $1.6 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2024.

	December 31, 2023	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale(1)	$563	$—	$563
Non-marketable equity investments measured using the Measurement Alternative(2)	440	131	309
Other assets(3)	112	112	—
Total	$1,115	$243	$872
(1) As of December 31, 2023, loans and interest receivable, held for sale were valued using a price-based model. The price was the significant unobservable input and was determined based upon certain loan and risk classifications of the portfolio. Low, high and weighted average prices were all $0.99, measured in relation to $1.00 par.
(2) Excludes non-marketable equity securities of $1.2 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2023.
(3) Consists of ROU lease assets recorded at fair value pursuant to impairment charges that occurred during the year ended December 31, 2023.

Beginning with the first quarter of 2024, we measure loans and interest receivable, held for sale using observable inputs, such as the most recent executed prices for comparable loans sold to the global investment firm. Accordingly, loans and interest receivable, held for sale are classified within Level 2 in the fair value hierarchy. Refer to “Note 11—Loans and interest receivable” for additional information on loans and interest receivable, held for sale.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $508 million and fair value of approximately $465 million as of March 31, 2024. Our notes receivable had a carrying value of approximately $513 million and fair value of approximately $474 million as of December 31, 2023. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.5 billion and fair value of approximately $9.8 billion as of March 31, 2024. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.6 billion and fair value of approximately $10.0 billion as of December 31, 2023. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of March 31, 2024, we estimated that $40 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2024 and 2023, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of March 31, 2024 and December 31, 2023 was as follows:

	Balance Sheet Location	March 31, 2024	December 31, 2023
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$93	$7
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	155	77
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	42	57
Total derivative assets		$290	$141

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$12	$64
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	30	67
Total derivative liabilities		$42	$131

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $33 million as of March 31, 2024 and $38 million as of December 31, 2023.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	March 31, 2024	December 31, 2023
	(In millions)
Cash collateral posted(1)	$6	$80
Cash collateral received(2)	$39	$6
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

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2024		2023
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,699	$41	$7,040	$75

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of gains on foreign currency exchange contracts reclassified from AOCI	—	—	76	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of gains on foreign currency exchange contracts excluded from the assessment of effectiveness	—	20	—	30
Gains (losses) on derivatives not designated as hedging instruments:
Amount of gains (losses) on foreign currency exchange contracts	—	21	—	(75)
Total gains (losses)	$—	$41	$76	$(45)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
	(In millions)
Unrealized gains (losses) on foreign exchange contracts designated as cash flow hedges	$96	$(35)
Unrealized gains on foreign exchange contracts designated as net investment hedges	99	27
Total unrealized gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$195	$(8)

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

	March 31, 2024	December 31, 2023
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,792	$6,767
Foreign exchange contracts not designated as hedging instruments	12,915	14,025
Total	$19,707	$20,792

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio, including a forward-flow arrangement for the sale of future originations. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our condensed consolidated statements of income (loss).

As of March 31, 2024 and December 31, 2023, loans and interest receivable, held for sale was $307 million and $563 million, respectively. During the three months ended March 31, 2024, we sold $4.8 billion of loans and interest receivable in connection with this agreement.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the three months ended March 31, 2024 and 2023, we purchased approximately $25 million and $268 million in consumer receivables, respectively. As of March 31, 2024 and December 31, 2023, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.5 billion and $4.8 billion, respectively, net of the participation interest sold to the partner institution of $9 million and $14 million, respectively.

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

March 31, 2024
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2024	2023	2022	2021	2020	Total	Percent
Consumer loans and interest receivable:
Current	$2,193	$1,185	$726	$189	$—	$—	$4,293	95.9%
30 - 59 Days	27	12	14	3	—	—	56	1.2%
60 - 89 Days	18	1	21	3	—	—	43	1.0%
90 - 179 Days	41	—	41	4	—	—	86	1.9%
Total	$2,279	$1,198	$802	$199	$—	$—	$4,478	100%
Gross charge-offs for the three months ended March 31, 2024	$34	$—	$58	$7	$—	$—	$99

December 31, 2023
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2023	2022	2021	2020	2019	Total	Percent
Consumer loans and interest receivable:
Current	$2,225	$2,045	$289	$—	$—	$—	$4,559	95.4%
30 - 59 Days	27	34	4	1	—	—	66	1.4%
60 - 89 Days	20	26	4	—	—	—	50	1.0%
90 - 179 Days	41	55	8	1	—	—	105	2.2%
Total	$2,313	$2,160	$305	$2	$—	$—	$4,780	100%
Gross charge-offs for the year ended December 31, 2023	$125	$101	$140	$5	$—	$—	$371

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2024 and 2023:

	March 31, 2024			March 31, 2023
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$357	$23	$380	$322	$25	$347
Provisions	44	5	49	95	6	101
Charge-offs	(92)	(7)	(99)	(71)	(7)	(78)
Recoveries	11	—	11	7	—	7
Other(1)	(7)	—	(7)	4	—	4
Ending balance	$313	$21	$334	$357	$24	$381
(1) Includes amounts related to foreign currency remeasurement.

The provision for the three months ended March 31, 2024 for our consumer receivable portfolio was primarily attributable to loan originations during the period for installment loans in Japan and revolving loans in the U.K. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty with respect to macroeconomic conditions and the financial health of our borrowers.

The increase in charge-offs for the three months ended March 31, 2024 compared to the same period in the prior year was due to credit quality deterioration of our U.S. interest-bearing installment credit products and the growth of U.K. revolving credit products and installment credit products in Japan.

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

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the three months ended March 31, 2024 and 2023, we purchased approximately $419 million and $666 million in merchant receivables, respectively. As of March 31, 2024 and December 31, 2023, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.2 billion, net of the participation interest sold to the partner institution of $43 million and $44 million, respectively.

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

March 31, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$553	$428	$45	$2	$17	$10	$1,055	88.7%
30 - 59 Days	6	32	12	1	1	1	53	4.5%
60 - 89 Days	1	17	8	—	1	1	28	2.4%
90 - 179 Days	—	28	16	1	1	—	46	3.9%
180+ Days	—	2	3	1	—	1	7	0.5%
Total	$560	$507	$84	$5	$20	$13	$1,189	100%
Gross charge-offs for the three months ended March 31, 2024	$—	$28	$21	$1	$2	$1	$53

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

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the three months ended March 31, 2024 and 2023:

	March 31, 2024			March 31, 2023
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$148	$12	$160	$230	$18	$248
Provisions	17	(1)	16	49	10	59
Charge-offs	(50)	(3)	(53)	(51)	(6)	(57)
Recoveries	8	—	8	7	—	7
Ending balance	$123	$8	$131	$235	$22	$257

The provision for the three months ended March 31, 2024 was primarily attributable to loan originations during the period partially offset by improvement in credit quality of the PPBL portfolio. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertainty around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants, as described further below.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Modifications to loans for merchants experiencing financial difficulty during the three months ended March 31, 2024 and 2023 increased the term while moving the delinquency status to current. These modifications were not material.

We closely monitor the performance of the merchant loans, advances, and interest and fees receivable that were modified to extend the term to understand the effectiveness of these modification efforts. The following table depicts the performance of merchant loans, advances, and interest and fees receivable as of March 31, 2024 that were modified during the 12 months ended March 31, 2024:

March 31, 2024
(In millions)
Merchant loans, advances, and interest and fees receivables:
Current	$54
30 - 59 days past due	8
60 - 89 days past due	6
90 - 179 days past due	10
Total	$78

A merchant is considered in payment default after a modification when the merchant’s payment is 60 days past their expected or contractual repayment date. Merchant loans, advances, and interest and fees receivable modified during the 12 months ended March 31, 2024 that subsequently defaulted were not material.

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

NOTE 12—DEBT

FIXED RATE NOTES

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $595 million as of March 31, 2024). In May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $3.0 billion, $4.0 billion and $5.0 billion, respectively. The notes issued from the June 2023, May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.”

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2024 and December 31, 2023, we had an outstanding aggregate principal amount of $10.6 billion related to the Notes. The following table summarizes the Notes:

	Maturities	Effective Interest Rate	March 31, 2024	December 31, 2023
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$1,250	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	198	213
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	152	163
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	245	262
Total term debt			$10,595	$10,638

Unamortized premium (discount) and issuance costs, net			(66)	(68)
Less: current portion of term debt(2)			(1,249)	(1,249)
Total carrying amount of term debt			$9,280	$9,321
(1) Principal amounts represent the U.S. dollar equivalent as of March 31, 2024 and December 31, 2023, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $84 million and $83 million for the three months ended March 31, 2024 and 2023, respectively.

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $595 million as of March 31, 2024). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2024 and December 31, 2023, ¥61.0 billion (approximately $403 million) and ¥50.0 billion (approximately $355 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At March 31, 2024, ¥29.0 billion (approximately $192 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three months ended March 31, 2024 and 2023, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Other available facilities

As of March 31, 2024 and December 31, 2023, we had short-term borrowings of $41 million and $359 million, respectively, due to bank overdrafts, which were recorded in accrued expenses and other liabilities on our condensed consolidated balance sheets. The weighted average interest rate on the borrowings were 8.19% and 7.92% as of March 31, 2024 and December 31, 2023, respectively. We repaid the borrowing of $359 million during the three months ended March 31, 2024. The total interest expense and fees we recorded related to the borrowings were de minimis.

FUTURE PRINCIPAL PAYMENTS

As of March 31, 2024, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2024	$1,250
2025	1,198
2026	1,402
2027	500
2028	245
Thereafter	6,000
Total	$10,595

Other than as provided above, there were no significant changes to the information disclosed in our 2023 Form 10-K.

NOTE 13—COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of March 31, 2024 and December 31, 2023, approximately $6.5 billion and $6.2 billion, respectively, of unused credit was available to PayPal Credit account holders in the U.K. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all our PayPal Credit account holders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination based on, among other things, account usage and customer creditworthiness.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of March 31, 2024. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PPAU is required to deliver an Assurance Action Plan (“AAP”) under the enforceable undertaking to demonstrate that the governance and oversight arrangements following the remedial work completed by PPAU are sustainable and appropriate. The enforceable undertaking requires PPAU to appoint an external auditor. The external auditor was appointed on June 22, 2023 to assess and report on the appropriateness, sustainability and efficacy of the actions to be taken under the AAP. PPAU provided the external auditor’s final report to AUSTRAC on April 16, 2024. The successful completion of the enforceable undertaking is subject to AUSTRAC’s ultimate review and decision based on the external auditor’s final report. We cannot predict the outcome of AUSTRAC’s decision.

Any failure to comply with the enforceable undertaking could result in penalties or require us to change our business practices.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) related to Venmo’s unauthorized funds transfers and collections processes, and related matters, including treatment of consumers who request payments but accidentally designate an unintended recipient. The CIDs requested the production of documents and answers to written questions, to which we responded. In March 2024, the CFPB communicated it was closing this inquiry without enforcement action.

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

We have received CIDs from the CFPB related to investigation and error-resolution obligations under Regulation E, the presentment of transactions to linked bank accounts, and related matters. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in connection with these CIDs.

On November 1, 2023, we received a subpoena from the U.S. SEC Division of Enforcement relating to PayPal USD stablecoin. The subpoena requests the production of documents. We are cooperating with the SEC in connection with this request.

Legal proceedings

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

As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of March 31, 2024, the current outstanding balances of the loans sold was $2.4 billion. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At March 31, 2024 and December 31, 2023, the allowance for transaction losses was $62 million and $64 million, respectively. The allowance for negative customer balances was $205 million and $218 million at March 31, 2024 and December 31, 2023, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Beginning balance	$282	$278
Provision	260	300
Realized losses	(309)	(265)
Recoveries	34	5
Ending balance	$267	$318

NOTE 14—STOCK REPURCHASE PROGRAMS

During the three months ended March 31, 2024, we repurchased approximately 25 million shares of our common stock for approximately $1.5 billion at an average cost of $59.18, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of March 31, 2024, a total of approximately $9.4 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we have reflected the applicable excise tax in treasury stock on our condensed consolidated balance sheets. During the three months ended March 31, 2024, we recorded $10 million in excise tax within treasury stock on our condensed consolidated balance sheets.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Customer support and operations	$68	$72
Sales and marketing	40	43
Technology and development	147	148
General and administrative	87	94
Restructuring and other	38	—
Total stock-based compensation expense	$380	$357
Capitalized as part of internal use software and website development costs	$12	$11
NOTE 16—INCOME TAXES

Our effective tax rate for the three months ended March 31, 2024 and 2023 was 27% and 26%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in both periods was primarily the result of foreign income taxed at different rates and discrete tax adjustments, including tax expense related to stock-based compensation.

Gross unrecognized tax benefits were approximately $2.2 billion as of March 31, 2024 and December 31, 2023. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. We also continue to accrue unrecognized tax benefits for certain recurring tax positions.

NOTE 17—RESTRUCTURING AND OTHER

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three months ended March 31, 2024 were $175 million and included employee severance and benefits costs and stock-based compensation expense. In connection with this restructuring, we expect to incur additional charges related to employee severance and benefits costs of approximately $70 million to $90 million, which includes stock-based compensation expense. We expect the remaining charges to be substantially recognized by the second quarter of 2024.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the three months ended March 31, 2024:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2024	$—
Charges(1)	137
Payments	(66)
Accrued liability as of March 31, 2024(2)	$71
(1) Excludes stock-based compensation expense of $38 million.
(2) Accrued restructuring liability is included in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil and $39 million in the three months ended March 31, 2024 and 2023, respectively, due to exiting of certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. We also incurred a loss of $8 million upon designation of an owned property as held for sale in the three months ended March 31, 2023.

During the three months ended March 31, 2024, approximately $37 million of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

BUSINESS ENVIRONMENT

THE COMPANY

We are a leading technology platform that enables digital payments and personalizes commerce experiences on behalf of merchants and consumers worldwide. PayPal’s mission is to revolutionize commerce globally by creating innovative experiences that are designed to make moving money, selling, and shopping simple, personalized, and secure.

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

Cybersecurity and information security
Cybersecurity and information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and enable us to effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we have experienced and expect to continue to experience cybersecurity incidents and remain subject to these risks. There can be no assurance that our security measures will provide sufficient protection or security to prevent breaches or attacks. For additional information regarding our cybersecurity and information security risks, see Part I, Item 1A, Risk Factors in our 2023 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around recent international conflicts such as the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2024	2023
	(In millions, except percentages and per share data)
Net revenues	$7,699	$7,040	9%
Operating expenses	6,531	6,041	8%
Operating income	$1,168	$999	17%
Operating margin	15%	14%	**
Other income (expense), net	$41	$75	(45)%
Income tax expense	321	279	15%
Effective tax rate	27%	26%	**
Net income (loss)	$888	$795	12%
Net income (loss) per diluted share	$0.83	$0.70	18%
Net cash provided by operating activities	$1,917	$1,170	64%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Net revenues increased $659 million, or 9%, in the three months ended March 31, 2024 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 14%.

Total operating expenses increased $490 million, or 8%, in the three months ended March 31, 2024 compared to the same period of the prior year due primarily to higher transaction expense, partially offset by a decline in transaction and credit losses.

Operating income increased by $169 million, or 17%, in the three months ended March 31, 2024 compared to the same period of the prior year due to revenue growing by more than operating expenses. Our operating margin was 15% and 14% in the three months ended March 31, 2024 and 2023, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of higher transaction expense.

Net income increased $93 million, or 12%, in the three months ended March 31, 2024 compared to the same period of the prior year due to the previously discussed increase in operating income of $169 million, partially offset by an increase in income tax expense of $42 million and a decrease in other income (expense), net of $34 million.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations, impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% and 41% of our net revenues from customers domiciled outside of the U.S. in the three months ended March 31, 2024 and 2023, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2023 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.

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

In the three months ended March 31, 2024, year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2024
(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$32
Hedging impact	—
Favorable impact to net revenues	32
Unfavorable impact to operating expense	(13)
Net favorable impact to operating income	$19

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

•Number of payment transactions is the total number of payments, net of payment reversals, successfully completed on our payments platform or enabled by PayPal via a partner payment solution, not including gateway-exclusive transactions.

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

Net revenue analysis

The components of our net revenues for the three months ended March 31, 2024 and 2023 were as follows (in millions):

$7,699
$665
$7,034
$7,040
$676
$6,364
Q1 2024
Q1 2023
Transaction revenues
Revenues from other value added services

Transaction revenues

Transaction revenues grew by $670 million, or 11%, in the three months ended March 31, 2024 compared to the same period of the prior year driven primarily by growth in TPV and the number of payment transactions from our Braintree products and services and, to a lesser extent, growth in our core PayPal products and services. Transaction revenues for the three months ended March 31, 2024 were also impacted unfavorably by lower net gains due to hedging activities as compared to the same period of the prior year.

The graphs below present the respective key metrics (in millions) for the three months ended March 31, 2024 and 2023:
*Reflects active accounts at the end of the applicable period.

The following table provides a summary of related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2024	2023
Number of payment transactions per active account	60.0	53.1	13%
Percent of cross-border TPV	12%	13%	**
** Not meaningful

We had active accounts of 427 million and 433 million as of March 31, 2024 and 2023, respectively, a decline of 1%. Our total number of payment transactions was 6.5 billion and 5.8 billion for the three months ended March 31, 2024 and 2023, respectively, an increase of 11%. TPV was $404 billion and $355 billion for the three months ended March 31, 2024 and 2023, respectively, an increase of 14%.

Transaction revenues growth was lower than the growth in TPV and the number of payment transactions in the three months ended March 31, 2024 compared to the same period in the prior year due primarily to an unfavorable impact from foreign exchange fees and hedging and unfavorable changes in mix from core PayPal products.

Revenues from other value added services

Revenues from other value added services decreased $11 million, or 2%, in the three months ended March 31, 2024 compared to the same period in the prior year due primarily to a decline in the revenue share earned from an independent chartered financial institution and interest and fee revenue on our loans receivable portfolio driven by a decrease in merchant loan originations, mostly offset by an increase in interest earned on certain assets underlying customer account balances. The increase in interest earned on certain assets underlying customer accounts resulted primarily from higher interest rates, partially offset by a decline in the balances earning interest year-over-year.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2024	2023
	(In millions, except percentages)
Transaction expense	$3,917	$3,283	19%
Transaction and credit losses	321	442	(27)%
Customer support and operations	454	488	(7)%
Sales and marketing	421	436	(3)%
Technology and development	742	721	3%
General and administrative	464	507	(8)%
Restructuring and other	212	164	29%
Total operating expenses	$6,531	$6,041	8%
Transaction expense rate(1)	0.97%	0.93%	**
Transaction and credit loss rate(2)	0.08%	0.12%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three months ended March 31, 2024 and 2023 was as follows (in millions):

Transaction expense increased by $634 million, or 19%, in the three months ended March 31, 2024 due primarily to the increase in TPV of 14% as well as unfavorable changes in product mix. The increase in the transaction expense rate for the three months ended March 31, 2024 compared to the same period of the prior year was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than other products and services, partially offset by favorable changes in regional mix and product mix within our core PayPal products and services. For the three months ended March 31, 2024 and 2023, approximately 36% and 35% of TPV, respectively, was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three months ended March 31, 2024 and 2023 were as follows (in millions):
Transaction and credit losses decreased by $121 million, or 27%, in the three months ended March 31, 2024 compared to the same period of the prior year.

Transaction losses were $260 million in the three months ended March 31, 2024 compared to $300 million in the three months ended March 31, 2023, a decrease of $40 million, or 13%. Transaction loss rate (transaction losses divided by TPV) was 0.06% and 0.08% for the three months ended March 31, 2024 and 2023, respectively. The decrease in transaction losses and the associated transaction loss rate in the three months ended March 31, 2024 compared to the same period of the prior year was primarily due to lower losses from our core PayPal and Venmo products and services. These lower losses were the result of higher fraud recoveries and fewer fraud events in the current period for core PayPal and Venmo, respectively.

Credit losses decreased by $81 million in the three months ended March 31, 2024 compared to the same period of the prior year. The components of credit losses for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Net charge-offs(1)	$123	$110
Reserve build (release)(2)	(62)	32
Credit losses	$61	$142
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

The provision in the three months ended March 31, 2024 was attributable to loan originations partially offset by improvement in credit quality of loans outstanding. The provision in the three months ended March 31, 2023 was attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments that took into account uncertainty with respect to macroeconomic conditions and around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants.

Consumer loan portfolio

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of U.K. and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). As of March 31, 2024, loans and interest receivable, held for sale was $307 million. Loans and interest receivable, held for sale, represents the portion of our installment consumer receivables that we intend to sell and includes certain United Kingdom (“U.K.”) and other European buy now, pay later loan receivables.

The consumer loans and interest receivable balance as of March 31, 2024 and 2023 was $4.5 billion and $6.1 billion, respectively, net of participation interest sold, representing a decrease of 26%. The decrease was driven by the classification of eligible consumer installment receivables in the U.K. and other European countries as held for sale during the second quarter of 2023, partially offset by the expansion of our installment credit products in Japan and our revolving credit product in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2024	2023
Percent of consumer loans and interest receivable current(1)	95.9%	96.7%
Percent of consumer loans and interest receivable > 90 days outstanding(1), (2)	1.9%	1.4%
Net charge-off rate(1), (3)	7.2%	4.4%
(1) Amounts as of March 31, 2024 exclude loans and interest receivable, held for sale.
(2) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(3) Net charge-off rate is the annualized ratio of net credit losses during the three months ended March 31, 2024 and 2023, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

The increase in net charge-off rate for consumer loans and interest receivable at March 31, 2024 as compared to March 31, 2023 was primarily due to the classification of eligible consumer installment receivables as held for sale during the second quarter of 2023, and deterioration in the credit quality of the U.S. interest-bearing installment product.

We continue to evaluate and modify our acceptable risk parameters related to our consumer loan portfolio in response to the changing macroeconomic environment. In response to declining performance, a number of risk mitigation strategies were implemented in the third quarter of 2023, which have reduced originations for our U.S. interest-bearing installment product.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, interest, and fees receivable outstanding, net of participation interest sold, as of March 31, 2024 and 2023 was $1.2 billion and $2.1 billion, respectively, reflecting a decline of 42% attributable to a decrease in originations related to our PayPal Business Loan (“PPBL”) product in the U.S.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	March 31,
	2024	2023
Percent of merchant loans, advances, and interest and fees receivable current	88.7%	89.8%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	4.4%	4.5%
Net charge-off rate(2)	14.0%	8.2%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended March 31, 2024 and 2023, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The increase in the net charge-off rate for merchant receivables at March 31, 2024 as compared to March 31, 2023 was primarily due to the significant year-over-year reduction of the PPBL portfolio balance as a result of reduced originations.

We continue to evaluate and modify our acceptable risk parameters related to our merchant loan portfolio in response to the changing macroeconomic environment. In response to declining performance, a number of risk mitigation strategies were implemented throughout 2023, which have reduced originations for our PPBL product.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three months ended March 31, 2024 and 2023 were as follows (in millions):

Customer support and operations expenses decreased by $34 million, or 7%, in the three months ended March 31, 2024 compared to the same period of the prior year due primarily to a decline in employee-related costs and other operating costs, partially offset by an increase in customer onboarding and compliance costs.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2024 and 2023 were as follows (in millions):

Sales and marketing expenses decreased by $15 million, or 3%, in the three months ended March 31, 2024 compared to the same period of the prior year due primarily to lower spending on marketing campaigns and advertising.

Technology and development

Technology and development expenses for the three months ended March 31, 2024 and 2023 were as follows (in millions):
Technology and development expenses increased by $21 million, or 3%, in the three months ended March 31, 2024 compared to the same period of the prior year due primarily to an increase in cloud computing services utilized in delivering our products and services and higher depreciation expense in the current period, partially offset by a decline in costs related to contractors and consultants.

General and administrative

General and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows (in millions):

General and administrative expenses decreased by $43 million, or 8%, in the three months ended March 31, 2024 compared to the same period of the prior year due primarily to declines in indirect tax expense, facilities expense, and depreciation expense.

Restructuring and other

Restructuring and other for the three months ended March 31, 2024 and 2023 were as follows (in millions):

Restructuring and other increased by $48 million in the three months ended March 31, 2024 compared to the same period of the prior year.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three months ended March 31, 2024 were $175 million and included employee severance and benefits costs and stock-based compensation expense. In connection with this restructuring, we expect to incur additional charges related to employee severance and benefits costs of approximately $70 million to $90 million, which includes stock-based compensation expense. We expect the remaining charges to be substantially recognized by the second quarter of 2024. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $560 million, including approximately $135 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

For information on the associated restructuring liability, see “Note 17—Restructuring and Other” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities, and improve cost structure and operating efficiency. The associated restructuring charges during the three months ended March 31, 2023 were $117 million. We primarily incurred employee severance and benefits costs, which were substantially completed by the fourth quarter of 2023.

Additionally, we are continuing to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil and $39 million in the three months ended March 31, 2024 and 2023, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements. In the three months ended March 31, 2023, we also incurred a loss of $8 million upon designation of an owned property as held for sale in that period.

During the three months ended March 31, 2024, approximately $37 million of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net decreased $34 million in the three months ended March 31, 2024 compared to the same period of the prior year due primarily to net losses on strategic investments in the current period compared to net gains in the prior period, partially offset by higher interest income resulting from an increase in interest rates and cash balances year-over-year.

Income tax expense

Our effective income tax rate was 27% and 26% for the three months ended March 31, 2024 and 2023, respectively. The increase in our effective income tax rate for the three months ended March 31, 2024 compared to the same period of the prior year was due primarily to changes in foreign income taxed at different rates and discrete tax adjustments.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$15,894	$15,493
(1) Excludes assets related to funds receivable and customer accounts of $38.4 billion and $38.9 billion at March 31, 2024 and December 31, 2023, respectively.
(2) Excludes total restricted cash of $3 million at March 31, 2024 and December 31, 2023 and strategic investments of $1.8 billion at March 31, 2024 and December 31, 2023.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $9.8 billion and $10.0 billion at March 31, 2024 and December 31, 2023, or 62% and 64% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2023, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$1,917	$1,170
Investing activities	980	153
Financing activities	(2,362)	(2,781)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(94)	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$441	$(1,462)

Operating activities

The net cash provided by operating activities of $1.9 billion in the three months ended March 31, 2024 was due primarily to operating income of $1.2 billion, as well as adjustments for non-cash expenses including stock-based compensation of $365 million, provision for transaction and credit losses of $321 million, and depreciation and amortization of $265 million. Cash flows from operating activities was also impacted by proceeds from repayments and sales of loans receivable, originally classified as held for sale of $5.2 billion, and changes in other assets and liabilities of $176 million, primarily related to an increase in other liabilities partially offset by actual cash transaction losses incurred during the period. These cash inflows from operating activities were partially offset by originations of loans receivable, held for sale of $5.3 billion.

The net cash provided by operating activities of $1.2 billion in the three months ended March 31, 2023 was due primarily to operating income of $1.0 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $442 million, stock-based compensation of $345 million, and depreciation and amortization of $270 million. Cash flows from operating activities was also impacted by changes in other assets and liabilities of $475 million, primarily related to actual cash transaction losses during the period and changes in income taxes payable.

In the three months ended March 31, 2024 and 2023, cash paid for income taxes, net was $83 million and $495 million, respectively. The decline in cash paid for income taxes, net in the current period was due primarily to cash paid in the three months ended March 31, 2023 related to the intra-group transfer of intellectual property, for which there was no similar activity in three months ended March 31, 2024.

Investing activities

The net cash provided by investing activities of $980 million in the three months ended March 31, 2024 was due primarily to maturities and sales of investments of $9.2 billion and proceeds from repayments and sales of loans receivable, originally classified as held for investment, of $4.8 billion, partially offset by purchases of investments of $7.1 billion, purchases and originations of loans receivable of $4.8 billion, changes in funds receivable from customers of $1.2 billion, and purchases of property and equipment of $154 million.

The net cash provided by investing activities of $153 million in the three months ended March 31, 2023 was due primarily to principal repayment of loans receivable of $8.1 billion, maturities and sales of investments of $5.4 billion, and changes in funds receivable from customers of $1.2 billion, partially offset by purchases and originations of loans receivable of $8.3 billion, purchases of investments of $6.1 billion, and purchases of property and equipment of $170 million.

Financing activities

The net cash used in financing activities of $2.4 billion in the three months ended March 31, 2024 was due primarily to the repurchase of $1.5 billion of our common stock under our stock repurchase program, changes in funds payable and amounts due to customers of $483 million, repayments of borrowings under financing arrangements of $359 million, and tax withholdings related to net share settlement of equity awards of $167 million. These cash outflows were partially offset by borrowings under financing arrangements of $115 million.

The net cash used in financing activities of $2.8 billion in the three months ended March 31, 2023 was due primarily to the repurchase of $1.4 billion of our common stock under our stock repurchase program, changes in funds payable and amounts due to customers of $1.1 billion, tax withholdings related to net share settlement of equity awards of $149 million, and changes in collateral received related to derivative instruments, net of $129 million.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the three months ended March 31, 2024 and 2023 had a negative impact of $94 million and $4 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2024 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the British pound and Euro. The negative impact on cash, cash equivalents and restricted cash in the three months ended March 31, 2023 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, partially offset by the impact of favorable fluctuations in the exchange rate of the U.S dollar to the Euro.

Available credit and debt

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $595 million as of March 31, 2024.) As of March 31, 2024 and December 31, 2023, ¥61.0 billion (approximately $403 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under the Paidy Credit Agreement. At March 31, 2024, ¥29.0 billion (approximately $192 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

Other than as described above, there were no significant changes to the available credit and debt disclosed in our 2023 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2024, we had a total of $3.8 billion in cash withdrawals offsetting our $3.8 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of March 31, 2024, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of March 31, 2024, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.0 billion and represented approximately 40% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio. During the three months ended March 31, 2024, we sold $4.8 billion of loans and interest receivable in connection with this agreement. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.06% and 0.08% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the three months ended March 31, 2024, we repurchased approximately $1.5 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of March 31, 2024, a total of approximately $9.4 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

Other considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors of our 2023 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors of this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

As of March 31, 2024 and December 31, 2023, approximately 61% and 59%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $105 million and $122 million at March 31, 2024 and December 31, 2023, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of March 31, 2024 and December 31, 2023, we had $10.6 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of March 31, 2024 and December 31, 2023, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2024 and December 31, 2023, ¥61.0 billion (approximately $403 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at March 31, 2024 and December 31, 2023, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $599 million and $622 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $398 million and $417 million at March 31, 2024 and December 31, 2023, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of March 31, 2024 would have positively impacted income before income taxes by approximately $380 million, resulting in a net negative impact of approximately $18 million. Foreign currency exchange contracts in place as of December 31, 2023 would have positively impacted income before income taxes by approximately $400 million, resulting in a net negative impact of approximately $17 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of March 31, 2024 and December 31, 2023, our strategic investments totaled $1.8 billion, which represented approximately 10% and 11% of our total cash, cash equivalents, and short-term and long-term investment portfolio at each of those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of March 31, 2024, which could be experienced in the near term, would have resulted in a decrease of approximately $183 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of March 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 8, 2024 (“2023 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2023 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

CYBERSECURITY AND TECHNOLOGY RISKS

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

The techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are constantly evolving. In some circumstances, these attempts may not be recognized or detected until after they have been launched against a target. Unauthorized parties continuously attempt to gain access to our systems or facilities through various means, including through hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees, vendor and partner personnel and customers) into disclosing user names, passwords, payment card information, multi-factor authentication application access or other sensitive information used to gain access to such systems or facilities. This information may, in turn, be used to access our customers’ confidential personal or proprietary information and financial instrument data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. This information may also be used to execute fraudulent transactions or otherwise engage in fraudulent actions. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner or that are part of our information technology supply chain, are becoming increasingly sophisticated and complex, may be difficult to detect, and could compromise the confidentiality, availability, and integrity of the data in our systems, as well as the systems themselves.

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

Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information stored by us or our direct payment card processing vendors, we could be liable to the payment card issuing banks, including for their cost of issuing new cards and related expenses. We have experienced, and may experience in the future, breaches involving customer information for which we have notified, and may notify, regulators, customers and other third parties. These or other cybersecurity breaches and other exploited security vulnerabilities have subjected us and could further subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties. While we maintain insurance policies intended to help offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by security breaches and other damage to or unavailability of our systems.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, (generative) artificial intelligence, machine learning, cryptocurrency, and blockchain technology. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws relating to our collection, use, storage, transfer, or sharing of customer data with third parties could result in proceedings or actions against us by data protection authorities, other government agencies, or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of Europe Economic Area individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. While PayPal intends to continue to rely on Binding Corporate Rule and SCCs and will evaluate the circumstances under which additional mechanisms, such as the Data Privacy Framework may be leveraged for transfers of personal data to the U.S., we may be subject to regulatory enforcement actions if our approach is deemed to be noncompliant.

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

We are subject to the risk that account holders who use our credit products will default on their payment obligations. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans. Further, laws or regulations may limit the assessment of late fees or penalties on certain credit products, which could negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit products. Any deterioration in the performance of loans facilitated through our platform or unexpected losses on such loans may increase the risk of potential charge-offs, increase our allowance for loans and interest receivable, negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit products, and materially and adversely affect our financial condition and results of operations.

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

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2024 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of December 31, 2023				$10,859
January 1, 2024 through January 31, 2024	—	$—	—	10,859
February 1, 2024 through February 29, 2024	16.3	$59.07	16.3	9,896
March 1, 2024 through March 31, 2024	9.1	$59.39	9.1	9,358
Balance as of March 31, 2024	25.4		25.4	$9,358
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+	Letter agreement by and between PayPal Holdings, Inc. and Aaron Webster, dated February 5, 2024	-	-	X
10.02+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	April 30, 2024	By:	/s/ Alex Chriss
Alex Chriss
President, Chief Executive Officer and Director

Principal Financial Officer and Principal Accounting Officer:

Date:	April 30, 2024	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial Officer

