Form 10-Q
period 2024-06-30
PayPal Holdings, Inc.
filed 2024-07-30
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.
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
(408) 967-7000
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
Yes ☐ No  ☒
As of July 24, 2024, there were 1,022,333,393 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,701	$9,081
Short-term investments	5,915	4,979
Accounts receivable, net	987	1,069
Loans and interest receivable, held for sale	369	563
Loans and interest receivable, net of allowances of $442 and $540 as of June 30, 2024 and December 31, 2023, respectively	5,319	5,433
Funds receivable and customer accounts	38,727	38,935
Prepaid expenses and other current assets	3,954	2,509
Total current assets	62,972	62,569
Long-term investments	4,653	3,273
Property and equipment, net	1,459	1,488
Goodwill	10,816	11,026
Intangible assets, net	403	537
Other assets	3,713	3,273
Total assets	$84,016	$82,166
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133	$139
Funds payable and amounts due to customers	41,727	41,935
Accrued expenses and other current liabilities	8,853	6,392
Total current liabilities	50,713	48,466
Other long-term liabilities	2,954	2,973
Long-term debt	9,727	9,676
Total liabilities	63,394	61,115
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,032 and 1,072 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 294 and 245 shares as of June 30, 2024 and December 31, 2023, respectively	(24,064)	(21,045)
Additional paid-in-capital	20,163	19,642
Retained earnings	25,216	23,200
Accumulated other comprehensive income (loss)	(693)	(746)
Total equity	20,622	21,051
Total liabilities and equity	$84,016	$82,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data)
	(Unaudited)
Net revenues	$7,885	$7,287	$15,584	$14,327
Operating expenses:
Transaction expense	3,942	3,541	7,859	6,824
Transaction and credit losses	335	398	656	840
Customer support and operations	436	492	890	980
Sales and marketing	446	465	867	901
Technology and development	718	743	1,460	1,464
General and administrative	570	491	1,034	998
Restructuring and other	113	24	325	188
Total operating expenses	6,560	6,154	13,091	12,195
Operating income	1,325	1,133	2,493	2,132
Other income (expense), net	74	170	115	245
Income before income taxes	1,399	1,303	2,608	2,377
Income tax expense	271	274	592	553
Net income (loss)	$1,128	$1,029	$2,016	$1,824

Net income (loss) per share:
Basic	$1.08	$0.93	$1.91	$1.63
Diluted	$1.08	$0.92	$1.90	$1.62

Weighted average shares:
Basic	1,042	1,111	1,053	1,120
Diluted	1,047	1,114	1,060	1,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
	(Unaudited)
Net income (loss)	$1,128	$1,029	$2,016	$1,824
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(125)	(216)	(268)	(236)
Net investment hedges CTA gains, net	100	169	199	196
Tax expense on net investment hedges CTA gains, net	(24)	(39)	(47)	(45)
Unrealized gains (losses) on cash flow hedges, net	3	(23)	99	(134)
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	—	1	(5)	7
Unrealized gains on available-for-sale debt securities, net	15	13	98	188
Tax expense on unrealized gains on available-for-sale debt securities, net	(3)	(3)	(23)	(44)
Other comprehensive income (loss), net of tax	(34)	(98)	53	(68)
Comprehensive income (loss)	$1,094	$931	$2,069	$1,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	888	888
Foreign CTA	—	—	—	(143)	—	(143)
Net investment hedges CTA gains, net	—	—	—	99	—	99
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	96	—	96
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	(5)
Unrealized gains on available-for-sale debt securities, net	—	—	—	83	—	83
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(20)	—	(20)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(193)	—	—	(193)
Common stock repurchased	(25)	(1,511)	—	—	—	(1,511)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	376	—	—	376
Balances at March 31, 2024	1,053	$(22,552)	$19,825	$(659)	$24,088	$20,702
Net income	—	—	—	—	1,128	1,128
Foreign CTA	—	—	—	(125)	—	(125)
Net investment hedges CTA gains, net	—	—	—	100	—	100
Tax expense on net investment hedges CTA gains, net	—	—	—	(24)	—	(24)
Unrealized gains on cash flow hedges, net	—	—	—	3	—	3
Unrealized gains on available-for-sale debt securities, net	—	—	—	15	—	15
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	3	—	13	—	—	13
Common stock repurchased	(24)	(1,516)	—	—	—	(1,516)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	325	—	—	325
Balances at June 30, 2024	1,032	$(24,064)	$20,163	$(693)	$25,216	$20,622

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	795	795
Foreign CTA	—	—	—	(20)	—	(20)
Net investment hedges CTA gains, net	—	—	—	27	—	27
Tax expense on net investment hedges CTA gains, net	—	—	—	(6)	—	(6)
Unrealized losses on cash flow hedges, net	—	—	—	(111)	—	(111)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	6	—	6
Unrealized gains on available-for-sale debt securities, net	—	—	—	175	—	175
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(41)	—	(41)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	5	—	(157)	—	—	(157)
Common stock repurchased	(19)	(1,443)	—	—	—	(1,443)
Stock-based compensation	—	—	359	—	—	359
Balances at March 31, 2023	1,122	$(17,522)	$18,529	$(898)	$19,749	$19,858
Net income	—	—	—	—	1,029	1,029
Foreign CTA	—	—	—	(216)	—	(216)
Net investment hedges CTA gains, net	—	—	—	169	—	169
Tax expense on net investment hedges CTA gains, net	—	—	—	(39)	—	(39)
Unrealized losses on cash flow hedges, net	—	—	—	(23)	—	(23)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	1
Unrealized gains on available-for-sale-debt securities, net	—	—	—	13	—	13
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued and assumed, net of shares withheld for employee taxes	2	—	39	—	—	39
Common stock repurchased	(22)	(1,542)	—	—	—	(1,542)
Stock-based compensation	—	—	375	—	—	375
Balances at June 30, 2023	1,102	$(19,064)	$18,943	$(996)	$20,778	$19,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,016	$1,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	656	840
Depreciation and amortization	528	539
Stock-based compensation	663	708
Deferred income taxes	29	(146)
Net (gains) losses on strategic investments	55	(181)
Accretion of discounts on investments, net of amortization of premiums	(197)	(162)
Adjustments to loans and interest receivable, held for sale	64	34
Other	(42)	(114)
Originations of loans receivable, held for sale	(11,065)	(1,521)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	11,175	302
Changes in assets and liabilities:
Accounts receivable	82	36
Accounts payable	(11)	(12)
Other assets and liabilities	(511)	(1,177)
Net cash provided by operating activities	3,442	970
Cash flows from investing activities:
Purchases of property and equipment	(311)	(320)
Proceeds from sales of property and equipment	—	40
Purchases and originations of loans receivable	(9,961)	(15,167)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	9,760	15,990
Purchases of investments	(16,004)	(10,523)
Maturities and sales of investments	14,241	10,742
Funds receivable	(1,367)	759
Collateral posted related to derivative instruments, net	75	(11)
Other	(100)	83
Net cash (used in) provided by investing activities	(3,667)	1,593
Cash flows from financing activities:
Proceeds from issuance of common stock	55	82
Purchases of treasury stock	(3,002)	(2,961)
Tax withholdings related to net share settlements of equity awards	(230)	(200)
Borrowings under financing arrangements	1,414	720
Repayments under financing arrangements	(411)	(942)
Funds payable and amounts due to customers	(38)	(2,578)
Collateral received related to derivative instruments, net	70	(175)
Other	(20)	—
Net cash used in financing activities	(2,162)	(6,054)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Six Months Ended June 30,
	2024	2023
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(89)	(50)
Net change in cash, cash equivalents, and restricted cash	(2,476)	(3,541)
Cash, cash equivalents, and restricted cash at beginning of period	21,834	19,156
Cash, cash equivalents, and restricted cash at end of period	$19,358	$15,615

Supplemental cash flow disclosures:
Cash paid for interest	$166	$167
Cash paid for income taxes, net	$822	$906

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$7,701	$5,504
Short-term investments	3	11
Funds receivable and customer accounts	11,654	10,100
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$19,358	$15,615

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of June 30, 2024 and December 31, 2023, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of June 30, 2024 and December 31, 2023, the carrying value of our investments in nonconsolidated VIEs was $188 million and $175 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. The investments in nonconsolidated VIEs are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of June 30, 2024 and December 31, 2023.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 8, 2024.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2024.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are required to apply these amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. Based on our current crypto asset holdings and fair value, the adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Primary geographical markets
U.S.	$4,550	$4,210	$9,017	$8,357
Other countries(1)	3,335	3,077	6,567	5,970
Total net revenues(2)	$7,885	$7,287	$15,584	$14,327

Revenue category
Transaction revenues	$7,153	$6,556	$14,187	$12,920
Revenues from other value added services	732	731	1,397	1,407
Total net revenues(2)	$7,885	$7,287	$15,584	$14,327
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $520 million and $452 million for the three months ended June 30, 2024 and 2023, respectively, and $988 million and $903 million for the six months ended June 30, 2024 and 2023, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable, held for sale, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,128	$1,029	$2,016	$1,824
Denominator:
Weighted average shares of common stock - basic	1,042	1,111	1,053	1,120
Dilutive effect of equity incentive awards	5	3	7	4
Weighted average shares of common stock - diluted	1,047	1,114	1,060	1,124
Net income (loss) per share:
Basic	$1.08	$0.93	$1.91	$1.63
Diluted	$1.08	$0.92	$1.90	$1.62
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	12	25	14	19

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations or divestitures completed in the three and six months ended June 30, 2024 and 2023.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2024:

	December 31, 2023	Goodwill Acquired	Adjustments	June 30, 2024
	(In millions)
Total goodwill	$11,026	$—	$(210)	$10,816

The adjustments to goodwill during the six months ended June 30, 2024 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	June 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,490	$(1,181)	$309	7	$1,546	$(1,140)	$406	7
Marketing related	378	(352)	26	5	387	(350)	37	5
Developed technology	1,008	(1,005)	3	3	1,013	(999)	14	3
All other	429	(364)	65	7	433	(353)	80	7
Intangible assets, net	$3,305	$(2,902)	$403		$3,379	$(2,842)	$537

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amortization expense for intangible assets was $52 million and $58 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $108 million and $115 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, in the three months ended June 30, 2023, we retired approximately $8 million of fully amortized intangible assets, all of which were included in developed technology; and in the six months ended June 30, 2023, we retired approximately $92 million of fully amortized intangible assets, of which $65 million and $27 million were included in customer lists and user base and developed technology, respectively.

Expected future intangible asset amortization as of June 30, 2024 was as follows (in millions):

Fiscal years:
Remaining 2024	$83
2025	142
2026	86
2027	52
2028	40
Total	$403

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating lease expense	$39	$39	$76	$80
Sublease income	(3)	(2)	(6)	(4)
Total lease expense, net(1)	$36	$37	$70	$76
(1) During the three and six months ended June 30, 2024, finance lease expense was de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Supplemental cash flow information related to leases during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$43	$85	$86
Financing cash flows from finance leases	$20	$—	$20	$—
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$134	$23	$277	$22
ROU lease assets obtained in exchange for new finance lease liabilities	$39	$—	$55	$—
Other non-cash ROU lease asset activity(1)	$—	$(4)	$—	$(25)
(1) ROU lease asset impairment. Refer to “Note 17—Restructuring and Other” for further details.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024		December 31, 2023
	(In millions, except weighted-average figures)
	Operating leases(1)	Finance leases(2)	Operating leases(1)	Finance leases(2)
ROU lease assets	$603	$53	$390	$—
Current lease liabilities	129	20	144	—
Long-term lease liabilities	632	15	416	—
Total lease liabilities	$761	$35	$560	$—
Weighted-average remaining lease term	5.8 years	4.8 years	5.0 years	—
Weighted-average discount rate	4%	5%	4%	—%
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

Future minimum lease payments for our leases as of June 30, 2024 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2024	$76	$16
2025	162	6
2026	160	5
2027	139	5
2028	92	5
Thereafter	236	—
Total	$865	$37
Less: present value discount	(104)	(2)
Lease liability	$761	$35

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

As of June 30, 2024, we have additional operating leases, primarily for data centers, which will commence in the third quarter of 2024 or later with minimum lease payments aggregating to $4 million and lease terms ranging from one to five years. As of June 30, 2024, we have additional finance leases for computer equipment, which will commence in the third quarter of 2024 or later with minimum lease payments aggregating to $21 million and lease terms of five years.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, convert, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, Litecoin, and PayPal USD stablecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of June 30, 2024, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreements.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. We also recognize a corresponding safeguarding asset, which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using quoted prices for the underlying crypto assets on the active exchange that we have identified as the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of June 30, 2024 and December 31, 2023, the Company had not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Bitcoin	$1,459	$741
Ethereum	870	412
Other	100	88
Crypto asset safeguarding liability	$2,429	$1,241
Crypto asset safeguarding asset	$2,429	$1,241

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$40	$(51)	$(874)	$290	$(64)	$(659)
Other comprehensive income (loss) before reclassifications	25	16	(125)	100	(27)	(11)
Less: Amount of net gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	22	1	—	—	—	23
Net current period other comprehensive income (loss)	3	15	(125)	100	(27)	(34)
Ending balance	$43	$(36)	$(999)	$390	$(91)	$(693)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$—	$(416)	$(595)	$26	$87	$(898)
Other comprehensive income (loss) before reclassifications	11	13	(216)	169	(41)	(64)
Less: Amount of net gain (loss) reclassified from AOCI	34	—	—	—	—	34
Net current period other comprehensive income (loss)	(23)	13	(216)	169	(41)	(98)
Ending balance	$(23)	$(403)	$(811)	$195	$46	$(996)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	121	57	(268)	199	(75)	34
Less: Amount of net gain (loss) reclassified from AOCI	22	(41)	—	—	—	(19)
Net current period other comprehensive income (loss)	99	98	(268)	199	(75)	53
Ending balance	$43	$(36)	$(999)	$390	$(91)	$(693)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(24)	163	(236)	196	(82)	17
Less: Amount of net gain (loss) reclassified from AOCI	110	(25)	—	—	—	85
Net current period other comprehensive income (loss)	(134)	188	(236)	196	(82)	(68)
Ending balance	$(23)	$(403)	$(811)	$195	$46	$(996)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net gains (losses) on cash flow hedges—foreign currency exchange contracts	$22	$34	$22	$110	Net revenues
Net gains (losses) on investments	1	—	(41)	(23)	Net revenues
Net gains (losses) on investments	—	—	—	(2)	Other income (expense), net
	23	34	(19)	85	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$23	$34	$(19)	$85	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Interest income	$165	$116	$331	$224
Interest expense	(93)	(87)	(179)	(174)
Net gains (losses) on strategic investments	(6)	133	(55)	181
Other	8	8	18	14
Other income (expense), net	$74	$170	$115	$245

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS
The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents(1)	$7,701	$9,081
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$11,654	$12,750
Time deposits	73	82
Available-for-sale debt securities	15,368	15,708
Funds receivable	11,632	10,395
Total funds receivable and customer accounts	$38,727	$38,935
Short-term investments:
Time deposits	$236	$128
Available-for-sale debt securities	5,676	4,848
Restricted cash	3	3
Total short-term investments	$5,915	$4,979
Long-term investments:
Time deposits	$30	$45
Available-for-sale debt securities	2,771	1,391
Strategic investments	1,852	1,837
Total long-term investments	$4,653	$3,273
(1) Includes $85 million and $777 million of available-for-sale debt securities with original maturities of three months or less as of June 30, 2024 and December 31, 2023, respectively.
(2) Includes $51 million and $399 million of available-for-sale debt securities with original maturities of three months or less as of June 30, 2024 and December 31, 2023, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2024 and December 31, 2023, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2024(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$85	$—	$—	$85
Funds receivable and customer accounts:
U.S. government and agency securities	7,183	3	(21)	7,165
Foreign government and agency securities	73	—	—	73
Corporate debt securities	385	—	—	385
Mortgage-backed and asset-backed securities	3,102	5	(2)	3,105
Municipal securities	793	—	(3)	790
Commercial paper	3,338	—	(2)	3,336
Short-term investments:
U.S. government and agency securities	894	—	(10)	884
Foreign government and agency securities	174	—	(1)	173
Corporate debt securities	1,335	—	(5)	1,330
Mortgage-backed and asset-backed securities	653	3	(2)	654
Commercial paper	2,635	1	(1)	2,635
Long-term investments:
U.S. government and agency securities	230	—	—	230
Foreign government and agency securities	203	—	(2)	201
Corporate debt securities	1,476	3	(2)	1,477
Mortgage-backed and asset-backed securities	863	1	(1)	863
Total available-for-sale debt securities(2)	$23,422	$16	$(52)	$23,386
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $146 million and $101 million at June 30, 2024 and December 31, 2023, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2024 and December 31, 2023, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2024(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,232	$(6)	$1,551	$(15)	$5,783	$(21)
Foreign government and agency securities	72	—	1	—	73	—
Corporate debt securities	125	—	—	—	125	—
Mortgage-backed and asset-backed securities	1,098	(2)	11	—	1,109	(2)
Municipal securities	448	(2)	247	(1)	695	(3)
Commercial paper	2,178	(2)	—	—	2,178	(2)
Short-term investments:
U.S. government and agency securities	138	—	402	(10)	540	(10)
Foreign government and agency securities	55	—	118	(1)	173	(1)
Corporate debt securities	349	—	416	(5)	765	(5)
Mortgage-backed and asset-backed securities	159	—	109	(2)	268	(2)
Commercial paper	1,519	(1)	—	—	1,519	(1)
Long-term investments:
U.S. government and agency securities	230	—	—	—	230	—
Foreign government and agency securities	108	(1)	33	(1)	141	(2)
Corporate debt securities	451	(1)	33	(1)	484	(2)
Mortgage-backed and asset-backed securities	395	(1)	—	—	395	(1)
Total available-for-sale debt securities	$11,557	$(16)	$2,921	$(36)	$14,478	$(52)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the three months ended June 30, 2024, we received $8.9 billion in proceeds from the sale and maturity of available-for-sale debt securities, incurring gross realized gains and losses which were de minimis. During the six months ended June 30, 2024, we received $20.2 billion in proceeds from the sale and maturity of available-for-sale debt securities, incurring gross realized losses of $42 million and gains which were de minimis. During the three months ended June 30, 2023, we received $5.0 billion in proceeds from the sale and maturity of available-for-sale debt securities, incurring gross realized gains and losses which were de minimis. During the six months ended June 30, 2023, we received $11.4 billion in proceeds from the sale and maturity of available-for-sale debt securities, incurring gross realized losses of $25 million and gains which were de minimis. Gross realized gains and losses were determined using the specific identification method.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2024
	Amortized Cost	Fair Value
	(In millions)
One year or less	$13,538	$13,505
After one year through five years	6,376	6,370
After five years through ten years	3,103	3,106
After ten years	405	405
Total	$23,422	$23,386
Actual maturities may differ from contractual maturities as certain securities may be prepaid.

Supplemental cash flow information related to investments

Non-cash investing transactions that are not reflected in the condensed consolidated statement of cash flows for the six months ended June 30, 2024 include the purchase of investments, net of sale, not yet settled of $126 million.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $15 million and $24 million as of June 30, 2024 and December 31, 2023, respectively.

Our non-marketable equity securities are recorded in long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.8 billion as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, we had non-marketable equity securities of $202 million and $182 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Carrying amount, beginning of period	$1,624	$1,680	$1,631	$1,687
Adjustments related to non-marketable equity securities:
Net additions(1)	25	10	65	26
Gross unrealized gains	3	1	3	23
Gross unrealized losses and impairments	(17)	—	(64)	(45)
Carrying amount, end of period	$1,635	$1,691	$1,635	$1,691
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	(In millions)
Cumulative gross unrealized gains	$1,171	$1,168
Cumulative gross unrealized losses and impairments	$(346)	$(283)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net unrealized gains (losses)	$(19)	$136	$(70)	$188

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
U.S. government and agency securities	$85	$—	$85
Short-term investments(2):
U.S. government and agency securities	884	—	884
Foreign government and agency securities	173	—	173
Corporate debt securities	1,330	—	1,330
Mortgage-backed and asset-backed securities	654	—	654
Commercial paper	2,635	—	2,635
Total short-term investments	5,676	—	5,676
Funds receivable and customer accounts(3):
U.S. government and agency securities	7,165	—	7,165
Foreign government and agency securities	564	—	564
Corporate debt securities	459	—	459
Mortgage-backed and asset-backed securities	3,105	—	3,105
Municipal securities	790	—	790
Commercial paper	3,336	—	3,336
Total funds receivable and customer accounts	15,419	—	15,419
Derivatives(4)	423	—	423
Crypto asset safeguarding asset(4)	2,429	—	2,429
Long-term investments(2),(5):
U.S. government and agency securities	230	—	230
Foreign government and agency securities	201	—	201
Corporate debt securities	1,477	—	1,477
Mortgage-backed and asset-backed securities	863	—	863
Marketable equity securities	15	15	—
Total long-term investments	2,786	15	2,771
Total financial assets	$26,818	$15	$26,803
Liabilities:
Derivatives(4)	$43	$—	$43
Crypto asset safeguarding liability(4)	2,429	—	2,429
Total financial liabilities	$2,472	$—	$2,472
(1) Excludes cash of $7.6 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $3 million and time deposits of $266 million not measured and recorded at fair value.
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

As of June 30, 2024 and December 31, 2023, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$569	$565	$625	$618

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Funds receivable and customer accounts	$(8)	$4	$(15)	$11

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of June 30, 2024 and December 31, 2023 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively:

	June 30, 2024	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$369	$369	$—
Non-marketable equity securities measured using the Measurement Alternative(1)	56	10	46
Total	$425	$379	$46
(1) Excludes non-marketable equity securities of $1.6 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2024.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $513 million and fair value of approximately $472 million as of June 30, 2024. Our notes receivable had a carrying value of approximately $513 million and fair value of approximately $474 million as of December 31, 2023. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $11.7 billion and fair value of approximately $10.9 billion as of June 30, 2024. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.6 billion and fair value of approximately $10.0 billion as of December 31, 2023. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of June 30, 2024, we estimated that $43 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2024 and 2023, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of June 30, 2024 and December 31, 2023 was as follows:

	Balance Sheet Location	June 30, 2024	December 31, 2023
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$105	$7
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	268	77
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	50	57
Total derivative assets		$423	$141

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$13	$64
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	30	67
Total derivative liabilities		$43	$131

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our foreign currency exchange contracts represented a potential offset to both assets and liabilities of $30 million as of June 30, 2024 and $38 million as of December 31, 2023.

We have entered into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The following table provides the collateral posted and received:

	June 30, 2024	December 31, 2023
	(In millions)
Cash collateral posted(1)	$5	$80
Cash collateral received(2)	$76	$6
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,
	2024		2023
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,885	$74	$7,287	$170

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign currency exchange contracts reclassified from AOCI	22	—	34	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign currency exchange contracts excluded from the assessment of effectiveness	—	21	—	29
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign currency exchange contracts	—	(16)	—	(81)
Total net gains (losses)	$22	$5	$34	$(52)

	Six Months Ended June 30,
	2024		2023
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$15,584	$115	$14,327	$245

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	22	—	110	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	41	—	59
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	5	—	(156)
Total net gains (losses)	$22	$46	$110	$(97)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$25	$11	$121	$(24)
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	100	169	199	196
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$125	$180	$320	$172

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

	June 30, 2024	December 31, 2023
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,828	$6,767
Foreign exchange contracts not designated as hedging instruments	12,432	14,025
Total	$19,260	$20,792

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

As of June 30, 2024 and December 31, 2023, loans and interest receivable, held for sale was $369 million and $563 million, respectively. During the six months ended June 30, 2024, we sold $9.6 billion of loans and interest receivable in connection with this agreement.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2024 and 2023, we purchased approximately $217 million and $514 million in consumer receivables, respectively. As of June 30, 2024 and December 31, 2023, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.6 billion and $4.8 billion, respectively, net of the participation interest sold to the partner institution of $14 million for both periods.

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

June 30, 2024
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2024	2023	2022	2021	2020	Total	Percent
Consumer loans and interest receivable:
Current	$2,257	$1,515	$522	$113	$—	$—	$4,407	96.1%
30 - 59 Days	30	19	9	2	—	—	60	1.3%
60 - 89 Days	18	13	8	2	—	—	41	0.9%
90 - 179 Days	39	14	20	3	—	—	76	1.7%
Total	$2,344	$1,561	$559	$120	$—	$—	$4,584	100%
Gross charge-offs for the six months ended June 30, 2024	$69	$—	$98	$11	$—	$—	$178

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$357	$23	$380	$322	$25	$347
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	—	—	—	(33)	—	(33)
Provisions	106	10	116	182	13	195
Charge-offs	(165)	(13)	(178)	(154)	(15)	(169)
Recoveries	25	—	25	18	—	18
Other(2)	(11)	—	(11)	2	1	3
Ending balance	$312	$20	$332	$337	$24	$361
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale.
(2) Includes amounts related to foreign currency remeasurement.

The provision for the six months ended June 30, 2024 for our consumer receivable portfolio was primarily attributable to loan originations during the period for installment loans in Japan and revolving loans in the U.K. Qualitative adjustments were made to account for limitations in our current expected credit loss models due to uncertain macroeconomic conditions and financial health of our borrowers.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2024 and 2023, we purchased approximately $774 million and $975 million in merchant receivables, respectively. As of June 30, 2024 and December 31, 2023, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.2 billion, net of the participation interest sold to the partner institution of $43 million and $44 million, respectively.

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

June 30, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$832	$170	$30	$2	$13	$8	$1,055	89.6%
30 - 59 Days	19	25	7	—	1	1	53	4.5%
60 - 89 Days	5	13	5	—	1	—	24	2.0%
90 - 179 Days	4	25	8	1	1	—	39	3.3%
180+ Days	—	3	3	—	—	—	6	0.6%
Total	$860	$236	$53	$3	$16	$9	$1,177	100%
Gross charge-offs for the six months ended June 30, 2024	$—	$56	$31	$2	$4	$1	$94

December 31, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$925	$74	$3	$22	$14	$1,038	87.0%
30 - 59 Days	37	16	2	2	1	58	4.9%
60 - 89 Days	16	12	1	1	1	31	2.5%
90 - 179 Days	27	28	1	1	1	58	4.9%
180+ Days	2	4	1	—	1	8	0.7%
Total	$1,007	$134	$8	$26	$18	$1,193	100%
Gross charge-offs for the year ended December 31, 2023	$38	$228	$14	$16	$4	$300

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the six months ended June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$148	$12	$160	$230	$18	$248
Provisions	31	(1)	30	107	21	128
Charge-offs	(89)	(5)	(94)	(117)	(15)	(132)
Recoveries	14	—	14	12	—	12
Ending balance	$104	$6	$110	$232	$24	$256

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The provision for the six months ended June 30, 2024 was primarily attributable to loan originations during the period partially offset by improvement in credit quality of the PPBL portfolio. Qualitative adjustments were made due to uncertainty around the financial health of our borrowers, including the effectiveness of loan modification programs made available to merchants.

The decrease in charge-offs for the six months ended June 30, 2024 compared to the same period of the prior year was due to the decrease in originations in the second half of 2023 and improvement in credit quality of the PPBL portfolio.

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

NOTE 12—DEBT

FIXED RATE NOTES

In May 2024, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2024.

In June 2023, May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $559 million as of June 30, 2024), $3.0 billion, $4.0 billion and $5.0 billion, respectively.

The notes issued from the May 2024, June 2023, May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” We may redeem the Notes in whole, at any time, or in part (except for the June 2023 notes), from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, acquisitions of businesses, assets, or strategic investments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2024 and December 31, 2023, we had an outstanding aggregate principal amount of $11.8 billion and $10.6 billion, respectively, related to the Notes. The following table summarizes the Notes outstanding:

	Maturities	Effective Interest Rate	June 30, 2024	December 31, 2023
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$1,250	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	186	213
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	143	163
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	230	262

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	—
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	—
Total term debt			$11,809	$10,638

Unamortized premium (discount) and issuance costs, net			(82)	(68)
Less: current portion of term debt(2)			(2,435)	(1,249)
Total carrying amount of term debt			$9,292	$9,321
(1) Principal amounts represent the U.S. dollar equivalent as of June 30, 2024 and December 31, 2023, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $90 million and $174 million for the three and six months ended June 30, 2024, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $83 million and $166 million for the three and six months ended June 30, 2023, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $559 million as of June 30, 2024). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of June 30, 2024 and December 31, 2023, ¥70.0 billion (approximately $435 million) and ¥50.0 billion (approximately $355 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At June 30, 2024, ¥20.0 billion (approximately $124 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing. During the three and six months ended June 30, 2024 and 2023, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Other available facilities

As of June 30, 2024 and December 31, 2023, we had short-term borrowings of nil and $359 million, respectively, due to bank overdrafts, which were recorded in accrued expenses and other liabilities on our condensed consolidated balance sheets. The weighted average interest rate on the borrowing was 7.92% as of December 31, 2023. We repaid $400 million of borrowings due to bank overdrafts during the six months ended June 30, 2024. The total interest expense and fees we recorded related to the borrowings were de minimis.

FUTURE PRINCIPAL PAYMENTS

As of June 30, 2024, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2024	$1,250
2025	1,186
2026	1,393
2027	500
2028	230
Thereafter	7,250
Total	$11,809

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of June 30, 2024. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Any failure to comply with the enforceable undertaking could result in penalties or require us to change our business practices.

In February 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) related to PayPal’s practices relating to commercial customers that submit charges on behalf of other merchants or sellers, and related activities. The CID requests the production of documents and answers to written questions. We are cooperating with the FTC in connection with this CID.

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

We have received CIDs from the Consumer Financial Protection Bureau (“CFPB”) related to investigation and error-resolution obligations under Regulation E, the presentment of transactions to linked bank accounts, and related matters. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in connection with these CIDs.

On November 1, 2023, we received a subpoena from the U.S. SEC Division of Enforcement relating to PayPal USD stablecoin. The subpoena requests the production of documents. We are cooperating with the SEC in connection with this request.

Legal proceedings

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Section 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants have filed a motion to dismiss the PPH Securities Action, which is fully briefed and pending before the court.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On December 20, 2022, a civil lawsuit captioned State of Hawai‘i, by its Office of Consumer Protection, v. PayPal, Inc., and PayPal Holdings, Inc., Case No. 1CCV-22-0001610, was filed in the Circuit Court of the First Circuit of the State of Hawai‘i (the “Hawai‘i Action”). The Hawai‘i Action asserts claims for unfair and deceptive acts and practices under Hawai‘i Revised Statutes Sections 480-2(a) and 481A-3(a). Plaintiff seeks injunctive relief as well as unspecified penalties and other monetary relief. On July 14, 2023, the court denied Defendants’ motion to dismiss the complaint. Trial is scheduled to begin in October 2025.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our consumers (individually or as class actions), merchants or regulators alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or user, product, business or merchant agreements violate applicable law, or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PayPal has participated in the U.S. Government’s Paycheck Protection Program administered by the U.S. Small Business Administration. Loans made under this program were funded by an independent chartered financial institution that we partnered with. We received a fee for providing services in connection with these loans and retained operational and audit risk related to those activities. We have agreed, under certain circumstances, to indemnify the chartered financial institution and its assignee of a portion of these loans in connection with the services provided for loans made under this program.

As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of June 30, 2024, the outstanding balances of the loans sold was $2.5 billion. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At June 30, 2024 and December 31, 2023, the allowance for transaction losses was $59 million and $64 million, respectively. The allowance for negative customer balances was $211 million and $218 million at June 30, 2024 and December 31, 2023, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$267	$318	$282	$278
Provision	259	286	519	586
Realized losses	(286)	(288)	(595)	(553)
Recoveries	30	30	64	35
Ending balance	$270	$346	$270	$346

NOTE 14—STOCK REPURCHASE PROGRAMS

During the six months ended June 30, 2024, we repurchased approximately 49 million shares of our common stock for approximately $3.0 billion at an average cost of $61.30, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of June 30, 2024, a total of approximately $7.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we have reflected the applicable excise tax in treasury stock on our condensed consolidated balance sheets. During the six months ended June 30, 2024, we recorded $25 million in excise tax within treasury stock on our condensed consolidated balance sheets. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the condensed consolidated statement of cash flows until settled.

NOTE 15—STOCK-BASED PLANS

In May 2024, our stockholders approved the authorization of an additional 20 million shares to the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for our equity incentive plans are measured based on their estimated fair value at the time of grant and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Customer support and operations	$55	$76	$123	$148
Sales and marketing	38	45	78	88
Technology and development	108	149	255	297
General and administrative	89	106	176	200
Restructuring and other	22	—	60	—
Total stock-based compensation expense	$312	$376	$692	$733
Capitalized as part of internal use software and website development costs	$33	$13	$45	$24
NOTE 16—INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2024 was 19% and 23%, respectively. Our effective tax rate for the three and six months ended June 30, 2023 was 21% and 23%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign income taxed at different rates and discrete tax adjustments, including tax expense related to stock-based compensation.

Gross unrecognized tax benefits were approximately $2.2 billion as of June 30, 2024 and December 31, 2023. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. We also continue to accrue unrecognized tax benefits for certain recurring tax positions.

NOTE 17—RESTRUCTURING AND OTHER

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three and six months ended June 30, 2024 were $83 million and $258 million, respectively, and included employee severance and benefits costs and stock-based compensation expense, substantially all of which were accrued for as of June 30, 2024.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the six months ended June 30, 2024:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2024	$—
Charges(1)	198
Payments	(135)
Accrued liability as of June 30, 2024(2)	$63
(1) Excludes stock-based compensation expense of $60 million.
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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil in the three and six months ended June 30, 2024 and $4 million and $43 million in the three and six months ended June 30, 2023, respectively, due to exiting of certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. We recognized a gain of $14 million due to the sale of an owned property in the three and six months ended June 30, 2023. We also incurred a loss of $8 million upon designation of an owned property as held for sale in the six months ended June 30, 2023.

During the three and six months ended June 30, 2024, approximately $27 million and $64 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and six months ended June 30, 2023, approximately $34 million of losses were recorded in restructuring and other, which included fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2024	2023		2024	2023
	(In millions, except percentages and per share data)
Net revenues	$7,885	$7,287	8%	$15,584	$14,327	9%
Operating expenses	6,560	6,154	7%	13,091	12,195	7%
Operating income	$1,325	$1,133	17%	$2,493	$2,132	17%
Operating margin	17%	16%	**	16%	15%	**
Other income (expense), net	$74	$170	(56)%	$115	$245	(53)%
Income tax expense	271	274	(1)%	592	553	7%
Effective tax rate	19%	21%	**	23%	23%	**
Net income (loss)	$1,128	$1,029	10%	$2,016	$1,824	11%
Net income (loss) per diluted share	$1.08	$0.92	17%	$1.90	$1.62	17%
Net cash provided by operating activities	$1,525	$(200)	**	$3,442	$970	255%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Net revenues increased $598 million, or 8%, in the three months ended June 30, 2024 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 11%.

Total operating expenses increased $406 million, or 7%, in the three months ended June 30, 2024 compared to the same period of the prior year due primarily to higher transaction expense.

Operating income increased $192 million, or 17%, in the three months ended June 30, 2024 compared to the same period of the prior year due to net revenues growing more than operating expenses. Our operating margin was 17% and 16% in the three months ended June 30, 2024 and 2023, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of higher transaction expense.

Net income increased $99 million, or 10%, in the three months ended June 30, 2024 compared to the same period of the prior year due to the previously discussed increase in operating income of $192 million, partially offset by a decrease in other income (expense), net of $96 million driven by net losses on strategic investments in the current period compared to net gains in the prior period.

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Net revenues increased $1.3 billion, or 9%, in the six months ended June 30, 2024 compared to the same period of the prior year driven primarily by growth in TPV of 12%.

Total operating expenses increased $896 million, or 7%, in the six months ended June 30, 2024 compared to the same period of the prior year due primarily to an increase in transaction expense and, to a lesser extent, restructuring and other, partially offset by a reduction in transaction and credit losses.

Operating income increased $361 million, or 17%, in the six months ended June 30, 2024 compared to the same period of the prior year due to net revenues growing more than operating expenses. Our operating margin was 16% and 15% in the six months ended June 30, 2024 and 2023, respectively, reflecting the positive impact of operating efficiencies in our business, partially offset by the negative impact of an increase in transaction expense.

Net income increased $192 million, or 11%, in the six months ended June 30, 2024 compared to the same period of the prior year due to the previously discussed increase in operating income of $361 million partially offset by a decrease of $130 million in other income (expense), net driven primarily by net losses on strategic investments in the current period compared to net gains in the prior period.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% of our net revenues from customers domiciled outside of the U.S. in each of the periods presented. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2023 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and six months ended June 30, 2024, year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(33)	$(1)
Hedging impact	22	22
(Unfavorable) favorable impact to net revenues	(11)	21
Favorable impact to operating expense	25	12
Net favorable impact to operating income	$14	$33

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

Net revenue analysis

The components of our net revenues for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

Transaction revenues

Transaction revenues grew by $597 million, or 9%, and $1.3 billion, or 10%, in the three and six months ended June 30, 2024 compared to the same periods of the prior year driven primarily by growth in TPV and the number of payment transactions from our Braintree products and services and, to a lesser extent, growth in our core PayPal and Venmo products and services. Transaction revenues for the six months ended June 30, 2024 were also impacted unfavorably by lower net gains due to hedging activities as compared to the same period of the prior year.

The graphs below present the respective key metrics (in millions) for the three and six months ended June 30, 2024 and 2023:
*Reflects active accounts at the end of the applicable period.
Number of payment transactions
TPV
The following table provides a summary of related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2024	2023		2024	2023
Number of payment transactions per active account	60.9	54.7	11%	60.9	54.7	11%
Percent of cross-border TPV	12%	12%	**	12%	12%	**
** Not meaningful

We had active accounts of 429 million and 431 million as of June 30, 2024 and 2023, respectively. Our total number of payment transactions was 6.6 billion and 6.1 billion for the three months ended June 30, 2024 and 2023, respectively, an increase of 8%. Our total number of payment transactions was 13.1 billion for the six months ended June 30, 2024, compared to 11.9 billion in the six months ended June 30, 2023, an increase of 10%. TPV was $417 billion and $377 billion for the three months ended June 30, 2024 and 2023, respectively, an increase of 11%. TPV was $821 billion for the six months ended June 30, 2024 compared to $731 billion in the six months ended June 30, 2023, an increase of 12%.

Transaction revenues growth was lower than the growth in TPV in the three and six months ended June 30, 2024 compared to the same periods in the prior year due primarily to unfavorable changes in mix from core PayPal products and services and unfavorable impact from foreign exchange fees, partially offset by favorable impact from Braintree products and services.

Revenues from other value added services

Revenues from other value added services remained consistent in the three and six months ended June 30, 2024, compared to the same periods in the prior year due primarily to a decline in the revenue share earned from an independent chartered financial institution and interest and fee revenue on our loans receivable portfolio driven by a decrease in receivables related to PayPal Business Loan (“PPBL”) products and consumer long-term interest-bearing installment products, offset by an increase in interest earned on certain assets underlying customer account balances resulting primarily from higher interest rates.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2024	2023		2024	2023
	(In millions, except percentages)
Transaction expense	$3,942	$3,541	11%	$7,859	$6,824	15%
Transaction and credit losses	335	398	(16)%	656	840	(22)%
Customer support and operations	436	492	(11)%	890	980	(9)%
Sales and marketing	446	465	(4)%	867	901	(4)%
Technology and development	718	743	(3)%	1,460	1,464	—%
General and administrative	570	491	16%	1,034	998	4%
Restructuring and other	113	24	371%	325	188	73%
Total operating expenses	$6,560	$6,154	7%	$13,091	$12,195	7%
Transaction expense rate(1)	0.95%	0.94%	**	0.96%	0.93%	**
Transaction and credit loss rate(2)	0.08%	0.11%	**	0.08%	0.11%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

Transaction expense increased by $401 million, or 11%, and $1.0 billion, or 15%, in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 11% and 12% for the three and six months ended June 30, 2024, respectively, as well as unfavorable changes in product mix. The increase in the transaction expense rate for the three and six months ended June 30, 2024 compared to the same periods of the prior year was also attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than our other products and services, partially offset by favorable changes in regional mix, product mix, and certain third-party pricing incentives within our core PayPal products and services. For both the three and six months ended June 30, 2024, approximately 36% of TPV was generated outside of the U.S. For the three and six months ended June 30, 2023, approximately 37% and 36% of TPV, respectively, was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):
Transaction and credit losses decreased by $63 million, or 16%, and $184 million, or 22%, in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year.

Transaction losses were $259 million in the three months ended June 30, 2024 compared to $286 million in the three months ended June 30, 2023, a decrease of $27 million, or 9%. Transaction losses were $519 million in the six months ended June 30, 2024 compared to $586 million in the six months ended June 30, 2023, a decrease of $67 million, or 11%. Transaction loss rate (transaction losses divided by TPV) was 0.06% for the three and six months ended June 30, 2024, compared to 0.08% for the three and six months ended June 30, 2023. The decrease in transaction losses and the associated transaction loss rate in the three and six months ended June 30, 2024 compared to the same periods of the prior year was primarily due to recoveries and lower losses from our Venmo products and services resulting from fewer fraud events in the current period.

Credit losses decreased by $36 million and $117 million in the three and six months ended June 30, 2024 compared to the same periods of the prior year. The components of credit losses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net charge-offs(1)	$91	$134	$214	$244
Reserve (release) build (2)	(15)	(22)	(77)	10
Credit losses	$76	$112	$137	$254
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve (release) build represents change in allowance for principal receivables excluding foreign currency remeasurement.

The provision in the three and six months ended June 30, 2024 was attributable to loan originations partially offset by improvement in credit quality of loans outstanding. The provision in the three and six months ended June 30, 2023 was attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding, partially offset by the reversal of reserve associated with the reclassification of certain receivables to held for sale at that point in time. During the periods presented, allowances for our merchant and consumer portfolios included qualitative adjustments due to uncertain macroeconomic conditions, financial health of our borrowers, and effectiveness of loan modification programs made available to merchants.

Consumer loan portfolio

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). As of June 30, 2024 and 2023, loans and interest receivable, held for sale was $369 million and $1.9 billion, respectively, representing the portion of our installment consumer receivables that we intend to sell.

The consumer loans and interest receivable balance as of June 30, 2024 and 2023 was $4.6 billion and $4.5 billion, respectively, net of participation interest sold, representing an increase of 2%. The increase was driven primarily by growth in our installment credit products in Japan and our revolving credit product in the U.K., partially offset by a decline in our installment credit products in Germany due to the forward flow arrangement with the global investment firm as well as a decrease in our interest-bearing installment credit product in the U.S.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2024	2023
Percent of consumer loans and interest receivable current	96.1%	95.5%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.7%	2.0%
Net charge-off rate(2)	5.2%	5.0%

(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended June 30, 2024 and 2023, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to declining performance, a number of risk mitigation strategies were implemented in the third quarter of 2023, which reduced originations for our U.S. interest-bearing installment product. In response to changing portfolio performance, we continue to evaluate and modify our acceptable risk parameters. Such changes in the second quarter of 2024, combined with enhanced risk monitoring, have resulted in increased U.S. interest-bearing installment loan originations over the three months ended June 30, 2024.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, interest, and fees receivable outstanding, net of participation interest sold, as of June 30, 2024 and 2023 was $1.2 billion and $1.7 billion, respectively, reflecting a decline of 29% attributable to a decrease in originations related to our PPBL product in the U.S.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2024	2023
Percent of merchant loans, advances, and interest and fees receivable current	89.6%	86.5%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	3.9%	7.1%
Net charge-off rate(2)	10.7%	13.3%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended June 30, 2024 and 2023, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The increase in the percent of current merchant receivables and decrease in percent of merchant receivables greater than 90 days outstanding and the net charge-off rate for merchant receivables at June 30, 2024 as compared to June 30, 2023 was due primarily to the improvement in the credit quality of the PPBL portfolio.

In response to declining performance, a number of risk mitigation strategies were implemented throughout 2023, which reduced originations for our PPBL product. In response to changing portfolio performance, we continue to evaluate and modify our acceptable risk parameters. Such changes in 2024, combined with enhanced risk monitoring, have resulted in an increase in PPBL originations over the six months ended June 30, 2024.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

Customer support and operations expenses decreased by $56 million, or 11%, and $90 million, or 9%, in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year due primarily to a decline in employee-related costs associated with headcount reduction. The decline in customer support and operations expenses in the six months ended June 30, 2024 was also impacted by a decline in other costs incurred related to delivery of our products, including payment devices, warehouses, and shipping, and a decline in contractors and consulting costs, partially offset by an increase in customer onboarding and compliance costs.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

Sales and marketing expenses decreased by $19 million, or 4%, and $34 million, or 4%, in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year. The decline in the three months ended June 30, 2024 was due primarily to lower employee-related costs associated with lower commissions. The decline in sales and marketing expenses in the six months ended June 30, 2024 was primarily attributable to lower spending on marketing campaigns and user incentives, partially offset by higher revenue share to our partners.

We expect sales and marketing expenses to increase in the second half of 2024 as we invest in brand advertising and marketing campaigns.

Technology and development

Technology and development expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

Technology and development expenses decreased by $25 million, or 3%, and $4 million, or relatively flat, in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year due primarily to a decline in employee-related costs associated with headcount reduction. The decline in technology and development expenses in the six months ended June 30, 2024 was offset by increases in cloud computing services utilized in delivering our products and services, amortization expense associated with internally developed software, and software maintenance costs.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

General and administrative expenses increased by $79 million, or 16%, and $36 million, or 4%, in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year due primarily to an increase in indirect tax expense, a contingency reserve, and professional services expense. The increase in general and administrative expenses in the six months ended June 30, 2024 was partially offset by declines in facilities expense and depreciation expense.

Restructuring and other

Restructuring and other for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

Restructuring and other increased by $89 million and $137 million in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three and six months ended June 30, 2024 were $83 million and $258 million, respectively, and included employee severance and benefits costs and stock-based compensation expense, substantially all of which were accrued for as of June 30, 2024. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $565 million, including approximately $150 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil in the three and six months ended June 30, 2024 and $4 million and $43 million in the three and six months ended June 30, 2023, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements. We recognized a gain of $14 million due to the sale of an owned property in the three and six months ended June 30, 2023. In the six months ended June 30, 2023, we also incurred a loss of $8 million upon designation of an owned property as held for sale in that period.

During the three and six months ended June 30, 2024, approximately $27 million and $64 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and six months ended June 30, 2023, approximately $34 million of losses were recorded in restructuring and other, which included fair value adjustments in order to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net decreased $96 million and $130 million in the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year due primarily to net losses on strategic investments in the current period compared to net gains in the prior period, partially offset by higher interest income resulting from an increase in cash balances year over year.

Income tax expense

Our effective income tax rate was 19% and 21% for the three months ended June 30, 2024 and 2023, respectively, and 23% for both the six months ended June 30, 2024 and 2023. The decrease in our effective income tax rate for the three months ended June 30, 2024 compared to the same period of the prior year was due primarily to discrete tax adjustments.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$16,414	$15,493
(1) Excludes assets related to funds receivable and customer accounts of $38.7 billion and $38.9 billion at June 30, 2024 and December 31, 2023, respectively.
(2) Excludes total restricted cash of $3 million at June 30, 2024 and December 31, 2023 and strategic investments of $1.9 billion and $1.8 billion at June 30, 2024 and December 31, 2023, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $8.9 billion and $10.0 billion at June 30, 2024 and December 31, 2023, or 54% and 64% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2023, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$3,442	$970
Investing activities	(3,667)	1,593
Financing activities	(2,162)	(6,054)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(89)	(50)
Net decrease in cash, cash equivalents, and restricted cash	$(2,476)	$(3,541)

Operating activities

The net cash provided by operating activities of $3.4 billion in the six months ended June 30, 2024 was due primarily to operating income of $2.5 billion, as well as adjustments for non-cash expenses including stock-based compensation of $663 million, provision for transaction and credit losses of $656 million, and depreciation and amortization of $528 million. Cash flows from operating activities was also impacted by proceeds from repayments and sales of loans receivable, originally classified as held for sale, of $11.2 billion. These cash inflows from operating activities were partially offset by originations of loans receivable, held for sale of $11.1 billion and changes in other assets and liabilities of $511 million, primarily related to actual cash transaction losses incurred during the period.

The net cash provided by operating activities of $1.0 billion in the six months ended June 30, 2023 was due primarily to operating income of $2.1 billion, as well as adjustments for non-cash expenses including provision for transaction and credit losses of $840 million, stock-based compensation of $708 million, and depreciation and amortization of $539 million. Cash flows from operating activities was also impacted by originations of loans receivable, held for sale of $1.5 billion and changes in other assets and liabilities of $1.2 billion primarily related to actual cash transaction losses incurred during the period, a decline in other liabilities, and changes in income taxes payable, partially offset by proceeds from repayments of loans receivable, originally classified as held for sale, of $302 million.

In the six months ended June 30, 2024 and 2023, cash paid for income taxes, net was $822 million and $906 million, respectively.

Investing activities

The net cash used in investing activities of $3.7 billion in the six months ended June 30, 2024 was due primarily to purchases of investments of $16.0 billion, purchases and originations of loans receivable of $10.0 billion, changes in funds receivable from customers of $1.4 billion, and purchases of property and equipment of $311 million, partially offset by maturities and sales of investments of $14.2 billion and proceeds from repayments and sales of loans receivable, originally classified as held for investment, of $9.8 billion.

The net cash provided by investing activities of $1.6 billion in the six months ended June 30, 2023 was due primarily to proceeds from repayments and sales of loans receivable, originally classified as held for investment, of $16.0 billion, maturities and sales of investments of $10.7 billion, and changes in funds receivable from customers of $759 million, partially offset by purchases and originations of loans receivable of $15.2 billion, purchases of investments of $10.5 billion, and purchases of property and equipment of $320 million.

Financing activities

The net cash used in financing activities of $2.2 billion in the six months ended June 30, 2024 was due primarily to the repurchase of $3.0 billion of our common stock under our stock repurchase program, repayments of borrowings under financing arrangements of $411 million, and tax withholdings related to net share settlement of equity awards of $230 million. These cash outflows were partially offset by borrowings under financing arrangements of $1.4 billion (including proceeds from the issuance of fixed rate debt in May 2024).

The net cash used in financing activities of $6.1 billion in the six months ended June 30, 2023 was due primarily to the repurchase of $3.0 billion of our common stock under our stock repurchase program, changes in funds payable and amounts due to customers of $2.6 billion, repayments of borrowings under financing arrangements of $942 million (including principal repayment of fixed rate debt under our May 2020 debt issuance and repayment of borrowings under our Paidy credit agreement), tax withholdings related to net share settlement of equity awards of $200 million, and changes in collateral received related to derivative instruments, net of $175 million. These cash outflows were partially offset by borrowings under financing arrangements of $720 million (including proceeds from the issuance of fixed rate debt in June 2023 and borrowings under our Paidy credit agreement).

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the six months ended June 30, 2024 and 2023 had a negative impact of $89 million and $50 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2024 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar and the British pound, and to a lesser extent, the Euro and Japanese yen. The negative impact on cash, cash equivalents and restricted cash in the six months ended June 30, 2023 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar.

Available credit and debt

In May 2024, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and acquisitions of businesses, assets, or strategic investments. As of June 30, 2024, we had $11.8 billion in fixed rate debt outstanding with varying maturity dates.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $559 million as of June 30, 2024.) As of June 30, 2024 and December 31, 2023, ¥70.0 billion (approximately $435 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under the Paidy Credit Agreement. At June 30, 2024, ¥20.0 billion (approximately $124 million) of borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement, subject to customary conditions to borrowing.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2024, we had a total of $2.8 billion in cash withdrawals offsetting our $2.8 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of June 30, 2024, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, and capital expenditures and other future obligations.

Credit products

Growth in our portfolio of loans receivable increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our credit products.

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of June 30, 2024, the cumulative amount approved by management to be designated to fund credit activities aggregated to $3.0 billion and represented approximately 40% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to designate additional amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio. During the six months ended June 30, 2024, we sold $9.6 billion of loans and interest receivable in connection with this agreement. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Stock repurchases

During the six months ended June 30, 2024, we repurchased approximately $3.0 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of June 30, 2024, a total of approximately $7.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

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

As of June 30, 2024 and December 31, 2023, approximately 47% and 59%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $103 million and $122 million at June 30, 2024 and December 31, 2023, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of June 30, 2024 and December 31, 2023, we had $11.8 billion and $10.6 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of June 30, 2024 and December 31, 2023, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2024 and December 31, 2023, ¥70.0 billion (approximately $435 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at June 30, 2024 and December 31, 2023, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $582 million and $622 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $335 million and $417 million at June 30, 2024 and December 31, 2023, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of June 30, 2024 would have positively impacted income before income taxes by approximately $315 million, resulting in a net negative impact of approximately $20 million. Foreign currency exchange contracts in place as of December 31, 2023 would have positively impacted income before income taxes by approximately $400 million, resulting in a net negative impact of approximately $17 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of June 30, 2024 and December 31, 2023, our strategic investments totaled $1.9 billion and $1.8 billion, which represented approximately 10% and 11% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2024, which could be experienced in the near term, would have resulted in a decrease of approximately $185 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of June 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 8, 2024 (“2023 Form 10-K”), as updated by the information appearing in Part II, Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q as filed with the SEC. The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2023 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, (generative) artificial intelligence, machine learning, cryptocurrency, and blockchain technology. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws relating to our collection, use, storage, transfer, or sharing of customer data with third parties could result in proceedings or actions against us by data protection authorities, other government agencies, our customers or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers.

PayPal relies on a variety of compliance methods to transfer personal data of Europe Economic Area individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. While PayPal intends to continue to rely on Binding Corporate Rules and SCCs and will evaluate the circumstances under which additional mechanisms, such as the Data Privacy Framework may be leveraged for transfers of personal data to the U.S., we may be subject to regulatory enforcement actions if our approach is deemed to be noncompliant.

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

Merchant loans under our U.S. PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products and certain U.S. installment loan products are provided by a state-chartered industrial bank under a program agreement with us, and we acquire the receivables generated by those loans from the state-chartered bank after origination. In June 2020, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule clarifying that loans validly originated by state-chartered banks or insured branches of foreign banks remain valid throughout the lifetime of the loan, reflecting a similar rule finalized by the Office of the Comptroller of Currency (“OCC”) in May 2020 for nationally chartered banks. The final rule reaffirms and codifies the so-called “valid-when-made doctrine,” which provides that the permissibility of an interest rate for a loan is determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. While a number of state attorneys general have unsuccessfully challenged these FDIC and OCC rules, there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state-chartered banks may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations or regulatory policy, could materially impact our U.S. PPWC and PPBL products, certain installment products, and our business.

We are subject to the risk that account holders who use our credit products will default on their payment obligations. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans. Further, laws or regulations may limit the assessment of late fees or penalties on certain credit products, which could negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit products. Any deterioration in the performance of loans facilitated through our platform or unexpected losses on such loans may increase the risk of potential charge-offs, increase our allowance for loans and interest receivable, negatively impact our revenue share arrangement (as discussed above), and materially and adversely affect our financial condition and results of operations.

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

Investors, customers, employees, regulators, legislators and other stakeholders are increasingly focused on ESG matters and related disclosures, including with respect to cybersecurity, data privacy and protection, global talent and climate, and new ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. If we are unable to comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business or financial condition may be adversely affected. We may also experience additional scrutiny or criticism from investors, customers, partners, media, government entities, and other stakeholders if they perceive PayPal to not have acted appropriately with respect to ESG matters. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2024 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2024				$9,358
April 1, 2024 through April 30, 2024	8.2	$64.73	8.2	8,829
May 1, 2024 through May 31, 2024	8.8	$63.56	8.8	8,268
June 1, 2024 through June 30, 2024	6.6	$62.17	6.6	7,857
Balance as of June 30, 2024	23.6		23.6	$7,857
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.01	Officer’s Certificate pursuant to the Indenture, dated as of May 28, 2024	8-K	5/28/2024	-
4.02	Form of Note for 5.150% Notes due 2034 (included as part of Exhibit 4.1 hereto)	8-K	5/28/2024	-
4.03	Form of Note for 5.500% Notes due 2054 (included as part of Exhibit 4.1 hereto)	8-K	5/28/2024	-
10.01+	PayPal Holdings, Inc. 2015 Incentive Award Plan, as Amended and Restated	8-K	5/28/2024	-
10.02+	Amendment and Restatement of PayPal Holdings, Inc. Executive Change in Control and Severance Plan	8-K	7/25/2024	-
10.03+	Offer Letter, dated May 28, 2024, by and between PayPal Holdings, Inc. and Christopher Natali	8-K	6/3/2024	-
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	July 30, 2024	By:	/s/ Alex Chriss
Alex Chriss
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	July 30, 2024	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial Officer

Principal Accounting Officer:

Date:	July 30, 2024	By:	/s/ Christopher Natali
Christopher Natali
Vice President, Chief Accounting Officer

