Form 10-Q
period 2024-09-30
PayPal Holdings, Inc.
filed 2024-10-29
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.
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
Yes ☐ No  ☒
As of October 23, 2024, there were 1,002,538,828 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,272	$9,081
Short-term investments	4,647	4,979
Accounts receivable, net	1,038	1,069
Loans and interest receivable, held for sale	471	563
Loans and interest receivable, net of allowances of $461 and $540 as of September 30, 2024 and December 31, 2023, respectively	6,003	5,433
Funds receivable and customer accounts	39,182	38,935
Prepaid expenses and other current assets	4,060	2,509
Total current assets	62,673	62,569
Long-term investments	4,282	3,273
Property and equipment, net	1,496	1,488
Goodwill	10,996	11,026
Intangible assets, net	393	537
Other assets	3,671	3,273
Total assets	$83,511	$82,166
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$165	$139
Funds payable and amounts due to customers	41,182	41,935
Accrued expenses and other current liabilities	8,921	6,392
Total current liabilities	50,268	48,466
Other long-term liabilities	3,093	2,973
Long-term debt	9,976	9,676
Total liabilities	63,337	61,115
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 1,006 and 1,072 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 322 and 245 shares as of September 30, 2024 and December 31, 2023, respectively	(25,851)	(21,045)
Additional paid-in-capital	20,426	19,642
Retained earnings	26,226	23,200
Accumulated other comprehensive income (loss)	(627)	(746)
Total equity	20,174	21,051
Total liabilities and equity	$83,511	$82,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share data)
	(Unaudited)
Net revenues	$7,847	$7,418	$23,431	$21,745
Operating expenses:
Transaction expense	3,841	3,603	11,700	10,427
Transaction and credit losses	352	446	1,008	1,286
Customer support and operations	427	474	1,317	1,454
Sales and marketing	508	442	1,375	1,343
Technology and development	746	739	2,206	2,203
General and administrative	519	507	1,553	1,505
Restructuring and other	63	39	388	227
Total operating expenses	6,456	6,250	19,547	18,445
Operating income	1,391	1,168	3,884	3,300
Other income (expense), net	(80)	73	35	318
Income before income taxes	1,311	1,241	3,919	3,618
Income tax expense	301	221	893	774
Net income (loss)	$1,010	$1,020	$3,026	$2,844

Net income (loss) per share:
Basic	$1.00	$0.93	$2.91	$2.56
Diluted	$0.99	$0.93	$2.89	$2.55

Weighted average shares:
Basic	1,015	1,094	1,040	1,111
Diluted	1,024	1,098	1,048	1,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
	(Unaudited)
Net income (loss)	$1,010	$1,020	$3,026	$2,844
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	275	(70)	7	(306)
Net investment hedges CTA (losses) gains, net	(149)	35	50	231
Tax benefit (expense) on net investment hedges CTA (losses) gains, net	35	(8)	(12)	(53)
Unrealized (losses) gains on cash flow hedges, net	(148)	109	(49)	(25)
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	7	(6)	2	1
Unrealized gains on available-for-sale debt securities, net	60	110	158	298
Tax expense on unrealized gains on available-for-sale debt securities, net	(14)	(26)	(37)	(70)
Other comprehensive income (loss), net of tax	66	144	119	76
Comprehensive income (loss)	$1,076	$1,164	$3,145	$2,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	888	888
Foreign CTA	—	—	—	(143)	—	(143)
Net investment hedges CTA gains, net	—	—	—	99	—	99
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	96	—	96
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	(5)
Unrealized gains on available-for-sale debt securities, net	—	—	—	83	—	83
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(20)	—	(20)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(193)	—	—	(193)
Common stock repurchased	(25)	(1,511)	—	—	—	(1,511)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	376	—	—	376
Balances at March 31, 2024	1,053	$(22,552)	$19,825	$(659)	$24,088	$20,702
Net income	—	—	—	—	1,128	1,128
Foreign CTA	—	—	—	(125)	—	(125)
Net investment hedges CTA gains, net	—	—	—	100	—	100
Tax expense on net investment hedges CTA gains, net	—	—	—	(24)	—	(24)
Unrealized gains on cash flow hedges, net	—	—	—	3	—	3
Unrealized gains on available-for-sale debt securities, net	—	—	—	15	—	15
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	13	—	—	13
Common stock repurchased	(24)	(1,516)	—	—	—	(1,516)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	325	—	—	325
Balances at June 30, 2024	1,032	$(24,064)	$20,163	$(693)	$25,216	$20,622
Net income	—	—	—	—	1,010	1,010
Foreign CTA	—	—	—	275	—	275
Net investment hedge CTA losses, net	—	—	—	(149)	—	(149)
Tax benefit on net investment hedges CTA losses, net	—	—	—	35	—	35
Unrealized losses on cash flow hedges, net	—	—	—	(148)	—	(148)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	7	—	7
Unrealized gains on available-for-sale debt securities, net	—	—	—	60	—	60
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(14)	—	(14)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(47)	—	—	(47)
Common stock repurchased	(28)	(1,791)	—	—	—	(1,791)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	310	—	—	310
Balances at September 30, 2024	1,006	$(25,851)	$20,426	$(627)	$26,226	$20,174

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	795	795
Foreign CTA	—	—	—	(20)	—	(20)
Net investment hedges CTA gains, net	—	—	—	27	—	27
Tax expense on net investment hedges CTA gains, net	—	—	—	(6)	—	(6)
Unrealized losses on cash flow hedges, net	—	—	—	(111)	—	(111)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	6	—	6
Unrealized gains on available-for-sale debt securities, net	—	—	—	175	—	175
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(41)	—	(41)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(157)	—	—	(157)
Common stock repurchased	(19)	(1,443)	—	—	—	(1,443)
Stock-based compensation	—	—	359	—	—	359
Balances at March 31, 2023	1,122	$(17,522)	$18,529	$(898)	$19,749	$19,858
Net income	—	—	—	—	1,029	1,029
Foreign CTA	—	—	—	(216)	—	(216)
Net investment hedges CTA gains, net	—	—	—	169	—	169
Tax expense on net investment hedges CTA gains, net	—	—	—	(39)	—	(39)
Unrealized losses on cash flow hedges, net	—	—	—	(23)	—	(23)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	1	—	1
Unrealized gains on available-for-sale-debt securities, net	—	—	—	13	—	13
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	39	—	—	39
Common stock repurchased	(22)	(1,542)	—	—	—	(1,542)
Stock-based compensation	—	—	375	—	—	375
Balances at June 30, 2023	1,102	$(19,064)	$18,943	$(996)	$20,778	$19,661
Net income	—	—	—	—	1,020	1,020
Foreign CTA	—	—	—	(70)	—	(70)
Net investment hedges CTA gains, net	—	—	—	35	—	35
Tax expense on net investment hedges CTA gains, net	—	—	—	(8)	—	(8)
Unrealized gains on cash flow hedges, net	—	—	—	109	—	109
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(6)	—	(6)
Unrealized gains on available-for-sale-debt securities, net	—	—	—	110	—	110
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(26)	—	(26)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	1	—	(28)	—	—	(28)
Common stock repurchased	(23)	(1,449)	—	—	—	(1,449)
Stock-based compensation	—	—	392	—	—	392
Balances at September 30, 2023	1,080	$(20,513)	$19,307	$(852)	$21,798	$19,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,026	$2,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,008	1,286
Depreciation and amortization	783	809
Stock-based compensation	947	1,087
Deferred income taxes	8	(439)
Net (gains) losses on strategic investments	226	(205)
Accretion of discounts on investments, net of amortization of premiums	(290)	(265)
Adjustments to loans and interest receivable, held for sale	92	49
Other	(138)	(2)
Originations of loans receivable, held for sale	(17,173)	(5,705)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	17,159	3,676
Changes in assets and liabilities:
Accounts receivable	31	(35)
Accounts payable	24	(6)
Other assets and liabilities	(647)	(865)
Net cash provided by operating activities	5,056	2,229
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(299)	—
Maturities of reverse repurchase agreements	226	—
Purchases of property and equipment	(480)	(478)
Proceeds from sales of property and equipment	—	44
Purchases and originations of loans receivable	(15,374)	(19,802)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	14,705	21,319
Purchases of investments	(20,819)	(14,975)
Maturities and sales of investments	21,179	16,110
Funds receivable	152	(1,016)
Collateral posted related to derivative instruments, net	(58)	8
Other	(100)	76
Net cash (used in) provided by investing activities	(868)	1,286
Cash flows from financing activities:
Borrowings from repurchase agreements	656	—
Repayments of repurchase agreements	(656)	—
Proceeds from issuance of common stock	55	82
Purchases of treasury stock	(4,778)	(4,395)
Tax withholdings related to net share settlements of equity awards	(271)	(225)
Borrowings under financing arrangements	1,546	829
Repayments under financing arrangements	(411)	(942)
Funds payable and amounts due to customers	(771)	(1,277)
Collateral received related to derivative instruments and reverse repurchase agreements, net	(1)	(65)
Other	(60)	—
Net cash used in financing activities	(4,691)	(5,993)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	103	(95)
Net change in cash, cash equivalents, and restricted cash	(400)	(2,573)
Cash, cash equivalents, and restricted cash at beginning of period	21,834	19,156
Cash, cash equivalents, and restricted cash at end of period	$21,434	$16,583

Supplemental cash flow disclosures:
Cash paid for interest	$168	$167
Cash paid for income taxes, net	$975	$1,058

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$7,272	$6,816
Short-term investments	1	6
Funds receivable and customer accounts	14,161	9,761
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$21,434	$16,583

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

Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our condensed consolidated statements of income (loss). Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our condensed consolidated statements of income (loss). Our investment balances are included as short-term and long-term investments on our condensed consolidated balance sheets.

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of September 30, 2024 and December 31, 2023, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of September 30, 2024 and December 31, 2023, the carrying value of our investments in nonconsolidated VIEs was $195 million and $175 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. The investments in nonconsolidated VIEs are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of September 30, 2024 and December 31, 2023.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 8, 2024.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2024.

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

Recent accounting guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, as well as all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We will adopt this guidance in the fourth quarter of 2024 and provide additional disclosures as required.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost basis for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are required to apply these amendments as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. Based on our current crypto asset holdings and fair value, the adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Primary geographical markets
U.S.	$4,518	$4,257	$13,535	$12,614
Other countries(1)	3,329	3,161	9,896	9,131
Total net revenues(2)	$7,847	$7,418	$23,431	$21,745

Revenue category
Transaction revenues	$7,067	$6,654	$21,254	$19,574
Revenues from other value added services	780	764	2,177	2,171
Total net revenues(2)	$7,847	$7,418	$23,431	$21,745
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $515 million and $433 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 billion and $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable, held for sale, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,010	$1,020	$3,026	$2,844
Denominator:
Weighted average shares of common stock - basic	1,015	1,094	1,040	1,111
Dilutive effect of equity incentive awards	9	4	8	4
Weighted average shares of common stock - diluted	1,024	1,098	1,048	1,115
Net income (loss) per share:
Basic	$1.00	$0.93	$2.91	$2.56
Diluted	$0.99	$0.93	$2.89	$2.55
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	8	22	12	20

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations or divestitures completed in the three and nine months ended September 30, 2024 and 2023.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2024:

	December 31, 2023	Goodwill Acquired	Adjustments	September 30, 2024
	(In millions)
Total goodwill	$11,026	$—	$(30)	$10,996

The adjustments to goodwill during the nine months ended September 30, 2024 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	September 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,538	$(1,232)	$306	7	$1,546	$(1,140)	$406	7
Marketing related	386	(359)	27	5	387	(350)	37	5
Developed technology	1,012	(1,012)	—	3	1,013	(999)	14	3
All other	435	(375)	60	7	433	(353)	80	7
Intangible assets, net	$3,371	$(2,978)	$393		$3,379	$(2,842)	$537

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amortization expense for intangible assets was $51 million and $57 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $159 million and $172 million for the nine months ended September 30, 2024 and 2023, respectively.

Expected future intangible asset amortization as of September 30, 2024 was as follows (in millions):

Fiscal years:
Remaining 2024	$42
2025	152
2026	95
2027	58
2028	46
Total	$393

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating lease expense	$41	$39	$117	$119
Sublease income	(3)	(2)	(9)	(6)
Total lease expense, net(1)	$38	$37	$108	$113
(1) During the three and nine months ended September 30, 2024, finance lease expense was de minimis.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Supplemental cash flow information related to leases during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$45	$127	$131
Financing cash flows from finance leases	$40	$—	$60	$—
Right-of-use (“ROU”) lease assets obtained in exchange for new operating lease liabilities	$59	$(23)	$336	$(1)
ROU lease assets obtained in exchange for new finance lease liabilities	$27	$—	$82	$—
Other non-cash ROU lease asset activity(1)	$—	$(15)	$—	$(40)
(1) ROU lease asset impairment. Refer to “Note 17—Restructuring and Other” for further details.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024		December 31, 2023
	(In millions, except weighted-average figures)
	Operating leases(1)	Finance leases(2)	Operating leases(1)	Finance leases(2)
ROU lease assets	$631	$77	$390	$—
Current lease liabilities	135	6	144	—
Long-term lease liabilities	664	17	416	—
Total lease liabilities	$799	$23	$560	$—
Weighted-average remaining lease term	6.0 years	4.6 years	5.0 years	—
Weighted-average discount rate	4%	5%	4%	—%
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

Future minimum lease payments for our leases as of September 30, 2024 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2024	$35	$—
2025	172	7
2026	172	6
2027	153	6
2028	102	6
Thereafter	285	—
Total	$919	$25
Less: present value discount	(120)	(2)
Lease liability	$799	$23

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, convert, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Bitcoin Cash, Litecoin, and PayPal USD stablecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of September 30, 2024, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreements.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. We also recognize a corresponding safeguarding asset, which is recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using quoted prices for the underlying crypto assets on the active exchange that we have identified as the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of September 30, 2024 and December 31, 2023, the Company had not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Bitcoin	$1,440	$741
Ethereum	634	412
Other	93	88
Crypto asset safeguarding liability	$2,167	$1,241
Crypto asset safeguarding asset	$2,167	$1,241

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$43	$(36)	$(999)	$390	$(91)	$(693)
Other comprehensive income (loss) before reclassifications	(160)	60	275	(149)	28	54
Less: Amount of net gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	(12)	—	—	—	—	(12)
Net current period other comprehensive income (loss)	(148)	60	275	(149)	28	66
Ending balance	$(105)	$24	$(724)	$241	$(63)	$(627)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(23)	$(403)	$(811)	$195	$46	$(996)
Other comprehensive income (loss) before reclassifications	116	110	(70)	35	(40)	151
Less: Amount of net gain (loss) reclassified from AOCI	7	—	—	—	—	7
Net current period other comprehensive income (loss)	109	110	(70)	35	(40)	144
Ending balance	$86	$(293)	$(881)	$230	$6	$(852)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	(39)	117	7	50	(47)	88
Less: Amount of net gain (loss) reclassified from AOCI	10	(41)	—	—	—	(31)
Net current period other comprehensive income (loss)	(49)	158	7	50	(47)	119
Ending balance	$(105)	$24	$(724)	$241	$(63)	$(627)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	92	273	(306)	231	(122)	168
Less: Amount of net gain (loss) reclassified from AOCI	117	(25)	—	—	—	92
Net current period other comprehensive income (loss)	(25)	298	(306)	231	(122)	76
Ending balance	$86	$(293)	$(881)	$230	$6	$(852)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net gains (losses) on cash flow hedges—foreign currency exchange contracts	$(12)	$7	$10	$117	Net revenues
Net gains (losses) on investments	—	—	(41)	(23)	Net revenues
Net gains (losses) on investments	—	—	—	(2)	Other income (expense), net
	(12)	7	(31)	92	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$(12)	$7	$(31)	$92	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Interest income	$183	$124	$514	$348
Interest expense	(106)	(86)	(285)	(260)
Net gains (losses) on strategic investments	(171)	24	(226)	205
Other	14	11	32	25
Other income (expense), net	$(80)	$73	$35	$318

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS
The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents(1)	$7,272	$9,081
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$14,161	$12,750
Time deposits	108	82
Available-for-sale debt securities	14,776	15,708
Funds receivable	10,137	10,395
Total funds receivable and customer accounts	$39,182	$38,935
Short-term investments:
Time deposits	$186	$128
Available-for-sale debt securities	4,360	4,848
Restricted cash	1	3
Strategic investments	100	—
Total short-term investments	$4,647	$4,979
Long-term investments:
Time deposits	$15	$45
Available-for-sale debt securities	2,660	1,391
Strategic investments	1,607	1,837
Total long-term investments	$4,282	$3,273
(1) Includes $70 million and $777 million of available-for-sale debt securities with original maturities of three months or less as of September 30, 2024 and December 31, 2023, respectively.
(2) Includes $49 million and $399 million of available-for-sale debt securities with original maturities of three months or less as of September 30, 2024 and December 31, 2023, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2024 and December 31, 2023, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2024(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
Commercial paper	$70	$—	$—	$70
Funds receivable and customer accounts:
U.S. government and agency securities	6,376	10	(4)	6,382
Foreign government and agency securities	74	—	—	74
Corporate debt securities	380	—	—	380
Mortgage-backed and asset-backed securities	3,389	12	(2)	3,399
Municipal securities	645	2	—	647
Commercial paper	3,467	2	—	3,469
Short-term investments:
U.S. government and agency securities	337	—	(4)	333
Foreign government and agency securities	24	—	—	24
Corporate debt securities	1,196	—	(2)	1,194
Mortgage-backed and asset-backed securities	767	5	(1)	771
Commercial paper	2,037	1	—	2,038
Long-term investments:
U.S. government and agency securities	235	—	—	235
Foreign government and agency securities	184	1	(1)	184
Corporate debt securities	1,564	5	(1)	1,568
Mortgage-backed and asset-backed securities	672	1	—	673
Total available-for-sale debt securities(2)	$21,417	$39	$(15)	$21,441
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $159 million and $101 million at September 30, 2024 and December 31, 2023, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2024 and December 31, 2023, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2024(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
Commercial paper	$20	$—	$—	$—	$20	$—
Funds receivable and customer accounts:
U.S. government and agency securities	2,507	(1)	840	(3)	3,347	(4)
Foreign government and agency securities	74	—	—	—	74	—
Corporate debt securities	120	—	50	—	170	—
Mortgage-backed and asset-backed securities	899	(1)	4	(1)	903	(2)
Municipal securities	61	—	36	—	97	—
Commercial paper	674	—	—	—	674	—
Short-term investments:
U.S. government and agency securities	—	—	333	(4)	333	(4)
Corporate debt securities	386	—	174	(2)	560	(2)
Mortgage-backed and asset-backed securities	187	—	50	(1)	237	(1)
Commercial paper	697	—	—	—	697	—
Long-term investments:
U.S. government and agency securities	235	—	—	—	235	—
Foreign government and agency securities	30	—	34	(1)	64	(1)
Corporate debt securities	525	(1)	9	—	534	(1)
Mortgage-backed and asset-backed securities	348	—	—	—	348	—
Total available-for-sale debt securities	$6,763	$(3)	$1,530	$(12)	$8,293	$(15)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value was due primarily to changes in market interest rates, rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred.

During the three months ended September 30, 2024, we received $7.2 billion in proceeds from the sale and maturity of available-for-sale debt securities, and incurred gross realized gains and losses which were de minimis. During the nine months ended September 30, 2024, we received $27.4 billion in proceeds from the sale and maturity of available-for-sale debt securities, and incurred gross realized losses of $43 million and gains which were de minimis. During the three months ended September 30, 2023, we received $5.6 billion in proceeds from the sale and maturity of available-for-sale debt securities, and incurred gross realized gains and losses which were de minimis. During the nine months ended September 30, 2023, we received $17.0 billion in proceeds from the sale and maturity of available-for-sale debt securities, and incurred gross realized losses of $25 million and gains which were de minimis. Gross realized gains and losses were determined using the specific identification method.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2024
	Amortized Cost	Fair Value
	(In millions)
One year or less	$11,806	$11,804
After one year through five years	5,879	5,900
After five years through ten years	3,130	3,135
After ten years	602	602
Total	$21,417	$21,441
Actual maturities may differ from contractual maturities as certain securities may be prepaid.

Supplemental cash flow information related to investments

Non-cash investing transactions that are not reflected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024 include the purchase of investments of $75 million that have not yet settled.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $17 million and $24 million as of September 30, 2024 and December 31, 2023, respectively.

Our non-marketable equity securities are recorded as short-term and long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.7 billion and $1.8 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, we had non-marketable equity securities of $208 million and $182 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Carrying amount, beginning of period	$1,635	$1,691	$1,631	$1,687
Adjustments related to non-marketable equity securities:
Net additions(1)	20	4	85	30
Gross unrealized gains	2	—	5	23
Gross unrealized losses and impairments	(175)	(15)	(239)	(60)
Carrying amount, end of period	$1,482	$1,680	$1,482	$1,680
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	(In millions)
Cumulative gross unrealized gains	$1,172	$1,168
Cumulative gross unrealized losses and impairments	$(521)	$(283)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net unrealized gains (losses)	$(171)	$13	$(242)	$200

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Commercial paper	$70	$—	$70
Short-term investments(2):
U.S. government and agency securities	333	—	333
Foreign government and agency securities	24	—	24
Corporate debt securities	1,194	—	1,194
Mortgage-backed and asset-backed securities	771	—	771
Commercial paper	2,038	—	2,038
Total short-term investments	4,360	—	4,360
Funds receivable and customer accounts(3):
U.S. government and agency securities	6,382	—	6,382
Foreign government and agency securities	398	—	398
Corporate debt securities	530	—	530
Mortgage-backed and asset-backed securities	3,399	—	3,399
Municipal securities	647	—	647
Commercial paper	3,469	—	3,469
Total funds receivable and customer accounts	14,825	—	14,825
Derivatives(4)	214	—	214
Crypto asset safeguarding asset(4)	2,167	—	2,167
Long-term investments(2),(5):
U.S. government and agency securities	235	—	235
Foreign government and agency securities	184	—	184
Corporate debt securities	1,568	—	1,568
Mortgage-backed and asset-backed securities	673	—	673
Marketable equity securities	17	17	—
Total long-term investments	2,677	17	2,660
Total financial assets	$24,313	$17	$24,296
Liabilities:
Derivatives(4)	$161	$—	$161
Crypto asset safeguarding liability(4)	2,167	—	2,167
Total financial liabilities	$2,328	$—	$2,328
(1) Excludes cash of $7.2 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $1 million and time deposits of $201 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $24.4 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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
(5) Excludes non-marketable equity securities of $1.7 billion measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
U.S. government and agency securities	$428	$—	$428
Commercial paper	349	—	349
Money market fund	160	160	—
Total cash and cash equivalents	937	160	777
Short-term investments(2):
U.S. government and agency securities	623	—	623
Foreign government and agency securities	347	—	347
Corporate debt securities	1,482	—	1,482
Asset-backed securities	718	—	718
Commercial paper	1,678	—	1,678
Total short-term investments	4,848	—	4,848
Funds receivable and customer accounts(3):
U.S. government and agency securities	8,478	—	8,478
Foreign government and agency securities	1,118	—	1,118
Corporate debt securities	1,601	—	1,601
Asset-backed securities	1,423	—	1,423
Municipal securities	638	—	638
Commercial paper	2,849	—	2,849
Total funds receivable and customer accounts	16,107	—	16,107
Derivatives(4)	141	—	141
Crypto asset safeguarding asset(4)	1,241	—	1,241
Long-term investments(2), (5):
U.S. government and agency securities	180	—	180
Foreign government and agency securities	32	—	32
Corporate debt securities	418	—	418
Asset-backed securities	761	—	761
Marketable equity securities	24	24	—
Total long-term investments	1,415	24	1,391
Total financial assets	$24,689	$184	$24,505
Liabilities:
Derivatives(4)	$131	$—	$131
Crypto asset safeguarding liability(4)	1,241	—	1,241
Total financial liabilities	$1,372	$—	$1,372
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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our financial assets classified within Level 1 are valued using quoted prices for identical assets in active markets. There are no active markets for our crypto asset safeguarding liability or the corresponding safeguarding asset. Accordingly, we have valued the asset and liability using quoted prices on the active exchange that we have identified as the principal market for the underlying crypto assets (Level 2). All other financial assets and liabilities are valued using quoted prices for identical instruments in less active markets, readily available pricing sources for comparable instruments, or models using market observable inputs (Level 2).

A majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple observable inputs where applicable, such as currency rates, interest rate yield curves, option volatility, and equity prices (Level 2).

As of September 30, 2024 and December 31, 2023, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$478	$474	$625	$618

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Funds receivable and customer accounts	$23	$(5)	$8	$6

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of September 30, 2024 and December 31, 2023 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively:

	September 30, 2024	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$471	$471	$—
Non-marketable equity securities measured using the Measurement Alternative(1)	473	94	379
Total	$944	$565	$379
(1) Excludes non-marketable equity securities of $1.0 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2024.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, reverse repurchase agreements, loans and interest receivable, net, certain customer accounts, and long-term debt related to borrowings on our credit facilities, are carried at amortized cost, which approximates their fair value. Our notes receivable had a carrying value of approximately $521 million and fair value of approximately $506 million as of September 30, 2024. Our notes receivable had a carrying value of approximately $513 million and fair value of approximately $474 million as of December 31, 2023. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $11.8 billion and fair value of approximately $10.2 billion as of September 30, 2024. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.6 billion and fair value of approximately $10.0 billion as of December 31, 2023. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, reverse repurchase agreements, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

As of September 30, 2024, we estimated that $106 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2024 and 2023, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of September 30, 2024 and December 31, 2023 was as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
		(In millions)
Derivative Assets:
Foreign currency exchange contracts designated as hedging instruments	Other current assets	$42	$7
Foreign currency exchange contracts designated as hedging instruments	Other assets (non-current)	152	77
Foreign currency exchange contracts not designated as hedging instruments	Other current assets	20	57
Total derivative assets		$214	$141

Derivative Liabilities:
Foreign currency exchange contracts designated as hedging instruments	Other current liabilities	$111	$64
Foreign currency exchange contracts not designated as hedging instruments	Other current liabilities	50	67
Total derivative liabilities		$161	$131

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our derivative contracts, repurchase agreements, and reverse repurchase agreements, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. PayPal has not elected to offset for balance sheet presentation and we present the derivative assets, derivative liabilities, repurchase agreements and reverse repurchase agreements on a gross basis on our condensed consolidated balance sheets. Rights of set-off associated with our derivative contracts represented a potential offset to both assets and liabilities of $19 million as of September 30, 2024 and $38 million as of December 31, 2023.

We have entered into collateral security arrangements with certain counterparties that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. Receivables related to cash collateral posted and payables related to cash collateral received are recognized in other current assets and other current liabilities, respectively, on our condensed consolidated balance sheets. The following table provides the collateral posted and received:

	September 30, 2024	December 31, 2023
	(In millions)
Cash collateral posted	$138	$80
Cash collateral received	$5	$6
Non-cash collateral received(1)	$109	$—
(1) Non-cash collateral is related to reverse repurchase agreements and is not included in the condensed consolidated balance sheet unless the counterparty defaults.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,
	2024		2023
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,847	$(80)	$7,418	$73

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign currency exchange contracts reclassified from AOCI	(12)	—	7	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign currency exchange contracts excluded from the assessment of effectiveness	—	20	—	20
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign currency exchange contracts	—	(177)	—	54
Total net gains (losses)	$(12)	$(157)	$7	$74

	Nine Months Ended September 30,
	2024		2023
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$23,431	$35	$21,745	$318

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	10	—	117	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	61	—	79
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	(172)	—	(102)
Total net gains (losses)	$10	$(111)	$117	$(23)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$(160)	$116	$(39)	$92
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	(149)	35	50	231
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$(309)	$151	$11	$323

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

	September 30, 2024	December 31, 2023
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,921	$6,767
Foreign exchange contracts not designated as hedging instruments	11,754	14,025
Total	$18,675	$20,792

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

As of September 30, 2024 and December 31, 2023, loans and interest receivable, held for sale was $471 million and $563 million, respectively. During the nine months ended September 30, 2024, we sold $14.7 billion of loans and interest receivable in connection with this agreement.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2024 and 2023, we purchased approximately $390 million and $643 million in consumer receivables, respectively. As of September 30, 2024 and December 31, 2023, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.1 billion and $4.8 billion, respectively, net of the participation interest sold to the partner institution of $16 million and $14 million, respectively.

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

September 30, 2024
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2024	2023	2022	2021	2020	Total	Percent
Consumer loans and interest receivable:
Current	$2,447	$1,895	$480	$79	$—	$—	$4,901	95.9%
30 - 59 Days	27	41	13	2	—	—	83	1.6%
60 - 89 Days	18	17	6	1	—	—	42	0.8%
90 - 179 Days	41	33	10	3	—	—	87	1.7%
Total	$2,533	$1,986	$509	$85	$—	$—	$5,113	100%
Gross charge-offs for the nine months ended September 30, 2024	$104	$11	$119	$13	$1	$—	$248

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$357	$23	$380	$322	$25	$347
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	—	—	—	(33)	—	(33)
Provisions	175	5	180	271	20	291
Charge-offs	(230)	(18)	(248)	(250)	(22)	(272)
Recoveries	35	—	35	29	—	29
Other(2)	9	1	10	(5)	—	(5)
Ending balance	$346	$11	$357	$334	$23	$357
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale.
(2) Includes amounts related to foreign currency remeasurement.

The provision for the nine months ended September 30, 2024 for our consumer receivable portfolio was primarily attributable to loan originations during the period for installment loans in Japan and revolving loans in the U.K.
Charge-offs for the nine months ended September 30, 2024 were lower than the same period of the prior year due to improvement of the credit quality of the portfolio.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date or contractual repayment date, except for the U.S. consumer interest-bearing installment receivables, which are charged off 120 days past the contractual repayment date. Accounts in bankruptcy are charged off within 60 days after receipt of notification of bankruptcy. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2024 and 2023, we purchased approximately $1.2 billion and $1.3 billion in merchant receivables, respectively. As of September 30, 2024 and December 31, 2023, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.4 billion, and $1.2 billion, net of the participation interest sold to the partner institution of $47 million and $44 million, respectively.

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

September 30, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,130	$66	$18	$1	$11	$7	$1,233	91.3%
30 - 59 Days	32	17	5	1	—	—	55	4.1%
60 - 89 Days	11	9	5	—	—	—	25	1.8%
90 - 179 Days	11	15	5	—	1	—	32	2.4%
180+ Days	—	4	2	—	—	—	6	0.4%
Total	$1,184	$111	$35	$2	$12	$7	$1,351	100%
Gross charge-offs for the nine months ended September 30, 2024	$4	$78	$37	$2	$5	$1	$127

December 31, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$925	$74	$3	$22	$14	$1,038	87.0%
30 - 59 Days	37	16	2	2	1	58	4.9%
60 - 89 Days	16	12	1	1	1	31	2.5%
90 - 179 Days	27	28	1	1	1	58	4.9%
180+ Days	2	4	1	—	1	8	0.7%
Total	$1,007	$134	$8	$26	$18	$1,193	100%
Gross charge-offs for the year ended December 31, 2023	$38	$228	$14	$16	$4	$300

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the nine months ended September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$148	$12	$160	$230	$18	$248
Provisions	50	—	50	135	24	159
Charge-offs	(120)	(7)	(127)	(204)	(24)	(228)
Recoveries	21	—	21	19	—	19
Ending balance	$99	$5	$104	$180	$18	$198

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The provision for the nine months ended September 30, 2024 was primarily attributable to loan originations during the period partially offset by improvement in credit quality of the PPBL portfolio. In the third quarter of 2024, we updated our expected credit loss model for our PPWC portfolio to reflect its current risk characteristics. These changes did not have a material impact on our provision recorded in the period.

The decrease in charge-offs for the nine months ended September 30, 2024 compared to the same period of the prior year was due to the decrease in originations in the second half of 2023 and improvement in credit quality of the PPBL portfolio.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed interest or fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment in the last 60 days. Accounts in bankruptcy are charged off within 60 days after receipt of notification of bankruptcy. The provision for credit losses on merchant loans and advances is recognized in transaction and credit losses on our condensed consolidated statements of income (loss), and the provision for interest and fees receivable is recognized as a reduction of deferred revenue in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

NOTE 12—DEBT

FIXED RATE NOTES

In May 2024, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2024.

In June 2023, May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $633 million as of September 30, 2024), $3.0 billion, $4.0 billion and $5.0 billion, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2024 and December 31, 2023, we had an outstanding aggregate principal amount of $11.9 billion and $10.6 billion, respectively, related to the Notes. The following table summarizes the Notes outstanding:

	Maturities	Effective Interest Rate	September 30, 2024	December 31, 2023
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$1,250	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	211	213
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	162	163
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	260	262

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	—
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	—
Total term debt			$11,883	$10,638

Unamortized premium (discount) and issuance costs, net			(80)	(68)
Less: current portion of term debt(2)			(2,460)	(1,249)
Total carrying amount of term debt			$9,343	$9,321
(1) Principal amounts represent the U.S. dollar equivalent as of September 30, 2024 and December 31, 2023, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $100 million and $274 million for the three and nine months ended September 30, 2024, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $84 million and $250 million for the three and nine months ended September 30, 2023, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $633 million as of September 30, 2024). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of September 30, 2024 and December 31, 2023, ¥90.0 billion (approximately $633 million) and ¥50.0 billion (approximately $355 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At September 30, 2024, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the three and nine months ended September 30, 2024 and 2023, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Other available facilities

As of September 30, 2024 and December 31, 2023, we had short-term borrowings of nil and $359 million, respectively, due to bank overdrafts, which were recorded in accrued expenses and other liabilities on our condensed consolidated balance sheets. The weighted average interest rate on the borrowing was 7.92% as of December 31, 2023. We repaid $400 million of borrowings due to bank overdrafts during the nine months ended September 30, 2024. The total interest expense and fees we recorded related to the borrowings were de minimis.

FUTURE PRINCIPAL PAYMENTS

As of September 30, 2024, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2024	$1,250
2025	1,211
2026	1,412
2027	500
2028	260
Thereafter	7,250
Total	$11,883

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of September 30, 2024. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

In August 2024, we received a CID from the CFPB related to PayPal Credit. The CID also relates to backup payment options in a digital wallet to pay for goods or services. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in connection with this CID.

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

As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of September 30, 2024, the outstanding balances of the loans sold was $2.7 billion. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At September 30, 2024 and December 31, 2023, the allowance for transaction losses was $89 million and $64 million, respectively. The allowance for negative customer balances was $217 million and $218 million at September 30, 2024 and December 31, 2023, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$270	$346	$282	$278
Provision	264	329	783	915
Realized losses	(281)	(417)	(876)	(970)
Recoveries	53	39	117	74
Ending balance	$306	$297	$306	$297

NOTE 14—STOCK REPURCHASE PROGRAMS

During the nine months ended September 30, 2024, we repurchased approximately 77 million shares of our common stock for approximately $4.8 billion at an average cost of $62.29, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of September 30, 2024, a total of approximately $6.1 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we have reflected the applicable excise tax in treasury stock on our condensed consolidated balance sheets. During the nine months ended September 30, 2024, we recorded $40 million in excise tax within treasury stock on our condensed consolidated balance sheets. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the condensed consolidated statement of cash flows until settled.

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

The impact on our results of operations of recording stock-based compensation expense under our equity incentive plans for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Customer support and operations	$50	$79	$173	$227
Sales and marketing	30	44	108	132
Technology and development	111	156	366	453
General and administrative	81	115	257	315
Restructuring and other	28	—	88	—
Total stock-based compensation expense	$300	$394	$992	$1,127
Capitalized as part of internal use software and website development costs	$32	$14	$77	$38
NOTE 16—INCOME TAXES

Our effective tax rate for both the three and nine months ended September 30, 2024 was 23%. Our effective tax rate for the three and nine months ended September 30, 2023 was 18% and 21%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign income taxed at different rates, tax expense related to stock-based compensation and other discrete tax adjustments.

Gross unrecognized tax benefits were approximately $2.3 billion and $2.2 billion as of September 30, 2024 and December 31, 2023, respectively. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. We also continue to accrue unrecognized tax benefits for certain recurring tax positions.

NOTE 17—RESTRUCTURING AND OTHER

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three and nine months ended September 30, 2024 were $36 million and $294 million, respectively, and included employee severance and benefits costs and stock-based compensation expense, substantially all of which were accrued for as of September 30, 2024.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2024:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2024	$—
Charges(1)	206
Payments	(182)
Accrued liability as of September 30, 2024(2)	$24
(1) Excludes stock-based compensation expense of $88 million.
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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil in the three and nine months ended September 30, 2024 and $18 million and $61 million in the three and nine months ended September 30, 2023, respectively, due to exiting of certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. Additionally, we recognized a gain of $17 million due to the sale of an owned property and we also incurred a loss of $12 million related to another owned property held for sale in the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, approximately $28 million and $92 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and nine months ended September 30, 2023, approximately $15 million and $49 million, respectively, of losses were recorded in restructuring and other, which included fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

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

MACROECONOMIC ENVIRONMENT

The broader implications of the macroeconomic environment, including uncertainty around international conflicts such as the Russia and Ukraine conflict, supply chain shortages, a recession globally or in markets in which we operate, higher inflation rates, higher interest rates, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign currency exchange fluctuations, or other business interruption, which may adversely impact our business. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2024	2023		2024	2023
	(In millions, except percentages and per share data)
Net revenues	$7,847	$7,418	6%	$23,431	$21,745	8%
Operating expenses	6,456	6,250	3%	19,547	18,445	6%
Operating income	$1,391	$1,168	19%	$3,884	$3,300	18%
Operating margin	18%	16%	**	17%	15%	**
Other income (expense), net	$(80)	$73	(210)%	$35	$318	(89)%
Income tax expense	301	221	36%	893	774	15%
Effective tax rate	23%	18%	**	23%	21%	**
Net income (loss)	$1,010	$1,020	(1)%	$3,026	$2,844	6%
Net income (loss) per diluted share	$0.99	$0.93	6%	$2.89	$2.55	13%
Net cash provided by operating activities	$1,614	$1,259	28%	$5,056	$2,229	127%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Net revenues increased $429 million, or 6%, in the three months ended September 30, 2024 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 9%.

Total operating expenses increased $206 million, or 3%, in the three months ended September 30, 2024 compared to the same period of the prior year due primarily to higher transaction expense partially offset by a reduction in transaction and credit losses.

Operating income increased $223 million, or 19%, in the three months ended September 30, 2024 compared to the same period of the prior year due to net revenues growing more than operating expenses. Our operating margin was 18% and 16% in the three months ended September 30, 2024 and 2023, respectively, reflecting the positive impact of lower transaction and credit losses.

Net income decreased $10 million, or 1%, in the three months ended September 30, 2024 compared to the same period of the prior year due to the previously discussed increase in operating income of $223 million, partially offset by a decrease in other income (expense), net of $153 million driven primarily by net losses on strategic investments in the current period compared to net gains in the prior period and an increase in income tax expense of $80 million due primarily to higher income before taxes, changes in jurisdictional mix of income, and U.S. income taxed at different rates.

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Net revenues increased $1.7 billion, or 8%, in the nine months ended September 30, 2024 compared to the same period of the prior year driven primarily by growth in TPV of 11%.

Total operating expenses increased $1.1 billion, or 6%, in the nine months ended September 30, 2024 compared to the same period of the prior year due primarily to an increase in transaction expense and, to a lesser extent, restructuring and other partially offset by a reduction in transaction and credit losses and customer support and operations expenses.

Operating income increased $584 million, or 18%, in the nine months ended September 30, 2024 compared to the same period of the prior year due to net revenues growing more than operating expenses. Our operating margin was 17% and 15% in the nine months ended September 30, 2024 and 2023, respectively, reflecting the positive impact of operating efficiencies in our business and lower transaction and credit losses, partially offset by the negative impact of an increase in transaction expense.

Net income increased $182 million, or 6%, in the nine months ended September 30, 2024 compared to the same period of the prior year due to the previously discussed increase in operating income of $584 million partially offset by a decrease of $283 million in other income (expense), net driven primarily by net losses on strategic investments in the current period compared to net gains in the prior period and an increase in income tax expense of $119 million due primarily to higher income before taxes, changes in jurisdictional mix of income, and U.S. income taxed at different rates.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign currency exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% of our net revenues from customers domiciled outside of the U.S. in both the three and nine months ended September 30, 2024 compared to 43% and 42% in the three and nine months ended September 30, 2023, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2023 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and nine months ended September 30, 2024, year-over-year foreign currency exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$12	$11
Hedging impact	(12)	10
Favorable impact to net revenues	—	21
(Unfavorable) favorable impact to operating expense	(10)	2
Net (unfavorable) favorable impact to operating income	$(10)	$23

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

Additionally, in connection with transactions occurring in multiple currencies on our payments platform, we generally set our foreign currency exchange rates daily and may face financial exposure if we incorrectly set our foreign currency exchange rates or as a result of fluctuations in foreign currency exchange rates between the times that we set our foreign currency exchange rates and when transactions occur. While we have processes in place to mitigate these risks, it is impossible to eliminate the total effects of any possible exposure associated with setting rates on our platform.

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

Net revenue analysis

The components of our net revenues for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

Transaction revenues

Transaction revenues grew by $413 million, or 6%, and $1.7 billion, or 9%, in the three and nine months ended September 30, 2024 compared to the same periods of the prior year driven primarily by growth in TPV and the number of payment transactions from our Braintree products and services and, to a lesser extent, from our core PayPal and Venmo products and services. Transaction revenues for the nine months ended September 30, 2024 were also impacted unfavorably by lower net gains from hedging activities as compared to the same period of the prior year.

As a result of ongoing negotiations with merchants, we expect lower volume and transaction revenue growth in the fourth quarter of 2024 and into 2025 from our Braintree products and services.

The graphs below present the respective key metrics (in millions) for the three and nine months ended September 30, 2024 and 2023:
*Reflects active accounts at the end of the applicable period.

Number of payment transactions

TPV
The following table provides a summary of related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2024	2023		2024	2023
Number of payment transactions per active account	61.4	56.6	9%	61.4	56.6	9%
Percent of cross-border TPV(1)	12%	12%	**	12%	12%	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful

We had active accounts of 432 million and 428 million as of September 30, 2024 and 2023, respectively. Our total number of payment transactions was 6.6 billion and 6.3 billion for the three months ended September 30, 2024 and 2023, respectively, an increase of 6%. Our total number of payment transactions was 19.7 billion for the nine months ended September 30, 2024, compared to 18.2 billion in the nine months ended September 30, 2023, an increase of 8%. TPV was $423 billion and $388 billion for the three months ended September 30, 2024 and 2023, respectively, an increase of 9%. TPV was $1.2 trillion for the nine months ended September 30, 2024 compared to $1.1 trillion in the nine months ended September 30, 2023, an increase of 11%.

Transaction revenues growth was lower than the growth in TPV in the three and nine months ended September 30, 2024 compared to the same periods in the prior year due primarily to unfavorable changes in mix from core PayPal products and services and unfavorable impact from foreign exchange fees. For the nine months ended September 30, 2024, these unfavorable impacts to transaction revenues growth were partially offset by favorable impact from Braintree products and services.

Revenues from other value added services

Revenues from other value added services increased $16 million and $6 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year due primarily to an increase in interest earned on certain assets underlying customer account balances resulting primarily from higher interest rates and higher customer balances, partially offset by a decline in the revenue share earned from an independent chartered financial institution. Revenues from other value added services for the nine months ended September 30, 2024 were also impacted by lower interest and fee revenue on our loans receivable portfolio driven by a decrease in receivables related to PayPal Business Loan (“PPBL”) products.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2024	2023		2024	2023
	(In millions, except percentages)
Transaction expense	$3,841	$3,603	7%	$11,700	$10,427	12%
Transaction and credit losses	352	446	(21)%	1,008	1,286	(22)%
Customer support and operations	427	474	(10)%	1,317	1,454	(9)%
Sales and marketing	508	442	15%	1,375	1,343	2%
Technology and development	746	739	1%	2,206	2,203	—%
General and administrative	519	507	2%	1,553	1,505	3%
Restructuring and other	63	39	62%	388	227	71%
Total operating expenses	$6,456	$6,250	3%	$19,547	$18,445	6%
Transaction expense rate(1)	0.91%	0.93%	**	0.94%	0.93%	**
Transaction and credit loss rate(2)	0.08%	0.12%	**	0.08%	0.11%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions):
Transaction expense increased by $238 million, or 7%, and $1.3 billion, or 12%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year due primarily to the increase in TPV of 9% and 11% for the three and nine months ended September 30, 2024, respectively, as well as unfavorable changes in product mix.

The decrease in the transaction expense rate for the three months ended September 30, 2024 compared to the same period of the prior year was primarily attributable to favorable changes in regional mix, product mix, and certain third-party pricing incentives within our core PayPal products and services as well as favorable changes in merchant mix associated with our unbranded card processing volume.

The slight increase in the transaction expense rate for the nine months ended September 30, 2024 compared to the same period of the prior year was attributable to unfavorable changes in product mix with a higher proportion of TPV from unbranded card processing volume, which generally has higher expense rates than our other products and services, largely offset by favorable changes in regional mix, product mix, and certain third-party pricing incentives within our core PayPal products and services.

For both the three months ended September 30, 2024 and 2023, approximately 37% of TPV was generated outside of the U.S. For both the nine months ended September 30, 2024 and 2023, approximately 36% of TPV was generated outside of the U.S.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):
Transaction and credit losses decreased by $94 million, or 21%, and $278 million, or 22%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year.

Transaction losses were $264 million in the three months ended September 30, 2024 compared to $329 million in the three months ended September 30, 2023, a decrease of $65 million, or 20%. Transaction losses were $783 million in the nine months ended September 30, 2024 compared to $915 million in the nine months ended September 30, 2023, a decrease of $132 million, or 14%. Transaction loss rate (transaction losses divided by TPV) was 0.06% for the three and nine months ended September 30, 2024, compared to 0.08% for the three and nine months ended September 30, 2023. The decrease in transaction losses and the associated transaction loss rate in the three and nine months ended September 30, 2024 compared to the same periods of the prior year was primarily due to higher recoveries and lower losses resulting from fewer fraud events in the current period.

Credit losses decreased by $29 million and $146 million in the three and nine months ended September 30, 2024 compared to the same periods of the prior year. The components of credit losses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023(3)
Net charge-offs(1)	$81	$163	$295	$407
Reserve (release) build(2)	7	(46)	(70)	(36)
Credit losses	$88	$117	$225	$371
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve (release) build represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes the reversal of allowance associated with reclassification of certain loans to held for sale.

The provision in the three and nine months ended September 30, 2024 was attributable to loan originations during the period partially offset by improvement in credit quality of loans outstanding. The provision in the three and nine months ended September 30, 2023 was attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding.

Consumer loan portfolio

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). As of September 30, 2024 and 2023, loans and interest receivable, held for sale was $471 million and $2.2 billion, respectively, representing the portion of our installment consumer receivables that we intend to sell.

The consumer loans and interest receivable balance as of September 30, 2024 and 2023 was $5.1 billion and $4.2 billion, respectively, net of participation interest sold, representing an increase of 21%. The increase was driven primarily by growth in our installment credit products in Japan and our revolving credit product in the U.K., partially offset by a decline in our installment credit products in Germany due to the forward flow arrangement with the global investment firm as well as a decrease in our interest-bearing installment credit product in the U.S.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2024	2023
Percent of consumer loans and interest receivable current	95.9%	95.4%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.7%	2.0%
Net charge-off rate(2)	4.6%	7.6%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended September 30, 2024 and 2023, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

The decline in net charge-off rate for consumer receivables at September 30, 2024 as compared to September 30, 2023 was due primarily to the improvement in credit quality of the U.S. interest-bearing installment products.

In response to declining performance, a number of risk mitigation strategies were implemented in the third quarter of 2023, which reduced originations for our U.S. interest-bearing installment product. In response to changing portfolio performance, we continue to evaluate and modify our acceptable risk parameters. Changes to such parameters in the second quarter of 2024, combined with enhanced risk monitoring, have resulted in an increase of U.S. interest-bearing installment loan originations back to historical levels.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, interest, and fees receivable outstanding, net of participation interest sold, as of September 30, 2024 and 2023 was $1.4 billion, reflecting a slight decline of 4% attributable to slowed originations related to our PPBL product in the U.S. mostly offset by an increase in our PayPal Working Capital product portfolio across countries.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2024	2023
Percent of merchant loans, advances, and interest and fees receivable current	91.3%	86.7%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	2.8%	6.6%
Net charge-off rate(2)	8.3%	20.4%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended September 30, 2024 and 2023, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The increase in the percent of current merchant receivables and decrease in percent of merchant receivables greater than 90 days outstanding and the net charge-off rate for merchant receivables at September 30, 2024 as compared to September 30, 2023 was due primarily to the improvement in the credit quality of the PPBL portfolio.

In response to declining performance, a number of risk mitigation strategies were implemented throughout 2023, which reduced originations for our PPBL product. In response to changing portfolio performance, we continue to evaluate and modify our acceptable risk parameters. Changes to such parameters, combined with enhanced risk monitoring, have resulted in an increase in PPBL originations in 2024.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

Customer support and operations expenses decreased by $47 million, or 10%, and $137 million, or 9%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year due primarily to a decline in employee-related costs associated with headcount reduction. The decline in customer support and operations expenses in the nine months ended September 30, 2024 was also impacted by a reduction in other costs incurred related to delivery of our products, including warehouses, shipping, and payment devices and a decrease in contractors and consulting costs, partially offset by an increase in card issuance costs and customer onboarding and compliance costs.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

Sales and marketing expenses increased by $66 million, or 15%, and $32 million, or 2%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year primarily attributable to higher spend on marketing and brand advertising, including the launch of our PayPal Everywhere advertising campaign, partially offset by a decline in employee-related costs. The increase in the nine months ended September 30, 2024 was also attributable to higher revenue share to our partners.

We expect sales and marketing expenses to increase in the fourth quarter of 2024 as we continue to invest in brand advertising and marketing campaigns.

Technology and development

Technology and development expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

Technology and development expenses remained consistent in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year. The slight increase in technology and development expenses in the three months ended September 30, 2024 was primarily due to an increase in contractor and consultant costs offset by a decline in employee-related costs associated with headcount reduction. The slight increase in technology and development expenses in the nine months ended September 30, 2024 was driven by increases in cloud computing services utilized in delivering our products and services, amortization expense associated with internally developed software, and software maintenance costs offset by a decline in employee-related costs associated with headcount reduction.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

General and administrative expenses increased by $12 million, or 2%, and $48 million, or 3%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year due primarily to an increase in indirect tax expense and professional services expense. The increase in general and administrative expenses in the nine months ended September 30, 2024 was also attributable to a contingency reserve, partially offset by declines in facilities expense and depreciation expense.

Restructuring and other

Restructuring and other for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

Restructuring and other increased by $24 million and $161 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three and nine months ended September 30, 2024 were $36 million and $294 million, respectively, and included employee severance and benefits costs and stock-based compensation expense, substantially all of which were accrued for as of September 30, 2024. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $575 million, including approximately $155 million in stock-based compensation. We expect to reinvest a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil in the three and nine months ended September 30, 2024 and $18 million and $61 million in the three and nine months ended September 30, 2023, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements. In the nine months ended September 30, 2023, we recognized a gain of $17 million due to the sale of an owned property. We also incurred a loss of $12 million upon designation of an owned property as held for sale in the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, approximately $28 million and $92 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and nine months ended September 30, 2023, approximately $15 million and $49 million, respectively, of losses were recorded in restructuring and other, which included fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net decreased $153 million and $283 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year due primarily to net losses on strategic investments in the current period compared to net gains in the prior period, partially offset by higher interest income resulting from an increase in cash balances and interest rates year-over-year.

Income tax expense

Our effective income tax rate was 23% and 18% for the three months ended September 30, 2024 and 2023, respectively, and 23% and 21% for the nine months ended September 30, 2024 and 2023, respectively. The increases in our effective income tax rate for the three and nine months ended September 30, 2024 compared to the same periods of the prior year were due primarily to changes in jurisdictional mix of income and U.S. income taxed at different rates.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$14,493	$15,493
(1) Excludes assets related to funds receivable and customer accounts of $39.2 billion and $38.9 billion at September 30, 2024 and December 31, 2023, respectively.
(2) Excludes total restricted cash of $1 million and $3 million at September 30, 2024 and December 31, 2023, respectively, and strategic investments of $1.7 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.9 billion and $10.0 billion at September 30, 2024 and December 31, 2023, or 48% and 64% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2023, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$5,056	$2,229
Investing activities	(868)	1,286
Financing activities	(4,691)	(5,993)
Effect of exchange rates on cash, cash equivalents, and restricted cash	103	(95)
Net decrease in cash, cash equivalents, and restricted cash	$(400)	$(2,573)

Operating activities

The net cash provided by operating activities of $5.1 billion in the nine months ended September 30, 2024 was due primarily to operating income of $3.9 billion, as well as adjustments for non-cash expenses, including provision for transaction and credit losses of $1.0 billion, stock-based compensation of $947 million, and depreciation and amortization of $783 million. Cash flows from operating activities was also impacted by proceeds from repayments and sales of loans receivable, originally classified as held for sale, of $17.2 billion and net losses from our strategic investments of $226 million. These inflows from operating activities were partially offset by originations of loans receivable, held for sale of $17.2 billion, changes in other assets and liabilities of $647 million, primarily related to actual cash transaction losses incurred during the period, and accretion of discounts on investments, net of amortization of premiums, of $290 million.

The net cash provided by operating activities of $2.2 billion in the nine months ended September 30, 2023 was due primarily to operating income of $3.3 billion, as well as adjustments for non-cash expenses, including provision for transaction and credit losses of $1.3 billion, stock-based compensation of $1.1 billion, and depreciation and amortization of $809 million. Cash flows from operating activities was also impacted by originations of loans receivable, held for sale of $5.7 billion, changes in other assets and liabilities of $865 million, primarily related to actual cash transaction losses incurred during the period, changes in deferred income taxes of $439 million, accretion of discounts on investments, net of amortization of premiums, of $265 million, and net gains from our strategic investments of $205 million, partially offset by proceeds from repayments of loans receivable, originally classified as held for sale, of $3.7 billion.

In the nine months ended September 30, 2024 and 2023, cash paid for income taxes, net was $975 million and $1.1 billion, respectively.

Investing activities

The net cash used in investing activities of $868 million in the nine months ended September 30, 2024 was due primarily to purchases of investments of $20.8 billion, purchases and originations of loans receivable of $15.4 billion, purchases of property and equipment of $480 million, and purchases of reverse repurchase agreements of $299 million, partially offset by maturities and sales of investments of $21.2 billion, proceeds from repayments and sales of loans receivable, originally classified as held for investment, of $14.7 billion, and maturities of reverse repurchase agreements of $226 million. From time to time, we enter into reverse repurchase agreements as a form of secured lending primarily to deploy excess cash.

The net cash provided by investing activities of $1.3 billion in the nine months ended September 30, 2023 was due primarily to proceeds from repayments and sales of loans receivable, originally classified as held for investment, of $21.3 billion and maturities and sales of investments of $16.1 billion, partially offset by purchases and originations of loans receivable of $19.8 billion, purchases of investments of $15.0 billion, changes in funds receivable from customers of $1.0 billion, and purchases of property and equipment of $478 million.

Financing activities

The net cash used in financing activities of $4.7 billion in the nine months ended September 30, 2024 was due primarily to the repurchase of $4.8 billion of our common stock under our stock repurchase program, changes in funds payable and amounts due to customers of $771 million, repayments of borrowings from repurchase agreements of $656 million, repayments of borrowings under financing arrangements of $411 million, and tax withholdings related to net share settlement of equity awards of $271 million. These cash outflows were partially offset by borrowings under financing arrangements of $1.5 billion (including proceeds from the issuance of fixed rate debt in May 2024) and borrowings from repurchase agreements of $656 million. From time to time, we enter into repurchase agreements as a form of secured borrowing primarily to address temporary liquidity needs.

The net cash used in financing activities of $6.0 billion in the nine months ended September 30, 2023 was due primarily to the repurchase of $4.4 billion of our common stock under our stock repurchase program, changes in funds payable and amounts due to customers of $1.3 billion, repayments of borrowings under financing arrangements of $942 million (including principal repayment of fixed rate debt that matured in June 2023 and repayment of borrowings under our Paidy credit agreement), and tax withholdings related to net share settlement of equity awards of $225 million. These cash outflows were partially offset by borrowings under financing arrangements of $829 million, including proceeds from the issuance of fixed rate debt in June 2023 and borrowings under our Paidy credit agreement.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates for the nine months ended September 30, 2024 and 2023 had a positive impact of $103 million and a negative impact of $95 million, respectively, on cash, cash equivalents, and restricted cash. The positive impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2024 was due primarily to the favorable impact of fluctuations in the exchange rate of the U.S. dollar to the British pound. The negative impact on cash, cash equivalents and restricted cash in the nine months ended September 30, 2023 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the Chinese yuan and Japanese yen.

Available credit and debt

In May 2024, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and acquisitions of businesses, assets, or strategic investments. As of September 30, 2024, we had an aggregate principal amount of $11.9 billion in fixed rate debt outstanding with varying maturity dates.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $633 million as of September 30, 2024). As of September 30, 2024 and December 31, 2023, ¥90.0 billion (approximately $633 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under the Paidy Credit Agreement. At September 30, 2024, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. The arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the financial institution (“Aggregate Cash Deposits”). The arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2024, we had a total of $2.2 billion in cash withdrawals offsetting our $2.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Credit ratings

As of September 30, 2024, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, capital expenditures, and other future obligations.

Credit products

Growth in our portfolio of loans receivable increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our credit products.

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of September 30, 2024, the cumulative amount approved by PayPal to be designated to fund credit activities aggregated to $2.0 billion and represented approximately 27% of European customer balances made available for our corporate use at that date, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell up to €40 billion of our eligible consumer installment receivables portfolio. During the nine months ended September 30, 2024, we sold $14.7 billion of loans and interest receivable in connection with this agreement. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Stock repurchases

During the nine months ended September 30, 2024, we repurchased approximately $4.8 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of September 30, 2024, a total of approximately $6.1 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

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

As of September 30, 2024 and December 31, 2023, approximately 50% and 59%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $76 million and $122 million at September 30, 2024 and December 31, 2023, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of September 30, 2024 and December 31, 2023, we had an aggregate principal amount of $11.9 billion and $10.6 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of September 30, 2024 and December 31, 2023, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2024 and December 31, 2023, ¥90.0 billion (approximately $633 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at September 30, 2024 and December 31, 2023, the amount recorded in AOCI related to our foreign currency exchange forward contracts, before taxes, would have been approximately $627 million and $622 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $464 million and $417 million at September 30, 2024 and December 31, 2023, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of September 30, 2024 would have positively impacted income before income taxes by approximately $451 million, resulting in a net negative impact of approximately $13 million. Foreign currency exchange contracts in place as of December 31, 2023 would have positively impacted income before income taxes by approximately $400 million, resulting in a net negative impact of approximately $17 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of September 30, 2024 and December 31, 2023, our strategic investments totaled $1.7 billion and $1.8 billion, which represented approximately 11% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2024, which could be experienced in the near term, would have resulted in a decrease of approximately $171 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of September 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 8, 2024 (“2023 Form 10-K”), as updated by the information appearing in Part II, Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q as filed with the SEC (“Forms 10-Q”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2023 Form 10‑K and Forms 10-Q. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

PayPal relies on a variety of compliance methods to transfer personal data of Europe Economic Area individuals to the U.S., including Binding Corporate Rules for internal transfers of certain types of personal data and Standard Contractual Clauses (“SCCs”) as approved by the European Commission for transfers to and from third parties. While PayPal intends to continue to rely on Binding Corporate Rules and SCCs and will evaluate the circumstances under which additional mechanisms, such as the EU-U.S. Data Privacy Framework may be leveraged for transfers of personal data to the U.S., we may be subject to regulatory enforcement actions if our approach is deemed to be noncompliant.

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

The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2024 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2024				$7,857
July 1, 2024 through July 31, 2024	15.3	$59.79	15.3	6,940
August 1, 2024 through August 31, 2024	8.0	$67.01	8.0	6,401
September 1, 2024 through September 30, 2024	4.4	$73.46	4.4	6,081
Balance as of September 30, 2024	27.7		27.7	$6,081
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+	Amendment and Restatement of PayPal Holdings, Inc. Executive Change in Control and Severance Plan	8-K	7/25/2024	-
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	October 29, 2024	By:	/s/ Alex Chriss
Alex Chriss
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	October 29, 2024	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial Officer

Principal Accounting Officer:

Date:	October 29, 2024	By:	/s/ Christopher Natali
Christopher Natali
Vice President, Chief Accounting Officer

