Form 10-K
period 2024-12-31
PayPal Holdings, Inc.
filed 2025-02-04
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.
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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $59.8 billion based on the closing sale price as reported on the NASDAQ Global Select Market.

As of January 29, 2025, there were 989,242,452 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

ITEM 1. BUSINESS

OVERVIEW

At PayPal Holdings, Inc., our mission is to revolutionize commerce globally. Our products are designed to enable digital payments and simplify commerce experiences for consumers and merchants to make selling, shopping, and sending and receiving money simple, personalized, and secure, online or offline, including mobile. Our two-sided platform serves millions of consumers and merchants worldwide.

We help consumers transact quickly and securely with merchants, manage their financial lives, and send to and receive money from friends and family around the globe. We provide consumers with a digital wallet that enables them to send payments to merchants securely using a variety of funding sources, which may include a bank account, a PayPal or Venmo account balance, our consumer credit products, a credit card, a debit card, certain cryptocurrencies, or other stored value products such as gift cards, and eligible rewards.

We help merchants connect with customers, increase conversion rates and sales, and grow their businesses in the markets where our services are available. We provide large enterprises and small and medium businesses with online branded checkout solutions, including PayPal and Venmo; online unbranded payments processing, including Braintree and PayPal Complete Payments; our buy now, pay later solutions, which we refer to as PayPal Pay Later; in-person point of sale systems, including Zettle; business financing, including PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”); payouts capabilities; and risk tools.

We operate a global, two-sided network at scale that connects consumers and merchants with 434 million active accounts across approximately 200 markets as of December 31, 2024.

We earn revenues primarily by charging fees for completing payment transactions for our customers and other payment-related services, which are typically based on the volume of activity processed on our payments platform. We also generate revenue from customers for currency conversion, for instant transfers from their PayPal or Venmo account to their bank account or debit card, and to facilitate the purchase and sale of cryptocurrencies; however, we generally do not charge customers to fund or draw from their accounts. We also earn revenue by providing other value added services, which primarily comprise revenue earned through partnerships, interest and fees from our consumer and merchant credit products, interest earned on certain assets underlying customer balances, referral fees, subscription fees, and gateway services.

Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

KEY PERFORMANCE METRICS

In 2024, we processed $1.68 trillion of total payment volume (“TPV”), an increase of 10% compared to 2023, and 26.3 billion payment transactions, an increase of 5% compared to 2023. As of December 31, 2024, we had 434 million active accounts, an increase of 2% compared to December 31, 2023.

We measure the scale of our platform and the relevance of our products and services to our customers through certain metrics, including TPV, payment transactions, and active accounts:

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

OUR STRENGTHS

Our business is built on a strong foundation designed to drive profitable growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•Two-sided platform—we facilitate online and offline transactions for millions of consumers and merchants. Our relationship on both sides of a transaction enables us to offer unique product experiences designed to remove friction, drive sales, and enhance shopping experiences. We utilize the data about how our customers use our platform to continually innovate and improve it.

•Trusted brands—we have built and strengthened well-recognized and trusted brands, including PayPal, Venmo, and Braintree. Our communications and marketing efforts across multiple geographies and demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•Open ecosystem—we are technology and platform agnostic. This approach allows our merchants to offer and use a variety of our branded and unbranded payment processing solutions and business financing products, alongside other tools. We give consumers flexibility to make and receive payments using a wide variety of funding options and digital wallet solutions, including their bank account, PayPal and Venmo account balance, buy now, pay later, debit and credit options.

•Scale—our global scale helps us to drive organic growth. As of December 31, 2024, we had 434 million active accounts in approximately 200 markets1 around the world.

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

1A market is a geographic area or political jurisdiction, such as a country, territory, or protectorate, in which we offer some or all of our products and services. A country, territory, or protectorate is identified by a distinct set of laws and regulations.

CONSUMER AND MERCHANT PAYMENT SOLUTIONS

Consumer value proposition

We help consumers transact securely with merchants, manage their financial lives, and send to and receive money from friends and family around the globe. Our goal is to create the simplest checkout experience possible for consumers online or offline, including mobile. We drive increased consumer engagement by providing consumers with a wide range of services to manage their finances and enhance their ability to shop online and offline. Our PayPal and Venmo branded checkout experiences allow customers to complete purchases in just a few steps without having to enter payment and address information. We also focus on simplifying and personalizing shopping experiences for our consumers by offering tools for product discovery, price tracking, saving through deals and offers, convenient package tracking, and redemption of shopping rewards. Our PayPal- and Venmo-branded debit and credit cards give consumers the ability to transact in-person through our platform and earn incentives, including cash-back rewards.

We also offer consumers person-to-person (“P2P”) payment solutions for domestic and international transfers through our PayPal, Venmo, and Xoom products and services. Our Venmo digital wallet in the United States (“U.S.”) is a leading mobile application used to move money between our customers. Our Xoom international money transfer service enables our customers to send money to people around the world in a secure, fast, and cost-effective way. P2P is an important source of customer engagement and also serves as a customer acquisition channel that facilitates organic growth by enabling potential users to establish active accounts with PayPal or Venmo at the time they make or receive a P2P payment.

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

We generate revenue from consumers from: foreign currency conversions, instant transfers from their PayPal or Venmo account to their bank account or debit card, and facilitating the purchase and sale of cryptocurrencies; interest, fees, or other revenue from our credit products; and other miscellaneous fees. We also earn revenue from interest earned on certain assets underlying customer balances.

Merchant value proposition

Merchants use our solutions to increase conversion rates and grow and manage their business. We employ a technology and platform agnostic approach intended to enable merchants of all sizes to utilize our various products. Our diversified suite of products and services is tailored to meet the needs of merchants regardless of their size or business complexity. We offer a seamless omnichannel solution that helps merchants manage and grow their business.

Our PayPal and Venmo branded checkout experiences allow customers to complete purchases in just a few steps without having to enter payment and address information. These seamless experiences reduce cart abandonment and drive higher conversion rates for merchants. Our buy now, pay later solutions are embedded into our branded checkout experiences, which can help increase consumer spend and enable merchants to grow sales.

Our unbranded payments processing solutions, which includes Braintree and PayPal Complete Payments, allow merchants to quickly and easily provide digital checkout online with a variety of popular ways to pay, including debit and credit cards, digital wallets, PayPal Pay Later, and local payment methods.

We offer a suite of value added services, including payouts, payments orchestration, and fraud prevention and risk management solutions that help reduce merchant losses through proprietary protection programs. We also offer omnichannel solutions that allow merchants to make sales in person using our Zettle by PayPal app, card reader, or point of sale systems.

We offer access to merchant financing products for eligible small and medium-sized businesses through the PPWC and PPBL products, which we collectively refer to as our merchant financing solutions. The PPWC product allows businesses to access a loan or cash advance for a fixed fee, based on their annual payment volume processed by PayPal. The PPBL product provides businesses with access to short-term financing for a fixed fee or interest based on an evaluation of the applying business as well as the business owner. In the U.S., these products are provided under a program agreement with an independent chartered financial institution. We believe that our merchant financing solutions enable us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available from traditional banks or other lenders.

We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services. We also earn revenues from interest and fees earned on our merchant loans and advances and interest earned on certain assets underlying customer balances.

PROTECTING CONSUMERS AND MERCHANTS

Protecting consumers and merchants on our payments platform from financial and fraud loss is important to successfully compete and sustainably grow our business. Fraudulent activities, such as account takeover, identity theft (including stolen financial information), and malicious activities by counterparties, represent a significant risk to consumers and merchants, as well as their payment partners. In addition to the protections afforded by applicable law, we provide consumers and merchants with protection programs for certain purchase transactions completed on our payments platform. Our protection programs help protect both consumers and merchants from financial loss resulting from, among other things, counterparty non-performance. These programs are designed to promote confidence on the part of both consumers, who will be reimbursed in certain circumstances, such as not receiving their purchased item in the condition significantly as described, as well as merchants, who will receive payment in certain circumstances, such as establishing proof of shipment or delivery of an item to the customer. We believe that these programs are generally consistent with or broader than protections provided by other participants in the payments industry.

Our ability to help protect both consumers and merchants is based largely on our proprietary, end-to-end payments platform and our ability to utilize the data from both sides of transactions on our two-sided network, specifically from buyers and sellers and from senders and receivers of payments. Our ongoing investment in systems and processes is designed to enhance the safety and security of our products and reflects our goal of having PayPal recognized as one of the world’s most trusted payments brands.

COMPETITION

The global payments industry is highly competitive, dynamic, and innovative, and subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of consumers and merchants, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses combine or enter into new partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

Our business faces competition from a wide range of businesses and from all forms of physical and electronic payments. We face competition from banks and financial institutions, which provide traditional payment methods (particularly credit cards and debit cards (collectively, “payment cards”), electronic bank transfers, credit, and installment methods), payment networks that facilitate payments for payment cards or proprietary retail networks, payment card processors, and “card on file” services. We also face competition from providers offering a variety of payment products and services ranging from broader platform solutions to point solutions focused on a specific functionality or feature, including tokenized and contactless payment cards, digital wallets and mobile payments solutions, credit, installment or other buy now, pay later methods, real-time payment systems, P2P payments and money remittance services, card readers and other devices or technologies for payment at point of sale (such as contactless cards, tokenized cards, Near Field Communication (NFC) based solutions, and Quick Response (QR) code based solutions), value added services related to payments (such as payouts, payment orchestration, foreign exchange and risk solutions), virtual currencies (such as cryptocurrencies and stablecoins) and distributed ledger technologies, and tools that simplify and personalize shopping experiences for consumers and merchants. Our products and services also face competition from paper-based payments (primarily cash and checks).

We differentiate ourselves to consumers through our broad acceptance and the ability to use our products and services across multiple commerce channels, including e-commerce, mobile, and offline payments, and without sharing their financial information with the merchant or any other party they are paying; our customer service, dispute resolution, and purchase protection programs; and our ability to simplify and personalize shopping experiences. In addition, we differentiate ourselves to merchants through our ability to innovate and develop products and services that offer new payment experiences or functionality for our merchants, demonstrate that they may achieve incremental sales by using and offering our services to consumers, and support transactions on our payments platform across varied technologies and payment methods; through the simplicity and transparency of our fee structure; and through our seller protection programs, analytics, and risk management, as well as other merchant services. We invest resources to improve our products and services and expand their acceptance, offer choice in payment options, provide excellent customer service, and build brands that both consumers and merchants trust.

In addition to the discussion in this section, see “Item 1A. Risk Factors” under the caption “We face substantial and increasingly intense competition worldwide in the global payments industry” for further discussion of the potential impact of competition on our business.

STRATEGY

Our ability to grow revenue is affected by, among other things, the macroeconomic environment and its impact on commerce and economic growth, consumer spending patterns, adoption of digital payment methods, the expansion of multiple commerce channels, the growth of mobile devices and commerce and payment applications on those devices, the growth of consumers and merchants globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of digital payments, and our ability to innovate and introduce new products, services, and features that consumers and merchants value. Our strategy to drive growth in our business includes the following:

•Accelerating growth in our branded checkout business: by improving our user experience, including by reducing friction and enhancing rewards, we will drive consumer selection and increase conversion rates for merchants. This strategy will increase our customers’ engagement with our products and services. A critical element of our overall growth strategy involves driving an increase in monthly active accounts, which we expect will contribute to growth in payment transactions, TPV, and net revenues.

•Expanding our value proposition for consumers and merchants to drive daily use: by providing consumers with simple, secure, and flexible ways to manage and move money across different markets, merchants, and platforms, including offering purchase protection programs and simplifying their shopping experiences; by being technology and platform agnostic and by expanding and launching capabilities that allow us to process payments anywhere; by partnering with our merchants to grow and expand their business online and offline, including offering merchants risk management and seller protection programs; and by delivering payment-adjacent capabilities.

•Unlocking the power of data: by responsibly utilizing data in our two-sided platform to personalize consumer offerings, we will create more value for our customers, improve the interconnectedness of our platform, and tap into new sources of revenue and profitable growth.

•Increasing offline engagement: through our PayPal-branded debit and credit cards, rewards programs, and seamless integration into other digital wallets that support in-store payments, we are giving consumers more reasons to use PayPal and Venmo for offline purchases. Providing consumers more opportunities to use PayPal for omnichannel purchases will help us to drive engagement.

•Building and expanding strategic partnerships: by building new strategic partnerships and deepening existing ones to provide better experiences for our customers, offer greater choice and flexibility, acquire new customers, and reinforce our role in the payments and commerce ecosystem.

•One PayPal platform: by investing in state-of-the-art technology, architecture, and processes to deliver high-quality products and services to our customers more efficiently and effectively.

•Seeking new areas of growth: innovate the future of commerce by focusing on creating new products in both the digital and physical worlds and finding opportunities to expand and improve upon our existing products and capabilities.

TECHNOLOGY

Our payments platform utilizes a combination of proprietary and third-party technologies and services intended to facilitate transactions efficiently and securely between millions of consumers and merchants worldwide across different channels, markets, and networks. Our payments platform connects with financial services providers around the world and allows consumers to make purchases using a wide range of payment methods, regardless of where a merchant is located. Consumers who use our payments platform can send payments in approximately 200 markets around the world and in approximately 140 currencies, withdraw funds to their bank accounts in 57 currencies, and hold balances in their eligible PayPal accounts in 24 currencies.

We have developed intuitive user interfaces, customer tools, transaction management databases, and payment network integrations on our platform designed to enable our customers to utilize our suite of products and services. Our payments platform, open application programming interfaces, and developer tools are designed to enable developers to innovate with ease and offer robust solutions to our global ecosystem of consumers and merchants, while at the same time helping to maintain the security of our customers’ information.

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

RESEARCH AND DEVELOPMENT

Our total research and development expense was $1.5 billion, $1.6 billion, and $1.7 billion in 2024, 2023, and 2022, respectively.

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

Payments regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. These licenses include not only our PayPal-branded products and services, but also our Venmo, Hyperwallet, Xoom, and Zettle products and services, to the extent offered in these locations. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions on the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. In certain cases, these licenses also generally cover PayPal’s service enabling customers to buy, hold, transfer, and sell cryptocurrency directly from their PayPal or Venmo account. In the State of New York, PayPal holds a full Bitlicense issued by the New York Department of Financial Services to offer cryptocurrency services in the state.

Outside the U.S., we provide similar services customized for various countries and foreign jurisdictions through our foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate. Among other regulatory authorities, the Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”), the U.K. Financial Conduct Authority (“FCA”), the Australian Prudential Regulation Authority, the People’s Bank of China, the Monetary Authority of Singapore, the Reserve Bank of India, and the Central Bank of Brazil have asserted jurisdiction over some or all of our activities in their respective jurisdictions. This list is not exhaustive, and there are numerous other regulatory agencies that have asserted or may assert jurisdiction over our activities.

In addition, financial services regulators in various jurisdictions, including the U.S. and the European Union (“EU”), have implemented payment authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, make it more difficult for new customers to open PayPal accounts, and reduce the ease of use of our products.

Financial Services supervision. We serve our customers in the EU through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), a wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg by the CSSF. We serve our customers in the U.K. through PayPal U.K. Limited (“PayPal U.K.”), a wholly-owned subsidiary that is subject to regulation as an electronic money institution in the U.K. by the FCA. Accordingly, we must comply with rules and regulations applicable to electronic money institutions in the U.K. and credit institutions in the E.U., including those related to capitalization, funds management, corporate governance, anti-money laundering, consumer rights, disclosure, reporting, and inspection. We are, or may be, subject to financial services-related regulations in other countries now or in the future related to our role in the financial services industry. In addition, based on our relationships with our partner financial institutions, we are, or may be, subject to indirect regulation and examination by the regulators of these partner financial institutions.

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

Our U.S. merchant lending products are subject to federal and state regulations and are offered by an independent chartered financial institution. Our merchant lending products offered in Germany, France, and the Netherlands are subject to the laws of Luxembourg and certain local laws, and our merchant lending product offered in the U.K. is subject to U.K. regulation. The loans offered to European and U.K. merchants are originated by PayPal (Europe) and PayPal U.K., respectively. Our merchant lending product in Australia is subject to the laws of Australia and is originated by PayPal Credit Pty Limited.

Consumer Financial Protection Bureau (“CFPB”). The CFPB has significant authority to regulate consumer financial products in the U.S., including consumer credit, deposits, payments, and similar products. As a large market participant of remittance transfers, we are subject to the direct supervisory authority of the CFPB. The CFPB and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may materially impact our business.

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

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Many jurisdictions in which we operate have adopted, or are in the process of adopting or amending data protection and privacy legislation or regulation aimed at creating and enhancing individual privacy rights and data protection obligations. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are subject to change and may subject us to increased regulatory scrutiny and business costs.

Anti-corruption. PayPal is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving, accepting, or authorizing others to provide anything of value, either directly or indirectly, to or from a government official or private party to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.

Additional regulatory developments. Various regulatory agencies continue to examine and implement laws governing a wide variety of issues, including virtual currencies, identity theft, account management guidelines, disclosure rules, cybersecurity, competition, and marketing, which may impact PayPal’s business. Certain governments around the world are adopting laws and regulations pertaining to environmental, social, and governance matters, and corporate sustainability performance, transparency, and reporting (e.g., the EU Corporate Sustainability Reporting Directive), as well as topical reporting and risk management disclosure requirements, such as obligations related to disclosure of the management of climate-related risks.

For an additional discussion on governmental regulation affecting our business, please see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in this Form 10-K.

CORPORATE SUSTAINABILITY & IMPACT MANAGEMENT

PayPal is committed to creating a more inclusive digital economy for the customers and communities we serve across the world. Our management of priority Corporate Sustainability & Impact (“CS&I”) risks and opportunities in respect of our business is organized across employees and culture, social impact, responsible business practices, and environmental sustainability. We believe this integrated, enterprise-wide approach to managing our global business helps enable us to create value for our stakeholders, including our stockholders, employees, partners, and communities. We continue to prioritize efforts to manage key non-financial factors impacting our long-term business, including fostering an inclusive culture across the employee experience, utilizing PayPal’s unique capabilities and resources to support inclusive entrepreneurship and small business success, further enhancements to support the safety and security of our products and platform, and progress on reducing our environmental impacts. We endeavor to provide transparent disclosures with respect to our CS&I risks and opportunities through our annual Global Impact Report and other communications.

HUMAN CAPITAL

At PayPal, we consider the management of our global talent (human capital) to be essential to the ongoing success of our business. As of December 31, 2024, we employed approximately 24,400 people globally, with 44% in the Americas, 44% in Asia-Pacific, and 12% in Europe and the Middle East. Our global employees work predominantly full-time and represent at least 140 nationalities, across 28 countries, including approximately 8,900 located in the U.S. Across our workforce, we reached approximately 43% global gender diversity and 55% U.S. ethnic diversity, as of December 31, 2024.

As a leading technology platform, we compete for top talent from around the world. We believe that a strong culture focused on employee experiences that enable advancement, learning, and individual career insights is essential to the successful acquisition, development, and retention of global talent. In 2024, we continued to build employee awareness and engagement in our leadership principles to establish a common set of expectations for all employees. We also continued to integrate these principles across our global talent strategy to help shape our programs throughout the employee lifecycle and achieve key business priorities. We use employee feedback to directly inform the ongoing development of our employee programs. In addition to administering an annual survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on specific topics.

We remain focused on promoting the holistic well-being of our employees, including providing resources, programs, and services to support our employees’ physical, mental, and financial wellness. PayPal offers a comprehensive benefits package designed to support employees at every stage of life while helping our employees to prepare for the future.

We are committed to equal pay for equal work and promoting enterprise-wide inclusive learning opportunities.

In October 2024, we moved to hybrid as our primary way of working at PayPal. As of December 31, 2024, approximately half of our employees worked a hybrid schedule while the remaining were fully virtual. Across PayPal, we are focused on providing tools and resources to support our distributed teams.

AVAILABLE INFORMATION

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at https://investor.pypl.com. From time to time, we may use our investor relations site and other online and social media channels, including the PayPal Newsroom (https://newsroom.paypal-corp.com/), the PayPal Corporate website (https://about.pypl.com), PayPal’s LinkedIn page (https://www.linkedin.com/company/paypal), PayPal’s Facebook page (https://www.facebook.com/PayPalUSA/), PayPal’s Youtube channel (https://www.youtube.com/paypal), Alex Chriss’ LinkedIn profile (https://www.linkedin.com/in/alexchriss/), Alex Chriss’ X profile (https://x.com/acce), Jamie Miller’s LinkedIn profile (https://www.linkedin.com/in/jamiesmiller/), and Steven Winoker’s LinkedIn profile (https://www.linkedin.com/in/steven-winoker-0764548/), as a means of disclosing information about the Company, including information which could be deemed to be material to investors. Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The content of our websites and information we may post on, provide to, or accessible through online and social media channels, including those mentioned above, are not a part of, and are not incorporated by reference into, this Form 10-K or in any other report or document we file with, or furnish to, the SEC. Any references to our websites or online and social media contained in this Form 10-K are intended to be inactive textual references only.

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

The techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are continuously evolving. In some circumstances, these attempts may not be recognized or detected until after they have been launched against a target. Unauthorized parties continuously attempt to gain access to our systems or facilities through various means, including through hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees, vendor and partner personnel and customers) into disclosing user names, passwords, payment card information, multi-factor authentication application access or other sensitive information used to gain access to such systems or facilities. This information may, in turn, be used to access our customers’ confidential personal or proprietary information and financial instrument data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. This information may also be used to execute fraudulent transactions or otherwise engage in fraudulent actions. Numerous and evolving cybersecurity and related threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner or that are part of our information technology supply chain, are becoming increasingly sophisticated and complex, may be difficult to detect, and could compromise the confidentiality, availability, and integrity of the data in our systems, as well as the systems themselves.

We believe that hostile actors, who may comprise individuals, coordinated groups, sophisticated organizations, or nation state supported entities, may target PayPal due to our name, brand recognition, types of data (including sensitive payments- and identity-related data) that customers provide to us, and the widespread adoption and use of our products and services. We have experienced from time to time, and may experience in the future, cybersecurity incidents, including breaches of our security measures, network breaches, and compromise of personally identifiable customer information due to human error, deception, malfeasance, insider threats, system errors, defects, vulnerabilities, or other issues. Any of the foregoing events may subject us to fines, penalties, regulatory or other enforcement actions, and our business, reputation or financial condition may be adversely affected.

Any cybersecurity incidents, including cyberattacks or data security breaches affecting the information technology or infrastructure of our customers, partners, or vendors (including data center and cloud computing providers) or of companies we acquire, could have similar negative effects.

Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information stored by us or our direct payment card processing vendors, we could be liable to the payment card issuing banks, including for their cost of issuing new cards and related expenses. We have experienced, and may experience in the future, breaches involving customer information for which we have notified, and may notify, regulators, customers and other third parties. These or other cybersecurity breaches and other exploited security vulnerabilities have subjected us and could further subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties. Moreover, under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information stored by us or our direct payment card processing vendors, we could be liable to the payment card issuing banks, including for their cost of issuing new cards and related expenses. While we maintain insurance policies intended to help offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by security breaches and other damage to or unavailability of our systems.

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation of service because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. Our corporate headquarters are located in the San Francisco Bay Area, a seismically active region in California. A catastrophic event that could lead to a disruption or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations. Further, some of our systems, including those of companies that we have acquired, are not fully redundant and any failure of these acquired systems, including due to a catastrophic event, may lead to operational outages or delays. While we engage in disaster recovery planning and testing intended to mitigate risks from outages or delays, our planning and testing may not be effective or sufficient for all possible outcomes or events. As a provider of payments solutions, we are also subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities. Any of the foregoing risks could have a material adverse impact on our business, financial condition, and results of operations.

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions from time to time that have and may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. While we continue to undertake system upgrades and re-platforming efforts designed to improve the availability, reliability, resiliency, and speed of our payments platform, these efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products, and may ultimately not be effective. A prolonged interruption of, or reduction in, the availability, speed, or functionality of our products and services could materially harm our business and financial condition. Frequent or persistent interruptions in our services could permanently harm our relationship with our customers and partners and our reputation. If any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses. These claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

We also rely on facilities, components, applications, software, and services supplied by third parties, including data center facilities and cloud data storage and processing services. From time to time, we have experienced interruptions in the provision of such facilities and services provided by these third parties. If these third parties experience operational interference or disruptions (including a cybersecurity incident), fail to perform their obligations, or breach their agreements with us, our operations could be disrupted or negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain insurance policies intended to help offset the financial impact we may experience from these risks, our coverage may be insufficient to compensate us for all losses caused by interruptions in our service due to systems failures and similar events.

In addition, any failure to successfully implement new information systems and technologies or improvements or upgrades to existing information systems and technologies in a timely manner could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business, adversely impact our business, internal controls, results of operations, and financial condition, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues, could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including payment technologies (including real-time payments, payment card tokenization, virtual currencies, distributed ledger and blockchain technologies, and proximity payment technology such as Near Field Communication and other contactless payments); internet browser technologies that enable users to easily store their payment card information for use on any retail or e-commerce website; artificial intelligence (“AI”) and machine learning; developments in technologies supporting our regulatory and compliance obligations; and in-store, digital, and social commerce.

We expect that new technologies applicable to the industries in which we operate, including the development, adoption, and use of generative AI technologies, will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. Developing and incorporating new technologies into new and existing products and services may require significant investment, take considerable time, and may not ultimately be successful. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use of our products or of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services.

We rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. Our ability to develop, provide or incorporate new technologies and adapt our existing products and services or develop future and new products and services using new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing customer expectations, third-party intellectual property rights, and other factors. If we are unable to develop and incorporate new technologies and adapt to technological changes and evolving industry standards in a timely or cost-effective manner, our business, results of operations, or reputation could be harmed.

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

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may subject us to significant fines, penalties, monetary damages, injunctive relief, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products, or operations; require us to engage in remediation activities; or delay planned transactions, product launches, or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

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

We principally provide our services to customers in the European Economic Area (“EEA”) through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg and PayPal U.K. Limited (“PayPal U.K.”), a wholly-owned subsidiary that is subject to regulation as an electronic money institution and a consumer credit firm (and registration as a crypto asset business) in the United Kingdom (“U.K.”) by the Financial Conduct Authority (“FCA”). PayPal (Europe) or PayPal U.K. may be subject to enforcement actions and significant fines and penalties if either violates applicable requirements. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity and certain activities of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier. PayPal (Europe) is also subject to regulation by the ECB under the oversight framework for electronic payment instruments, schemes and arrangements (“PISA”). Compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to additional supervision, potentially inconsistent interpretations, and domestic regulations by various countries in the region. Applicable regulation relating to payments, anti-money laundering, and digital services, which are key focus areas of regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks, and associated costs, and impact our ability to expand our business in Europe.

For many of the other markets outside the U.S., we provide services on a cross-border basis through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”). As of July 1, 2023, PayPal Pte. Ltd. has been issued a Major Payment Institution license by the MAS under the Payment Services Act 2019. In order to maintain this license and certain other licenses or registrations we hold in certain markets, we are required to comply with applicable regulatory requirements, which have imposed and will continue to impose increasing operational complexity and costs for our Singapore and international operations. Moreover, in many non-U.S. markets (other than Singapore) where customers of PayPal Pte. Ltd. or local branches or subsidiaries subject to local regulatory supervision or oversight, as the case may be, are located, there may be uncertainty whether our Singapore-based service is subject only to Singapore law or also to other local laws, and whether such local laws might require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise.

There are substantial costs and potential product and operational changes involved in maintaining and renewing licenses, certifications, and approvals, and we could be subject to enforcement actions, fines, penalties, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any licenses, renewals, certifications, and approvals in any jurisdiction. In certain markets, we may need to rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators may use their authority over such local partners to prohibit, restrict, or limit us from doing business. Any of the foregoing could, individually or in the aggregate, result in substantial additional costs, delay or preclude planned transactions, geographical expansions, or product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent or limit us from providing our products or services in a given market.

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York State Department of Financial Services as a virtual currency business, which does not qualify us to engage in securities brokerage or dealing activities. The regulatory status of particular cryptocurrencies is unclear under existing law. For example, if the Securities and Exchange Commission (“SEC”) were to assert that any of the cryptocurrencies we support are securities, the SEC could assert that our activities involving that cryptocurrency require securities broker-dealer registration or other obligations under the federal securities laws. The rapidly evolving legislative and regulatory landscapes with respect to cryptocurrency may subject us to additional licensing and regulatory obligations or to additional inquiries or investigations from the SEC or other regulators and governmental authorities, and require us to make product changes, restrict or discontinue product offerings in certain markets, implement additional and potentially costly controls, or take other actions.

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”), which is available to PayPal U.S. customers and Venmo customers. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world, including the SEC. There are uncertainties on how ongoing changes to federal, state, and international laws and regulations would apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs to operationalize and comply with any additional or changed requirement. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, penalties, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny, PYUSD is deemed to be a security, or PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

We hold our customers’ cryptocurrency assets through one or more third-party custodians. Financial and third-party risks related to our customer cryptocurrency offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodians, insufficient insurance coverage by a custodian to reimburse us for all such losses, a custodian’s failure to maintain effective controls over the custody and settlement services provided to us, a custodian’s inability to purchase or liquidate cryptocurrency holdings, the failure of the PYUSD Issuer to maintain sufficient reserve assets backing PYUSD and defaults on financial or performance obligations by a custodian, banks with which the PYUSD Issuer maintains reserve assets or counterparty financial institutions, could expose our customers and us to loss, and significantly harm our business, financial condition, and reputation.

We have selected custodian partners and the PYUSD Issuer, and may in the future select additional custodian partners and stablecoin issuing entities, that are subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies. Nevertheless, any operational disruptions at any such custodian or issuer, or such custodians’ or issuer’s failure to safeguard cryptocurrency holdings (or reserve assets), could result in losses of customer assets, expose us to customer claims, reduce consumer confidence and materially impact our cryptocurrency product offerings and our operating results.

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

Lending Regulation

We hold a number of U.S. state lending licenses for our U.S. consumer short-term installment loan product, which is subject to federal and state laws governing consumer credit and debt collection. Similarly, the consumer short-term installment loan products that we offer outside the U.S. may be subject to consumer credit legislation, licensing requirements, consumer lending laws, consumer protection or banking transparency regulations. Increased global regulatory focus on short-term installment products and consumer credit more broadly could result in laws or regulations requiring changes to our policies, procedures, operations, and product offerings, and restrict or limit our ability to offer credit products.

Consumer Protection

Violations of consumer protection law in applicable jurisdictions, including both federal and state laws and regulations in the U.S., such as the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”), could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. We are subject to, and have paid amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

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

Anti-Money Laundering and Counter-Terrorist Financing; Economic and Trade Sanctions

Regulators globally continue to increase standards and expectations regarding anti-money laundering and counter-terrorist financing, and to expand the scope of existing laws and regulations to emerging products and markets, which may require us to revise or expand our compliance program globally and/or in specific jurisdictions, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Such changes could have the effect of making compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or the circumstances in which we must verify identities of customers, and any change to such obligations could result in greater compliance costs and impact our business. We are also required to comply with economic and trade sanctions administered by the U.S., the European Union (“EU”) and its member states, the U.K., and other jurisdictions in which we operate. Non-compliance with anti-money laundering laws and regulations or economic and trade sanctions may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and damage our reputation and brands. In the ordinary course of business we may identify and voluntarily report, and have reported, potential compliance issues to regulatory authorities, including the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and our compliance history may be considered by OFAC and other regulators as part of any potential future investigation of our sanctions regulation.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, (generative) AI, machine learning, cryptocurrency, and blockchain technology. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws relating to our collection, use, storage, transfer, or sharing of customer data with third parties could result in proceedings or actions against us by data protection authorities, other government agencies, our customers or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers.

Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights, including with respect to the use of personal data for personalization and cross-contextual advertising. For example, numerous U.S. states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information as well as specific privacy obligations around youth. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which may subject us to increased regulatory scrutiny and business costs and could lead to unintended consumer confusion.

Artificial Intelligence (AI)

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI-

generated outputs. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S. and internationally, such as U.S. state regulations and the Artificial Intelligence Act in the EU, may impose significant operational costs and may limit our ability to develop, deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

We are subject to regulatory scrutiny and may be subject to legal proceedings under antitrust and competition laws.

We are subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed or implemented business combinations, acquisitions, investments, partnerships, commercial agreements and business practices. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Companies and government agencies have in the past alleged, and may in the future allege, that our actions (or actions of companies with which we have commercial agreements) violate the antitrust or competition laws in the U.S. or other jurisdictions in which we operate or otherwise constitute unfair competition, or that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be costly to defend or respond to, involve negative publicity, cause substantial diversion of management’s time and effort, and could result in reputational harm, significant judgments, fines and other remedial actions against us, require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

We are regularly subject to general litigation, regulatory scrutiny, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. We expect that the number and significance of these disputes and inquiries will continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology. Investigations and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, substantial diversion of management’s time and effort, negative publicity, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices or customer agreement terms in ways that may increase costs or reduce revenues, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Third parties may allege that we are infringing their patents and other intellectual property rights.

We are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. Intellectual property infringement claims against us may result from, among other things, our expansion into new business areas, including through acquisitions of businesses and technology, or new or expanded products and services and their convergence with technologies not previously associated with areas related to our business, products and services. The ultimate outcome of any allegation or claim is often uncertain and any such claim, with or without merit, may be time-consuming to defend, result in costly litigation, divert management’s time and attention from our business, result in reputational harm, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to settle claims or lawsuits, satisfy judgments, or pay substantial royalty or licensing fees.

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

The global payments industry is highly competitive, dynamic, and innovative, and increasingly subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting user preferences and needs, price sensitivity of consumers and merchants, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses combine or enter into new partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

We compete with a wide range of businesses in every aspect of our business. Some of our current and potential competitors are or may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are or may be smaller or younger companies that may be more agile in responding to regulatory and technological changes and customer preferences. Our competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. We often partner with other businesses, and the ability to continue developing these partnerships is important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships. If we are unable to differentiate our products and services from those of our competitors, drive value for our customers and adoption of our products and services, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively, which could negatively impact our results of operations and financial condition.

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

In some jurisdictions, government regulations have required payment card networks to reduce or cap interchange fees. Any changes in interchange fee rates or limitations, or their applicability to PayPal’s products and services, could adversely affect our competitive position against payment card service providers and the revenue we earn from our branded card programs, require us to change our business practices, and harm our business.

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

We are subject to the risk that account holders who use our credit products will default on their payment obligations. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as a recession or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans. Further, laws or regulations may limit the assessment of late fees or penalties on certain credit products, which could negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit products. Any deterioration in the performance of loans facilitated through our platform or unexpected losses on such loans may increase the risk of potential charge-offs, increase our allowance for loans and interest receivable, negatively impact our revenue share arrangement (as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics and Financial Results”), and materially and adversely affect our financial condition and results of operations.

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

We currently purchase receivables related to our U.S. PayPal-branded merchant financing offerings and certain U.S. consumer installment loan products and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. In June 2023, we entered into a multi-year agreement to sell U.K. and European buy now, pay later (“BNPL”) loan receivables originated by PayPal (Europe) and PayPal U.K., consisting of the sale of a substantial majority of the U.K. and European BNPL loan portfolio held on PayPal (Europe)’s balance sheet at the closing of the transaction and a forward-flow arrangement for the sale of future originations of eligible loans. The sale of future eligible receivables is subject to certain conditions. If these conditions are not satisfied or waived or if the parties are unable to fulfill their obligations under these arrangements, the sale of these receivables could be delayed and we may not realize the expected benefits of this arrangement.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including, but not limited to, networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate our U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; branded debit card and savings products issued by unaffiliated banks; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (including, but not limited to, data center facilities and cloud computing, information technology, and outsourced customer support and product development functions). We are subject to additional risks inherent in engaging and relying upon third-party providers, including operational, legal, regulatory, information security, reputational, commercial, and resiliency risks. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, we are overly reliant on certain relationships, or we experience substantial disruptions in these relationships (including interruptions to the availability of our products and services), our operations, results of operations, and financial results could be adversely impacted. Additionally, our relationships with third parties inherently involve a lesser degree of control over business operations, governance, and compliance, which potentially increases our financial, legal, reputational, and operational risk.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenues and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. In certain markets, cross-border trade represents our primary (and in some instances our only) offerings. Cross-border trade may be negatively impacted by various factors including foreign exchange rate fluctuations, tariffs, trade barriers or restrictions, sanctions, import or export controls, and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Failure to deal effectively with fraud, abusive behaviors, bad transactions, and negative customer experiences may increase our loss rate and could negatively impact our business and severely diminish merchant and consumer confidence in and use of our services.

We expect that third parties will continue to attempt to abuse access to and misuse our payments services to commit fraud by, among other things, creating fictitious PayPal accounts using stolen or synthetic identities or personal information, taking over customer accounts or creating fraudulent accounts, making transactions with stolen financial instruments, abusing or misusing our services for financial gain, or fraudulently inducing users of our products and services into engaging in fraudulent transactions. Due to the nature of PayPal’s digital payments services, third parties may seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous improvement, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures are not effective, our business could be negatively impacted. We also incur substantial losses from erroneous transactions and situations where linked accounts designated by customers to fund PayPal transactions have insufficient funds or are otherwise unavailable to fund the payments, or the payment is initiated to an unintended recipient in error. Numerous and evolving fraud schemes and misuse of our payments services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, and result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses or claims. While we actively seek to recover transaction losses where possible, such recoveries may be insufficient to compensate us for such losses.

Our purchase and seller protection programs (“protection programs”) are intended to reduce the likelihood of losses for consumers and merchants from unauthorized and fraudulent transactions. Our purchase protection program also protects consumers who do not receive the item ordered or who receive an item that is significantly different from its description. We incur substantial losses from our protection programs as a result of disputes filed by our customers. While we may seek to recover losses from our protection programs from the merchant, we ultimately may not be able to fully recover such losses (for example, if the merchant is unwilling or unable to pay, the transaction involves a fraudulent merchant, or the merchant provides sufficient evidence that the item was delivered).

In addition, consumers who pay through PayPal or Venmo may have reimbursement rights from their payment card issuer, which in turn will seek recovery from us. If losses incurred by us related to payment card transactions become excessive, we could lose the ability to accept payment cards for payment, which would negatively impact our business. Regulators and card networks may also adapt error resolution and chargeback requirements to account for evolving forms of fraud, which could increase PayPal’s exposure to fraud losses and impact the scope of coverage of our protection programs. Increases in our loss rate, including as a result of changes to the scope of transactions covered by our protection programs, could negatively impact our business and results of operations. See “Note 13—Commitments and Contingencies—Protection Programs” to our consolidated financial statements.

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

We expect that users will continue to attempt to use our payments platform for illegal activities or improper uses, including money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted, trademarked or digital goods, bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or Ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items by a user. While we invest in measures intended to prevent and detect illegal activities that may occur on our payments platform, these measures may not be effective in detecting and preventing illegal activity or improper uses, and we may be subject to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, impose additional restrictions or limitations on our business or require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business.

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

Our international operations generate a significant portion of our net revenues. Our international operations subject us to significant challenges, uncertainties, and risks, including, but not limited to, local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in recruiting and retaining qualified employees and maintaining our company culture; fluctuations in foreign exchange rates; exchange control regulations; profit repatriation restrictions; potential tariffs, sanctions, fines, or other trade barriers or restrictions; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability. In addition, some countries have enacted or are considering data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could significantly increase our operating costs.

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

Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), unemployment, consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal, monetary and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, geopolitical conditions or events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets, liquidity needs due to unanticipated reductions in customer balances, or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign exchange rates or interest rates that could materially and adversely affect our financial results.

If our reputation or our brands are damaged, our business and operating results may be harmed.

Our reputation and brands are globally recognized, important to our business, and affect our ability to attract and retain our customers. There are numerous ways our reputation or brands could be damaged. We may experience scrutiny or criticism from customers, partners, employees, government entities, media, advocacy groups, and other influencers or stakeholders that disagree with, among other things, our product offering decisions, internal policies, or public policy positions. Damage to our reputation or our brands may result from, among other things, new features, products, services, operational efforts, or terms of service (or changes to the same), or our decisions regarding user privacy, data practices, or information security. The proliferation of social media may increase and compound the likelihood, speed, magnitude, and unpredictability of negative brand events. If our brands or reputation are damaged, our business and operating results may be adversely impacted.

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

Various jurisdictions are adopting or considering new laws and regulations that expand mandatory disclosure, reporting and diligence requirements with respect to ESG matters. If we are unable to comply with new laws and regulations concerning ESG matters or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business or financial condition may be adversely affected. If our ESG-related data, processes and reporting are viewed as incomplete or inaccurate, or if we fail to achieve progress with respect to ESG-related goals on a timely basis or at all, we may be viewed negatively by stakeholders concerned about these matters. Moreover, investors, customers, partners, media, government entities, and other stakeholders (including those in support of or in opposition to ESG principles) may have a negative view of us to the extent we are perceived to have not responded appropriately to their ESG concerns or take positions that are contrary to their views or expectations.

We recognize that climate-related risks may impact our business. For example, California, where our headquarters are located, has historically experienced, and is projected to continue to experience, extreme weather and natural disaster events more frequently, including drought, flooding, heat waves, and wildfires. Such events may disrupt our business and may cause us to experience additional costs to maintain or resume operations.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail,we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. As part of our foreign exchange hedging activities, we regularly enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and other financial institutions are also lenders under our credit facilities. We regularly monitor our concentration of, and exposure to counterparty risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

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

Specifically, the OECD has published model rules and is coordinating negotiations among participating countries with the goal of achieving consensus on significant changes to international tax rules, including the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Each individual jurisdiction will need to enact minimum tax legislation which may result in various interpretations of the OECD model rules and applicable timelines. Certain countries in which we do business have enacted implementing legislation effective January 1, 2024. As additional jurisdictions enact similar legislation, transition rules expire, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years. The impact will depend on several factors including U.S and foreign tax legislation as well as our overall tax profile. A number of details around the provisions are still uncertain as the OECD and individual jurisdictions continue to issue guidance.

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

In addition, our future income taxes could be adversely affected by changes in our geographical mix of income and impacts of statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, including as a result of gains on our foreign exchange risk management program; by changes in tax laws, regulations, or accounting principles; or by certain discrete items.

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

We may be subject to claims relating to information disseminated through our online services by our customers and other third parties, including, but not limited to, claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services. We invest in measures intended to detect and block activities that may occur on our payments platform in violation of our policies and applicable laws. These measures require continuous improvement and may not be sufficiently effective in detecting and preventing the exchange of information in violation of our policies and applicable laws, which could negatively impact our business. If the laws or regulations that provide protections for online dissemination of information are invalidated, modified, or supplemented to reduce protections available to us, or to increase requirements on us to remove certain information or implement other processes, we could be harmed and may be forced to implement new measures to reduce our potential liability for information provided by our customers and carried on our products and services. This increased risk could require us to expend substantial resources or discontinue certain product or service offerings, which could harm our business.

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

The three lines of defense model is designed to provide a structure for risk management in the first line of defense (“FLOD”), monitoring and guidance by the second line of defense (“SLOD”), and independent audit by the third line of defense (“TLOD”). Our Office of the Chief Information Security Officer oversees the Company's information, cyber, and technology security. The Enterprise Risk Management Organization provides second line monitoring and guidance. The Technology and Information Security team serves as SLOD and provides independent oversight of our technology and cybersecurity risk mitigation practices and capabilities. As TLOD, Internal Audit independently assesses the effectiveness of our cybersecurity risk management and independently reports the results of audits to our ARC Committee to assist it in its oversight duties.

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

CYBERSECURITY GOVERNANCE

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to our ARC Committee oversight of cybersecurity and other information technology risks. The ARC Committee oversees PayPal’s overall risk framework, including management’s implementation of our cybersecurity risk management program, and reports to the full Board of Directors on a regular basis on cybersecurity and information technology risk management. The ARC Committee receives periodic reports from the Chief Information Security Officer (“CISO”) on our cybersecurity risks. Management also updates the ARC Committee, as necessary, regarding cybersecurity incidents.

Our CISO is responsible for implementing the information security strategy, security engineering, enabling business partners, and securing customer data, digital assets, and payments. His organization also monitors cyber regulation requirements and reviews impacts of new products and initiatives. Our CISO has over two decades of experience as a cybersecurity professional, including as a CISO at PayPal and four other organizations including leading global financial services institutions and large scale U.S. government agencies (including within the Department of Defense). He has an extensive record of success shepherding digital transformation aligned with business goals, launching cybersecurity frameworks, building security engineering teams, ensuring protection of assets, data, privacy, and company reputation.

The ARC Committee reports to the Board regarding its activities, including those related to cybersecurity risk oversight. The Board also receives briefings at least annually from management on our Information Security Program. Board members receive presentations on cybersecurity topics from our CISO and external experts from time to time as part of our continuing education to the Board on topics relevant to their service as a member of our Board.

Our cybersecurity teams, overseen by our CISO, are responsible for assessing and managing our risks from cybersecurity threats, including defining security policy and board reporting of security risk. The CISO approves all security policies and oversees the identification, assessment, and management of cybersecurity risks, which provides a proactive and comprehensive approach to safeguarding our information assets. The teams have primary responsibility for our overall Information Security Program and supervise both our internal cybersecurity personnel and our external cybersecurity consultants. Our cybersecurity teams’ experience includes cybersecurity incident response, in-depth security assessments, and security emulation exercises to evaluate security profile, security research, education and outreach, and security tool development.

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

ITEM 2. PROPERTIES

We own and lease various properties in the United States (“U.S.”) and other countries around the world. We use these properties for executive and administrative offices, customer services and operations centers, product development offices, and data centers. As of December 31, 2024, our owned and leased properties provided us with aggregate square footage as follows:

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

As of January 29, 2025, there were 3,773 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

DIVIDEND POLICY

We have never paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

STOCK REPURCHASE ACTIVITY

In June 2022, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. In February 2025, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements or other means at times and in such amounts as management deems appropriate, and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

The stock repurchase activity under our stock repurchase program during the three months ended December 31, 2024 is summarized as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of September 30, 2024				$6,081
October 1, 2024 through October 31, 2024	6.5	$79.93	6.5	5,559
November 1, 2024 through November 30, 2024	7.1	$83.87	7.1	4,963
December 1, 2024 through December 31, 2024	1.2	$86.61	1.2	4,856
Balance as of December 31, 2024	14.8		14.8	$4,856
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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2024 results as compared to 2023 results. For a discussion of 2023 results as compared to 2022 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2023 filed with the SEC on February 8, 2024.

BUSINESS ENVIRONMENT

THE COMPANY

At PayPal, our mission is to revolutionize commerce globally. Our products are designed to enable digital payments and simplify commerce experiences for consumers and merchants to make selling, shopping, and sending and receiving money simple, personalized, and secure, online or offline, including mobile. Our two-sided platform serves millions of consumers and merchants worldwide.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,			Percent Increase/(Decrease)
	2024	2023	2022	2024	2023
	(In millions, except percentages and per share amounts)
Net revenues	$31,797	$29,771	$27,518	7%	8%
Operating expenses	26,472	24,743	23,681	7%	4%
Operating income	5,325	5,028	3,837	6%	31%
Operating margin	17%	17%	14%	**	**
Other income (expense), net	4	383	(471)	(99)%	181%
Income tax expense	1,182	1,165	947	1%	23%
Effective tax rate	22%	22%	28%	**	**
Net income (loss)	$4,147	$4,246	$2,419	(2)%	76%
Net income (loss) per diluted share	$3.99	$3.84	$2.09	4%	84%
Net cash provided by operating activities	$7,450	$4,843	$5,813	54%	(17)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

Net revenues increased $2.0 billion, or 7%, in 2024 compared to 2023 driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 10%.

Total operating expenses increased $1.7 billion, or 7%, in 2024 compared to 2023 due primarily to an increase in transaction expense, and to a lesser extent, restructuring and other, partially offset by a reduction in transaction and credit losses.

Operating income increased $297 million, or 6%, in 2024 compared to 2023 due to net revenues increasing more than operating expenses. Our operating margin remained consistent at 17% for both 2024 and 2023.

Net income decreased $99 million, or 2%, in 2024 compared to 2023 due to the previously discussed increase in operating income of $297 million and a decrease of $379 million in other income (expense), net, driven primarily by net losses on strategic investments in the current period as compared to net gains on strategic investments in the prior period.

IMPACT OF FOREIGN EXCHANGE RATES

We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2024, 2023, and 2022, we generated approximately 43%, 42%, and 43% of our net revenues from customers domiciled outside of the U.S., respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S., including those discussed under “Item 1A. Risk Factors.”

We calculate the year-over-year impact of foreign exchange rate movements on our business using prior period foreign exchange rates applied to current period transactional currency amounts. While changes in foreign currency exchange rates affect our reported results, we have a foreign currency exposure management program in which we use foreign exchange contracts, designated as cash flow hedges, intended to reduce the impact on earnings from foreign exchange rate movements. Gains and losses from these foreign exchange contracts are recognized as a component of transaction revenues or operating expenses (as applicable) in the same period the forecasted transactions impact earnings.

In the years ended December 31, 2024 and 2023, the year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2024	2023
	(In millions)
(Unfavorable) favorable impact to net revenues (exclusive of hedging impact)	$(18)	$128
Hedging impact	48	111
Favorable impact to net revenues	30	239
Favorable (Unfavorable) impact to operating expense	28	(29)
Net favorable impact to operating income	$58	$210

While we enter into foreign exchange contracts to help reduce the impact on earnings from foreign exchange rate movements, it is impossible to eliminate the total effects of this exposure.

We also use foreign exchange contracts, designated as net investment hedges, to reduce the foreign exchange risk related to our investment in certain foreign subsidiaries. Gains and losses associated with these instruments will remain in accumulated other comprehensive income (loss) until the underlying foreign subsidiaries are sold or substantially liquidated.

Given that we also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries, we have an additional balance sheet foreign currency exposure management program in which we use foreign exchange contracts to help offset the impact of foreign exchange rate movements on our assets and liabilities. The foreign exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign exchange contracts. These foreign exchange contracts reduce, but do not entirely eliminate, the impact of foreign exchange rate movements on our assets and liabilities.

Additionally, in connection with transactions occurring in multiple currencies on our payments platform, we generally set our foreign exchange rates daily and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that we set our foreign exchange rates and when transactions occur. While we have processes in place to mitigate these risks, it is impossible to eliminate the total effects of any possible exposure associated with setting foreign exchange rates on our payments platform.

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

•Revenues from other value added services: Net revenues derived primarily from revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services we provide to our consumers and merchants. We also earn revenues from interest and fees earned on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances.

Our revenues can be significantly impacted by a number of factors, including the following:

•The mix of merchants, products, and services;
•The mix between domestic and cross-border transactions;
•The geographic region or country in which a transaction occurs; and
•The amount of our loans receivable outstanding with consumers and merchants.

Refer to “Part I, Item 1A, Risk Factors” in this Form 10-K for further discussion on factors that may impact our revenue.

Net revenue analysis

The components of our net revenues for the years ended December 31, 2024, 2023, and 2022 were as follows (in millions):
Transaction revenues

Transaction revenues grew $2.0 billion, or 7%, in 2024 compared to 2023 driven primarily by an increase in revenues of approximately $1.3 billion, $0.5 billion, and $0.2 billion from our Braintree, core PayPal, and Venmo products and services, respectively, which resulted from growth in TPV and the number of payment transactions.

As a result of ongoing negotiations with merchants, including our stronger focus on profitable growth, we expect lower volume and transaction revenue growth from our Braintree offerings in 2025.

The graphs below present the respective key metrics (in millions) for the years ended December 31, 2024, 2023, and 2022:
*Reflects active accounts at the end of the applicable period.

The following table provides a summary of related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2024	2023	2022	2024	2023
Number of payment transactions per active account	60.6	58.7	51.4	3%	14%
Percent of cross-border TPV(1)	12%	12%	13%	**	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful.

We had active accounts of 434 million and 426 million as of December 31, 2024 and 2023, respectively, an increase of 2%. Number of payment transactions was 26.3 billion and 25.0 billion for the years ended December 31, 2024 and 2023, respectively, an increase of 5%. TPV was $1.68 trillion and $1.53 trillion for the years ended December 31, 2024 and 2023, respectively, an increase of 10%.

Transaction revenues growth was lower than the growth in TPV in 2024 due primarily to changes in mix from core PayPal products and services with a higher volume from large merchants, which have lower pricing.

Revenues from other value added services

Revenues from other value added services increased $41 million, or 1%, in 2024 compared to 2023 due primarily to an approximately $380 million increase in interest earned on certain assets underlying customer account balances resulting from higher interest rates and higher customer balances, partially offset by a decline in the revenue of approximately $160 million earned from an independent chartered financial institution (“partner institution”). Revenue from the partner institution is earned primarily through our revenue share associated with our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards. Revenues from other value added services were also impacted by an approximately $180 million decline from: lower interest and fee revenue on our PayPal Business Loan (“PPBL”) products, lower revenues from Honey, and lower revenues resulting from the sale of Happy Returns in the forth quarter of 2023.

Consumers that have outstanding loans and interest receivable due to our partner institution may experience hardships that result in losses recognized by the partner institution, which may result in a decrease in our revenue share earned in future periods. In the event the overall return on the PayPal branded credit programs funded by the partner institution does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by the partner institution does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to the partner institution, subject to certain limitations. Through December 31, 2024, the overall return on the PayPal branded credit programs funded by the partner institution exceeded the minimum return threshold.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2024, 2023, or 2022 accounted for more than 30% of annual net revenue.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2024	2023	2022	2024	2023
	(In millions, except percentages)
Transaction expense	$15,697	$14,385	$12,173	9%	18%
Transaction and credit losses	1,442	1,682	1,572	(14)%	7%
Customer support and operations	1,768	1,919	2,120	(8)%	(9)%
Sales and marketing	2,001	1,809	2,257	11%	(20)%
Technology and development	2,979	2,973	3,253	—%	(9)%
General and administrative	2,147	2,059	2,099	4%	(2)%
Restructuring and other	438	(84)	207	**	(141)%
Total operating expenses	$26,472	$24,743	$23,681	7%	4%
Transaction expense rate(1)	0.93%	0.94%	0.90%	**	**
Transaction and credit loss rate(2)	0.09%	0.11%	0.12%	**	**
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

Transaction expense increased $1.3 billion, or 9%, in 2024 compared to 2023 due to Braintree, which has a higher expense rate than our other products and services, representing a larger portion of TPV. The decrease in transaction expense rate in 2024 compared to 2023 was attributable to favorable changes in regional mix, product mix, and certain third-party pricing incentives within our core PayPal products and services. For the years ended December 31, 2024, 2023, and 2022, approximately 37%, 36%, and 35% of TPV, respectively, was generated outside of the U.S.

Transaction and credit losses

Transaction losses include the expense associated with our customer protection programs, fraud, and chargebacks. Credit losses include the current expected credit losses associated with our consumer and merchant loans receivable portfolio. Our transaction and credit losses fluctuate depending on many factors, including TPV, product mix, current and projected macroeconomic conditions such as unemployment rates, retail e-commerce sales and household disposable income, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchants. Estimating our current expected credit loss allowances for our loans receivable portfolios is an inherently uncertain process and the ultimate losses we incur may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the ultimate losses incurred. A deterioration in macroeconomic conditions or other factors beyond those considered in our estimates could result in credit losses that exceed our current estimated credit losses and adversely impact our future operating results.

The components of our transaction and credit losses for the years ended December 31, 2024, 2023, and 2022 were as follows (in millions):
Transaction and credit losses decreased $240 million, or 14%, in 2024 compared to 2023.

Transaction losses were approximately $1.1 billion and $1.2 billion for 2024 and 2023, respectively, reflecting a decrease of $78 million, or 7%. Transaction loss rate (transaction losses divided by TPV) was 0.07%, 0.08%, and 0.09% for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease in transaction losses and the associated transaction loss rate in 2024 was primarily due to lower losses from our Venmo products and services resulting from enhanced risk mitigation strategies.

Credit losses decreased $162 million in 2024 compared to 2023. The components of credit losses for the years ended December 31, 2024, 2023, and 2022 were as follows (in millions):

	Year Ended December 31,
	2024	2023(3)	2022
Net charge-offs(1)	$372	$549	$267
Reserve (release) build(2)	(44)	(59)	135
Credit losses	$328	$490	$402
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve (release) build represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes changes in the allowance due to the reclassification of loans and interest receivable to or from held for sale.

Credit losses in the year ended December 31, 2024 were primarily attributable to loan originations during the period partially offset by improvement in the credit quality of loans outstanding. Credit losses in the year ended December 31, 2023 were primarily attributable to loan originations during the period and a deterioration in the credit quality of loans outstanding.

Consumer loan portfolio

In June 2023, we entered into a multi-year agreement with a global investment firm to sell United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K. As of December 31, 2024 and 2023, loans and interest receivable, held for sale was $541 million and $563 million, respectively.

The consumer loans and interest receivable balance as of December 31, 2024 and 2023 was $5.4 billion and $4.8 billion, respectively, net of participation interest sold, reflecting an increase of 13%. The increase was driven primarily by growth of approximately $390 million and $250 million in our installment credit products driven by growth in Japan and the U.S., respectively, as well as growth of approximately $170 million in our revolving credit product in the U.K., partially offset by a decline of approximately $180 million in our installment credit products in Germany due to the forward-flow arrangement with the global investment firm.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2024	2023
Percent of consumer loans and interest receivable current	96.6%	95.4%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.6%	2.2%
Net charge-off rate(2)	4.5%	7.2%

(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended December 31, 2024, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

The decline in net charge-off rate for consumer receivables at December 31, 2024 as compared to December 31, 2023 was due primarily to the improvement in credit quality of the U.S. interest-bearing installment products.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Changes to such parameters in 2024 resulted in an increase of U.S. interest-bearing installment loan originations in 2024.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of December 31, 2024 and 2023 was $1.5 billion and $1.2 billion, respectively, reflecting an increase of 23%. The increase was due primarily to growth of approximately $170 million in our PayPal Working Capital (“PPWC”) product portfolio, primarily from the U.S., Germany and the U.K., as well as growth of approximately $110 million in our PPBL product in the U.S.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	December 31,
	2024	2023
Percent of merchant loans, advances, and interest and fees receivable current	90.4%	87.0%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	2.8%	5.6%
Net charge-off rate (2)	5.3%	18.8%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended December 31, 2024, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The increase in the percent of current merchant receivables and decrease in percent of merchant receivables greater than 90 days outstanding and the net charge-off rate for merchant receivables at December 31, 2024 as compared to December 31, 2023 was due primarily to the improvement in underwriting and credit quality of the PPBL portfolio.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Changes to such parameters resulted in an increase in PPBL originations in 2024.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the consolidated financial statements, and “Item 1A. Risk Factors—Our credit products expose us to additional risks” included in this Form 10-K.

Customer support and operations

Customer support and operations includes costs incurred in our global customer operations centers, including costs to provide call support to our customers, costs to support our trust and security programs protecting our consumers and merchants, and other costs incurred related to the delivery of our products, including payment devices, card production, and customer onboarding and compliance costs.

Customer support and operations expenses decreased $151 million, or 8%, in 2024 compared to 2023 due primarily to a decline in employee-related costs of approximately $100 million associated with a headcount reduction. The decline in customer support and operations expenses year-over-year was also impacted by a reduction in other costs incurred related to delivery of our products, including warehouses, shipping, and payment devices and a decrease in contractors and consulting costs, partially offset by an increase in customer onboarding and compliance costs and card issuance costs.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, and marketing programs.
Sales and marketing expenses increased $192 million, or 11%, in 2024 compared to 2023 due primarily to higher spend of approximately $260 million on marketing and brand advertising, including the launch of our PayPal Everywhere advertising campaign, partially offset by a decline in employee-related costs.

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
Technology and development expenses remained consistent in 2024 compared to 2023 due primarily to a decline in employee-related costs associated with headcount reduction offset by an increase in costs related to contractors and consultants and software maintenance costs.

General and administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive, and other support operations.
General and administrative expenses increased $88 million, or 4%, in 2024 compared to 2023 due primarily to an increase in professional services expense, a contingency reserve, and indirect tax expense, partially offset by a decline in depreciation expense and facilities costs.

Restructuring and other

Restructuring and other primarily consist of restructuring expenses, asset impairment charges, gain on sale of divested business, and losses on loans and interest receivable, held for sale.

Restructuring and other increased $522 million in 2024 compared to 2023 primarily resulting from restructuring charges and fair value adjustments on loans and interest receivable, held for sale and a gain on sale of a divested business, in which we recorded a pre-tax gain of $339 million in 2023 with no comparable activity in the current period.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the year ended December 31, 2024 were $307 million and included employee severance and benefits costs and stock-based compensation expense, which were substantially completed by the fourth quarter of 2024. The estimated reduction in annualized employee-related costs associated with the impacted workforce is approximately $575 million, including approximately $165 million in stock-based compensation. We reinvested a portion of the reduction in annual costs associated with the impacted workforce to drive business priorities.

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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil and $61 million in the years ended December 31, 2024 and 2023, respectively, due to exiting certain leased properties, which resulted in a reduction of right-of-use lease assets and related leasehold improvements.

In the year ended December 31, 2023, we recognized a gain of $17 million due to the sale of an owned property. We also incurred a loss of $14 million related to another owned property, which was previously held for sale, in the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023, approximately $129 million and $74 million of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale (inclusive of transaction costs) and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net of $4 million in 2024 decreased $379 million compared to $383 million in 2023. This decline in other income (expense), net was due primarily to net losses and impairments on strategic investments in the current period compared to net gains in the prior period, which contributed a decline of approximately $490 million year-over-year, partially offset by an increase in interest income of approximately $180 million resulting from an increase in average cash balances and interest rates year-over-year.

Income tax expense

Our effective income tax rate was 22% in both 2024 and 2023. Our effective income tax rate in 2024 remained consistent compared to 2023 and was impacted primarily by changes in jurisdictional mix of income, U.S. income taxed at different rates, discrete tax adjustments, and tax expense in prior period associated with sale of a divested business. See “Note 16—Income Taxes” to the consolidated financial statements included in this Form 10-K for more information on our effective tax rate.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$13,846	$15,493
(1) Excludes assets related to funds receivable and customer accounts of $37.7 billion and $38.9 billion as of December 31, 2024 and 2023, respectively.
(2) Excludes total restricted cash of $1 million and $3 million at December 31, 2024 and 2023, respectively, and strategic investments of $1.6 billion and $1.8 billion at December 31, 2024 and 2023, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $8.5 billion at December 31, 2024 and $10.0 billion at December 31, 2023, or 62% and 64%, of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2024, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income (“GILTI”) or the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$7,450	$4,843	$5,813
Investing activities	1,589	752	(3,328)
Financing activities	(8,276)	(2,993)	(1,203)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(207)	76	(155)
Net change in cash, cash equivalents, and restricted cash	$556	$2,678	$1,127

Operating activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and credit losses and actual cash transaction losses incurred, originations and proceeds from repayments and sales of loans and interest receivable held for sale, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization and stock-based compensation. The cash impact from actual transaction losses incurred during a period is reflected as changes in other assets and liabilities. The expenses recognized during the period for provision for credit losses are estimates of current expected credit losses on our consumer and merchant credit products. Actual charge-offs of receivables related to our consumer and merchant credit products have no impact on cash from operating activities.

Net cash provided by operating activities grew $2.6 billion in 2024 compared to 2023 due primarily to changes in deferred taxes of approximately $900 million, changes in working capital of approximately $760 million, an increase of approximately $530 million in sales and repayments of loans receivable held for sale, net of originations, and an impact of approximately $490 million from losses on strategic investments.

Cash paid for income taxes, net in 2024, 2023, and 2022 was $1.0 billion, $2.1 billion, and $878 million, respectively.

Investing activities

Cash flows from investing activities includes purchases, maturities and sales of investments; cash paid for acquisitions and strategic investments; purchases and sales of property and equipment; purchases, originations, sales, and principal repayment of loans receivable, originally classified as held for investment; changes in funds receivable; changes in collateral posted related to derivative instruments, net; and purchases and maturities of reverse repurchase agreements.

Net cash provided by investing activities increased $837 million in 2024 compared to 2023 due primarily to an increase of $5.9 billion from changes related to funds receivable, partially offset by a decrease of $3.0 billion in sales and repayments of loans receivables, net of purchases and originations, and an increase of $1.6 billion in purchases of investments, net of sales and maturities.

Financing activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, changes in funds payable and amounts due to customers, changes in collateral received related to derivative instruments, net, and borrowings and repayments under repurchase agreements.

Net cash used in financing activities increased $5.3 billion in 2024 compared to 2023 due primarily to a decrease of $3.8 billion from changes related to funds payable and amounts due to customers, an increase of $1.0 billion in share repurchases of our common stock, and an increase of approximately $590 million in repayments, net of borrowings under financing arrangements.

Effect of exchange rates on cash, cash equivalents, and restricted cash

Foreign exchange rates had a negative impact of $207 million and positive impact of $76 million on cash, cash equivalents, and restricted cash during 2024 and 2023, respectively. The negative impact in 2024 was primarily due to unfavorable fluctuations in the exchange rate of the U.S. dollar to the Australian dollar and, to a lesser extent, the British pound and Euro. The positive impact in 2023 was primarily due to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound.

Available credit and debt

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of December 31, 2024, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $574 million as of December 31, 2024). In the year ended December 31, 2024, ¥90.0 billion (approximately $574 million) was drawn down under the Paidy Credit Agreement. Accordingly, at December 31, 2024, no borrowing capacity was available under the Paidy Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of December 31, 2024, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

In May 2024, June 2023, May 2022, May 2020 and September 2019, we issued fixed rate notes with varying maturity dates (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of December 31, 2024, we had an aggregate principal amount of $10.6 billion in fixed rate debt outstanding with varying maturity dates.

For additional information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

Credit ratings

As of December 31, 2024, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, strategic investments, acquisitions, other commitments, capital expenditures, and other future obligations.

Credit products

Growth in our portfolio of loans receivable increases our liquidity needs, and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our credit products.

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of December 31, 2024 and 2023, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion and $3.0 billion, respectively, and represented approximately 26% and 39% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell our eligible consumer installment receivables portfolio. In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. During the years ended December 31, 2024 and 2023, we sold $20.8 billion and $5.5 billion, respectively, of loans and interest receivable in connection with this agreement. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rate ranged between 0.07% and 0.09% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the year ended December 31, 2024, we repurchased approximately $6.0 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of December 31, 2024, a total of approximately $4.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program. For additional information, see “Note 14—Stock Repurchase Programs” to our consolidated financial statements included in this Form 10-K.

Future obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2024 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Leases	Transition Tax	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2025	$849	$171	354	$1,542	$2,916
2026	578	177	—	1,738	2,493
2027	131	159	—	797	1,087
2028	11	109	—	522	642
2029	3	88	—	1,785	1,876
Thereafter	5	198	—	9,263	9,466
	$1,577	$902	$354	$15,647	$18,480

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•Purchase obligation amounts include minimum purchase commitments for cloud computing services, advertising, and other goods and services entered into in the ordinary course of business.

•Lease amounts include primarily minimum rental payments under our non-cancelable operating leases primarily for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•Transition tax represents the one-time mandatory tax on previously deferred foreign earnings under the Tax Act.

•Long-term debt amounts represent the future principal and interest payments (based on contractual interest rates) on our fixed-rate debt. For more information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $2.6 billion recorded in other long-term liabilities on our consolidated balance sheets as of December 31, 2024.

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

ALLOWANCE FOR TRANSACTION AND CREDIT LOSSES

Transaction and credit losses include the expense associated with our customer protection programs, fraud, chargebacks, and credit losses associated with our loans receivable balances. Our transaction and credit losses fluctuate depending on many factors, including: total TPV, product mix, current and projected macroeconomic conditions, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products, which include revolving and installment credit products offered to consumers at checkout, as well as merchant loans and advances arising from the PPWC and PPBL products.

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

We also establish an allowance for loans and interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivable and includes expected credit losses from modifications of receivables to borrowers experiencing financial difficulty. Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. As of December 31, 2024 and 2023, we utilized externally published projections of forecasted U.S. unemployment rates, forecasted U.S. and U.K. retail e-commerce sales, and forecasted U.K. household disposable income, among others, over the reasonable and supportable forecast period. The overall principal and interest coverage ratio as of December 31, 2024 and 2023 was approximately 7% and 9%, respectively. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $69 million based on the loans and interest receivable balance outstanding as of December 31, 2024.

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

Based on our results for the year ended December 31, 2024, an increase in our income tax expense of $53 million would have resulted in a one-percentage point increase in our effective tax rate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign exchange rates, and equity investment risk. Management establishes and oversees the implementation of policies governing our investing, funding, and foreign exchange derivative activities intended to mitigate market risks. We monitor risk exposures on an ongoing basis.

INTEREST RATE RISK

We are exposed to interest rate risk relating to our investment portfolio and from interest-rate sensitive assets underlying the customer balances we hold on our consolidated balance sheets as customer accounts.

As of December 31, 2024 and 2023, approximately 47% and 59%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $101 million and $122 million at December 31, 2024 and 2023, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of both December 31, 2024 and 2023, we had an aggregate principal amount of $10.6 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

As of both December 31, 2024 and 2023, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2024 and 2023, ¥90.0 billion (approximately $574 million) and ¥50.0 billion (approximately $355 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included in this Form 10-K.

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

FOREIGN EXCHANGE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, which subject us to foreign exchange risk and may adversely impact our financial results. We transact in various foreign currencies and have significant international revenues and expenses. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

We have a foreign currency exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign exchange contracts. These foreign exchange contracts are accounted for as derivative instruments; for additional details related to our foreign exchange contracts, please see “Note 10—Derivative Instruments” to the consolidated financial statements included in this Form 10-K.

We use foreign exchange contracts to protect our forecasted U.S. dollar-equivalent earnings and our investment in foreign subsidiaries from adverse changes in foreign exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. We designate these contracts as cash flow hedges of forecasted revenues and expenses denominated in certain foreign currencies and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of AOCI. Cash flow hedges are subsequently reclassified into revenue or expense in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with net investment hedges will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.

If the U.S. dollar weakened by a hypothetical 10% at December 31, 2024 and 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $380 million and $622 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

We have an additional balance sheet foreign currency management program in which we use foreign exchange contracts to help offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign exchange contracts.

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $470 million and $417 million at December 31, 2024 and 2023, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of December 31, 2024 would have positively impacted income before income taxes by approximately $445 million, resulting in a net negative impact of approximately $25 million. Foreign exchange contracts in place as of December 31, 2023 would have positively impacted income before income taxes by approximately $400 million, resulting in a net negative impact of approximately $17 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of December 31, 2024 and 2023, our strategic investments totaled $1.6 billion and $1.8 billion which represented approximately 10% and 11% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of December 31, 2024, which could be experienced in the near term, would have resulted in a decrease of approximately $156 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2024, 2023, and 2022 and accompanying notes listed in Part IV, Item 15(a)(1) of this Form 10‑K are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

An equity trading plan is a written document that preestablishes the amounts, prices, and dates (or formula for determining the amounts, prices, and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.

On December 10, 2024, Frank Keller, Executive Vice President, General Manager – Large Enterprise and Merchant Platform Group, entered into an equity trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan has a duration of March 11, 2025 to December 5, 2025 with approximately 27,700 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

Insider Trading Policies and Procedures

The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Balance Sheets	58
Consolidated Statements of Income (Loss)	59
Consolidated Statements of Comprehensive Income (Loss)	60
Consolidated Statements of Stockholders’ Equity	61
Consolidated Statements of Cash Flows	62
Notes to Consolidated Financial Statements	64

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	120
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K	121
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024, listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Consumer Loans Receivable

As described in Notes 1 and 11 to the consolidated financial statements, the total allowance for loans and interest receivable was $461 million as of December 31, 2024, of which $341 million relates to consumer loans receivable. The allowance for consumer loans receivable is primarily based on expectations of credit losses based on historical lifetime loss data and incorporates macroeconomic forecasts applied to the portfolio. The consumer loss models incorporate various portfolio attributes including geographic region, loan term, delinquency, credit rating, vintage, and for the revolving credit portfolio, macroeconomic factors such as forecasted trends in household disposable income and retail e-commerce sales. The forecasted macroeconomic factors are sourced externally, using a single scenario to reflect the economic conditions applicable to a particular period.

The principal considerations for our determination that performing procedures relating to the allowance for consumer loans receivable is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to certain consumer loss models, and for the revolving credit portfolio, forecasted macroeconomic factors related to household disposable income and retail e-commerce sales used to estimate expected credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for consumer loans receivable, including controls over certain consumer loss models, and for the revolving credit portfolio, forecasted macroeconomic factors related to household disposable income and retail e-commerce sales used to estimate expected credit losses. These procedures also included, among others (i) testing management’s process for determining the allowance for consumer loans receivable; (ii) testing the completeness and accuracy of certain data used in the estimate; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of certain methodologies and consumer loss models used by management and (b) for the revolving credit portfolio, the reasonableness of forecasted macroeconomic factors related to household disposable income and retail e-commerce sales.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 4, 2025

We have served as the Company’s auditor since 2000.

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$6,561	$9,081
Short-term investments	4,262	4,979
Accounts receivable, net	984	1,069
Loans and interest receivable, held for sale	541	563
Loans and interest receivable, net of allowances of $461 and $540 as of December 31, 2024 and 2023, respectively	6,422	5,433
Funds receivable and customer accounts	37,671	38,935
Prepaid expenses and other current assets	4,651	2,509
Total current assets	61,092	62,569
Long-term investments	4,583	3,273
Property and equipment, net	1,508	1,488
Goodwill	10,837	11,026
Intangible assets, net	326	537
Other assets	3,265	3,273
Total assets	$81,611	$82,166
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$227	$139
Funds payable and amounts due to customers	39,671	41,935
Accrued expenses and other current liabilities	8,478	6,392
Total current liabilities	48,376	48,466
Other long-term liabilities	2,939	2,973
Long-term debt	9,879	9,676
Total liabilities	61,194	61,115
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 993 and 1,072 shares outstanding as of December 31, 2024 and 2023, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 337 and 245 shares as of December 31, 2024 and 2023, respectively	(27,085)	(21,045)
Additional paid-in-capital	20,705	19,642
Retained earnings	27,347	23,200
Accumulated other comprehensive income (loss)	(550)	(746)
Total equity	20,417	21,051
Total liabilities and equity	$81,611	$82,166
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In millions, except for per share amounts)
Net revenues	$31,797	$29,771	$27,518
Operating expenses:
Transaction expense	15,697	14,385	12,173
Transaction and credit losses	1,442	1,682	1,572
Customer support and operations	1,768	1,919	2,120
Sales and marketing	2,001	1,809	2,257
Technology and development	2,979	2,973	3,253
General and administrative	2,147	2,059	2,099
Restructuring and other	438	(84)	207
Total operating expenses	26,472	24,743	23,681
Operating income	5,325	5,028	3,837
Other income (expense), net	4	383	(471)
Income before income taxes	5,329	5,411	3,366
Income tax expense	1,182	1,165	947
Net income (loss)	$4,147	$4,246	$2,419

Net income (loss) per share:
Basic	$4.03	$3.85	$2.10
Diluted	$3.99	$3.84	$2.09

Weighted average shares:
Basic	1,029	1,103	1,154
Diluted	1,039	1,107	1,158
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net income (loss)	$4,147	$4,246	$2,419
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	(204)	(156)	(305)
Net investment hedges CTA gains (losses), net	122	192	(25)
Tax (expense) benefit on net investment hedges CTA gains (losses), net	(29)	(44)	6
Unrealized gains (losses) on cash flow hedges, net	203	(167)	(88)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(10)	8	4
Unrealized gains (losses) on available-for-sale debt securities, net	148	457	(504)
Tax (expense) benefit on unrealized gains (losses) on available-for-sale debt securities, net	(34)	(108)	120
Other comprehensive income (loss), net of tax	196	182	(792)
Comprehensive income (loss)	$4,343	$4,428	$1,627
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
Balances at December 31, 2021	1,168	$(11,880)	$17,208	$(136)	$16,535	$21,727
Net income	—	—	—	—	2,419	2,419
Foreign CTA	—	—	—	(305)	—	(305)
Net investment hedge CTA losses, net	—	—	—	(25)	—	(25)
Tax benefit on net investment hedges CTA losses, net	—	—	—	6	—	6
Unrealized losses on cash flow hedges, net	—	—	—	(88)	—	(88)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	4	—	4
Unrealized losses on available-for-sale debt securities, net	—	—	—	(504)	—	(504)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	120	—	120
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(195)	—	—	(195)
Common stock repurchased	(41)	(4,199)	—	—	—	(4,199)
Stock-based compensation	—	—	1,313	—	—	1,313
Other	—	—	1	—	—	1
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	4,246	4,246
Foreign CTA	—	—	—	(156)	—	(156)
Net investment hedge CTA gains, net	—	—	—	192	—	192
Tax expense on net investment hedges CTA gains, net	—	—	—	(44)	—	(44)
Unrealized losses on cash flow hedges, net	—	—	—	(167)	—	(167)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	8	—	8
Unrealized gains on available-for-sale debt securities, net	—	—	—	457	—	457
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(108)	—	(108)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(130)	—	—	(130)
Common stock repurchased	(74)	(5,046)	—	—	—	(5,046)
Treasury stock reissuance	1	80	—	—	—	80
Stock-based compensation	—	—	1,445	—	—	1,445
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	4,147	4,147
Foreign CTA	—	—	—	(204)	—	(204)
Net investment hedges CTA gains, net	—	—	—	122	—	122
Tax expense on net investment hedges CTA gains, net	—	—	—	(29)	—	(29)
Unrealized gains on cash flow hedges, net	—	—	—	203	—	203
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(10)	—	(10)
Unrealized gains on available-for-sale debt securities, net	—	—	—	148	—	148
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(34)	—	(34)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	13	—	(263)	—	—	(263)
Common stock repurchased	(92)	(6,053)	—	—	—	(6,053)
Treasury stock reissuance	—	13	—	—	—	13
Stock-based compensation	—	—	1,326	—	—	1,326
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$4,147	$4,246	$2,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,442	1,682	1,572
Depreciation and amortization	1,032	1,072	1,317
Stock-based compensation	1,230	1,475	1,261
Deferred income taxes	231	(668)	(811)
Net (gains) losses on strategic investments	285	(201)	304
Gain on divestiture of business, excluding transaction costs	—	(356)	—
Accretion of discounts on investments, net of amortization of premiums	(335)	(367)	(70)
Adjustments to loans and interest receivable, held for sale	125	53	—
Other	(3)	(104)	275
Originations of loans receivable, held for sale	(24,498)	(11,470)	—
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	24,352	10,795	—
Changes in assets and liabilities:
Accounts receivable	85	(114)	(163)
Transaction loss allowance for cash losses, net	(1,131)	(1,188)	(1,230)
Other current assets and non-current assets	(8)	203	118
Accounts payable	83	7	(35)
Other current liabilities and non-current liabilities	413	(222)	856
Net cash provided by operating activities	7,450	4,843	5,813
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(424)	—	—
Maturities of reverse repurchase agreements	337	—	—
Purchases of property and equipment	(683)	(623)	(706)
Proceeds from sales of property and equipment	1	45	5
Purchases and originations of loans receivable	(21,807)	(25,198)	(28,170)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	20,272	26,660	24,903
Purchases of investments	(26,209)	(21,980)	(20,219)
Maturities and sales of investments	26,962	24,295	23,411
Proceeds from divestiture of business, net of cash divested	—	466	—
Funds receivable	2,908	(2,943)	(2,720)
Collateral posted related to derivative instruments, net	73	(56)	(19)
Other	159	86	187
Net cash provided by (used in) investing activities	1,589	752	(3,328)
Cash flows from financing activities:
Borrowings from repurchase agreements	656	—	—
Repayments of repurchase agreements	(656)	—	—
Proceeds from issuance of common stock	95	127	143
Purchases of treasury stock	(6,047)	(5,002)	(4,199)
Tax withholdings related to net share settlements of equity awards	(351)	(257)	(336)
Borrowings under financing arrangements	1,546	1,528	3,475
Repayments under financing arrangements	(1,661)	(1,053)	(1,686)
Funds payable and amounts due to customers	(1,954)	1,861	1,405
Collateral received related to derivative instruments and reverse repurchase agreements, net	156	(197)	(6)
Other	(60)	—	1
Net cash used in financing activities	(8,276)	(2,993)	(1,203)

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(207)	76	(155)
Net change in cash, cash equivalents, and restricted cash	556	2,678	1,127
Cash, cash equivalents, and restricted cash at beginning of period	21,834	19,156	18,029
Cash, cash equivalents, and restricted cash at end of period	$22,390	$21,834	$19,156

Supplemental cash flow disclosures:
Cash paid for interest	$366	$331	$280
Cash paid for income taxes, net	$1,027	$2,118	$878

The table below reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$6,561	$9,081	$7,776
Short-term and long-term investments	1	3	17
Funds receivable and customer accounts	15,828	12,750	11,363
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$22,390	$21,834	$19,156
The accompanying notes are an integral part of these consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW AND ORGANIZATION

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015. At PayPal, our mission is to revolutionize commerce globally. Our products are designed to enable digital payments and simplify commerce experiences for consumers and merchants to make selling, shopping, and sending and receiving money simple, personalized, secure, online or offline, including mobile. Our two-sided platform serves millions of consumers and merchants worldwide.

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

Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is included in other income (expense), net on our consolidated statements of income (loss). Investments in entities where we do not have the ability to exercise significant influence over the investee are accounted for at fair value or cost minus impairment, if any, adjusted for changes resulting from observable price changes, which are included in other income (expense), net on our consolidated statements of income (loss). Our investment balances are included in long-term investments on our consolidated balance sheets.

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of December 31, 2024 and December 31, 2023, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of December 31, 2024 and December 31, 2023, the carrying value of our investments in nonconsolidated VIEs was $187 million and $175 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our consolidated balance sheets. The investments in nonconsolidated VIEs are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both December 31, 2024 and 2023.
Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2024.

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

Our strategic investments consist of marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in other income (expense), net. Non-marketable equity securities include investments that do not have a readily determinable fair value, as well as equity method investments. Our investments that do not have a readily determinable fair value are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). Non-marketable equity securities also include our investments where we have the ability to exercise significant influence, but not control, over the investee and these securities are accounted for using the equity method of accounting. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income (loss).

We assess whether an impairment loss on our non-marketable equity securities accounted for under the Measurement Alternative has occurred based on qualitative factors such as the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the company. We assess whether an other-than-temporary impairment loss on our equity method investments has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities or impairment is considered other-than-temporary for our equity method investments, we write down the investment to its fair value and record the corresponding charge through other income (expense), net on our consolidated statements of income (loss).

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

Accounts receivable, net

Accounts receivable is primarily related to revenue earned from customers and is reduced by an allowance for credit losses. For the years ended December 31, 2024 and 2023, the allowance for credit losses was not significant. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

Loans and interest receivable, held for sale

In June 2023, we entered into a multi-year agreement with a global investment firm to sell United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivable and a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (together, “eligible consumer installment receivables”). In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. Following the sale, the global investment firm becomes the owner of the eligible consumer installment receivables sold and we no longer hold an ownership interest in these receivables.

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

Loans and interest receivable, held for sale as of December 31, 2024 and 2023 represents installment consumer receivables that we originated and intend to sell to the global investment firm. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our consolidated statements of income (loss). Interest income on interest bearing held-for-sale loans is accrued and recognized based on the contractual rate of interest.

If PayPal no longer intends to sell loans and interest receivable, held for sale, such loans would be reclassified to loans and interest receivable, held for investment. When a loan is reclassified to held for investment, any amounts previously recorded in order to measure the loan at the lower of cost or fair value are reversed on our consolidated statements of income (loss) (recognized within restructuring and other) and the loan is recorded consistent with loans held for investment.

Loans and interest receivable, net

Loans and interest receivable, net represents consumer loans originated under our revolving credit products (PayPal Credit) and installment credit products and merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the U.S., consumer interest-bearing installment products, PPWC, and PPBL are provided under a program agreement we have with an independent chartered financial institution (“partner institution”). The partner institution extends credit to consumers for interest-bearing installment products and to merchants for the PPWC and PPBL products, and we purchase the related receivables originated by the partner institution. In the U.S., we extend certain short-term, interest-free, installment loans to consumers through a U.S. subsidiary. For our international consumer credit products, we extend credit in the U.K and the rest of Europe through our U.K. subsidiary and Luxembourg banking subsidiary, respectively, and in Australia and Japan, through local subsidiaries. For our merchant finance products outside the U.S., we extend working capital advances and loans in the U.K. and rest of Europe through our U.K. subsidiary and Luxembourg banking subsidiary, respectively, and working capital loans in Australia through an Australian subsidiary.

As part of our arrangement with the partner institution in the U.S., we sell back a participation interest in the pool of receivables for the consumer interest-bearing installment products, PPWC, and PPBL. The partner institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the partner institution have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer.

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

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivables. Changes to the allowance for loans receivable are reflected as a component of transaction and credit losses on our consolidated statements of income (loss). Changes to the allowance for interest and fees receivable are reflected within revenues from other value added services in net revenues on our consolidated statements of income (loss), or within deferred revenue in accrued expenses and other current liabilities on our consolidated balance sheets, when interest and fees are billed at the inception of a loan or advance. The evaluation process to assess the adequacy of allowances is subject to numerous estimates and judgments.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The allowance for consumer loans and interest receivable not classified as held for sale is primarily based on expectations of credit losses based on historical lifetime loss data and incorporates macroeconomic forecasts applied to the portfolio. The consumer loss models incorporate various portfolio attributes including geographic region, loan term, delinquency, credit rating, vintage, and for the revolving credit portfolio, macroeconomic factors such as forecasted trends in household disposable income and retail e-commerce sales. The forecasted macroeconomic factors are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. For both 2024 and 2023, the reasonable and supportable forecast period for revolving products and installment products (not classified as held for sale) that we have included in our projected loss rates, which approximates the estimated life of the loans, was approximately 5 years and 7 months to 3.5 years, respectively. Projected loss rates (inclusive of historical loss data and for the revolving credit portfolio, macroeconomic factors) are derived based on and applied to the principal amount of our consumer receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses, such as expectations of macroeconomic conditions not captured in the loss models for our installment products (not classified as held for sale). The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

We charge off consumer receivable balances in the month in which a customer’s balance becomes 180 days past the billing date or contractual repayment date, except for the U.S. consumer interest-bearing installment receivables, which are charged off 120 days past the contractual repayment date. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable. Loans receivable continue to accrue interest until they are charged off.

In connection with the sale of our eligible consumer installment receivables and the reclassification of that portfolio as held for sale in 2023, we reversed the previously recorded allowances for credit losses associated with those loans and interest receivable balances. Charge-offs and any adjustments to the fair value of loans and interest receivable, held for sale, are recorded in restructuring and other on our consolidated statement of income (loss).

The allowance for merchant loans, advances, and interest and fees receivable is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. In the third quarter of 2024, we updated our expected credit loss model for our PPWC portfolio to reflect its current risk characteristics. These changes did not have a material impact on our provision recorded in the year ended December 31, 2024. The merchant loss models incorporate various portfolio attributes including geographic region, first borrowing versus repeat borrowing, delinquency, internally developed risk ratings, and vintage, as well as macroeconomic factors such as forecasted trends in unemployment rates and retail e-commerce sales. The forecasted macroeconomic factors are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. The reasonable and supportable forecast period for merchant products that we have included in our projected loss rates for 2024 and 2023, which approximates the estimated life of the loans, was approximately 2.5 to 3.5 years. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are derived based on and applied to the principal amount of our merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of December 31, 2024 and 2023, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion and $3.0 billion, respectively, and represented approximately 26% and 39% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. At the time PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We identify these customer accounts separately from corporate funds and maintain them in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. Customer balances deposited with our partners on a short-term basis in advance of customer transactions and used to fulfill our direct obligation under amounts due to customers are classified as cash and cash equivalents within our customer accounts classification on our consolidated balance sheets. See “Note 8—Cash and Cash Equivalents, Funds Receivable and Customer Accounts, and Investments” for additional information related to customer accounts.

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

Funds receivable and funds payable

Funds receivable and funds payable arise due to the time required to initiate collection from and clear transactions through external payment networks. When customers fund their PayPal account using their bank account, credit card, or debit card, or withdraw funds from their PayPal account to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions and generally up to five business days for international transactions. In addition, a portion of our customers’ funds are settled directly to their bank account. These funds are also classified as funds receivable and funds payable and arise due to the time required to initiate collection from and clear transactions through external payment networks.

We present changes in funds receivable and funds payable and amounts due to customers as cash flows from investing activities and financing activities, respectively, on our consolidated statements of cash flows based on the nature of the activity underlying our customer accounts.

Property and equipment

Property and equipment consists primarily of computer equipment, software and website development costs, land and buildings, leasehold improvements, and furniture and fixtures. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets; generally, one to five years for computer equipment and software, including capitalized software and website development costs, three years for furniture and fixtures, up to 30 years for buildings and building improvements, and the shorter of five years or the non-cancelable term of the lease for leasehold improvements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our payments platform, are capitalized and amortized generally over an estimated useful life of three years and are recorded as amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. We capitalized $509 million and $445 million of internally developed software and website development costs for the years ended December 31, 2024 and 2023, respectively. Amortization expense for these capitalized costs was $498 million, $482 million, and $426 million for the years ended December 31, 2024, 2023, and 2022, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets which are included in other assets, and lease liabilities which are included in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheets. ROU assets for finance leases are included in property and equipment, and lease liabilities for finance leases are included in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheets. For sale-leaseback transactions, we evaluate the sale and the lease arrangement based on our conclusion as to whether control of the underlying asset has been transferred, and recognize the sale-leaseback as either a sale transaction or under the financing method. The financing method requires the asset to remain on our consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. A majority of our leases do not provide an implicit rate and therefore we use an incremental borrowing rate for specific terms on a collateralized basis using information available on the commencement date in determining the present value of lease payments. The ROU asset calculation includes lease payments to be made and excludes lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain we will exercise that option. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is amortized on a straight-line basis over the lease term, and interest expense for finance lease liabilities is recognized based on the implicit rate or the incremental borrowing rate.

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

We evaluate ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, we evaluate the asset for impairment and recognize the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and where appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Goodwill and intangible assets

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2024 and 2023. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2024, we determined that no events occurred, or circumstances changed from August 31, 2024 through December 31, 2024 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as nonperformance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, purchase protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date. The allowance is monitored regularly and is updated based on actual loss data. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types, as appropriate. Additions to the allowance are reflected as a component of transaction and credit losses on our consolidated statements of income (loss). The allowance for transaction losses is included in accrued expenses and other current liabilities on our consolidated balance sheets.

Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for bank returns and reversals, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of purchased items, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agencies. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and reasonable and supportable macroeconomic forecasts, as appropriate. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our consolidated statements of income (loss).

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Derivative instruments

See “Note 10—Derivative Instruments” for information related to the derivative instruments.

Repurchase and reverse repurchase agreements

We enter into repurchase agreements as a form of secured borrowing and reverse repurchase agreements as a form of secured lending, primarily to provide additional liquidity and to deploy excess cash. These agreements are accounted for as collateralized financing transactions. Repurchase agreements and reverse repurchase agreements are reported in other current liabilities and other current assets, respectively, on our consolidated balance sheet and recorded at amortized cost.

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

Concentrations of risk

Our cash, cash equivalents, short-term investments, accounts receivable, loans and interest receivable, net, funds receivable and customer accounts, long-term investments, and other assets, are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. We have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer and merchant financing activities for customers located in the U.S. and internationally. Our long-term notes receivable and contract asset within other assets are associated with the sale of our U.S. consumer credit receivables to a partner institution. Transaction expense is derived from fees paid to payment processors and other financial institutions, located in the U.S. and internationally, when we draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet.

As of December 31, 2024 and 2023, one partner institution accounted for 14% and 15% of net accounts receivables, respectively. The same partner institution accounted for our long-term notes receivable and contract asset balance, which represented 17% and 16% of other assets at December 31, 2024 and 2023, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2024 and 2023. During the years ended December 31, 2024, 2023, and 2022, no customer accounted for more than 10% of net revenues. During the year ended December 31, 2024, two payment processors accounted for 48% of transaction expense. During the years ended December 31, 2023 and 2022, one payment processor accounted for 60% and 63% of transaction expense, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally based on the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $574 million, $364 million, and $518 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (“Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

We determine compensation expense associated with restricted stock units, performance based restricted stock units, and restricted stock awards based on the estimated fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other income (expense), net

Other income (expense), net includes:
•interest income, which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments,
•interest expense, which consists of interest expense, fees, and amortization of debt discount on our long-term debt (including current portion) and credit facilities,
•realized and unrealized gains (losses) on strategic investments, and
•other, which primarily includes foreign exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, forward points on derivative contracts designated as net investment hedges, and fair value changes on the derivative contracts not designated as hedging instruments.

Recent accounting guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. We adopted this guidance effective January 1, 2025. We have applied the amendments of this guidance as a cumulative-effect adjustment to retained earnings. The adoption of this guidance did not have a significant impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the notes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the notes to our consolidated financial statements.

In January 2025, the SEC released Staff Accounting Bulletin No. 122 (“SAB 122”) rescinding SAB 121, which required an entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding asset and required disclosures related to the entity’s safeguarding obligations. SAB 122 is effective for annual periods beginning after December 15, 2024 and is required to be applied on a fully retrospective basis, with early adoption permitted. Upon adoption we will no longer recognize the crypto asset safeguarding liability and corresponding safeguarding asset on our consolidated financial statements.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recently adopted accounting guidance

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance in the fourth quarter of 2024. For additional information, see “Note 18—Segment Information.”

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

Our contracts with our customers are usually open-ended and can be terminated by either party without a termination penalty after the notice period has lapsed. Therefore, our contracts are defined at the transaction level and do not extend beyond the service already provided. Our contracts generally renew automatically without any significant material rights. Some of our contracts include tiered pricing, which are based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. We have concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. We do not have any capitalized contract costs.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
To promote engagement and acquire new users on our platform, we may provide incentives to merchants and consumers in various forms including discounts on fees, rebates, rewards, and coupons. Evaluating whether an incentive is a payment to a customer requires judgment. Incentives that are determined to be consideration payable to a customer or paid on behalf of a customer are recognized as a reduction of revenue. Incentives based on performance targets are recorded as a reduction to revenue when earned based on management’s estimate of each customer’s future performance, and incentives not based on performance targets are amortized as a reduction of revenue ratably over the contractual term. Certain incentives paid to users that are not our customers are classified as sales and marketing expense.

We provide merchants and consumers with protection programs for certain purchase transactions completed on our payments platform. These protection programs help protect both merchants and consumers from financial loss, resulting from, among other things, counterparty non-performance. These protection programs do not provide a separate service to our customers and we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our consolidated balance sheets and were $207 million and $185 million as of December 31, 2024 and 2023, respectively.

DISAGGREGATION OF REVENUE

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Primary geographical markets
U.S.	$18,267	$17,253	$15,807
Other countries(1)	13,530	12,518	11,711
Total net revenues(2)	$31,797	$29,771	$27,518

Revenue category
Transaction revenues	$28,842	$26,857	$25,206
Revenues from other value added services	2,955	2,914	2,312
Total net revenues(2)	$31,797	$29,771	$27,518
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $2.1 billion, $1.8 billion, and $1.3 billion for the years ended December 31, 2024, 2023, and 2022, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$4,147	$4,246	$2,419
Denominator:
Weighted average shares of common stock—basic	1,029	1,103	1,154
Dilutive effect of equity incentive awards	10	4	4
Weighted average shares of common stock—diluted	1,039	1,107	1,158
Net income (loss) per share:
Basic	$4.03	$3.85	$2.10
Diluted	$3.99	$3.84	$2.09
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	9	21	13

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations completed in 2024, 2023, or 2022. There were no divestitures completed in 2024 or 2022.

DIVESTITURES COMPLETED IN 2023

On November 1, 2023, we completed the sale of Happy Returns to United Parcel Services, Inc. for approximately $466 million in cash, net of cash divested, and derecognized the assets held for sale, consisting primarily of $81 million of goodwill and $13 million of net intangible assets. The sale of Happy Returns enabled us to focus on our core business and priorities. A pre-tax gain of $339 million, net of transaction costs, was included in restructuring and other in the consolidated statements of income (loss) for the year ended December 31, 2023.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the years ended December 31, 2024 and 2023:

	December 31, 2022	Goodwill Acquired	Adjustments	December 31, 2023	Goodwill Acquired	Adjustments	December 31, 2024
	(In millions)
Total goodwill	$11,209	$—	$(183)	$11,026	$—	$(189)	$10,837

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments to goodwill during 2024 pertained to foreign currency translation adjustments. The adjustments to goodwill during 2023 pertained to foreign currency translation adjustments and a reduction in goodwill associated with the divestiture of Happy Returns. For additional information, see “Note 4—Business Combinations and Divestitures.”

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions, except years)
Intangible assets(1):
Customer lists and user base	$854	$(601)	$253	$913	$(507)	$406
Marketing related	60	(38)	22	67	(30)	37
Developed technology	—	—	—	77	(63)	14
All other	182	(131)	51	188	(108)	80
Intangible assets, net	$1,096	$(770)	$326	$1,245	$(708)	$537
(1) Excludes intangible assets which have been fully amortized, but are still in use.

In the year ended December 31, 2023, we recorded a reduction of approximately $36 million of gross intangible assets, with a net carrying amount of $13 million, associated with the divestiture of Happy Returns as described in “Note 4—Business Combinations and Divestitures.” In the year ended December 31, 2023, we retired approximately $141 million of fully amortized intangible assets, consisting primarily of $79 million in customer lists and user base and $62 million in developed technology. Amortization expense for intangible assets was $207 million, $226 million, and $471 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Expected future intangible asset amortization as of December 31, 2024 was as follows:

Fiscal years:	(In millions)
2025	$144
2026	88
2027	53
2028	41
$326

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Operating lease expense	$159	$156	$171
Finance lease expense
Amortization of ROU lease assets	8	—	—
Total finance lease expense	8	—	—
Sublease income	(12)	(9)	(8)
Total lease expense, net	$155	$147	$163
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169	$174	$172
Financing cash flows from finance leases	$60	$—	$—
ROU lease assets obtained in exchange for new operating lease liabilities	$343	$(1)	$131
ROU lease assets obtained in exchange for new finance lease liabilities	$82	$—	$—
Other non-cash ROU lease asset activity(1)	$—	$(40)	$(52)
(1) ROU lease asset impairment. Refer to “Note 17—Restructuring and Other” for further details.

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024		2023
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$599	$73	$390	$—
Current lease liabilities	135	5	144	—
Long-term lease liabilities	629	18	416	—
Total lease liabilities	$764	$23	$560	$—
Weighted-average remaining lease term	5.9 years	4.4 years	5.0 years	—
Weighted-average discount rate	4%	5%	4%	—%

Future minimum lease payments for our leases as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
Fiscal years:	(In millions)
2025	$164	$7
2026	171	6
2027	153	6
2028	103	6
2029	88	—
Thereafter	198	—
Total	$877	$25
Less: present value discount	(113)	(2)
Lease liability	$764	$23

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

CRYPTO ASSET SAFEGUARDING LIABILITY AND CORRESPONDING SAFEGUARDING ASSET

We allow our customers in certain markets to buy, hold, sell, convert, receive, and send certain cryptocurrencies as well as use the proceeds from sales of cryptocurrencies to pay for purchases at checkout. These cryptocurrencies consist of Bitcoin, Ethereum, Litecoin, Bitcoin Cash, and PayPal USD stablecoin (collectively, “our customers’ crypto assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ cryptographic key information, securing our customers’ crypto assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodians hold the crypto assets in a custodial account in PayPal’s name for the benefit of PayPal’s customers. We maintain the internal recordkeeping of our customers’ crypto assets, including the amount and type of crypto asset owned by each of our customers in that custodial account. As of December 31, 2024, we utilize two third-party custodians; as such, there is concentration risk in the event these custodians are not able to perform in accordance with our agreements.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held for the benefit of our customers, which is recorded in accrued expenses and other current liabilities on our consolidated balance sheets. We also recognize a corresponding safeguarding asset which is recorded in prepaid expenses and other current assets on our consolidated balance sheets. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using quoted prices for the underlying crypto assets on the active exchange that we have identified as the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of December 31, 2024 and 2023, the Company had not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value.

The following table summarizes the significant crypto assets we hold for the benefit of our customers and the crypto asset safeguarding liability and corresponding safeguarding asset as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(In millions)
Bitcoin	$2,030	$741
Ethereum	731	412
Other	125	88
Crypto asset safeguarding liability	$2,886	$1,241
Crypto asset safeguarding asset	$2,886	$1,241

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2024	2023
	(In millions)
Property and equipment, net:
Computer equipment and software	$3,360	$3,377
Internal use software and website development costs	4,714	4,257
Land and buildings	337	333
Leasehold improvements	343	317
Furniture and fixtures	133	118
Development in progress and other	104	34
Total property and equipment, gross	8,991	8,436
Accumulated depreciation and amortization	(7,483)	(6,948)
Total property and equipment, net	$1,508	$1,488
Depreciation and amortization expense was $825 million in 2024 and $846 million for both 2023 and 2022.
Net changes in accounts payable on our consolidated statements of cash flows includes non-cash investing activities associated with property and equipment; the impact of which was an increase of $14 million and $7 million in 2024 and 2023, respectively, and a decrease of $36 million in 2022.

Geographical information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease ROU assets:

	As of December 31,
	2024	2023
	(In millions)
Long-lived assets:
U.S.	$1,885	$1,629
Other countries	222	249
Total long-lived assets	$2,107	$1,878

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	251	108	(204)	122	(73)	204
Less: Amount of net gains (losses) reclassified from AOCI	48	(40)	—	—	—	8
Net current period other comprehensive income (loss)	203	148	(204)	122	(73)	196
Ending balance	$147	$14	$(935)	$313	$(89)	$(550)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(56)	434	(156)	192	(144)	270
Less: Amount of net gains (losses) reclassified from AOCI	111	(23)	—	—	—	88
Net current period other comprehensive income (loss)	(167)	457	(156)	192	(144)	182
Ending balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2022:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$199	$(87)	$(270)	$24	$(2)	$(136)
Other comprehensive income (loss) before reclassifications	374	(499)	(305)	(25)	130	(325)
Less: Amount of net gains (losses) reclassified from AOCI	462	5	—	—	—	467
Net current period other comprehensive income (loss)	(88)	(504)	(305)	(25)	130	(792)
Ending balance	$111	$(591)	$(575)	$(1)	$128	$(928)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI			Affected Line Item in the Statements of Income (Loss)
	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$48	$111	$462	Net revenues
Net gains (losses) on investments	(40)	(21)	—	Net revenues
Net gains (losses) on investments	—	(2)	5	Other income (expense), net
	8	88	467	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$8	$88	$467	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Interest income	$662	$480	$174
Interest expense	(382)	(347)	(304)
Net gains (losses) on strategic investments	(285)	201	(304)
Other	9	49	(37)
Other income (expense), net	$4	$383	$(471)

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents(1)	$6,561	$9,081
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$15,828	$12,750
Time deposits	15	82
Available-for-sale debt securities	14,551	15,708
Funds receivable	7,277	10,395
Total funds receivable and customer accounts	$37,671	$38,935
Short-term investments:
Time deposits	$107	$128
Available-for-sale debt securities	4,154	4,848
Restricted cash	1	3
Total short-term investments	$4,262	$4,979
Long-term investments:
Time deposits	$22	$45
Available-for-sale debt securities	3,002	1,391
Strategic investments	1,559	1,837
Total long-term investments	$4,583	$3,273
(1) Includes nil and $777 million of available-for-sale debt securities with original maturities of three months or less as of December 31, 2024 and 2023, respectively.
(2) Includes $149 million and $399 million of available-for-sale debt securities with original maturities of three months or less as of December 31, 2024 and 2023, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2024 and 2023, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2024(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$5,709	$4	$(2)	$5,711
Foreign government and agency securities	77	—	—	77
Corporate debt securities	405	—	—	405
Mortgage-backed and asset-backed securities	4,039	13	(5)	4,047
Municipal securities	503	1	—	504
Commercial paper	3,391	1	—	3,392
Short-term investments:
U.S. government and agency securities	188	—	(2)	186
Foreign government and agency securities	84	—	—	84
Corporate debt securities	1,751	—	(2)	1,749
Mortgage-backed and asset-backed securities	848	5	—	853
Commercial paper	1,281	1	—	1,282
Long-term investments:
U.S. government and agency securities	235	—	—	235
Foreign government and agency securities	124	—	(1)	123
Corporate debt securities	1,601	3	(2)	1,602
Mortgage-backed and asset-backed securities	1,042	1	(1)	1,042
Total available-for-sale debt securities(2)	$21,278	$29	$(15)	$21,292
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $140 million and $101 million at December 31, 2024 and 2023, respectively, and were included in other current assets on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2024 and 2023, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	December 31, 2024(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,314	$(1)	$517	$(1)	$1,831	$(2)
Foreign government and agency securities	57	—	—	—	57	—
Corporate debt securities	105	—	50	—	155	—
Mortgage-backed and asset-backed securities	1,673	(5)	2	—	1,675	(5)
Municipal securities	29	—	36	—	65	—
Commercial paper	275	—	—	—	275	—
Short-term investments:
U.S. government and agency securities	—	—	186	(2)	186	(2)
Corporate debt securities	618	(2)	90	—	708	(2)
Mortgage-backed and asset-backed securities	250	—	18	—	268	—
Commercial paper	218	—	—	—	218	—
Long-term investments:
U.S. government and agency securities	50	—	—	—	50	—
Foreign government and agency securities	90	—	34	(1)	124	(1)
Corporate debt securities	347	(1)	9	(1)	356	(2)
Mortgage-backed and asset-backed securities	610	(1)	—	—	610	(1)
Total available-for-sale debt securities	$5,636	$(10)	$942	$(5)	$6,578	$(15)
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

Unrealized losses have not been recognized into income as we neither intend to sell, nor anticipate that it is more likely than not that we will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value was due primarily to changes in market interest rates rather than credit losses. We will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the years ended December 31, 2024 and 2023, we received $33.5 billion and $30.3 billion in proceeds from the sales and maturities of available-for-sale debt securities and incurred gross realized losses of $44 million and $26 million, respectively, and de minimis gross realized gains, which were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2024
	Amortized Cost	Fair Value
	(In millions)
One year or less	$11,392	$11,392
After one year through five years	4,968	4,980
After five years through ten years	3,331	3,337
After ten years	1,587	1,583
Total	$21,278	$21,292

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to investments

Non-cash investing transactions that are not reflected in the consolidated statement of cash flows for the year ended December 31, 2024 include the purchase of investments of $150 million that have not yet settled.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of income (loss). Marketable equity securities totaled $23 million and $24 million as of December 31, 2024 and 2023, respectively.

Our non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.5 billion and $1.8 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had non-marketable equity securities of $200 million and $182 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(In millions)
Carrying amount, beginning of period	$1,631	$1,687
Adjustments related to non-marketable equity securities:
Net (sales) additions(1)	(2)	67
Gross unrealized gains	20	32
Gross unrealized losses and impairments	(313)	(155)
Carrying amount, end of period	$1,336	$1,631
(1) Net (sales) additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
	(In millions)
Cumulative gross unrealized gains	$1,187	$1,168
Cumulative gross unrealized losses and impairments	$(562)	$(283)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
	(In millions)
Net unrealized gains (losses)	$(270)	$(128)

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1):
Money market fund	$14	$14	$—
Short-term investments(2):
U.S. government and agency securities	186	—	186
Foreign government and agency securities	84	—	84
Corporate debt securities	1,749	—	1,749
Mortgage-backed and asset-backed securities	853	—	853
Commercial paper	1,282	—	1,282
Total short-term investments	4,154	—	4,154
Funds receivable and customer accounts(3):
U.S. government and agency securities	5,711	—	5,711
Foreign government and agency securities	379	—	379
Corporate debt securities	667	—	667
Mortgage-backed and asset-backed securities	4,047	—	4,047
Municipal securities	504	—	504
Commercial paper	3,392	—	3,392
Total funds receivable and customer accounts	14,700	—	14,700
Derivatives(4)	243	—	243
Crypto asset safeguarding asset(4)	2,886	—	2,886
Long-term investments(2),(5):
U.S. government and agency securities	235	—	235
Foreign government and agency securities	123	—	123
Corporate debt securities	1,602	—	1,602
Mortgage-backed and asset-backed securities	1,042	—	1,042
Marketable equity securities	23	23	—
Total long-term investments	3,025	23	3,002
Total financial assets	$25,022	$37	$24,985
Liabilities:
Derivatives(4)	$37	$—	$37
Crypto asset safeguarding liability(4)	2,886	—	2,886
Total financial liabilities	$2,923	$—	$2,923
(1) Excludes cash of $6.5 billion not measured and recorded at fair value.
(2) Excludes restricted cash of $1 million and time deposits of $129 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $23.0 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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
(5) Excludes non-marketable equity securities of $1.5 billion measured using the Measurement Alternative or equity method accounting.

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

As of December 31, 2024 and 2023, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Funds receivable and customer accounts	$566	$564	$625	$618
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In millions)
Funds receivable and customer accounts	$(29)	$13
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of December 31, 2024 and 2023 for which a non-recurring fair value measurement was recorded during the years ended December 31, 2024 and 2023, respectively:

	December 31, 2024	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$541	$541	$—
Non-marketable equity securities measured using the Measurement Alternative(1)	476	131	345
Total	$1,017	$672	$345
(1) Excludes non-marketable equity securities of $860 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2024.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale(1)	$563	$—	$563
Non-marketable equity securities measured using the Measurement Alternative(2)	440	131	309
Other assets (3)	112	112	—
Total	$1,115	$243	$872
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
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, reverse repurchase agreements, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.5 billion and fair value of approximately $9.8 billion as of December 31, 2024. Our term debt (including current portion) in the form of fixed rate notes had a carrying value of approximately $10.6 billion and fair value of approximately $10.0 billion as of December 31, 2023. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, reverse repurchase agreements, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

NOTE 10—DERIVATIVE INSTRUMENTS

SUMMARY OF DERIVATIVE INSTRUMENTS

Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign exchange rates. Our derivatives expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions and by entering into collateral security arrangements. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We do not use any derivative instruments for trading or speculative purposes.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash flow hedges

We have significant international revenues and expenses denominated in foreign currencies, which subjects us to foreign exchange risk. We have a foreign currency exposure management program in which we designate certain foreign exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in certain foreign currencies. The objective of these foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue or applicable expense line item in the consolidated statements of income (loss) in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our consolidated statements of cash flows.

As of December 31, 2024, we estimated that $147 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2024, 2023, and 2022, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net investment hedges

We use forward foreign exchange contracts to reduce the foreign exchange risk related to our investment in certain foreign subsidiaries. These derivatives are designated as net investment hedges and accordingly, the gains and losses on the portion of the derivatives included in the assessment of hedge effectiveness is recorded in AOCI as part of foreign currency translation. We exclude forward points from the assessment of hedge effectiveness and recognize them in other income (expense), net on a straight-line basis over the life of the hedge. The accumulated gains and losses associated with these instruments will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flows associated with derivatives designated as a net investment hedge are classified in cash flows from investing activities on our consolidated statements of cash flows.

We have not reclassified any gains or losses related to net investment hedges from AOCI into earnings for any of the periods presented.

Foreign exchange contracts not designated as hedging instruments

We have a foreign currency exposure management program in which we use foreign exchange contracts to offset the foreign exchange risk of our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign exchange rate movements on our assets and liabilities. The gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities are recorded in other income (expense), net, which are offset by the gains and losses on these foreign exchange contracts. The cash flows associated with our non-designated derivatives used to hedge foreign currency denominated monetary assets and liabilities are classified in cash flows from operating activities on our consolidated statements of cash flows.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of December 31, 2024 and 2023 was as follows:

	Balance Sheet Location	As of December 31,
		2024	2023
Derivative Assets:		(In millions)
Foreign exchange contracts designated as hedging instruments	Other current assets	$157	$7
Foreign exchange contracts designated as hedging instruments	Other assets (non-current)	—	77
Foreign exchange contracts not designated as hedging instruments	Other current assets	86	57
Total derivative assets		$243	$141

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$10	$64
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	27	67
Total derivative liabilities		$37	$131

EFFECT OF DERIVATIVE CONTRACTS ON CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2024		2023		2022
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$31,797	$4	$29,771	$383	$27,518	$(471)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	48	—	111	—	462	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	67	—	100	—	84
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	111	—	(263)	—	118
Amount of gains (losses) on equity derivative contracts (1)	—	—	—	44	—	(174)
Total net gains (losses)	$48	$178	$111	$(119)	$462	$28
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$251	$(56)	$374
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	122	192	(25)
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the consolidated statements of comprehensive income (loss)	$373	$136	$349

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

	Year Ended December 31,
	2024	2023
	(In millions)
Foreign exchange contracts designated as hedging instruments	$3,942	$6,767
Foreign exchange contracts not designated as hedging instruments	13,317	14,025
Total	$17,259	$20,792

MASTER NETTING AGREEMENTS - RIGHTS OF SET-OFF

Under master netting agreements with certain counterparties to our derivative contracts, repurchase agreements, and reverse repurchase agreements, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. PayPal has not elected to offset for balance sheet presentation and we present the derivative assets, derivative liabilities, repurchase agreements and reverse repurchase agreements on a gross basis on our consolidated balance sheets.

We have entered into collateral security arrangements with certain counterparties that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. Receivables related to cash collateral posted and payables related to cash collateral received are recognized in other current assets and other current liabilities, respectively, on our consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the derivative assets, derivative liabilities, repurchase agreements, and reverse repurchase agreements not offset on the consolidated balance sheet but available for offset in the event of default. The tables also present the cash and non-cash collateral received or pledged relating to these positions. The amount of collateral presented is limited to the amount presented on our consolidated balance sheet; therefore, instances of over-collateralization are excluded from the table below.

		Amounts not Offset on the Consolidated Balance Sheet
	Amounts Presented on the Consolidated Balance Sheet	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of December 31, 2024
Derivative assets(3)	$243	$23	$169	$51
Reverse repurchase agreements(4)	87	—	87	—
Total assets	$330	$23	$256	$51
As of December 31, 2023
Derivative assets(3)	$141	$38	$4	$99
Reverse repurchase agreements(4)	—	—	—	—
Total assets	$141	$38	$4	$99

		Amounts not Offset on the Consolidated Balance Sheet
	Amounts Presented on the Consolidated Balance Sheet	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of December 31, 2024
Derivative liabilities(3)	$37	$23	$7	$7
Repurchase agreements	—	—	—	—
Total liabilities	$37	$23	$7	$7
As of December 31, 2023
Derivative liabilities(3)	$131	$38	$54	$39
Repurchase agreements	—	—	—	—
Total liabilities	$131	$38	$54	$39
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default. For repurchase or reverse repurchase positions this includes any payable or receivable, respectively, that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty. For reverse repurchase agreements, these securities are not included in the consolidated balance sheet unless the counterparty defaults.
(3) We received cash collateral from derivative counterparties totaling $162 million and $6 million as of December 31, 2024 and 2023, respectively, and securities from derivative counterparties with a fair value of $30 million and nil as of December 31, 2024 and 2023, respectively. We posted $7 million and $80 million of cash collateral as of December 31, 2024 and 2023, respectively.
(4) PayPal is permitted by contract to sell or repledge collateral relating to its reverse repurchase agreements. The fair value of this collateral was $96 million and nil as of December 31, 2024 and 2023, respectively. We have not sold or repledged as of both December 31, 2024 and 2023.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

In June 2023, we entered into a multi-year agreement with a global investment firm to sell our eligible consumer installment receivables portfolio, including a forward-flow arrangement for the sale of future originations. In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. Loans and interest receivable, held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our consolidated statements of income (loss). During the year ended December 31, 2023, we reclassified approximately $1.2 billion of eligible consumer installment receivables from loans and interest receivable, net to loans and interest receivable, held for sale. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information.

As of December 31, 2024 and 2023, loans and interest receivable, held for sale was $541 million and $563 million, respectively. During the years ended December 31, 2024 and 2023, we sold $20.8 billion and $5.5 billion of loans and interest receivable, respectively, in connection with the above mentioned agreement.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by a partner institution and are responsible for the servicing functions related to that portfolio. During the years ended December 31, 2024 and 2023, we purchased approximately $690 million and $670 million in consumer receivables, respectively. As of December 31, 2024 and 2023, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.4 billion and $4.8 billion, respectively, net of the participation interest sold to the partner institution of $23 million and $14 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

December 31, 2024
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2024	2023	2022	2021	2020	Total	Percent
Consumer loans and interest receivable:
Current	$2,404	$2,427	$353	$43	$—	$—	$5,227	96.6%
30 - 59 Days	25	28	4	—	—	—	57	1.1%
60 - 89 Days	16	19	4	1	—	—	40	0.7%
90 - 179 Days	38	40	9	2	—	—	89	1.6%
Total	$2,483	$2,514	$370	$46	$—	$—	$5,413	100%
Gross charge-offs for the year ended December 31, 2024	$138	$39	$133	$14	$—	$—	$324

December 31, 2023
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2023	2022	2021	2020	2019	Total	Percent
Consumer loans and interest receivable:
Current	$2,225	$2,045	$289	$—	$—	$—	$4,559	95.4%
30 - 59 Days	27	34	4	1	—	—	66	1.4%
60 - 89 Days	20	26	4	—	—	—	50	1.0%
90 - 179 Days	41	55	8	1	—	—	105	2.2%
Total	$2,313	$2,160	$305	$2	$—	$—	$4,780	100%
Gross charge-offs for the year ended December 31, 2023	$125	$101	$140	$5	$—	$—	$371

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$357	$23	$380	$322	$25	$347
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	—	—	—	(12)	—	(12)
Provisions	249	7	256	342	26	368
Charge-offs	(301)	(23)	(324)	(342)	(29)	(371)
Recoveries	48	—	48	41	—	41
Other(2)	(12)	—	(12)	6	1	7
Ending balance	$341	$7	$348	$357	$23	$380
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale.
(2) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at December 31, 2024 for our consumer receivable portfolio was $348 million, a decrease from $380 million at December 31, 2023. The decrease in allowance for credit losses was related to the improvement in credit quality of interest-bearing installment loans in the U.S. offset by the growth of interest-bearing installment loans in the U.S., revolving loans in the U.K., and installment loans in Japan.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PPWC and PPBL products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the years ended December 31, 2024 and 2023, we purchased approximately $1.8 billion and $1.7 billion in merchant receivables, respectively. As of December 31, 2024 and 2023, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.5 billion and $1.2 billion, respectively, net of the participation interest sold to the partner institution of $53 million and $44 million, respectively. See “Note 1—Overview and Summary of Significant Accounting Policies” for additional information on this participation arrangement.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

December 31, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,274	$28	$13	$1	$8	$4	$1,328	90.4%
30 - 59 Days	55	10	3	—	—	1	69	4.7%
60 - 89 Days	23	6	2	—	—	—	31	2.1%
90 - 179 Days	21	11	4	—	—	—	36	2.4%
180+ Days	1	4	1	—	—	—	6	0.4%
Total	$1,374	$59	$23	$1	$8	$5	$1,470	100%
Gross charge-offs for the year ended December 31, 2024	$10	$96	$42	$—	$8	$—	$156

December 31, 2023
(In millions, except percentages)
	2023	2022	2021	2020	2019	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$925	$74	$3	$22	$14	$1,038	87.0%
30 - 59 Days	37	16	2	2	1	58	4.9%
60 - 89 Days	16	12	1	1	1	31	2.5%
90 - 179 Days	27	28	1	1	1	58	4.9%
180+ Days	2	4	1	—	1	8	0.7%
Total	$1,007	$134	$8	$26	$18	$1,193	100%
Gross charge-offs for the year ended December 31, 2023	$38	$228	$14	$16	$4	$300

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable, for the years ended December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$148	$12	$160	$230	$18	$248
Provisions	79	2	81	162	23	185
Charge-offs	(148)	(8)	(156)	(271)	(29)	(300)
Recoveries	28	—	28	27	—	27
Ending balance	$107	$6	$113	$148	$12	$160

The allowance for credit losses at December 31, 2024 for our merchant receivable portfolio was $113 million, a decrease from $160 million at December 31, 2023. The decrease in allowance for credit losses was related to the improvement in credit quality of the PPBL portfolio.
NOTE 12—DEBT

FIXED RATE NOTES

In May 2024, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2024.

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $574 million as of December 31, 2024). Interest on these notes is payable on June 9 and December 9 of each year, beginning on December 9, 2023.

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

In September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $5.0 billion. Interest on these notes is payable on April 1 and October 1.

The notes issued from the May 2024, June 2023, May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” Interest on the Notes is payable in arrears semiannually. We may redeem the Notes in whole, at any time, or in part (except for the June 2023 notes), from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of both December 31, 2024 and 2023, we had an outstanding aggregate principal amount of $10.6 billion related to the Notes. The following table summarizes the Notes outstanding:

			As of December 31,
	Maturities	Effective Interest Rate	2024	2023
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.400% notes	10/1/2024	2.52%	$—	$1,250
Fixed-rate 2.650% notes	10/1/2026	2.78%	1,250	1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	191	213
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	147	163
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	236	262

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	—
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	—
Total term debt			$10,574	$10,638

Unamortized premium (discount) and issuance costs, net			(78)	(68)
Less: current portion of term debt(2)			(1,191)	(1,249)
Total carrying amount of term debt			$9,305	$9,321
(1) Principal amounts represent the U.S. dollar equivalent as of December 31, 2024 and 2023, respectively.
(2) The current portion of term debt is included within accrued expenses and other current liabilities on our consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount, debt issuance costs, and debt extinguishment net gains, was $366 million, $334 million, and $290 million for the years ended December 31, 2024, 2023, and 2022, respectively.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CREDIT FACILITIES

Revolving credit facility

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British pound, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2024, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention of the Credit Agreement.

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

As of December 31, 2024 and 2023, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2024, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022, to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $574 million as of December 31, 2024). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2024 and 2023, ¥90.0 billion (approximately $574 million) and ¥50.0 billion (approximately $355 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our consolidated balance sheets. At December 31, 2024, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the years ended December 31, 2024, 2023, and 2022, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Other available facilities

As of December 31, 2024 and 2023, we had short-term borrowings of nil and $359 million, respectively, due to bank overdrafts, which were recorded in accrued expenses and other liabilities on our consolidated balance sheets. The weighted average interest rate on the borrowing was 7.92% as of December 31, 2023. We repaid $400 million of borrowings due to bank overdrafts during the year ended December 31, 2024. The total interest expense and fees we recorded related to the borrowings were de minimis.

We also maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million in the aggregate, as of December 31, 2024 and 2023. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2024, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

FUTURE PRINCIPAL PAYMENTS

As of December 31, 2024, the future principal payments associated with our term debt were as follows (in millions):

2025	$1,191
2026	1,397
2027	500
2028	236
2029	1,500
Thereafter	5,750
Total	$10,574
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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material for the year ended December 31, 2024. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

In November 2023, we received a subpoena from the U.S. SEC Division of Enforcement relating to PayPal USD stablecoin. The subpoena requests the production of documents. We are cooperating with the SEC in connection with this request.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In August 2024, we received a CID from the CFPB related to PayPal Credit. The CID also relates to backup payment options in a digital wallet to pay for goods or services. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in connection with this CID.

Legal proceedings

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Section 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants have filed a motion to dismiss the PPH Securities Action. On January 29, 2025, the Court dismissed all of the claims without prejudice. The lead plaintiff has until March 17, 2025 to file an amended complaint.

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. On April 4, 2023, a putative shareholder derivative action captioned Nelson v. Daniel Schulman, et. al., Case No. 23-cv-01913, was filed in the U.S. District Court for the District of New Jersey (the “Nelson Action”) purportedly on behalf of the Company. On January 31, 2025, a putative shareholder derivative action captioned Spathias v. Daniel Schulman, et al., Case No. 25-cv-1007, was filed in the U.S. District Court for the Northern District of California (the “Spathias Action,” and collectively, the “Derivative Actions”). The Derivative Actions are based on the same alleged facts and circumstances as the PPH Securities Action, and name certain of our officers, including our former Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and violations of the Exchange Act, and seek to recover damages on behalf of the Company. The Shah and Nelson Actions have been stayed pending further developments in the PPH Securities Action.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our consumers (individually or as class actions), merchants or regulators alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or user, product, business or merchant agreements violate applicable law, or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken together with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our products, services or business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

In the ordinary course of business, we include indemnification provisions in certain of our agreements with parties with whom we have commercial relationships. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. These indemnification provisions generally include indemnity for other types of third-party claims, which may be related to intellectual property rights, confidentiality, willful misconduct, data privacy obligations, and certain breach of contract claims, among others. These indemnification provisions generally also include indemnity to our payments processors in the event of card association fines against the processor arising out of conduct by us or our customers. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of December 31, 2024 and 2023, the current outstanding balances of the loans sold was $2.9 billion and $2.2 billion, respectively. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PROTECTION PROGRAMS

In addition to the protections afforded by applicable law, we provide consumers and merchants with protection programs for certain purchase transactions completed on our payments platform. Our protection programs help protect both consumers and merchants from financial loss resulting from, among other things, counterparty non-performance. These programs are designed to promote confidence on the part of both consumers, who will be reimbursed in certain circumstances, such as not receiving their purchased item in the condition significantly as described, as well as merchants, who will receive payment in certain circumstances, such as establishing proof of shipment or delivery of an item to the customer. These protection programs are considered assurance-type warranties under applicable accounting standards for which we estimate and record associated costs in transaction and credit losses during the period the payment transaction is completed.

At December 31, 2024 and 2023, the allowance for transaction losses was $86 million and $64 million, respectively. The allowance for negative customer balances was $256 million and $218 million at December 31, 2024 and 2023, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the years ended December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(In millions)
Beginning balance	$282	$278
Provision	1,114	1,192
Realized losses	(1,218)	(1,313)
Recoveries	164	125
Ending balance	$342	$282

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 14—STOCK REPURCHASE PROGRAMS

In July 2018, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $10.0 billion of our common stock, with no expiration from the date of authorization. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. This program became effective in the first quarter of 2023 upon completion of the July 2018 stock repurchase program. In February 2025, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties, and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

During the year ended December 31, 2024, we repurchased approximately 92 million shares of our common stock for approximately $6.0 billion at an average cost of $65.55, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of December 31, 2024, a total of approximately $4.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Beginning in the first quarter of 2023, we have reflected the applicable excise tax in treasury stock on our consolidated balance sheets. During the years ended December 31, 2024 and 2023, we recorded $50 million and $44 million in excise tax within treasury stock on our consolidated balance sheets, respectively. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the consolidated statement of cash flows until settled.

During the year ended December 31, 2023, we repurchased approximately 74 million shares of our common stock for approximately $5.0 billion at an average cost of $67.72, excluding excise tax. These shares were purchased in the open market under our stock repurchase programs authorized in July 2018 and June 2022. As of December 31, 2023, a total of approximately $10.9 billion remained available for future repurchases of our common stock under our June 2022 stock repurchase program.
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
In May 2024, our stockholders approved the authorization of an additional 20 million shares to the Plan. At December 31, 2024, approximately 76 million shares were authorized under the Plan and approximately 46 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

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

Certain of our executives and non-executives are eligible to receive PBRSUs, which are equity awards that may be earned based upon the Company’s performance relative to pre-established market or performance targets over performance periods of one to three years. We estimate the fair value of market-based PBRSU awards at the date of grant using a Monte Carlo valuation methodology that incorporates into the valuation the possibility that the market condition might not be satisfied. The total estimated fair value is amortized over each award’s performance period regardless of whether the condition is satisfied. The number of shares that vest at the end of each performance period will vary based on the performance against specified market conditions. PBRSUs that are subject to a performance condition may vest and settle depending on the Company’s performance against pre-established performance metrics over a predefined performance period. PBRSUs with only a performance condition generally are cliff vested following the completion of the performance period, subject to the Compensation Committee’s approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PBRSUs with only a performance condition that may be issued, and related stock-based compensation expense that is recognized, is adjusted upward or downward based upon the probability of achieving the approved performance targets. Depending on the probability of achieving the pre-established performance targets, the number of PBRSUs with only a performance condition issued could range from 0% to 200% of the target amount.

All stock options under the Plan were assumed in connection with acquisitions on the same terms and conditions (including vesting) applicable to such acquired companies’ equity awards. The cost of stock options was determined using the Black-Scholes option pricing model.

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan (“ESPP”), shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted net income (loss) per share. For the years ended December 31, 2024, 2023, and 2022, our employees purchased 2.1 million, 2.3 million, and 1.9 million shares under the ESPP at an average per share price of $44.16, $55.34, and $73.20, respectively. As of December 31, 2024, approximately 42 million shares were reserved for future issuance under the ESPP.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSU, PBRSU, AND RESTRICTED STOCK ACTIVITY

The following table summarizes RSU, PBRSU, and restricted stock activity under the Plan as of December 31, 2024 and changes during the year ended December 31, 2024:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2024	30,164	$88.10
Awarded and assumed(1)	24,138	$63.49
Vested(1)	(16,654)	$92.40
Forfeited/cancelled	(6,360)	$85.96
Outstanding at December 31, 2024	31,288	$67.35
Expected to vest	26,244
(1) Includes approximately 1.1 million of additional PBRSUs issued during 2024 due to the achievement of company performance metrics on awards granted in previous years.
During the years ended December 31, 2024, 2023, and 2022, the aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $1.1 billion, $752 million, and $935 million, respectively.

In the year ended December 31, 2024, the Company granted 1.9 million PBRSUs with a three-year performance period. In the year ended December 31, 2023, the Company granted 2.3 million PBRSUs with a one-year performance period (fiscal 2023), which became fully vested following the completion of the performance period in February 2024 (one year from the annual incentive award cycle grant date), and 1.8 million PBRSUs with a three-year performance period.

STOCK OPTION ACTIVITY
The following table summarizes stock option activity of our employees under the Plan for the year ended December 31, 2024:

	Shares(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and years)
Outstanding at January 1, 2024	72	$15.18
Exercised	(34)	$16.50
Forfeited/expired/cancelled	(2)	$11.19
Outstanding at December 31, 2024	36	$14.08	2.92	$2,660
Expected to vest	—	$114.09	6.28	$1
Options exercisable	36	$13.90	2.92	$2,659
(1) “—” Denotes shares of less than a thousand.

No options were granted or assumed during the years ended December 31, 2024 and 2023. The weighted average grant date fair value of options assumed from acquisitions during the year ended December 31, 2022 was $147.92. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at December 31, 2024. During the years ended December 31, 2024, 2023, and 2022, the aggregate intrinsic value of options exercised under the Plan was $2 million, $4 million, and $16 million, respectively, determined as of the date of option exercise. At December 31, 2024, substantially all outstanding options were in-the-money.

STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Plan is measured based on their estimated fair value at the time of grant, and recognized over the award’s vesting period.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The impact on our results of operations of recording stock-based compensation expense under the Plan for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Customer support and operations	$233	$305	$269
Sales and marketing	143	179	151
Technology and development	478	612	512
General and administrative	339	434	383
Restructuring and other	100	—	—
Total stock-based compensation expense	$1,293	$1,530	$1,315

Capitalized as part of internal use software and website development costs	$109	$52	$52
Income tax benefit on total stock-based compensation expense	$238	$260	$209
Income tax benefit realized related to awards vested or exercised	$205	$136	$182

As of December 31, 2024, there was approximately $1.3 billion of unearned stock-based compensation that is expected to be recognized over a weighted average period of 1.83 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

EMPLOYEE SAVINGS PLANS

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution per employee of $13,800 in 2024, $13,200 in 2023, and $12,200 in 2022. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2024, 2023, and 2022, the matching contribution expense for our U.S. and international savings plans was approximately $74 million, $80 million, and $83 million, respectively.

NOTE 16—INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
United States	$946	$993	$(155)
International	4,383	4,418	3,521
Income before income taxes	$5,329	$5,411	$3,366

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The income tax expense was composed of the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current:
Federal	$342	$1,031	$688
State and local	107	145	104
Foreign	502	657	966
Total current portion of income tax expense (benefit)	$951	$1,833	$1,758
Deferred:
Federal	$278	$(490)	$(563)
State and local	(29)	(79)	(101)
Foreign	(18)	(99)	(147)
Total deferred portion of income tax expense (benefit)	231	(668)	(811)
Income tax expense	$1,182	$1,165	$947
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Domestic income taxed at different rates	0.1%	(1.5)%	(0.6)%
State taxes, net of federal benefit	1.1%	1.1%	—%
Foreign income taxed at different rates	(4.3)%	(5.1)%	(12.2)%
Stock-based compensation expense	2.6%	3.5%	4.1%
Tax credits	0.6%	(0.7)%	(0.4)%
Change in valuation allowances	0.6%	—%	2.2%
Intra-group transfer of intellectual property	—%	—%	10.0%
Other	0.5%	3.2%	4.0%
Effective income tax rate	22.2%	21.5%	28.1%

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Net operating loss and credit carryforwards	$265	$305
Accruals and allowances	546	761
Lease liabilities	194	138
Stock-based compensation	93	168
Net unrealized losses	1	36
Safeguarded crypto liabilities	743	319
Capitalized research and development	1,077	1,207
Other items	89	114
Total deferred tax assets	3,008	3,048
Valuation allowance	(240)	(276)
Net deferred tax assets	$2,768	$2,772
Deferred tax liabilities:
ROU lease assets	$(153)	$(96)
Capitalized software development costs	(176)	(187)
Net unrealized gains	(97)	(170)
Safeguarded crypto assets	(743)	(319)
Other items	(101)	(161)
Total deferred tax liabilities	(1,270)	(933)
Net deferred tax assets	$1,498	$1,839

As of December 31, 2024, our foreign net operating loss carryforwards for income tax purposes were approximately $733 million, and certain of these amounts are subject to an annual limitation. If not utilized, a portion of these losses will begin to expire in 2025. It is more likely than not that most of these net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance against them. As of December 31, 2024, our California research and development tax credit carryforwards for income tax purposes were approximately $270 million, which may be carried forward indefinitely.

Repatriation of our foreign earnings for use in the U.S. is generally not expected to result in a significant amount of income taxes; as a result, the corresponding deferred tax liability we have accrued is not material.

We benefit from agreements concluded in certain jurisdictions, most significantly Singapore. The Singapore agreement is effective through 2030, results in significantly lower rates of taxation on certain classes of income and requires various thresholds of investment and employment in that jurisdiction. We review our compliance on an annual basis to ensure we continue to meet our obligations under this agreement. This agreement resulted in tax savings of approximately $473 million, $441 million, and $510 million in 2024, 2023, and 2022, respectively. Excluding the effect of U.S. and foreign tax legislation the benefit of this agreement on our net income (loss) per share (diluted) was approximately $0.46, $0.40, and $0.44 in 2024, 2023, and 2022, respectively. These results may further vary based on our overall tax profile.

The Organization for Economic Co-operation and Development (“OECD”) has published model rules, which include the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Certain countries in which we do business have enacted implementing legislation effective January 1, 2024. Based on the Company’s analysis of such enacted legislation for jurisdictions in which we operate, there was not a material impact to the Company’s 2024 income tax provision.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$2,236	$1,877	$1,678
Increases related to prior period tax positions	44	178	52
Decreases related to prior period tax positions	(201)	(30)	(185)
Increases related to current period tax positions	280	235	337
Settlements	—	—	(2)
Statute of limitation expirations	(39)	(24)	(3)
Gross amounts of unrecognized tax benefits as of the end of the period	$2,320	$2,236	$1,877
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $1.5 billion.

For the years ended December 31, 2024, 2023, and 2022, we recognized net interest and penalties of $50 million, $151 million, and $119 million, respectively, related to uncertain tax positions in income tax expense. This expense is reflected in the “Other” line of our effective income tax rate schedule. The amount of interest and penalties accrued as of December 31, 2024 and 2023 was approximately $556 million and $520 million, respectively.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2013 to 2023 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2012 primarily include the U.S. (Federal and California), India, Israel, and Singapore. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. Given the number of years remaining subject to examination and the number of matters being examined, we were unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the year ended December 31, 2024 were $307 million, and included employee severance and benefits costs and stock-based compensation expense, all of which were substantially completed by the fourth quarter of 2024.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2024:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2024	$—
Charges(1)	207
Payments	(196)
Accrued liability as of December 31, 2024	$11
(1) Excludes stock-based compensation expense of $100 million.
(2) Accrued restructuring liability is included in “accrued expenses and other current liabilities” on our consolidated balance sheets.

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

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil in 2024 and $61 million and $81 million in 2023 and 2022, respectively, due to exiting certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. Additionally, we recognized a gain of $17 million due to the sale of an owned property and incurred a loss of $14 million related to another owned property held for sale in the year ended December 31, 2023.

OTHER

During the years ended December 31, 2024 and 2023, approximately $129 million and $74 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale (inclusive of transactions costs) and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

In the fourth quarter of 2023, we completed the sale of Happy Returns and recorded a pre-tax gain of $339 million, net of transaction costs, in restructuring and other. For additional information on the divestiture, see “Note 4—Business Combinations and Divestitures”.

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18—SEGMENT INFORMATION

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages the business and evaluates operating performance based on consolidated net income. Our CODM uses consolidated net income to monitor budget versus actual results. We operate as one segment and have one reportable segment that constitutes consolidated results.

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except for per share amounts)
Net revenues	$31,797	$29,771	$27,518
Less (add):
Transaction expense	15,697	14,385	12,173
Transaction losses	1,114	1,192	1,170
Credit losses	328	490	402
Customer support and operations(1)	1,768	1,919	2,120
Sales and marketing(1)	2,001	1,809	2,257
Technology and development(1)	2,979	2,973	3,253
General and administrative(1)	2,147	2,059	2,099
Restructuring and other	438	(84)	207
Other income (expense), net	(4)	(383)	471
Income tax expense	1,182	1,165	947
Segment net income (loss)	$4,147	$4,246	$2,419
(1) Includes depreciation and amortization expense. Total depreciation and amortization expense was $1.0 billion, $1.1 billion, and $1.3 billion for the years ended December 31, 2024, 2023, and 2022.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets.

For disclosure of geographical information, please refer to “Note 2—Revenue” and “Note 7—Other Financial Statement Details”.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2022	$355	$1,170	$(1,247)	$278
Year Ended December 31, 2023	$278	$1,192	$(1,188)	$282
Year Ended December 31, 2024	$282	$1,114	$(1,054)	$342
Allowance for Loans and Interest Receivable
Year Ended December 31, 2022	$491	$437	$(330)	$598
Year Ended December 31, 2023	$598	$539	$(597)	$540
Year Ended December 31, 2024	$540	$337	$(416)	$461

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
4.03
Officer’s Certificate, dated as of September 26, 2019, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, containing Forms of 2024 Note, 2026 Note, and 2029 Note
			8-K	9/26/2019
4.04
Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, containing Forms of 2025 Note, 2030 Note, and 2050 Note
			8-K	5/18/2020
4.05
Officer’s Certificate, dated as of May 23, 2022, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, containing Forms of 2027 Note, 2032 Note, 2052 Note, and 2062 Note
			8-K	5/23/2022
4.06	Officer’s Certificate pursuant to the Indenture, dated as of June 9, 2023, containing Forms of Note for 0.813% Notes due 2025, 0.972% Notes due 2026, and 1.240% Notes due 2026		8-K	6/9/2023
4.07	Officer’s Certificate pursuant to the Indenture, dated as of May 28, 2024, containing Forms of Note for 5.150% Notes due 2034 and 5.500% Notes due 2054		8-K	5/28/2024
10.01	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated July 17, 2015		8-K	7/20/2015
10.02+	PayPal Employee Incentive Plan, as amended and restated		DEF 14A	4/14/2016
10.03+	PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as Amended and Restated		8-K	5/28/2024
10.04+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019
10.05+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated, effective as of July 24, 2024		8-K	7/25/2024
10.06+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers		10-12B/A	5/14/2015
10.07+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.08+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated		10-Q	4/30/2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.09+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.10+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.11+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.12+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.13+	Amendment to PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		10-Q	11/9/2021
10.14+	PayPal Holdings, Inc. 2022 Inducement Plan		10-Q	8/3/2022
10.15+	Letter Agreement by and between PayPal Holdings, Inc. and Alex Chriss, dated August 10, 2023		8-K	8/14/2023
10.16+	Offer Letter, dated October 29, 2023, by and between PayPal Holdings, Inc. and Jamie Miller		8-K	11/1/2023
10.17	Credit Agreement, dated as of June 7, 2023, among PayPal Holdings, Inc. the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Australia Limited, as the Administrative Agents		8-K	6/13/2023
10.18†
Deed of Amendment in relation to Receivables Purchase Agreement dated as of December 12, 2024 and Amended and Restated Receivables Purchase Agreement dated as of June 16, 2023 (as amended and restated as of December 12, 2024), by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), PayPal UK Ltd (as Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services Limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)
X
10.19†	Receivables Management Agreement, dated as of June 16, 2023 in the form as amended and restated as of October 13, 2023 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), Alps Partners S.à r.l. (as Purchaser), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)		10-Q	11/2/2023
10.20†
Deed of Amendment in relation to Receivables Purchase Agreement and the Receivables Management Agreement dated as of December 12, 2023, by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Receivables Manager and Seller), PayPal UK Ltd (as Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services Limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)
X
10.21
Deed of Amendment in relation to Receivables Management Agreement dated as of July 8, 2024, by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Receivables Manager and Seller), PayPal UK Ltd (as Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services Limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)
X
10.22+	Offer Letter, dated October 23, 2023, by and between PayPal Holdings, Inc. and Michelle Gill		10-K	2/8/2024
10.23+	Offer Letter, dated October 23, 2023, by and between PayPal Holdings, Inc. and Diego Scotti		10-K	2/8/2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.24+	Offer Letter, dated December 4, 2023, by and between PayPal Holdings, Inc. and Suzan Kereere		10-K	2/8/2024
10.25+	Offer Letter, dated May 28, 2024, by and between PayPal Holdings, Inc. and Christopher Natali		8-K	6/3/2024
10.26+	Letter agreement by and between PayPal Holdings, Inc. and Aaron Webster, dated February 5, 2024		10-Q	4/30/2024
10.27+	Independent Director Compensation Policy	X
19.01^	PayPal Holdings, Inc. Insider Trading Policy	X
21.01	List of Subsidiaries	X
23.01	PricewaterhouseCoopers LLP consent	X
24.01	Power of Attorney (see signature page)	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of PayPal Holdings, Inc.’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
97.01+	PayPal Holdings, Inc. Mandatory Recovery Policy for Executive Officers	X
101
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2025.

PayPal Holdings, Inc.

By:	/s/ Alex Chriss
	Name: Title:	Alex Chriss President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Chriss, Jamie Miller, Bimal Patel, Brian Y. Yamasaki and Christopher Natali, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 4, 2025.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Alex Chriss	By:	/s/ Jamie Miller
	Alex Chriss		Jamie Miller
	President, Chief Executive Officer and Director		Executive Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Christopher Natali
Christopher Natali
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Rodney C. Adkins	By:	/s/ Jonathan Christodoro
	Rodney C. Adkins		Jonathan Christodoro
	Director		Director

By:	/s/ Carmine Di Sibio	By:	/s/ David W. Dorman
	Carmine Di Sibio		David W. Dorman
	Director		Director

By:	/s/ Enrique Lores	By:	/s/ Gail J. McGovern
	Enrique Lores		Gail J. McGovern
	Director		Director

By:	/s/ Deborah M. Messemer	By:	/s/ David M. Moffett
	Deborah M. Messemer		David M. Moffett
	Director		Director

By:	/s/ Ann M. Sarnoff	By:	/s/ Frank D. Yeary
	Ann M. Sarnoff		Frank D. Yeary
	Director		Director