Form 10-Q
period 2025-03-31
PayPal Holdings, Inc.
filed 2025-04-29
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
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
Yes ☐ No  ☒
As of April 23, 2025, there were 972,532,829 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,449	$6,561
Short-term investments	3,762	4,262
Accounts receivable, net	1,082	984
Loans and interest receivable, held for sale	714	541
Loans and interest receivable, net of allowances of $487 and $461 as of March 31, 2025 and December 31, 2024, respectively	6,511	6,422
Funds receivable and customer accounts	39,205	37,671
Prepaid expenses and other current assets	1,888	1,765
Total current assets	60,611	58,206
Long-term investments	4,613	4,583
Property and equipment, net	1,537	1,508
Goodwill	10,910	10,837
Intangible assets, net	296	326
Other assets	3,307	3,265
Total assets	$81,274	$78,725
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175	$227
Funds payable and amounts due to customers	41,205	39,671
Accrued expenses and other current liabilities	5,242	5,592
Total current liabilities	46,622	45,490
Other long-term liabilities	2,981	2,939
Long-term debt	11,417	9,879
Total liabilities	61,020	58,308
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 979 and 993 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 356 and 337 shares as of March 31, 2025 and December 31, 2024, respectively	(28,597)	(27,085)
Additional paid-in-capital	20,819	20,705
Retained earnings	28,654	27,347
Accumulated other comprehensive income (loss)	(622)	(550)
Total equity	20,254	20,417
Total liabilities and equity	$81,274	$78,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$7,791	$7,699
Operating expenses:
Transaction expense	3,704	3,917
Transaction and credit losses	371	321
Customer support and operations	398	454
Sales and marketing	488	421
Technology and development	731	742
General and administrative	503	464
Restructuring and other	66	212
Total operating expenses	6,261	6,531
Operating income	1,530	1,168
Other income (expense), net	73	41
Income before income taxes	1,603	1,209
Income tax expense	316	321
Net income (loss)	$1,287	$888

Net income (loss) per share:
Basic	$1.31	$0.83
Diluted	$1.29	$0.83

Weighted average shares:
Basic	986	1,064
Diluted	999	1,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
	(In millions)
	(Unaudited)
Net income (loss)	$1,287	$888
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	102	(143)
Net investment hedges CTA gains, net	—	99
Tax expense on net investment hedges CTA gains, net	—	(23)
Unrealized (losses) gains on cash flow hedges, net	(176)	96
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	9	(5)
Unrealized (losses) gains on available-for-sale debt securities, net	(9)	83
Tax benefit (expense) on unrealized (losses) gains on available-for-sale debt securities, net	2	(20)
Other comprehensive income (loss), net of tax	(72)	87
Comprehensive income (loss)	$1,215	$975

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	1,287	1,287
Foreign CTA	—	—	—	102	—	102
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	9	—	9
Unrealized losses on available-for-sale debt securities, net	—	—	—	(9)	—	(9)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(171)	—	—	(171)
Common stock repurchased	(19)	(1,512)	—	—	—	(1,512)
Stock-based compensation	—	—	285	—	—	285
Balances at March 31, 2025	979	$(28,597)	$20,819	$(622)	$28,654	$20,254

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	888	888
Foreign CTA	—	—	—	(143)	—	(143)
Net investment hedges CTA gains, net	—	—	—	99	—	99
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	96	—	96
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	(5)
Unrealized gains on available-for-sale debt securities, net	—	—	—	83	—	83
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(20)	—	(20)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(193)	—	—	(193)
Common stock repurchased	(25)	(1,511)	—	—	—	(1,511)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	376	—	—	376
Balances at March 31, 2024	1,053	$(22,552)	$19,825	$(659)	$24,088	$20,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,287	$888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	371	321
Depreciation and amortization	245	265
Stock-based compensation	249	365
Deferred income taxes	(6)	52
Net (gains) losses on strategic investments	(48)	49
Accretion of discounts on investments, net of amortization of premiums	(30)	(75)
Adjustments to loans and interest receivable, held for sale	25	37
Other	(73)	13
Originations of loans receivable, held for sale	(6,629)	(5,345)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	6,445	5,232
Changes in assets and liabilities:
Accounts receivable	(98)	(39)
Accounts payable	(52)	(22)
Other assets and liabilities	(526)	176
Net cash provided by operating activities	1,160	1,917
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(200)	—
Maturities of reverse repurchase agreements	87	—
Purchases of property and equipment	(196)	(154)
Proceeds from sales of property and equipment	2	—
Purchases and originations of loans receivable	(5,508)	(4,779)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	5,477	4,827
Purchases of investments	(5,970)	(7,081)
Maturities and sales of investments	5,465	9,242
Funds receivable	(2,741)	(1,169)
Collateral posted related to derivative instruments, net	(53)	74
Other	(20)	20
Net cash (used in) provided by investing activities	(3,657)	980
Cash flows from financing activities:
Borrowings from repurchase agreements	—	190
Repayments of repurchase agreements	—	(190)
Purchases of treasury stock	(1,500)	(1,501)
Tax withholdings related to net share settlements of equity awards	(277)	(167)
Borrowings under financing arrangements	1,491	115
Repayments under financing arrangements	—	(359)
Funds payable and amounts due to customers	1,417	(483)
Collateral received related to derivative instruments and reverse repurchase agreements, net	(135)	33
Other	(2)	—
Net cash provided by (used in) financing activities	994	(2,362)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Three Months Ended March 31,
	2025	2024
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	94	(94)
Net change in cash, cash equivalents, and restricted cash	(1,409)	441
Cash, cash equivalents, and restricted cash at beginning of period	22,390	21,834
Cash, cash equivalents, and restricted cash at end of period	$20,981	$22,275

Supplemental cash flow disclosures:
Cash paid for interest	$2	$2
Cash paid for income taxes, net	$95	$83

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$7,449	$9,693
Short-term investments	—	3
Funds receivable and customer accounts	13,532	12,579
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$20,981	$22,275

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of March 31, 2025 and December 31, 2024, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of March 31, 2025 and December 31, 2024, the carrying value of our investments in nonconsolidated VIEs was $190 million and $187 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. The investments in nonconsolidated VIEs are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both March 31, 2025 and December 31, 2024.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 4, 2025.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2025.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Recently issued accounting guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the notes to our condensed consolidated financial statements.

Recently adopted accounting guidance

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost basis for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. We adopted this guidance effective as of January 1, 2025. We have applied the amendments of this guidance as a cumulative-effect adjustment to retained earnings. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In January 2025, the SEC released Staff Accounting Bulletin (“SAB”) No. 122 rescinding SAB No. 121, which required an entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding asset and required disclosures related to the entity’s safeguarding obligations. SAB No. 122 is effective for annual periods beginning after December 15, 2024 and is required to be applied on a fully retrospective basis, with early adoption permitted. We have adopted this guidance as of March 31, 2025 and derecognized the crypto asset safeguarding liability and corresponding safeguarding asset on our condensed consolidated balance sheet as of December 31, 2024. Additionally, we derecognized the associated deferred tax asset and liability as of December 31, 2024. The adoption of this guidance did not impact our condensed consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity or cash flows.

The following table presents the effects of the changes on the presentation of the balance sheet:

	December 31, 2024
	(In millions)
	As Previously Reported (1)	Adjustments	As Adjusted

Prepaid expenses and other current assets	$4,651	$(2,886)	$1,765
Total assets	$81,611	$(2,886)	$78,725

Accrued expenses and other current liabilities	$8,478	$(2,886)	$5,592
Total liabilities	$61,194	$(2,886)	$58,308
(1) As reported in our 2024 Form 10-K filed with the SEC on February 4, 2025.

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our condensed consolidated balance sheets and were $190 million and $207 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Primary geographical markets
U.S.	$4,463	$4,467
Other countries(1)	3,328	3,232
Total net revenues(2)	$7,791	$7,699

Revenue category
Transaction revenues	$7,016	$7,034
Revenues from other value added services	775	665
Total net revenues(2)	$7,791	$7,699
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $573 million and $468 million for the three months ended March 31, 2025 and 2024, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable, held for sale, as well as hedging gains or losses, and interest earned on certain assets underlying customer balances.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,287	$888
Denominator:
Weighted average shares of common stock - basic	986	1,064
Dilutive effect of equity incentive awards	13	8
Weighted average shares of common stock - diluted	999	1,072
Net income (loss) per share:
Basic	$1.31	$0.83
Diluted	$1.29	$0.83
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	2	17

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

There were no acquisitions accounted for as business combinations or divestitures completed in the three months ended March 31, 2025 and 2024.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2025:

	December 31, 2024	Goodwill Acquired	Adjustments	March 31, 2025
	(In millions)
Total goodwill	$10,837	$—	$73	$10,910

The adjustments to goodwill during the three months ended March 31, 2025 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$873	$(641)	$232	$854	$(601)	$253
Marketing related	63	(44)	19	60	(38)	22
All other	183	(138)	45	182	(131)	51
Intangible assets, net	$1,119	$(823)	$296	$1,096	$(770)	$326
(1) Excludes intangible assets which have been fully amortized, but are still in use.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization expense for intangible assets was $47 million and $56 million for the three months ended March 31, 2025 and 2024, respectively.

Expected future intangible asset amortization as of March 31, 2025 was as follows (in millions):

Fiscal years:
Remaining 2025	$106
2026	91
2027	56
2028	43
Total	$296

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating lease expense	$41	$37
Finance lease expense - amortization of right-of-use (“ROU”) lease assets	4	—
Sublease income	(2)	(3)
Total lease expense, net	$43	$34

Supplemental cash flow information related to leases during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$43
Financing cash flows from finance leases	$2	$—
ROU lease assets obtained in exchange for new operating lease liabilities	$5	$143
ROU lease assets obtained in exchange for new finance lease liabilities	$—	$16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Supplemental balance sheet information related to leases was as follows:

	March 31, 2025		December 31, 2024
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$576	$69	$599	$73
Current lease liabilities	139	6	135	5
Long-term lease liabilities	599	15	629	18
Total lease liabilities	$738	$21	$764	$23
Weighted-average remaining lease term	5.6 years	4.1 years	5.9 years	4.4 years
Weighted-average discount rate	4%	5%	4%	5%

Future minimum lease payments for our leases as of March 31, 2025 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2025	$124	$5
2026	175	6
2027	155	6
2028	103	6
2029	89	—
Thereafter	198	—
Total	$844	$23
Less: present value discount	(106)	(2)
Lease liability	$738	$21

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

As of March 31, 2025, we have additional operating leases, primarily for offices and data centers, which will commence in the second quarter of 2025 or later with minimum lease payments aggregating to $42 million and lease terms ranging from three to ten years. As of March 31, 2025, we did not have any additional finance leases which have not yet commenced.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(935)	$313	$(89)	$(550)
Other comprehensive income (loss) before reclassifications	(141)	(8)	102	—	11	(36)
Less: Amount of net gains (losses) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	35	1	—	—	—	36
Net current period other comprehensive income (loss)	(176)	(9)	102	—	11	(72)
Ending balance	$(29)	$5	$(833)	$313	$(78)	$(622)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	96	41	(143)	99	(48)	45
Less: Amount of net gains (losses) reclassified from AOCI	—	(42)	—	—	—	(42)
Net current period other comprehensive income (loss)	96	83	(143)	99	(48)	87
Ending balance	$40	$(51)	$(874)	$290	$(64)	$(659)

The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statements of Income (Loss)
	Three Months Ended March 31,
	2025	2024
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$35	$—	Net revenues
Net gains (losses) on investments	1	(42)	Net revenues
	36	(42)	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$36	$(42)	Net income (loss)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest income	$145	$166
Interest expense	(103)	(86)
Net gains (losses) on strategic investments	48	(49)
Other	(17)	10
Other income (expense), net	$73	$41

NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents(1)	$7,449	$6,561
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$13,532	$15,828
Time deposits	102	15
Available-for-sale debt securities	15,514	14,551
Funds receivable	10,057	7,277
Total funds receivable and customer accounts	$39,205	$37,671
Short-term investments:
Time deposits	$114	$107
Available-for-sale debt securities	3,550	4,154
Restricted cash	—	1
Strategic investments	98	—
Total short-term investments	$3,762	$4,262
Long-term investments:
Time deposits	$17	$22
Available-for-sale debt securities	3,062	3,002
Strategic investments	1,534	1,559
Total long-term investments	$4,613	$4,583
(1) Includes $971 million and nil of available-for-sale debt securities with original maturities of three months or less as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes nil and $149 million of available-for-sale debt securities with original maturities of three months or less as of March 31, 2025 and December 31, 2024, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2025 and December 31, 2024, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2025(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$599	$—	$—	$599
Commercial paper	372	—	—	372
Funds receivable and customer accounts:
U.S. government and agency securities	5,238	5	(1)	5,242
Foreign government and agency securities	107	—	—	107
Corporate debt securities	1,093	1	—	1,094
Mortgage-backed and asset-backed securities	4,490	9	(8)	4,491
Municipal securities	426	1	—	427
Commercial paper	3,469	1	—	3,470
Short-term investments:
U.S. government and agency securities	52	—	—	52
Foreign government and agency securities	78	—	—	78
Corporate debt securities	1,887	1	(1)	1,887
Mortgage-backed and asset-backed securities	970	1	(1)	970
Commercial paper	563	—	—	563
Long-term investments:
U.S. government and agency securities	271	—	—	271
Foreign government and agency securities	124	—	—	124
Corporate debt securities	1,416	2	(2)	1,416
Mortgage-backed and asset-backed securities	1,254	—	(3)	1,251
Total available-for-sale debt securities(2)	$22,409	$21	$(16)	$22,414
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $129 million and $140 million at March 31, 2025 and December 31, 2024, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2025 and December 31, 2024, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2025(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$599	$—	$—	$—	$599	$—
Commercial paper	372	—	—	—	372	—
Funds receivable and customer accounts:
U.S. government and agency securities	1,328	(1)	338	—	1,666	(1)
Foreign government and agency securities	87	—	—	—	87	—
Corporate debt securities	381	—	50	—	431	—
Mortgage-backed and asset-backed securities	3,370	(8)	1	—	3,371	(8)
Municipal securities	43	—	23	—	66	—
Commercial paper	425	—	—	—	425	—
Short-term investments:
U.S. government and agency securities	—	—	51	—	51	—
Corporate debt securities	186	(1)	30	—	216	(1)
Mortgage-backed and asset-backed securities	702	(1)	10	—	712	(1)
Commercial paper	150	—	—	—	150	—
Long-term investments:
Foreign government and agency securities	—	—	34	—	34	—
Corporate debt securities	447	(1)	9	(1)	456	(2)
Mortgage-backed and asset-backed securities	1,061	(3)	—	—	1,061	(3)
Total available-for-sale debt securities	$9,151	$(15)	$546	$(1)	$9,697	$(16)
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

The table below presents cash inflows related to available-for-sale debt securities:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$5,472	$11,252

During the three months ended March 31, 2025, we incurred gross realized losses and gains which were de minimis. During the three months ended March 31, 2024, we incurred gross realized losses of $42 million. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2025
	Amortized Cost	Fair Value
	(In millions)
One year or less	$12,094	$12,097
After one year through five years	4,486	4,494
After five years through ten years	2,979	2,980
After ten years	2,850	2,843
Total	$22,409	$22,414

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Supplemental cash flow information related to investments

Non-cash investing transactions that were not reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2025 and 2024 include the purchase of investments of $125 million and $413 million, respectively, that have not yet settled.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $16 million and $23 million as of March 31, 2025 and December 31, 2024, respectively.

Our non-marketable equity securities are recorded as short-term and long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.6 billion and $1.5 billion as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, we had non-marketable equity securities of $203 million and $200 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Carrying amount, beginning of period	$1,336	$1,631
Adjustments related to non-marketable equity securities:
Net additions(1)	22	40
Gross unrealized gains	55	—
Gross unrealized losses and impairments	—	(47)
Carrying amount, end of period	$1,413	$1,624
(1) Net additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
	(In millions)
Cumulative gross unrealized gains	$1,242	$1,187
Cumulative gross unrealized losses and impairments	$(562)	$(562)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net unrealized gains (losses)	$48	$(51)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
U.S. government and agency securities	$599	$—	$599
Commercial paper	372	—	372
Money market fund	14	14	—
Total cash and cash equivalents	985	14	971
Short-term investments(2),(5):
U.S. government and agency securities	52	—	52
Foreign government and agency securities	78	—	78
Corporate debt securities	1,887	—	1,887
Mortgage-backed and asset-backed securities	970	—	970
Commercial paper	563	—	563
Total short-term investments	3,550	—	3,550
Funds receivable and customer accounts(3):
U.S. government and agency securities	5,242	—	5,242
Foreign government and agency securities	372	—	372
Corporate debt securities	1,512	—	1,512
Mortgage-backed and asset-backed securities	4,491	—	4,491
Municipal securities	427	—	427
Commercial paper	3,470	—	3,470
Total funds receivable and customer accounts	15,514	—	15,514
Derivatives(4)	56	—	56
Long-term investments(2),(5):
U.S. government and agency securities	271	—	271
Foreign government and agency securities	124	—	124
Corporate debt securities	1,416	—	1,416
Mortgage-backed and asset-backed securities	1,251	—	1,251
Marketable equity securities	16	16	—
Total long-term investments	3,078	16	3,062
Total financial assets	$23,183	$30	$23,153
Liabilities:
Derivatives(4)	$87	$—	$87
Total financial liabilities	$87	$—	$87
(1) Excludes cash of $6.5 billion not measured and recorded at fair value.
(2) Excludes time deposits of $131 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $23.7 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our condensed consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.6 billion measured using the Measurement Alternative or equity method accounting.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$14	$14	$—
Short-term investments(2):
U.S. government and agency securities	186	—	186
Foreign government and agency securities	84	—	84
Corporate debt securities	1,749	—	1,749
Mortgage-backed and asset-backed securities	853	—	853
Commercial paper	1,282	—	1,282
Total short-term investments	4,154	—	4,154
Funds receivable and customer accounts(3):
U.S. government and agency securities	5,711	—	5,711
Foreign government and agency securities	379	—	379
Corporate debt securities	667	—	667
Mortgage-backed and asset-backed securities	4,047	—	4,047
Municipal securities	504	—	504
Commercial paper	3,392	—	3,392
Total funds receivable and customer accounts	14,700	—	14,700
Derivatives(4)	243	—	243
Long-term investments(2), (5):
U.S. government and agency securities	235	—	235
Foreign government and agency securities	123	—	123
Corporate debt securities	1,602	—	1,602
Mortgage-backed and asset-backed securities	1,042	—	1,042
Marketable equity securities	23	23	—
Total long-term investments	3,025	23	3,002
Total financial assets	$22,136	$37	$22,099
Liabilities:
Derivatives(4)	$37	$—	$37
Total financial liabilities	$37	$—	$37
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

As of March 31, 2025 and December 31, 2024, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$687	$683	$566	$564

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Funds receivable and customer accounts	$31	$(7)

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of March 31, 2025 and December 31, 2024 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively:

	March 31, 2025	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$714	$714	$—
Non-marketable equity securities measured using the Measurement Alternative(1)	98	98	—
Total	$812	$812	$—
(1) Excludes non-marketable equity securities of $1.3 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2025.

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

We measure the non-marketable equity securities accounted for under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. Non-marketable equity securities that have been remeasured during the period based on observable price changes are classified within Level 2 in the fair value hierarchy because we estimate the fair value based on valuation methods which only include significant inputs that are observable, such as the observable transaction price at the transaction date. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using significant unobservable inputs, such as when we remeasure due to impairment and use discount rates, forecasted cash flows, and market data of comparable companies, among others.

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, restricted cash, time deposits, reverse repurchase agreements, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) had a carrying value of approximately $12.0 billion and fair value of approximately $11.3 billion as of March 31, 2025. Our term debt (including current portion) had a carrying value of approximately $10.5 billion and fair value of approximately $9.8 billion as of December 31, 2024. If these financial instruments were measured at fair value in the financial statements, cash would be classified as Level 1; restricted cash, time deposits, reverse repurchase agreements, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash flow hedges

We have significant international revenues and expenses denominated in foreign currencies, which subjects us to foreign exchange risk. We have a foreign currency exposure management program in which we designate certain foreign exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in certain foreign currencies. The objective of these foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue or the applicable expense line item in the condensed consolidated statements of income (loss) in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our condensed consolidated statements of cash flows.

As of March 31, 2025, we estimated that $29 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2025 and 2024, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line item to which the derivative relates.

Net investment hedges

Prior to 2025, we used foreign exchange contracts to reduce the foreign exchange risk related to our investment in certain foreign subsidiaries. These derivatives were designated as net investment hedges and accordingly, the gains and losses on the portion of the derivatives included in the assessment of hedge effectiveness were recorded in AOCI as part of foreign currency translation. We excluded forward points from the assessment of hedge effectiveness and recognized them in other income (expense), net on a straight-line basis over the life of the hedge. The accumulated gains and losses associated with these instruments will remain in AOCI until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings. The cash flows associated with derivatives designated as a net investment hedge are classified in cash flows from investing activities on our condensed consolidated statements of cash flows.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of March 31, 2025 and December 31, 2024 was as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as hedging instruments	Other current assets	$43	$157
Foreign exchange contracts not designated as hedging instruments	Other current assets	13	86
Total derivative assets		$56	$243

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$71	$10
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	16	27
Total derivative liabilities		$87	$37

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2025		2024
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$7,791	$73	$7,699	$41

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	35	—	—	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	—	—	20
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	(83)	—	21
Total net gains (losses)	$35	$(83)	$—	$41

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$(141)	$96
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	—	99
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$(141)	$195

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

	March 31, 2025	December 31, 2024
	(In millions)
Foreign exchange contracts designated as hedging instruments	$4,260	$3,942
Foreign exchange contracts not designated as hedging instruments	11,496	13,317
Total	$15,756	$17,259

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

The following tables present the derivative assets, derivative liabilities, repurchase agreements, and reverse repurchase agreements not offset on the condensed consolidated balance sheet but available for offset in the event of default. The tables also present the cash and non-cash collateral received or pledged relating to these positions. The amount of collateral presented is limited to the amount presented on our condensed consolidated balance sheet; therefore, instances of over-collateralization are excluded from the table below.

		Amounts Not Offset on the Condensed Consolidated Balance Sheet
	Amounts Presented on the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of March 31, 2025
Derivative assets(3)	$56	$23	$29	$4
Reverse repurchase agreements(4)	200	—	200	—
Total assets	$256	$23	$229	$4
As of December 31, 2024
Derivative assets(3)	$243	$23	$169	$51
Reverse repurchase agreements(4)	87	—	87	—
Total assets	$330	$23	$256	$51

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Amounts Not Offset on the Condensed Consolidated Balance Sheet
	Amounts Presented on the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of March 31, 2025
Derivative liabilities(3)	$87	$24	$55	$8
Repurchase agreements	—	—	—	—
Total liabilities	$87	$24	$55	$8
As of December 31, 2024
Derivative liabilities(3)	$37	$23	$7	$7
Repurchase agreements	—	—	—	—
Total liabilities	$37	$23	$7	$7
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default. For repurchase or reverse repurchase positions, this includes any payable or receivable, respectively, that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty. For reverse repurchase agreements, these securities are not included in the consolidated balance sheet unless the counterparty defaults.
(3) We received cash collateral from derivative counterparties totaling $27 million and $162 million as of March 31, 2025 and December 31, 2024, respectively, and securities from derivative counterparties with a fair value of $10 million and $30 million as of March 31, 2025 and December 31, 2024, respectively. We posted $60 million and $7 million of cash collateral as of March 31, 2025 and December 31, 2024, respectively.
(4) PayPal is permitted by contract to sell or repledge collateral relating to its reverse repurchase agreements. The fair value of this collateral was $203 million and $96 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, we have not sold or repledged collateral relating to reverse repurchase agreements.

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

As of March 31, 2025 and December 31, 2024, loans and interest receivable, held for sale was $714 million and $541 million, respectively. During the three months ended March 31, 2025 and 2024, we sold $5.3 billion and $4.8 billion of loans and interest receivable, respectively, in connection with the above mentioned agreement.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the three months ended March 31, 2025 and 2024, we purchased approximately $277 million and $25 million in consumer receivables, respectively. The outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.4 billion for both March 31, 2025 and December 31, 2024, net of the participation interest sold to the partner institution of $24 million and $23 million, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

March 31, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,429	$1,616	$860	$288	$29	$—	$5,222	96.3%
30 - 59 Days	26	18	15	4	—	—	63	1.1%
60 - 89 Days	17	2	28	5	1	—	53	1.0%
90 - 179 Days	36	—	42	6	1	—	85	1.6%
Total	$2,508	$1,636	$945	$303	$31	$—	$5,423	100%
Gross charge-offs for the three months ended March 31, 2025	$33	$1	$35	$7	$—	$—	$76

December 31, 2024
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2024	2023	2022	2021	2020	Total	Percent
Consumer loans and interest receivable:
Current	$2,404	$2,427	$353	$43	$—	$—	$5,227	96.6%
30 - 59 Days	25	28	4	—	—	—	57	1.1%
60 - 89 Days	16	19	4	1	—	—	40	0.7%
90 - 179 Days	38	40	9	2	—	—	89	1.6%
Total	$2,483	$2,514	$370	$46	$—	$—	$5,413	100%
Gross charge-offs for the year ended December 31, 2024	$138	$39	$133	$14	$—	$—	$324

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$341	$7	$348	$357	$23	$380
Provisions	55	3	58	44	5	49
Charge-offs	(71)	(5)	(76)	(92)	(7)	(99)
Recoveries	12	—	12	11	—	11
Other(1)	10	—	10	(7)	—	(7)
Ending balance	$347	$5	$352	$313	$21	$334
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at March 31, 2025 for our consumer receivable portfolio remained consistent with the allowance for credit losses at December 31, 2024.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the three months ended March 31, 2025 and 2024, we purchased approximately $494 million and $419 million in merchant receivables, respectively. As of March 31, 2025 and December 31, 2024, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.6 billion and $1.5 billion, net of the participation interest sold to the partner institution of $56 million and $53 million, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

March 31, 2025
(In millions, except percentages)
	2025	2024	2023	2022	2021	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$694	$689	$15	$9	$1	$9	$1,417	90.0%
30 - 59 Days	11	51	7	2	—	1	72	4.6%
60 - 89 Days	2	24	5	2	—	1	34	2.2%
90 - 179 Days	—	35	8	2	—	—	45	2.8%
180+ Days	—	3	3	1	—	—	7	0.4%
Total	$707	$802	$38	$16	$1	$11	$1,575	100%
Gross charge-offs for the three months ended March 31, 2025	$—	$16	$8	$1	$—	$—	$25

December 31, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,274	$28	$13	$1	$8	$4	$1,328	90.4%
30 - 59 Days	55	10	3	—	—	1	69	4.7%
60 - 89 Days	23	6	2	—	—	—	31	2.1%
90 - 179 Days	21	11	4	—	—	—	36	2.4%
180+ Days	1	4	1	—	—	—	6	0.4%
Total	$1,374	$59	$23	$1	$8	$5	$1,470	100%
Gross charge-offs for the year ended December 31, 2024	$10	$96	$42	$—	$8	$—	$156

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the three months ended March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$107	$6	$113	$148	$12	$160
Provisions	38	3	41	17	(1)	16
Charge-offs	(23)	(2)	(25)	(50)	(3)	(53)
Recoveries	6	—	6	8	—	8
Ending balance	$128	$7	$135	$123	$8	$131

The allowance for credit losses at March 31, 2025 for our merchant receivable portfolio was $135 million, an increase from $113 million at December 31, 2024. The increase in allowance for credit losses was related to portfolio growth.

NOTE 12—DEBT

NOTES

In March 2025, we issued fixed and floating rate notes with varying maturity dates for an aggregate principal amount of $1.5 billion, consisting of $450 million aggregate principal amount of floating rate notes due 2028 (the “2028 Floating Rate Notes”), $450 million aggregate principal amount of 4.450% notes due 2028 (the “2028 Notes”) and $600 million aggregate principal amount of 5.100% notes due 2035 (the “2035 Notes”). Interest on the 2028 Floating Rate Notes is payable on March 6, June 6, September 6 and December 6 of each year, beginning on June 6, 2025. The 2028 Floating Rate Notes bear interest at a floating rate equal to the compounded secured overnight financing rate, reset quarterly, plus 0.670% per annum. Interest on the 2028 Notes is payable on March 6 and September 6 of each year, beginning on September 6, 2025. Interest on the 2035 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2025.

In May 2024, June 2023, May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion, ¥90 billion (approximately $601 million as of March 31, 2025), $3.0 billion, $4.0 billion and $5.0 billion, respectively.

The notes issued from the March 2025, May 2024, June 2023, May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” Except for the June 2023 debt issuance and 2028 Floating Rate Notes, we may redeem the Notes in whole at any time or in part from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2025 and December 31, 2024, we had an outstanding aggregate principal amount of $12.1 billion and $10.6 billion, respectively, related to the Notes. The following table summarizes the Notes outstanding:

	Maturities	Effective Interest Rate	March 31, 2025	December 31, 2024
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	1,000	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	200	191
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	154	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	247	236

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400

March 2025 debt issuance:
Floating-rate notes	3/6/2028	5.19%	450	—
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	—
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	—
Total term debt			$12,101	$10,574

Unamortized premium (discount) and issuance costs, net			(85)	(78)
Less: current portion of term debt(2)			(1,200)	(1,191)
Total carrying amount of term debt			$10,816	$9,305
(1) Principal amounts represent the U.S. dollar equivalent as of March 31, 2025 and December 31, 2024, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.
The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $98 million and $84 million for the three months ended March 31, 2025 and 2024, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $601 million as of March 31, 2025). As of March 31, 2025 and December 31, 2024, ¥90.0 billion (approximately $601 million) and ¥90.0 billion (approximately $574 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At March 31, 2025, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the three months ended March 31, 2025 and 2024, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

FUTURE PRINCIPAL PAYMENTS

As of March 31, 2025, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2025	$1,200
2026	1,404
2027	500
2028	1,147
2029	1,500
Thereafter	6,350
Total	$12,101

Other than as provided above, there were no significant changes to the information disclosed in our 2024 Form 10-K.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of March 31, 2025. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

In November 2023, we received a subpoena from the U.S. SEC Division of Enforcement relating to PayPal USD stablecoin. The subpoena requested the production of documents. In February 2025, the SEC communicated it was closing this inquiry without enforcement action.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In August 2024, we received a CID from the CFPB related to PayPal Credit. The CID also relates to backup payment options in a digital wallet to pay for goods or services. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in connection with this CID.

Legal proceedings

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Section 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants have filed a motion to dismiss the PPH Securities Action. On January 29, 2025, the Court dismissed all of the claims without prejudice. On March 17, 2025, the lead plaintiff filed an amended complaint.

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. On April 4, 2023, a putative shareholder derivative action captioned Nelson v. Daniel Schulman, et. al., Case No. 23-cv-01913, was filed in the U.S. District Court for the District of New Jersey (the “Nelson Action”) purportedly on behalf of the Company. On January 31, 2025, a putative shareholder derivative action captioned Spathias v. Daniel Schulman, et al., Case No. 25-cv-1007, was filed in the U.S. District Court for the Northern District of California (the “Spathias Action,” and collectively, the “Derivative Actions”). The Derivative Actions are based on the same alleged facts and circumstances as the PPH Securities Action, and name certain of our officers, including our former Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and violations of the Exchange Act, and seek to recover damages on behalf of the Company. The Derivative Actions have been stayed pending further developments in the PPH Securities Action.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our consumers (individually or as class actions), merchants or regulators alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or user, product, business or merchant agreements violate applicable law, or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus to which the payments industry is subject and, when taken together with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our products, services, or business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of March 31, 2025 and December 31, 2024, the current outstanding balances of the loans sold was $2.8 billion and $2.9 billion, respectively. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At March 31, 2025 and December 31, 2024, the allowance for transaction losses was $60 million and $86 million, respectively. The allowance for negative customer balances was $245 million and $256 million at March 31, 2025 and December 31, 2024, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Beginning balance	$342	$282
Provision	278	260
Realized losses	(348)	(309)
Recoveries	33	34
Ending balance	$305	$267

NOTE 14—STOCK REPURCHASE PROGRAMS

During the three months ended March 31, 2025, we repurchased approximately 19 million shares of our common stock for approximately $1.5 billion at an average cost of $77.56, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of March 31, 2025, a total of approximately $3.4 billion and $15.0 billion remained available for future repurchases of our common stock under our June 2022 and February 2025 stock repurchase programs, respectively.

During the three months ended March 31, 2025 and 2024, we recorded $12 million and $10 million in excise tax within treasury stock on our condensed consolidated balance sheets, respectively. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the condensed consolidated statement of cash flows until settled.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is measured based on the estimated fair value of shares at the time of grant and recognized over the award’s vesting period.

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Customer support and operations	$51	$68
Sales and marketing	33	40
Technology and development	111	147
General and administrative	72	87
Restructuring and other	—	38
Total stock-based compensation expense	$267	$380
Capitalized as part of internal use software and website development costs	$35	$12
NOTE 16—INCOME TAXES

Our effective tax rate for the three months ended March 31, 2025 and 2024 was 20% and 27%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign income taxed at different rates, tax expense related to stock-based compensation, and other discrete tax adjustments.

The Organization for Economic Co-operation and Development (“OECD”) has published model rules, which include the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Certain countries in which we do business enacted legislation that became effective as of January 1, 2025. Our effective tax rate for the three months ended March 31, 2025 includes the impact of Pillar Two minimum taxes in these jurisdictions.

Gross unrecognized tax benefits were approximately $2.4 billion and $2.3 billion as of March 31, 2025 and December 31, 2024, respectively. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. Given the number of years remaining subject to examination and the number of matters being examined, we were unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the three months ended March 31, 2025 were $39 million, and included employee severance and benefits costs, substantially all of which were accrued for as of March 31, 2025.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the three months ended March 31, 2025:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2025	$—
Charges	39
Accrued liability as of March 31, 2025(1)	$39
(1) Accrued restructuring liability is included in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three months ended March 31, 2024 were $175 million, and included employee severance and benefits costs and stock-based compensation expense, all of which were substantially completed by the fourth quarter of 2024.

OTHER

During the three months ended March 31, 2025 and 2024, approximately $25 million and $37 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

NOTE 18—SEGMENT INFORMATION

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages the business and evaluates operating performance based on consolidated net income. Our CODM uses consolidated net income to monitor budget versus actual results. We operate as one segment and have one reportable segment that constitutes consolidated results.

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net revenues	$7,791	$7,699
Less (add):
Transaction expense	3,704	3,917
Transaction losses	278	260
Credit losses	93	61
Customer support and operations(1)	398	454
Sales and marketing(1)	488	421
Technology and development(1)	731	742
General and administrative(1)	503	464
Restructuring and other	66	212
Other income (expense), net	(73)	(41)
Income tax expense	316	321
Segment net income (loss)	$1,287	$888
(1) Includes depreciation and amortization expense. For the three months ended March 31, 2025 and 2024, total depreciation and amortization expense was $245 million and $265 million, respectively.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets. For disclosure of geographical information, please refer to “Note 2—Revenue”.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

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

Cybersecurity and information security
Cybersecurity and information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and enable us to effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we have experienced and expect to continue to experience cybersecurity incidents and remain subject to these risks. There can be no assurance that our security measures will provide sufficient protection or security to prevent breaches or attacks. For additional information regarding our cybersecurity and information security risks, see Part I, Item 1A, Risk Factors in our 2024 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

MACROECONOMIC ENVIRONMENT

A deterioration in macroeconomic conditions resulting from uncertainties and effects from tariffs, higher inflation rates, international conflicts, and higher interest rates could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign exchange fluctuations, or other business interruption, which may adversely impact our business. We are unable to reasonably estimate the total potential impact on our financial results that may ultimately result from such changes in the macroeconomic environment.

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2025	2024
	(In millions, except percentages and per share data)
Net revenues	$7,791	$7,699	1%
Operating expenses	6,261	6,531	(4)%
Operating income	1,530	1,168	31%
Operating margin	20%	15%	**
Other income (expense), net	73	41	78%
Income tax expense	316	321	(2)%
Effective tax rate	20%	27%	**
Net income (loss)	$1,287	$888	45%
Net income (loss) per diluted share	$1.29	$0.83	56%
Net cash provided by operating activities	$1,160	$1,917	(39)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Net revenues increased $92 million, or 1%, in the three months ended March 31, 2025 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”) of 3% and an increase in interest and fee revenue earned on our loans receivable portfolio, partially offset by changes in TPV mix, which resulted in lower transaction revenue.

Total operating expenses decreased $270 million, or 4%, in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to a decline in transaction expense and restructuring and other expenses.

Operating income increased $362 million, or 31%, in the three months ended March 31, 2025 compared to the same period of the prior year due to the increase in net revenues and decline in operating expenses. Our operating margin was 20% and 15% in the three months ended March 31, 2025 and 2024, respectively, reflecting the positive impact of lower transaction expense and restructuring and other expenses.

Net income increased $399 million, or 45%, in the three months ended March 31, 2025 compared to the same period of the prior year due to the previously discussed increase in operating income of $362 million and an increase in other income (expense), net of $32 million.

IMPACT OF FOREIGN EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 43% and 42% of our net revenues from customers domiciled outside of the U.S. in the three months ended March 31, 2025 and 2024, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2024 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.

We calculate the year-over-year impact of foreign exchange rate movements on our business using prior period foreign exchange rates applied to current period transactional currency amounts. While changes in foreign exchange rates affect our reported results, we have a foreign currency exposure management program in which we use foreign exchange contracts, designated as cash flow hedges, intended to reduce the impact on earnings from foreign exchange rate movements. Gains and losses from these foreign exchange contracts are recognized as a component of transaction revenues or operating expenses (as applicable) in the same period the forecasted transactions impact earnings.

In the three months ended March 31, 2025, year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2025
(In millions)
Unfavorable impact to net revenues (exclusive of hedging impact)	$(104)
Hedging impact	35
Unfavorable impact to net revenues	(69)
Favorable impact to operating expense	52
Net unfavorable impact to operating income	$(17)

While we enter into foreign exchange contracts to help reduce the impact on earnings from foreign exchange rate movements, it is impossible to eliminate the total effects of this exposure.

Prior to 2025, we used foreign exchange contracts, designated as net investment hedges, to reduce the foreign exchange risk related to our investment in certain foreign subsidiaries. Gains and losses associated with these instruments will remain in accumulated other comprehensive income (loss) until the underlying foreign subsidiaries are sold or substantially liquidated.

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

Net revenue analysis

The components of our net revenues for the three months ended March 31, 2025 and 2024 were as follows (in millions):

$7,791
$775
$7,016
$7,699
$665
$7,034
Q1 2025
Q1 2024
Transaction revenues
Revenues from other value added services

Transaction revenues

Transaction revenues remained consistent in the three months ended March 31, 2025 compared to the same period of the prior year driven primarily by a decline in revenues of approximately $200 million from our Braintree products and services resulting from a decline in TPV and the number of payment transactions, partially offset by an increase in revenues of approximately $170 million from our Venmo and PayPal products and services resulting from growth in TPV and the number of payment transactions.

As a result of our stronger focus on profitable growth and ongoing negotiations with merchants, we expect lower volume and transaction revenue growth from our Braintree offerings in 2025.

The graphs below present the respective key metrics (in millions) for the three months ended March 31, 2025 and 2024:
*Reflects active accounts at the end of the applicable period.

The following table provides a summary of related metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2025	2024
Number of payment transactions per active account	59.4	60.0	(1)%
Percent of cross-border TPV(1)	12%	12%	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful.

We had active accounts of 436 million and 427 million as of March 31, 2025 and 2024, respectively, an increase of 2%. Our total number of payment transactions was 6.0 billion and 6.5 billion for the three months ended March 31, 2025 and 2024, respectively, a decrease of 7%. TPV was $417 billion and $404 billion for the three months ended March 31, 2025 and 2024, respectively, an increase of 3%.

Transaction revenues remained consistent while TPV increased 3% in the three months ended March 31, 2025 compared to the same period in the prior year due primarily to changes in volume mix with a higher proportion of TPV from payout products, which have lower pricing, as well as a decline in volume from large merchants on Braintree products and services as a result of our focus on profitable growth.

Revenues from other value added services

Revenues from other value added services increased $110 million, or 17% in the three months ended March 31, 2025 compared to the same period in the prior year due primarily to an approximately $70 million increase in interest and fee revenue earned from our loans receivable portfolio driven by consumer interest-bearing installment loans, merchant loans, and consumer revolving loans.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2025	2024
	(In millions, except percentages)
Transaction expense	$3,704	$3,917	(5)%
Transaction and credit losses	371	321	16%
Customer support and operations	398	454	(12)%
Sales and marketing	488	421	16%
Technology and development	731	742	(1)%
General and administrative	503	464	8%
Restructuring and other	66	212	(69)%
Total operating expenses	$6,261	$6,531	(4)%
Transaction expense rate(1)	0.89%	0.97%	**
Transaction and credit loss rate(2)	0.09%	0.08%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three months ended March 31, 2025 and 2024 was as follows (in millions):

Transaction expense decreased $213 million, or 5%, in the three months ended March 31, 2025 compared to the same period of the prior year. The decline in transaction expense and the associated transaction expense rate was primarily attributable to favorable changes in merchant mix as well as a volume decline within our Braintree products and services, which generally have a higher expense rate than other products and services.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and fees paid to payment processors and other financial institutions. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or our consumer credit products. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs, as we generally pay lower rates for transactions funded with credit or debit cards outside the U.S. For the three months ended March 31, 2025 and 2024, approximately 35% and 36% of TPV, respectively, was generated outside of the U.S.

Transaction and credit losses

The components of our transaction and credit losses for the three months ended March 31, 2025 and 2024 were as follows (in millions):
Transaction and credit losses increased $50 million, or 16%, in the three months ended March 31, 2025 compared to the same period of the prior year.

Transaction losses were $278 million in the three months ended March 31, 2025 compared to $260 million in the three months ended March 31, 2024, an increase of $18 million, or 7%. Transaction loss rate (transaction losses divided by TPV) was 0.07% for the three months ended March 31, 2025, compared to 0.06% for the three months ended March 31, 2024. The increase in transaction losses and the associated transaction loss rate in the three months ended March 31, 2025 compared to the same period of the prior year was primarily due to an increase in losses from our PayPal products and services driven by fraud incidents.

Credit losses increased $32 million in the three months ended March 31, 2025 compared to the same period of the prior year. The components of credit losses for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net charge-offs(1)	$78	$123
Reserve build (release)(2)	15	(62)
Credit losses	$93	$61
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

Credit losses in the three months ended March 31, 2025 were attributable to loan originations during the period. Credit losses in the three months ended March 31, 2024 were attributable to loan originations partially offset by improvement in the credit quality of loans outstanding.

Consumer loan portfolio

In June 2023, we entered into a multi-year agreement with a global investment firm to sell United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. As of March 31, 2025 and 2024, loans and interest receivable, held for sale was $714 million and $307 million, respectively.

The consumer loans and interest receivable balance as of March 31, 2025 and 2024 was $5.4 billion and $4.5 billion, respectively, net of participation interest sold, representing an increase of 21%. The increase was driven primarily by growth of approximately $500 million and $300 million in our installment credit products driven by growth in Japan and the U.S., respectively, as well as growth of approximately $230 million in our revolving credit product in the U.K., partially offset by a decline of approximately $100 million in our installment credit products in Germany due to the forward-flow arrangement with the global investment firm.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2025	2024
Percent of consumer loans and interest receivable current	96.3%	95.9%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.6%	1.9%
Net charge-off rate(2)	4.5%	7.2%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended March 31, 2025 and 2024, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

The decline in net charge-off rate for consumer receivables at March 31, 2025 as compared to March 31, 2024 was due primarily to the improvement in credit quality of the U.S. interest-bearing installment products.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the three months ended March 31, 2025.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of March 31, 2025 and 2024 was $1.6 billion and $1.2 billion, respectively, reflecting an increase of 32%. The increase was due primarily to growth of approximately $230 million in our PPWC product portfolio, primarily from the U.S., Germany and the U.K., as well as growth of approximately $160 million in our PayPal Business Loans (“PPBL”) product in the U.S.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	March 31,
	2025	2024
Percent of merchant loans, advances, and interest and fees receivable current	90.0%	88.7%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	3.2%	4.4%
Net charge-off rate(2)	4.6%	14.0%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended March 31, 2025 and 2024, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The decrease in net charge-off rate for merchant receivables at March 31, 2025 as compared to March 31, 2024 was due primarily to the improvement in the credit quality of the PPBL portfolio and a significant decline in our outstanding merchant receivables in the prior period which increased the net charge-off rate presented as a percentage of our outstanding loan balance.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the three months ended March 31, 2025.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three months ended March 31, 2025 and 2024 were as follows (in millions):
Customer support and operations expenses decreased $56 million, or 12%, in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to a decline of approximately $40 million in employee-related costs associated with the prior year reduction in headcount, and to a lesser extent, a decline in software expenses.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2025 and 2024 were as follows (in millions):
Sales and marketing expenses increased $67 million, or 16%, in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to higher spend of approximately $90 million on marketing and brand advertising, including our PayPal Everywhere advertising campaign, partially offset by lower employee-related costs.

Technology and development

Technology and development expenses for the three months ended March 31, 2025 and 2024 were as follows (in millions):
Technology and development expenses decreased $11 million in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to lower employee-related costs associated with the prior year reduction in headcount and a decline in depreciation and amortization expense, partially offset by an increase in contractor and consultant costs and higher costs from cloud computing services utilized in delivering our products and services.

General and administrative

General and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows (in millions):
General and administrative expenses increased $39 million, or 8%, in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to an increase in indirect tax expense and professional services expense, partially offset by lower employee-related costs.

Restructuring and other

Restructuring and other for the three months ended March 31, 2025 and 2024 were as follows (in millions):

Restructuring and other decreased $146 million in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to a decline in restructuring charges as compared to the prior year.

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the three months ended March 31, 2025 were $39 million, and included employee severance and benefits costs, substantially all of which were accrued for as of March 31, 2025. We do not anticipate cost savings in conjunction with this reduction.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three months ended March 31, 2024 were $175 million and included employee severance and benefits costs and stock-based compensation expense, which were substantially completed in the fourth quarter of 2024.

During the three months ended March 31, 2025 and 2024, approximately $25 million and $37 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net increased $32 million in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to net gains on strategic investments in the current period compared to net losses and impairments in the prior period, which contributed an increase of approximately $100 million year-over-year, partially offset by a decrease of approximately $40 million from a decline in interest income resulting from lower average cash balances year-over-year and an increase in interest expense due in part to incremental expense from the May 2024 debt issuance.

Income tax expense

Our effective income tax rate was 20% and 27% for the three months ended March 31, 2025 and 2024, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2025 compared to the same period of the prior year was due primarily to discrete tax adjustments including tax effects of stock-based compensation.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$14,192	$13,846
(1) Excludes assets related to funds receivable and customer accounts of $39.2 billion and $37.7 billion at March 31, 2025 and December 31, 2024, respectively.
(2) Excludes total restricted cash of nil and $1 million at March 31, 2025 and December 31, 2024, respectively, and strategic investments of $1.6 billion at both March 31, 2025 and December 31, 2024.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $9.1 billion and $8.5 billion at March 31, 2025 and December 31, 2024, or 64% and 62% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2024, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$1,160	$1,917
Investing activities	(3,657)	980
Financing activities	994	(2,362)
Effect of exchange rates on cash, cash equivalents, and restricted cash	94	(94)
Net change in cash, cash equivalents, and restricted cash	$(1,409)	$441

Operating activities

Net cash provided by operating activities declined $757 million in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to changes in working capital of approximately $790 million driven by a decline in liabilities, changes in stock-based compensation of approximately $120 million, and an impact of approximately $100 million from net gains on strategic investments, partially offset by an increase in operating income of approximately $360 million.

In the three months ended March 31, 2025 and 2024, cash paid for income taxes, net was $95 million and $83 million, respectively.

Investing activities

Net cash used in investing activities increased $4.6 billion in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to a decline of approximately $2.7 billion in maturities and sales of investments, net of purchases, and changes related to funds receivable of approximately $1.6 billion.

Financing activities

Net cash provided by financing activities increased $3.4 billion in the three months ended March 31, 2025 compared to the same period of the prior year due primarily to an increase of approximately $1.9 billion from changes related to funds payable and amounts due to customers, and an increase of approximately $1.7 billion in borrowings (including proceeds from the March 2025 debt issuance), net of repayments under financing arrangements.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a positive impact of $94 million and a negative impact of $94 million on cash, cash equivalents, and restricted cash for the three months ended March 31, 2025 and 2024, respectively. The positive impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Euro and Australian dollar. The negative impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2024 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar, and to a lesser extent, the British pound and Euro.

Available credit and debt

In March 2025, we issued fixed rate and floating rate notes with varying maturity dates for an aggregate principal amount of $1.5 billion. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of March 31, 2025, we had an aggregate principal amount of $12.1 billion in debt outstanding with varying maturity dates.

Other than as described above, there were no significant changes to the available credit and debt disclosed in our 2024 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

Credit ratings

As of March 31, 2025, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of March 31, 2025 and December 31, 2024, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell our eligible consumer installment receivables portfolio. In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. During the three months ended March 31, 2025 and 2024, we sold $5.3 billion and $4.8 billion, respectively, of loans and interest receivable in connection with this agreement. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.06% and 0.07% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the three months ended March 31, 2025, we repurchased approximately $1.5 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of March 31, 2025, a total of approximately $3.4 billion and $15.0 billion remained available for future repurchases of our common stock under our June 2022 and February 2025 stock repurchase programs, respectively.

Other considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors of our 2024 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors of this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

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

INTEREST RATE RISK

We are exposed to interest rate risk relating to our investment portfolio, from interest-rate sensitive assets underlying the customer balances we hold on our condensed consolidated balance sheets as customer accounts, and a portion of our debt.

As of March 31, 2025 and December 31, 2024, approximately 52% and 47%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $128 million and $101 million at March 31, 2025 and December 31, 2024, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of March 31, 2025 and December 31, 2024, we had an aggregate principal amount of $11.7 billion and $10.6 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates. As of March 31, 2025, we had an aggregate principal amount of $450 million in floating rate debt with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2025 and December 31, 2024, ¥90.0 billion (approximately $601 million) and ¥90.0 billion (approximately $574 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the three months ended March 31, 2025. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We have a foreign currency exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign exchange contracts. These foreign exchange contracts are accounted for as derivative instruments; for additional details related to our foreign exchange contracts, please see “Note 10—Derivative Instruments” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at March 31, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $443 million and $380 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

We have an additional balance sheet foreign exchange management program in which we use foreign exchange contracts to help offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign exchange gains and losses on our assets and liabilities are recorded in other income (expense), net, and are offset by the gains and losses on the foreign exchange contracts.

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $309 million and $470 million at March 31, 2025 and December 31, 2024, respectively, without considering the offsetting effect of foreign currency exchange contracts. Foreign currency exchange contracts in place as of March 31, 2025 would have positively impacted income before income taxes by approximately $277 million, resulting in a net negative impact of approximately $32 million. Foreign currency exchange contracts in place as of December 31, 2024 would have positively impacted income before income taxes by approximately $445 million, resulting in a net negative impact of approximately $25 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of both March 31, 2025 and December 31, 2024, our strategic investments totaled $1.6 billion which represented approximately 10% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of March 31, 2025, which could be experienced in the near term, would have resulted in a decrease of approximately $163 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of March 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 4, 2025 (“2024 Form 10-K”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2024 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, licensing schemes, and legal interpretations in the markets in which we offer services directly or through partners, including, but not limited to, those governing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy, data protection, data governance, cybersecurity, banking secrecy, digital payments, cryptocurrency, payment services (including payment processing and settlement services), lending, fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

Regulators and legislators globally have been establishing, evolving, and increasing their regulatory authority, oversight, and enforcement, and it can be difficult to predict how these may be applied to our business and the way we conduct our operations. As we introduce new products and services and expand into new markets, including through acquisitions, we expect to become subject to additional regulations, restrictions, and licensing requirements. As we expand and localize our international activities, we expect that our obligations in the markets in which we operate will continue to increase. In addition, because we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws or other types of regulation, which may impose different, more specific, and/or conflicting obligations on us, as well as broader liability.

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may result in audits, inquiries, investigations, whistleblower complaints, and adverse media coverage; subject us to significant fines, penalties, monetary damages, injunctive relief, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to temporarily or permanently lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products, or operations; require us to engage in remediation activities; or delay planned transactions, product launches, or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. While we have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York State Department of Financial Services as a virtual currency business, which does not qualify us to engage in securities brokerage or dealing activities. The regulatory status of particular cryptocurrencies is unclear under existing law. For example, if the SEC were to assert that any of the cryptocurrencies we support are securities, the SEC could assert that our activities involving that cryptocurrency require securities broker-dealer registration or other obligations under the federal securities laws. The rapidly evolving legislative and regulatory landscapes with respect to cryptocurrency may subject us to additional licensing and regulatory obligations or to inquiries or investigations from various regulators and governmental authorities, and require us to make product changes, restrict or discontinue product offerings in certain markets, implement additional and potentially costly controls, or take other actions.

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”), which is available to PayPal U.S. customers and Venmo customers. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world, including the SEC. Although stablecoin legislation is currently pending in the U.S. Congress, there remain uncertainties on how ongoing changes to federal, state, and international laws and regulations will apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs to operationalize and comply with any additional or changed requirement. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, penalties, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny, PYUSD is deemed to be a security, or PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

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

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our condensed consolidated financial statements, and other matters. We expect that the number and significance of these disputes and inquiries will continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology, and as a result of expanded enforcement of certain existing laws and regulations by federal, state and local agencies. For example, there is an increase in enforcement activity in connection with federal and state consumer protection laws, including suits which seek civil penalties. Investigations, changes in, or expanded enforcement of federal, state or local laws and regulations, and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, substantial diversion of management’s time and effort, negative publicity, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices or customer agreement terms in ways that may increase costs or reduce revenues, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including, but not limited to, networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate our U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; branded debit card and savings products issued by unaffiliated banks; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (including, but not limited to, data center facilities and cloud computing, information technology, and outsourced customer support and product development functions). We are subject to additional risks inherent in engaging and relying upon third-party providers, including operational, legal, regulatory, information security, reputational, commercial, and resiliency risks. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, we are overly reliant on certain relationships, we are unable to negotiate favorable contractual terms, or we experience substantial disruptions in these relationships (including interruptions to the availability of our products and services), our operations, results of operations, liquidity and financial results could be adversely impacted. Additionally, our relationships with third parties inherently involve a lesser degree of control over business operations, governance, and compliance, which potentially increases our financial, legal, reputational, and operational risk.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenues and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. In certain markets, cross-border trade represents our primary (and in some instances our only) offerings. Cross-border trade may be negatively impacted by various factors including foreign exchange rate fluctuations, changes in or new tariffs, trade wars, barriers or restrictions, or threats of such actions, sanctions, import or export controls, and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs or uncertainty of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Our international operations subject us to increased risks, which could harm our business.

Our international operations generate a significant portion of our net revenues. Our international operations subject us to significant challenges, uncertainties, and risks, including, but not limited to, local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in recruiting and retaining qualified employees and maintaining our company culture; fluctuations in foreign exchange rates; exchange control regulations; profit repatriation restrictions; changes in or new tariffs, sanctions, fines, or other trade barriers or restrictions; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability. In addition, some countries have enacted or are considering data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could significantly increase our operating costs.

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

Adverse global and regional economic conditions such as political unrest and turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), unemployment, consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal, monetary and tax policies, U.S. and international trade relationships, agreements, treaties, changes in or new tariffs and restrictive actions or threats of such actions, including an escalation of trade tensions between the U.S. and its trading partners, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, geopolitical conditions or events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. In particular, recent tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength or duration of the current or any future potential economic volatility or slowdown in the U.S. or globally. These conditions could have a material adverse impact on the demand for our products and services which could adversely affect our results of operations. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets, liquidity needs due to unanticipated reductions in customer balances, or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign exchange rates or interest rates that could materially and adversely affect our financial results.

Environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Various jurisdictions are adopting or considering new laws and regulations that expand or curtail disclosure, reporting and diligence requirements with respect to ESG matters. If we are unable to comply with new laws, regulations or guidance concerning ESG matters or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business or financial condition may be adversely affected. If our ESG-related data, processes and reporting are viewed as incomplete or inaccurate, or if we fail to achieve progress with respect to ESG-related goals on a timely basis or at all, we may be viewed negatively by stakeholders concerned about these matters. Moreover, investors, customers, partners, media, government entities, and other stakeholders (including those in support of or in opposition to ESG principles) may have a negative view of us to the extent we are perceived to have not responded appropriately to their ESG concerns or take positions that are contrary to their views or expectations.

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

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2025 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of December 31, 2024				$4,856
January 1, 2025 through January 31, 2025	5.9	$88.39	5.9	4,339
February 1, 2025 through February 28, 2025	6.4	$76.86	6.4	3,848
March 1, 2025 through March 31, 2025	7.1	$69.27	7.1	3,356
Authorization of additional plan in February 2025	—	—	—	15,000
Balance as of March 31, 2025	19.4		19.4	$18,356
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

During the quarter ended March 31, 2025, each of the following Section 16 officers adopted an equity trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
•Suzan Kereere, President, Global Markets, adopted a trading plan on March 7, 2025. The plan, which expires on March 4, 2026 provides for the sale of approximately 61,400 shares of our common stock that have vested and are expected to vest (net of shares subject to tax withholding) over the duration of the trading plan.
•Diego Scotti, Executive Vice President, General Manager – Consumer Group, adopted a trading plan on March 7, 2025. The plan, which expires on March 15, 2026, provides for the sale of approximately 19,000 shares of our common stock that have vested and are expected to vest (net of shares subject to tax withholding) over the duration of the trading plan.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.1	Officer’s Certificate, dated as of March 6, 2025, pursuant to the Indenture, dated as of September 26, 2019, by and between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee, containing Forms of Note for Floating Rate Notes due 2028, 4.450% Notes due 2028 and 5.100% Notes due 2035	8-K	3/6/2025	-
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X
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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	April 29, 2025	By:	/s/ Alex Chriss
Alex Chriss
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	April 29, 2025	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial and Operating Officer

Principal Accounting Officer:

Date:	April 29, 2025	By:	/s/ Christopher Natali
Christopher Natali
Vice President, Chief Accounting Officer

