Form 10-Q
period 2025-06-30
PayPal Holdings, Inc.
filed 2025-07-29
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.
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
Yes ☐ No  ☒
As of July 23, 2025, there were 955,378,405 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,688	$6,662
Short-term investments	3,320	4,262
Accounts receivable, net	1,099	984
Loans and interest receivable, held for sale	817	541
Loans and interest receivable, net of allowances of $524 and $461 as of June 30, 2025 and December 31, 2024, respectively	6,938	6,422
Funds receivable and customer accounts	38,923	37,671
Prepaid expenses and other current assets	2,094	1,664
Total current assets	59,879	58,206
Long-term investments	3,645	4,583
Property and equipment, net	1,625	1,508
Goodwill	10,976	10,837
Intangible assets, net	271	326
Other assets	3,381	3,265
Total assets	$79,777	$78,725
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$221	$227
Funds payable and amounts due to customers	40,923	39,671
Accrued expenses and other current liabilities	3,906	5,592
Total current liabilities	45,050	45,490
Other long-term liabilities	3,230	2,939
Long-term debt	11,296	9,879
Total liabilities	59,576	58,308
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 960 and 993 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 378 and 337 shares as of June 30, 2025 and December 31, 2024, respectively	(30,111)	(27,085)
Additional paid-in-capital	21,136	20,705
Retained earnings	29,915	27,347
Accumulated other comprehensive income (loss)	(739)	(550)
Total equity	20,201	20,417
Total liabilities and equity	$79,777	$78,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$8,288	$7,885	$16,079	$15,584
Operating expenses:
Transaction expense	3,968	3,942	7,672	7,859
Transaction and credit losses	476	335	847	656
Customer support and operations	413	436	811	890
Sales and marketing	583	446	1,071	867
Technology and development	767	718	1,498	1,460
General and administrative	461	570	964	1,034
Restructuring and other	116	113	182	325
Total operating expenses	6,784	6,560	13,045	13,091
Operating income	1,504	1,325	3,034	2,493
Other income (expense), net	25	74	98	115
Income before income taxes	1,529	1,399	3,132	2,608
Income tax expense	268	271	584	592
Net income (loss)	$1,261	$1,128	$2,548	$2,016

Net income (loss) per share:
Basic	$1.30	$1.08	$2.61	$1.91
Diluted	$1.29	$1.08	$2.58	$1.90

Weighted average shares:
Basic	969	1,042	977	1,053
Diluted	977	1,047	988	1,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
	(Unaudited)
Net income (loss)	$1,261	$1,128	$2,548	$2,016
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”), net	162	(126)	289	(287)
Tax (expense) benefit on foreign CTA, net	(34)	1	(59)	19
Net investment hedges CTA gains, net	—	100	—	199
Tax expense on net investment hedges CTA gains, net	—	(24)	—	(47)
Unrealized (losses) gains on cash flow hedges, net	(248)	3	(424)	99
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	11	—	20	(5)
Unrealized (losses) gains on available-for-sale debt securities, net	(11)	15	(20)	98
Tax benefit (expense) on unrealized (losses) gains on available-for-sale debt securities, net	3	(3)	5	(23)
Other comprehensive income (loss), net of tax	(117)	(34)	(189)	53
Comprehensive income (loss)	$1,144	$1,094	$2,359	$2,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	1,287	1,287
Foreign CTA, net	—	—	—	127	—	127
Tax expense on foreign CTA, net	—	—	—	(25)	—	(25)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	9	—	9
Unrealized losses on available-for-sale debt securities, net	—	—	—	(9)	—	(9)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(171)	—	—	(171)
Common stock repurchased	(19)	(1,512)	—	—	—	(1,512)
Stock-based compensation	—	—	285	—	—	285
Balances at March 31, 2025	979	$(28,597)	$20,819	$(622)	$28,654	$20,254
Net income	—	—	—	—	1,261	1,261
Foreign CTA, net	—	—	—	162	—	162
Tax expense on foreign CTA, net	—	—	—	(34)	—	(34)
Unrealized losses on cash flow hedges, net	—	—	—	(248)	—	(248)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	11	—	11
Unrealized losses on available-for-sale debt securities, net	—	—	—	(11)	—	(11)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	3	—	3
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(2)	—	—	(2)
Common stock repurchased	(22)	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	319	—	—	319
Balances at June 30, 2025	960	$(30,111)	$21,136	$(739)	$29,915	$20,201

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	888	888
Foreign CTA, net	—	—	—	(161)	—	(161)
Tax benefit on foreign CTA, net	—	—	—	18	—	18
Net investment hedges CTA gains, net	—	—	—	99	—	99
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	96	—	96
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	(5)
Unrealized gains on available-for-sale-debt securities, net	—	—	—	83	—	83
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(20)	—	(20)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(193)	—	—	(193)
Common stock repurchased	(25)	(1,511)	—	—	—	(1,511)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	376	—	—	376
Balances at March 31, 2024	1,053	$(22,552)	$19,825	$(659)	$24,088	$20,702
Net income	—	—	—	—	1,128	1,128
Foreign CTA, net	—	—	—	(126)	—	(126)
Tax benefit on foreign CTA, net	—	—	—	1	—	1
Net investment hedges CTA gains, net	—	—	—	100	—	100
Tax expense on net investment hedges CTA gains, net	—	—	—	(24)	—	(24)
Unrealized gains on cash flow hedges, net	—	—	—	3	—	3
Unrealized gains on available-for-sale debt securities, net	—	—	—	15	—	15
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	13	—	—	13
Common stock repurchased	(24)	(1,516)	—	—	—	(1,516)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	325	—	—	325
Balances at June 30, 2024	1,032	$(24,064)	$20,163	$(693)	$25,216	$20,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,548	$2,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	847	656
Depreciation and amortization	484	528
Stock-based compensation	535	663
Deferred income taxes	(89)	29
Net (gains) losses on strategic investments	(59)	55
Accretion of discounts on investments, net of amortization of premiums	(57)	(197)
Adjustments to loans and interest receivable, held for sale	52	64
Other	(297)	(42)
Originations of loans receivable, held for sale	(14,358)	(11,065)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	14,112	11,175
Changes in assets and liabilities:
Accounts receivable	(115)	82
Accounts payable	(50)	(11)
Other assets and liabilities	(1,495)	(511)
Net cash provided by operating activities	2,058	3,442
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(201)	(151)
Maturities of reverse repurchase agreements	288	151
Purchases of property and equipment	(402)	(311)
Proceeds from sales of property and equipment	3	—
Purchases and originations of loans receivable	(11,490)	(9,961)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	11,210	9,760
Purchases of investments	(11,564)	(16,004)
Maturities and sales of investments	11,595	14,241
Funds receivable	(2,785)	(1,367)
Collateral posted related to derivative instruments, net	(316)	75
Other	(15)	—
Net cash used in investing activities	(3,677)	(3,567)
Cash flows from financing activities:
Borrowings from repurchase agreements	405	190
Repayments of repurchase agreements	(405)	(190)
Proceeds from issuance of common stock	74	55
Purchases of treasury stock	(3,051)	(3,002)
Tax withholdings related to net share settlements of equity awards	(249)	(230)
Borrowings under financing arrangements	1,491	1,414
Repayments under financing arrangements	(1,207)	(411)
Funds payable and amounts due to customers	913	(38)
Collateral received related to derivative instruments and reverse repurchase agreements, net	(145)	70
Other	(6)	(20)
Net cash used in financing activities	(2,180)	(2,162)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Six Months Ended June 30,
	2025	2024
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	289	(89)
Net change in cash, cash equivalents, and restricted cash	(3,510)	(2,376)
Cash, cash equivalents, and restricted cash at beginning of period	22,490	21,834
Cash, cash equivalents, and restricted cash at end of period	$18,980	$19,458

Supplemental cash flow disclosures:
Cash paid for interest	$191	$166
Cash paid for income taxes, net	$837	$822

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$6,688	$7,801
Short-term investments	—	3
Funds receivable and customer accounts	12,292	11,654
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$18,980	$19,458

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of June 30, 2025 and December 31, 2024, no VIEs qualified for consolidation as the structures of these entities do not provide us with the ability to direct activities that would significantly impact their economic performance. As of June 30, 2025 and December 31, 2024, the carrying value of our investments in nonconsolidated VIEs was $190 million and $187 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. The investments in nonconsolidated VIEs are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities. Our maximum exposure to loss related to our nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both June 30, 2025 and December 31, 2024.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 4, 2025.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2025.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments and are primarily comprised of bank deposits, PayPal USD stablecoin (“PYUSD”), money market funds and debt securities with original maturities of three months or less when purchased. PYUSD is a stablecoin pegged to the U.S. dollar and fully backed by U.S. dollar deposits, U.S. treasuries, and similar cash equivalents. Each token of PYUSD held by PayPal represents a contractual right to redeem with the third-party issuer of PYUSD for one U.S. dollar.

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

In January 2025, the SEC released Staff Accounting Bulletin (“SAB”) No. 122 rescinding SAB No. 121, which required an entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding asset and required disclosures related to the entity’s safeguarding obligations. SAB No. 122 is effective for annual periods beginning after December 15, 2024 and is required to be applied on a fully retrospective basis, with early adoption permitted. We adopted this guidance as of March 31, 2025 and derecognized the crypto asset safeguarding liability and corresponding safeguarding asset on our condensed consolidated balance sheet as of December 31, 2024. Additionally, we derecognized the associated deferred tax asset and liability as of December 31, 2024. The adoption of this guidance did not impact our condensed consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity or cash flows.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the effects of the changes on the presentation of our condensed consolidated balance sheet:

	December 31, 2024
	(In millions)
	As Previously Reported (1)	Adjustments	As Adjusted

Total assets(2)	$81,611	$(2,886)	$78,725
Total liabilities(2)	$61,194	$(2,886)	$58,308
(1) As reported in our 2024 Form 10-K filed with the SEC on February 4, 2025.
(2) Financial statement lines impacted within total assets and total liabilities were “prepaid expenses and other current assets” and “accrued expenses and other current liabilities”, respectively.

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our condensed consolidated balance sheets and were $193 million and $207 million as of June 30, 2025 and December 31, 2024, respectively.

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Primary geographical markets
U.S.	$4,709	$4,550	$9,172	$9,017
Other countries(1)	3,579	3,335	6,907	6,567
Total net revenues(2)	$8,288	$7,885	$16,079	$15,584

Revenue category
Transaction revenues	$7,441	$7,153	$14,457	$14,187
Revenues from other value added services	847	732	1,622	1,397
Total net revenues(2)	$8,288	$7,885	$16,079	$15,584
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $506 million and $520 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 billion and $988 million for the six months ended June 30, 2025 and 2024, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable, held for sale, hedging gains or losses, and interest earned and gains or losses on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,261	$1,128	$2,548	$2,016
Denominator:
Weighted average shares of common stock - basic	969	1,042	977	1,053
Dilutive effect of equity incentive awards	8	5	11	7
Weighted average shares of common stock - diluted	977	1,047	988	1,060
Net income (loss) per share:
Basic	$1.30	$1.08	$2.61	$1.91
Diluted	$1.29	$1.08	$2.58	$1.90
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	14	12	8	14

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

In the second quarter of 2025, we completed an acquisition with a total purchase price of $19 million, consisting of cash consideration, which was accounted for as a business combination. There were no acquisitions accounted for as business combinations in the six months ended June 30, 2024.

There were no divestitures completed in the six months ended June 30, 2025 and 2024.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2025:

	December 31, 2024	Goodwill Acquired	Adjustments	June 30, 2025
	(In millions)
Total goodwill	$10,837	$7	$132	$10,976

The adjustments to goodwill during the six months ended June 30, 2025 pertained to foreign currency translation adjustments.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$889	$(682)	$207	$854	$(601)	$253
Marketing related	65	(48)	17	60	(38)	22
Developed technologies	9	(1)	8	—	—	—
All other	186	(147)	39	182	(131)	51
Intangible assets, net	$1,149	$(878)	$271	$1,096	$(770)	$326
(1) Excludes intangible assets which have been fully amortized, but are still in use.

Amortization expense for intangible assets was $48 million and $52 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $95 million and $108 million for the six months ended June 30, 2025 and 2024, respectively.

Expected future intangible asset amortization as of June 30, 2025 was as follows (in millions):

Fiscal years:
Remaining 2025	$68
2026	96
2027	61
2028	46
Total	$271

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Operating lease expense	$40	$39	$81	$76
Finance lease expense - amortization of right-of-use (“ROU”) lease assets	4	1	$8	$1
Sublease income	(2)	(3)	(4)	(6)
Total lease expense, net	$42	$37	$85	$71

Supplemental cash flow information related to leases during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$42	$88	$85
Financing cash flows from finance leases	$4	$20	$6	$20
ROU lease assets obtained in exchange for new operating lease liabilities	$—	$134	$5	$277
ROU lease assets obtained in exchange for new finance lease liabilities	$—	$39	$—	$55

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025		December 31, 2024
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$546	$64	$599	$73
Current lease liabilities	136	5	135	5
Long-term lease liabilities	565	11	629	18
Total lease liabilities	$701	$16	$764	$23
Weighted-average remaining lease term	5.5 years	3.9 years	5.9 years	4.4 years
Weighted-average discount rate	4%	5%	4%	5%

Future minimum lease payments for our leases as of June 30, 2025 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2025	$76	$2
2026	176	6
2027	156	6
2028	103	4
2029	89	—
Thereafter	199	—
Total	$799	$18
Less: present value discount	(98)	(2)
Lease liability	$701	$16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

As of June 30, 2025, we have additional operating leases, primarily for offices, which will commence in the third quarter of 2025 or later with minimum lease payments aggregating to $58 million and lease terms ranging from three to ten years. As of June 30, 2025, we did not have any additional finance leases which have not yet commenced.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(29)	$5	$(936)	$313	$25	$(622)
Other comprehensive income (loss) before reclassifications	(318)	(10)	162	—	(20)	(186)
Less: Amount of net gains (losses) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	(70)	1	—	—	—	(69)
Net current period other comprehensive income (loss)	(248)	(11)	162	—	(20)	(117)
Ending balance	$(277)	$(6)	$(774)	$313	$5	$(739)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$40	$(51)	$(935)	$290	$(3)	$(659)
Other comprehensive income (loss) before reclassifications	25	16	(126)	100	(26)	(11)
Less: Amount of net gains (losses) reclassified from AOCI	22	1	—	—	—	23
Net current period other comprehensive income (loss)	3	15	(126)	100	(26)	(34)
Ending balance	$43	$(36)	$(1,061)	$390	$(29)	$(693)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(1,063)	$313	$39	$(550)
Other comprehensive income (loss) before reclassifications	(459)	(18)	289	—	(34)	(222)
Less: Amount of net gains (losses) reclassified from AOCI	(35)	2	—	—	—	(33)
Net current period other comprehensive income (loss)	(424)	(20)	289	—	(34)	(189)
Ending balance	$(277)	$(6)	$(774)	$313	$5	$(739)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(774)	$191	$27	$(746)
Other comprehensive income (loss) before reclassifications	121	57	(287)	199	(56)	34
Less: Amount of net gains (losses) reclassified from AOCI	22	(41)	—	—	—	(19)
Net current period other comprehensive income (loss)	99	98	(287)	199	(56)	53
Ending balance	$43	$(36)	$(1,061)	$390	$(29)	$(693)

The following table provides details about reclassifications from AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$(70)	$22	$(35)	$22	Net revenues
Net gains (losses) on investments	—	1	1	(41)	Net revenues
Net gains (losses) on investments	1	—	1	—	Other income (expense), net
	(69)	23	(33)	(19)	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$(69)	$23	$(33)	$(19)	Net income (loss)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$135	$165	$280	$331
Interest expense	(114)	(93)	(217)	(179)
Net gains (losses) on strategic investments	11	(6)	59	(55)
Other	(7)	8	(24)	18
Other income (expense), net	$25	$74	$98	$115

NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$6,688	$6,662
Funds receivable and customer accounts:
Cash and cash equivalents(1)	$12,292	$15,828
Time deposits	123	15
Available-for-sale debt securities	16,370	14,551
Funds receivable	10,138	7,277
Total funds receivable and customer accounts	$38,923	$37,671
Short-term investments:
Time deposits	$110	$107
Available-for-sale debt securities	3,210	4,154
Restricted cash	—	1
Total short-term investments	$3,320	$4,262
Long-term investments:
Time deposits	$17	$22
Available-for-sale debt securities	2,052	3,002
Strategic investments	1,576	1,559
Total long-term investments	$3,645	$4,583
(1) Includes $265 million and $149 million of available-for-sale debt securities with original maturities of three months or less as of June 30, 2025 and December 31, 2024, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2025 and December 31, 2024, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2025(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,438	$2	$—	$4,440
Foreign government and agency securities	76	—	—	76
Corporate debt securities	2,352	3	(1)	2,354
Mortgage-backed and asset-backed securities	4,558	5	(13)	4,550
Municipal securities	344	—	—	344
Commercial paper	3,694	1	(1)	3,694
Short-term investments:
U.S. government and agency securities	390	—	—	390
Foreign government and agency securities	143	—	—	143
Corporate debt securities	1,632	1	(1)	1,632
Mortgage-backed and asset-backed securities	832	1	(1)	832
Commercial paper	213	—	—	213
Long-term investments:
U.S. government and agency securities	230	—	—	230
Foreign government and agency securities	60	—	—	60
Corporate debt securities	736	1	(1)	736
Mortgage-backed and asset-backed securities	1,028	—	(2)	1,026
Total available-for-sale debt securities(2)	$20,726	$14	$(20)	$20,720
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $117 million and $140 million at June 30, 2025 and December 31, 2024, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2025 and December 31, 2024, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2025(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$966	$—	$—	$—	$966	$—
Foreign government and agency securities	76	—	—	—	76	—
Corporate debt securities	710	(1)	75	—	785	(1)
Mortgage-backed and asset-backed securities	3,132	(13)	124	—	3,256	(13)
Municipal securities	14	—	—	—	14	—
Commercial paper	974	(1)	—	—	974	(1)
Short-term investments:
Foreign government and agency securities	—	—	34	—	34	—
Corporate debt securities	246	(1)	10	—	256	(1)
Mortgage-backed and asset-backed securities	483	(1)	15	—	498	(1)
Commercial paper	195	—	—	—	195	—
Long-term investments:
U.S. government and agency securities	45	—	—	—	45	—
Corporate debt securities	281	(1)	10	—	291	(1)
Mortgage-backed and asset-backed securities	801	(2)	—	—	801	(2)
Total available-for-sale debt securities	$7,923	$(20)	$268	$—	$8,191	$(20)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2024(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,314	$(1)	$517	$(1)	$1,831	$(2)
Foreign government and agency securities	57	—	—	—	57	—
Corporate debt securities	105	—	50	—	155	—
Mortgage-backed and asset-backed securities	1,673	(5)	2	—	1,675	(5)
Municipal securities	29	—	36	—	65	—
Commercial paper	275	—	—	—	275	—
Short-term investments:
U.S. government and agency securities	—	—	186	(2)	186	(2)
Corporate debt securities	618	(2)	90	—	708	(2)
Mortgage-backed and asset-backed securities	250	—	18	—	268	—
Commercial paper	218	—	—	—	218	—
Long-term investments:
U.S. government and agency securities	50	—	—	—	50	—
Foreign government and agency securities	90	—	34	(1)	124	(1)
Corporate debt securities	347	(1)	9	(1)	356	(2)
Mortgage-backed and asset-backed securities	610	(1)	—	—	610	(1)
Total available-for-sale debt securities	$5,636	$(10)	$942	$(5)	$6,578	$(15)
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

The table below presents cash inflows related to available-for-sale debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$7,069	$8,985	$12,541	$20,237

During the three and six months ended June 30, 2025 and the three months ended June 30, 2024, we incurred gross realized losses and gains which were de minimis. During the six months ended June 30, 2024, we incurred gross realized losses of $42 million. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2025
	Amortized Cost	Fair Value
	(In millions)
One year or less	$10,994	$10,995
After one year through five years	3,988	3,993
After five years through ten years	2,681	2,680
After ten years	3,063	3,052
Total	$20,726	$20,720

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

Supplemental cash flow information related to investments

Non-cash investing transactions that were not reflected in the condensed consolidated statement of cash flows for the six months ended June 30, 2025 and 2024 include the purchase of investments, net of sales, of $29 million and $126 million, respectively, that have not yet settled.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $14 million and $23 million as of June 30, 2025 and December 31, 2024, respectively.

Our non-marketable equity securities are recorded as long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.6 billion and $1.5 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, we had non-marketable equity securities of $203 million and $200 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Carrying amount, beginning of period	$1,413	$1,624	$1,336	$1,631
Adjustments related to non-marketable equity securities:
Net (reductions) additions(1)	(76)	25	(54)	65
Gross unrealized gains	28	3	83	3
Gross unrealized losses and impairments	(6)	(17)	(6)	(64)
Carrying amount, end of period	$1,359	$1,635	$1,359	$1,635
(1) Net (reductions) additions include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
	(In millions)
Cumulative gross unrealized gains	$975	$1,187
Cumulative gross unrealized losses and impairments	$(445)	$(562)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net unrealized gains (losses)	$20	$(19)	$68	$(70)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$14	$14	$—
Short-term investments(2),(5):
U.S. government and agency securities	390	—	390
Foreign government and agency securities	143	—	143
Corporate debt securities	1,632	—	1,632
Mortgage-backed and asset-backed securities	832	—	832
Commercial paper	213	—	213
Total short-term investments	3,210	—	3,210
Funds receivable and customer accounts(3):
U.S. government and agency securities	4,440	—	4,440
Foreign government and agency securities	640	—	640
Corporate debt securities	2,933	—	2,933
Mortgage-backed and asset-backed securities	4,550	—	4,550
Municipal securities	344	—	344
Commercial paper	3,728	—	3,728
Total funds receivable and customer accounts	16,635	—	16,635
Derivatives(4)	61	—	61
Long-term investments(2),(5):
U.S. government and agency securities	230	—	230
Foreign government and agency securities	60	—	60
Corporate debt securities	736	—	736
Mortgage-backed and asset-backed securities	1,026	—	1,026
Marketable equity securities	14	14	—
Total long-term investments	2,066	14	2,052
Total financial assets	$21,986	$28	$21,958
Liabilities:
Derivatives(4)	$404	$—	$404
Total financial liabilities	$404	$—	$404
(1) Excludes cash and cash equivalents of $6.7 billion not measured and recorded at fair value.
(2) Excludes time deposits of $127 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $22.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
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
(1) Excludes cash and cash equivalents of $6.6 billion not measured and recorded at fair value.
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

As of June 30, 2025 and December 31, 2024, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$1,180	$1,177	$566	$564

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Funds receivable and customer accounts	$61	$(8)	$92	$(15)

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of June 30, 2025 and December 31, 2024 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively:

	June 30, 2025	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$817	$817	$—
Non-marketable equity securities measured using the Measurement Alternative(1)	221	221	—
Total	$1,038	$1,038	$—
(1) Excludes non-marketable equity securities of $1.1 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2025.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We measure loans and interest receivable, held for sale using observable inputs, such as the most recent executed prices for comparable loans sold to a global investment firm as a part of a multi-year agreement to sell certain loans receivable. Accordingly, loans and interest receivable, held for sale are classified within Level 2 in the fair value hierarchy. Refer to “Note 11—Loans and Interest Receivable” for additional information on loans and interest receivable, held for sale.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash and certain cash equivalents, restricted cash, time deposits, reverse repurchase agreements, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.2 billion as of June 30, 2025. Our term debt (including current portion) had a carrying value of approximately $10.5 billion and fair value of approximately $9.8 billion as of December 31, 2024. If these financial instruments were measured at fair value in the financial statements, cash and certain cash equivalents would be classified as Level 1; restricted cash, time deposits, reverse repurchase agreements, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2025, we estimated that $277 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2025 and 2024, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of June 30, 2025 and December 31, 2024 was as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as hedging instruments	Other current assets	$10	$157
Foreign exchange contracts not designated as hedging instruments	Other current assets	51	86
Total derivative assets		$61	$243

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$288	$10
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	116	27
Total derivative liabilities		$404	$37

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,
	2025		2024
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$8,288	$25	$7,885	$74

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(70)	—	22	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	—	—	21
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	(152)	—	(16)
Total net gains (losses)	$(70)	$(152)	$22	$5

	Six Months Ended June 30,
	2025		2024
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$16,079	$98	$15,584	$115

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(35)	—	22	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	—	—	41
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	(235)	—	5
Total net gains (losses)	$(35)	$(235)	$22	$46

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$(318)	$25	$(459)	$121
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	—	100	—	199
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$(318)	$125	$(459)	$320
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

	June 30, 2025	December 31, 2024
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,203	$3,942
Foreign exchange contracts not designated as hedging instruments	10,858	13,317
Total	$17,061	$17,259

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

The following tables present the derivative assets, derivative liabilities, and reverse repurchase agreements not offset on the condensed consolidated balance sheets but available for offset in the event of default. The tables also present the cash and non-cash collateral received or pledged relating to these positions. The amount of collateral presented is limited to the amount presented on our condensed consolidated balance sheets; therefore, instances of over-collateralization are excluded from the table below.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Amounts Not Offset on the Condensed Consolidated Balance Sheet
	Amounts Presented on the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of June 30, 2025
Derivative assets(3)	$61	$28	$16	$17
Reverse repurchase agreements(4)	—	—	—	—
Total assets	$61	$28	$16	$17
As of December 31, 2024
Derivative assets(3)	$243	$23	$169	$51
Reverse repurchase agreements(4)	87	—	87	—
Total assets	$330	$23	$256	$51

		Amounts Not Offset on the Condensed Consolidated Balance Sheet
	Amounts Presented on the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of June 30, 2025
Derivative liabilities(3)	$404	$28	$300	$76
As of December 31, 2024
Derivative liabilities(3)	$37	$23	$7	$7
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default. For reverse repurchase positions, this includes any receivable that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty. For reverse repurchase agreements, these securities are not included in the condensed consolidated balance sheet unless the counterparty defaults.
(3) We received cash collateral from derivative counterparties totaling $17 million and $162 million as of June 30, 2025 and December 31, 2024, respectively, and securities from derivative counterparties with a fair value of nil and $30 million as of June 30, 2025 and December 31, 2024, respectively. We posted $323 million and $7 million of cash collateral as of June 30, 2025 and December 31, 2024, respectively.
(4) PayPal is permitted by contract to sell or repledge collateral relating to its reverse repurchase agreements. The fair value of this collateral was nil and $96 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, we have not sold or repledged collateral relating to reverse repurchase agreements.

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

As of June 30, 2025 and December 31, 2024, loans and interest receivable, held for sale was $817 million and $541 million, respectively. During the six months ended June 30, 2025, we derecognized loans with an unpaid balance of $11.6 billion and had net proceeds of $11.6 billion from loans and interest receivable sold in connection with the above-mentioned agreement. During the six months ended June 30, 2024, we derecognized loans with an unpaid balance of $9.7 billion and had net proceeds of $9.6 billion, from loans and interest receivable sold in connection with the above-mentioned agreement.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2025 and 2024, we purchased approximately $602 million and $217 million in consumer receivables, respectively. As of June 30, 2025 and December 31, 2024, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.8 billion and $5.4 billion, respectively, net of the participation interest sold to the partner institution of $26 million and $23 million, respectively.

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

June 30, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,627	$2,075	$630	$229	$17	$—	$5,578	96.2%
30 - 59 Days	29	38	12	6	—	—	85	1.4%
60 - 89 Days	17	18	7	3	—	—	45	0.8%
90 - 179 Days	40	22	25	5	1	—	93	1.6%
Total	$2,713	$2,153	$674	$243	$18	$—	$5,801	100%
Gross charge-offs for the six months ended June 30, 2025	$67	$1	$71	$12	$1	$—	$152

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2025 and 2024:

	June 30, 2025			June 30, 2024
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$341	$7	$348	$357	$23	$380
Provisions	117	6	123	106	10	116
Charge-offs	(143)	(9)	(152)	(165)	(13)	(178)
Recoveries	33	—	33	25	—	25
Other(1)	25	—	25	(11)	—	(11)
Ending balance	$373	$4	$377	$312	$20	$332
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at June 30, 2025 for our consumer receivable portfolio was $377 million, an increase from $348 million at December 31, 2024. The increase in allowance for credit losses was primarily attributable to growth in revolving loans in the U.K. and installment loans in Japan. In the second quarter of 2025, we updated our expected credit loss model for our revolving loans in the U.K. to reflect the utilization of average weekly earnings as a macroeconomic factor and no longer consider household disposable income and retail e-commerce sales. Additionally, we updated our expected credit loss model for certain portfolios to utilize multiple economic scenarios rather than the single scenario previously utilized. These changes did not have a material impact on our allowance for credit losses in the period.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2025 and 2024, we purchased approximately $1.0 billion and $774 million in merchant receivables, respectively. As of June 30, 2025 and December 31, 2024, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.7 billion and $1.5 billion, net of the participation interest sold to the partner institution of $59 million and $53 million, respectively.

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

June 30, 2025
(In millions, except percentages)
	2025	2024	2023	2022	2021	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,158	$311	$10	$7	$1	$6	$1,493	89.9%
30 - 59 Days	30	37	5	1	—	—	73	4.4%
60 - 89 Days	12	19	3	1	—	—	35	2.1%
90 - 179 Days	9	37	4	2	—	—	52	3.1%
180+ Days	—	5	2	1	—	—	8	0.5%
Total	$1,209	$409	$24	$12	$1	$6	$1,661	100%
Gross charge-offs for the six months ended June 30, 2025	$—	$42	$14	$2	$—	$1	$59

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

The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the six months ended June 30, 2025 and 2024:

	June 30, 2025			June 30, 2024
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$107	$6	$113	$148	$12	$160
Provisions	69	8	77	31	(1)	30
Charge-offs	(55)	(4)	(59)	(89)	(5)	(94)
Recoveries	12	—	12	14	—	14
Other(1)	4	—	4	—	—	—
Ending balance	$137	$10	$147	$104	$6	$110
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at June 30, 2025 for our merchant receivable portfolio was $147 million, an increase from $113 million at December 31, 2024. The increase in allowance for credit losses was related to a decline in credit quality of merchant loans outstanding primarily from modifications in acceptable risk parameters in 2024, which included broadened eligibility. In the second quarter of 2025, we updated our expected credit loss model for all portfolios to utilize multiple economic scenarios rather than the single scenario previously utilized. These changes did not have a material impact on our allowance for credit losses in the period.

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

In May 2024, June 2023, May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion, ¥90 billion (approximately $622 million as of June 30, 2025), $3.0 billion, $4.0 billion and $5.0 billion, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2025 and December 31, 2024, we had an outstanding aggregate principal amount of $10.9 billion and $10.6 billion, respectively, related to the Notes. The following table summarizes the Notes outstanding:

	Maturities	Effective Interest Rate	June 30, 2025	December 31, 2024
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	—	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	—	191
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	159	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	256	236

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400

March 2025 debt issuance:
Floating-rate notes	3/6/2028	5.21%	450	—
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	—
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	—
Total term debt			$10,915	$10,574

Unamortized premium (discount) and issuance costs, net			(82)	(78)
Less: current portion of term debt(2)			(159)	(1,191)
Total carrying amount of term debt			$10,674	$9,305
(1) Principal amounts represent the U.S. dollar equivalent as of June 30, 2025 and December 31, 2024, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.
The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $110 million and $208 million for the three and six months ended June 30, 2025, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $90 million and $174 million for the three and six months ended June 30, 2024, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $622 million as of June 30, 2025). As of June 30, 2025 and December 31, 2024, ¥90.0 billion (approximately $622 million) and ¥90.0 billion (approximately $574 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At June 30, 2025, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the three and six months ended June 30, 2025 and 2024, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

FUTURE PRINCIPAL PAYMENTS

As of June 30, 2025, the future principal payments associated with our term debt were as follows (in millions):

Remaining 2025	$—
2026	1,409
2027	500
2028	1,156
2029	1,500
Thereafter	6,350
Total	$10,915

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of June 30, 2025. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

The enforceable undertaking did not include a monetary penalty.

PPAU was required to deliver an Assurance Action Plan (“AAP”) under the enforceable undertaking to demonstrate that the governance and oversight arrangements following the remedial work completed by PPAU are sustainable and appropriate. The enforceable undertaking required PPAU to appoint an external auditor. The external auditor was appointed on June 22, 2023 to assess and report on the appropriateness, sustainability and efficacy of the actions to be taken under the AAP. PPAU provided the external auditor’s final report to AUSTRAC on April 16, 2024. The successful completion of the enforceable undertaking was subject to AUSTRAC’s ultimate review and decision based on the external auditor’s final report.

On July 22, 2025, AUSTRAC gave PPAU written notice of its decision with immediate effect to cancel the enforceable undertaking. This matter is now concluded.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Legal proceedings

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Section 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants filed a motion to dismiss the PPH Securities Action. On January 29, 2025, the Court dismissed all of the claims without prejudice. On March 17, 2025, the lead plaintiff filed an amended complaint.

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

As part of the agreement to sell a portion of our consumer installment receivables portfolio, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the global investment firm that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of June 30, 2025 and December 31, 2024, the current outstanding balances of the loans sold was $3.2 billion and $2.9 billion, respectively. The terms of the indemnification align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PROTECTION PROGRAMS

In addition to the protections afforded by applicable law, we provide consumers and merchants with protection programs for certain purchase transactions completed on our payments platform. Our protection programs help protect both consumers and merchants from financial loss resulting from, among other things, counterparty non-performance. These programs are designed to promote confidence on the part of both consumers, who will be reimbursed in certain circumstances, such as not receiving their purchased item in the condition significantly as described, as well as merchants, who will receive payment in certain circumstances, such as establishing proof of shipment or delivery of an item to the customer. These protection programs are considered assurance-type warranties under applicable accounting standards for which we estimate associated costs within the allowance for transaction losses. Our protection programs may result in negative customer balances when there are insufficient funds in a customer’s PayPal account to cover charges applied for merchant-related chargebacks within the scope of our protection programs. Negative customer balances can also occur from bank returns and reversals due to insufficient funding sources. The allowance for negative customer balances represents our estimate of current expected credit losses on negative customer balances.

At June 30, 2025 and December 31, 2024, the allowance for transaction losses was $89 million and $86 million, respectively. The allowance for negative customer balances was $263 million and $256 million at June 30, 2025 and December 31, 2024, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance	$305	$267	$342	$282
Provision(1)	383	259	661	519
Realized losses and charge-offs	(371)	(286)	(719)	(595)
Recoveries(2)	35	30	68	64
Ending balance	$352	$270	$352	$270
(1) Changes in estimates for the prior period provision related to the allowance for transaction losses are not material and are aggregated with current period provision.
(2) Recoveries are only relevant for the allowance for negative customer balances.

NOTE 14—STOCK REPURCHASE PROGRAMS

During the six months ended June 30, 2025, we repurchased approximately 41 million shares of our common stock for approximately $3.0 billion at an average cost of $72.45, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of June 30, 2025, a total of approximately $1.9 billion and $15.0 billion remained available for future repurchases of our common stock under our June 2022 and February 2025 stock repurchase programs, respectively.

For both the six months ended June 30, 2025 and 2024, we recorded $25 million in excise tax within treasury stock on our condensed consolidated balance sheets. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the condensed consolidated statement of cash flows until settlement.

NOTE 15—STOCK-BASED PLANS

In June 2025, our stockholders approved the authorization of an additional 15 million shares to the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is measured based on the estimated fair value of shares at the time of grant and recognized over the award’s vesting period.

The following table summarizes the impact of stock-based compensation expense on our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Customer support and operations	$53	$55	$104	$123
Sales and marketing	34	38	67	78
Technology and development	136	108	247	255
General and administrative	83	89	155	176
Restructuring and other	—	22	—	60
Total stock-based compensation expense	$306	$312	$573	$692
Capitalized as part of internal use software and website development costs	$33	$33	$68	$45
NOTE 16—INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2025 was 18% and 19%, respectively. Our effective tax rate for the three and six months ended June 30, 2024 was 19% and 23%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign income taxed at different rates, tax expense related to stock-based compensation, and other discrete tax adjustments.

The Organization for Economic Co-operation and Development (“OECD”) has published model rules, which include the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Certain countries in which we do business have enacted legislation that became effective as of January 1, 2025. Our effective tax rate for the three and six months ended June 30, 2025 includes the impact of Pillar Two minimum taxes in these jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the U.S., with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. We are in the process of evaluating the impacts of the Act to our consolidated financial statements.

Gross unrecognized tax benefits were approximately $2.4 billion and $2.3 billion as of June 30, 2025 and December 31, 2024, respectively. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. Given the number of years remaining subject to examination and the number of matters being examined, we were unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

The restructuring charges associated with the following plans were recorded in “restructuring and other” on our condensed consolidated statements of income. Accrued restructuring liabilities were included in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

Q2 2025 Plan

During the second quarter of 2025, management undertook a large-scale initiative (the “Q2 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The Q2 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud based solutions. The plan is expected to be executed over a period of 18 to 42 months with the workforce component to be substantially completed in 2027 and the technology infrastructure component to be substantially completed in 2028. The associated restructuring charges for both the three and six months ended June 30, 2025 were $95 million and included employee severance and benefits costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $90 million to $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the Q2 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. The timing of activities and cost estimates continue to be developed and are subject to change.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2025:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2025	$—
Charges	95
Accrued liability as of June 30, 2025	$95

Q1 2025 Plan

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the six months ended June 30, 2025 were $36 million and included employee severance and benefits costs, which were substantially completed as of June 30, 2025.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2025:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2025	$—
Charges	36
Payments	(35)
Accrued liability as of June 30, 2025	$1

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Q1 2024 Plan

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three and six months ended June 30, 2024 were $83 million and $258 million, and included employee severance and benefits costs and stock-based compensation expense, which were substantially completed in the fourth quarter of 2024.

OTHER

During the three and six months ended June 30, 2025, approximately $27 million and $52 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and six months ended June 30, 2024, approximately $27 million and $64 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

NOTE 18—SEGMENT INFORMATION

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages the business and evaluates operating performance based on consolidated net income. Our CODM uses consolidated net income to monitor budget versus actual results. We operate as one segment and have one reportable segment that constitutes consolidated results.

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net revenues	$8,288	$7,885	$16,079	$15,584
Less (add):
Transaction expense	3,968	3,942	7,672	7,859
Transaction losses	383	259	661	519
Credit losses	93	76	186	137
Customer support and operations(1)	413	436	811	890
Sales and marketing(1)	583	446	1,071	867
Technology and development(1)	767	718	1,498	1,460
General and administrative(1)	461	570	964	1,034
Restructuring and other	116	113	182	325
Other income (expense), net	(25)	(74)	(98)	(115)
Income tax expense	268	271	584	592
Segment net income (loss)	$1,261	$1,128	$2,548	$2,016
(1) Includes depreciation and amortization expense. For the three and six months ended June 30, 2025, total depreciation and amortization expense was $239 million and $484 million, respectively. For the three and six months ended June 30, 2024, total depreciation and amortization expense was $263 million and $528 million, respectively.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2025	2024		2025	2024
	(In millions, except percentages and per share data)
Net revenues	$8,288	$7,885	5%	$16,079	$15,584	3%
Operating expenses	6,784	6,560	3%	13,045	13,091	—%
Operating income	1,504	1,325	14%	3,034	2,493	22%
Operating margin	18%	17%	**	19%	16%	**
Other income (expense), net	25	74	(66)%	98	115	(15)%
Income tax expense	268	271	(1)%	584	592	(1)%
Effective tax rate	18%	19%	**	19%	23%	**
Net income (loss)	$1,261	$1,128	12%	$2,548	$2,016	26%
Net income (loss) per diluted share	$1.29	$1.08	20%	$2.58	$1.90	36%
Net cash provided by operating activities	$898	$1,525	(41)%	$2,058	$3,442	(40)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Net revenues increased $403 million, or 5%, in the three months ended June 30, 2025 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”) of 6% and an increase in interest and fee revenue earned on our loans receivable portfolio.

Total operating expenses increased $224 million, or 3%, in the three months ended June 30, 2025 compared to the same period of the prior year due primarily to an increase in transaction and credit losses and sales and marketing expense, partially offset by a decline in general and administrative expense.

Operating income increased $179 million, or 14%, in the three months ended June 30, 2025 compared to the same period of the prior year due to the increase in net revenues partially offset by the increase in operating expenses. Our operating margin was 18% and 17% in the three months ended June 30, 2025 and 2024, respectively, reflecting the positive impact of lower transaction expense growth rate and general and administrative expense, partially offset by higher transaction and credit losses and sales and marketing expense.

Net income increased $133 million, or 12%, in the three months ended June 30, 2025 compared to the same period of the prior year due to the previously discussed increase in operating income of $179 million, partially offset by a decline in other income (expense), net of $49 million.

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Net revenues increased $495 million, or 3%, in the six months ended June 30, 2025 compared to the same period of the prior year driven primarily by growth in TPV of 5% and an increase in interest and fee revenue earned on our loans receivable portfolio.

Total operating expenses decreased $46 million in the six months ended June 30, 2025 compared to the same period of the prior year due primarily to a decline in transaction expense and restructuring and other expenses, partially offset by an increase in sales and marketing expense and transaction and credit losses.

Operating income increased $541 million, or 22%, in the six months ended June 30, 2025 compared to the same period of the prior year due to the increase in net revenues and decline in operating expenses. Our operating margin was 19% and 16% in the six months ended June 30, 2025 and 2024, respectively, reflecting the positive impact of lower transaction expense and restructuring and other expenses, partially offset by higher transaction and credit losses and sales and marketing expense.

Net income increased $532 million, or 26%, in the six months ended June 30, 2025 compared to the same period of the prior year due to the previously discussed increase in operating income of $541 million partially offset by a decrease of $17 million in other income (expense), net.

IMPACT OF FOREIGN EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 43% and 42% of our net revenues from customers domiciled outside of the U.S. in the three and six months ended June 30, 2025 and 2024, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2024 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and six months ended June 30, 2025, year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$111	$7
Hedging impact	(70)	(35)
Favorable (unfavorable) impact to net revenues	41	(28)
(Unfavorable) favorable impact to operating expense	(50)	2
Net unfavorable impact to operating income	$(9)	$(26)

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

As our transaction revenue growth is typically correlated with TPV growth and the number of payment transactions completed on our payments platform, management uses these metrics to gain insights into the scale and strength of our payments platform, the engagement level of our customers, and underlying activity and trends which may be indicators of current and future performance. We present these key metrics to enhance investors’ evaluation of the performance of our business and operating results.

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

Net revenue analysis

The components of our net revenues for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

Transaction revenues

Transaction revenues increased $288 million, or 4%, and $270 million, or 2%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year. The increase in the three and six months ended June 30, 2025 was driven primarily by an increase in revenue from PayPal and Venmo products and services of $430 million and $600 million, respectively, which was largely driven by growth in TPV and number of payment transactions, partially offset by a decline in revenues of approximately $50 million and $250 million, respectively, from our Braintree products and services predominantly attributable to a decline in the number of payment transactions. Transaction revenues for the three and six months ended June 30, 2025 were also impacted unfavorably by net losses from hedging activities in the current periods compared to net gains in the prior periods.

As a result of our stronger focus on profitable growth and ongoing negotiations with merchants, we experienced lower volume and transaction revenue from our Braintree offerings in the first half of 2025. In the second half of 2025, we expect volume from our Braintree offerings to return to growth.

The graphs below present the respective key metrics (in millions) for the three and six months ended June 30, 2025 and 2024:
*Reflects active accounts at the end of the applicable period.

Number of payment transactions
TPV

The following table provides a summary of related metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2025	2024		2025	2024
Number of payment transactions per active account	58.3	60.9	(4)%	58.3	60.9	(4)%
Percent of cross-border TPV(1)	12%	12%	**	12%	12%	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful.

We had active accounts of 438 million and 429 million as of June 30, 2025 and 2024, respectively, an increase of 2%. Our total number of payment transactions was 6.2 billion and 6.6 billion for the three months ended June 30, 2025 and 2024, respectively, a decrease of 5%. Our total number of payment transactions was 12.3 billion for the six months ended June 30, 2025, compared to 13.1 billion in the six months ended June 30, 2024, a decrease of 6%. TPV was $444 billion and $417 billion for the three months ended June 30, 2025 and 2024, respectively, an increase of 6%. TPV was $861 billion for the six months ended June 30, 2025 compared to $821 billion in the six months ended June 30, 2024, an increase of 5%.

Transaction revenues growth was lower than the growth in TPV in the three and six months ended June 30, 2025 compared to the same periods in the prior year due primarily to changes in product mix, merchant mix and unfavorable impact from foreign exchange hedging.

Revenues from other value added services

Revenues from other value added services increased $115 million, or 16%, and $225 million, or 16%, in the three and six months ended June 30, 2025 compared to the same periods in the prior year due primarily to an increase of approximately $80 million and $150 million, respectively, in interest and fee revenue earned from our loans receivable portfolios as well as an increase of $50 million in each of those respective periods from revenue earned from an independent chartered financial institution (“partner institution”). Revenue from the partner institution is earned primarily through revenue share associated with our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2025	2024		2025	2024
	(In millions, except percentages)
Transaction expense	$3,968	$3,942	1%	$7,672	$7,859	(2)%
Transaction and credit losses	476	335	42%	847	656	29%
Customer support and operations	413	436	(5)%	811	890	(9)%
Sales and marketing	583	446	31%	1,071	867	24%
Technology and development	767	718	7%	1,498	1,460	3%
General and administrative	461	570	(19)%	964	1,034	(7)%
Restructuring and other	116	113	3%	182	325	(44)%
Total operating expenses	$6,784	$6,560	3%	$13,045	$13,091	—%
Transaction expense rate(1)	0.89%	0.95%	**	0.89%	0.96%	**
Transaction and credit loss rate(2)	0.11%	0.08%	**	0.10%	0.08%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and six months ended June 30, 2025 and 2024 was as follows (in millions):

Transaction expense increased $26 million, or 1%, and decreased $187 million, or 2%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year. The increase in transaction expense for the three months ended June 30, 2025 was primarily attributable to the increase in TPV of 6%, partially offset by favorable changes in merchant mix to lower cost merchants as well as regional mix within our Braintree products and services. The decrease in transaction expense for the six months ended June 30, 2025 compared to the same period of the prior year was primarily due to a decline in volume of Braintree products and services, which generally have higher expense rates than other products and services, and favorable changes in merchant mix and regional mix, partially offset by an increase in volume from PayPal products and services. The decline in transaction expense rate for the three and six months ended June 30, 2025 compared to the same periods of the prior year was primarily attributable to a lower proportion of TPV from Braintree products and services and changes in merchant mix and regional mix.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and fees paid to payment processors and other financial institutions. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or our consumer credit products. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs, as we generally pay lower rates for transactions funded with credit or debit cards outside the U.S. For the three months ended June 30, 2025 and 2024, approximately 38% and 36%, respectively, of TPV was generated outside of the U.S. For both the six months ended June 30, 2025 and 2024, approximately 36% of TPV was generated outside of the U.S.

Transaction and credit losses

The components of our transaction and credit losses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):
Transaction and credit losses increased $141 million, or 42%, and $191 million, or 29%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year.

Transaction losses increased $124 million, or 48%, and $142 million, or 27%, in three and six months ended June 30, 2025 compared to the same periods of the prior year. Transaction loss rate (transaction losses divided by TPV) was 0.09% and 0.08% for the three and six months ended June 30, 2025, respectively, compared to 0.06% for both the three and six months ended June 30, 2024. The increase in transaction losses and the associated transaction loss rate in the three and six months ended June 30, 2025 compared to the same periods of the prior year was primarily due to an increase in losses driven by fraud incidents from our PayPal products and services and, to a lesser extent, from our Venmo products and services.

Credit losses increased $17 million and $49 million in the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year. The components of credit losses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net charge-offs(1)	$75	$91	$153	$214
Reserve build (release)(2)	18	(15)	33	(77)
Credit losses	$93	$76	$186	$137
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

Credit losses in the three and six months ended June 30, 2025 were primarily attributable to loan originations during the period. Credit losses in the three and six months ended June 30, 2024 were attributable to loan originations partially offset by improvement in the credit quality of loans outstanding.

Consumer loan portfolio

In June 2023, we entered into a multi-year agreement with a global investment firm to sell United Kingdom (“U.K.”) and other European buy now, pay later loan receivables, consisting of eligible loans and interest receivables, including a forward-flow arrangement for the sale of future originations of eligible loans over a 24-month commitment period (collectively, “eligible consumer installment receivables”). In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. As of June 30, 2025 and 2024, loans and interest receivable, held for sale was $817 million and $369 million, respectively.

The consumer loans and interest receivable balance as of June 30, 2025 and 2024 was $5.8 billion and $4.6 billion, respectively, net of participation interest sold, representing an increase of 27%. The increase was driven primarily by growth of approximately $590 million and $290 million in our installment credit products driven by growth in Japan and the U.S., respectively, and growth of approximately $370 million in our revolving credit product in the U.K.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2025	2024
Percent of consumer loans and interest receivable current	96.2%	96.1%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.6%	1.7%
Net charge-off rate(2)	3.6%	5.2%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended June 30, 2025 and 2024, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the three and six months ended June 30, 2025.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of June 30, 2025 and 2024 was $1.7 billion and $1.2 billion, respectively, reflecting an increase of 41%. The increase was due primarily to growth of approximately $260 million in our PayPal Working Capital product portfolio, primarily from Germany, the U.S., and the U.K. and growth of approximately $230 million in our PayPal Business Loans (“PPBL”) product in the U.S.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	June 30,
	2025	2024
Percent of merchant loans, advances, and interest and fees receivable current	89.9%	89.6%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	3.6%	3.9%
Net charge-off rate(2)	6.1%	10.7%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended June 30, 2025 and 2024, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

The decrease in net charge-off rate for merchant receivables at June 30, 2025 as compared to June 30, 2024 was due primarily to the improvement in the credit quality of PPBL loans receivable.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the three and six months ended June 30, 2025.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):
Customer support and operations expenses decreased $23 million, or 5%, and $79 million, or 9%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year. The decline in the three and six months ended June 30, 2025 was due primarily to a decline in employee-related costs, and to a lesser extent, a decline in software expenses.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

Sales and marketing expenses increased $137 million, or 31%, and $204 million, or 24%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year due primarily to higher spend of approximately $150 million and $240 million, respectively, on marketing and brand advertising, including our PayPal Everywhere and Venmo Everything advertising campaigns, partially offset by lower employee-related costs.

Technology and development

Technology and development expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):
Technology and development expenses increased $49 million, or 7%, and $38 million, or 3%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year. The increase in technology and development expenses in the three months ended June 30, 2025 was primarily due to increases in employee-related costs, contractor and consultant costs, and software maintenance costs, partially offset by a decline in depreciation expense. The increase in technology and development expenses in the six months ended June 30, 2025 was driven by increases in contractor and consultant costs, software maintenance costs, and costs from cloud computing services utilized in delivering our products and services, partially offset by a decline in depreciation and amortization expense.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):
General and administrative expenses decreased $109 million, or 19%, and $70 million, or 7%, in the three and six months ended June 30, 2025 compared to the same periods of the prior year due primarily to a decline in indirect tax expense of approximately $80 million and $60 million, respectively, a contingency reserve in the prior periods for which there was no similar activity in the current periods, and a decline in employee-related expenses. The decline in the six months ended June 30, 2025 was partially offset by increases in professional services expense, costs associated with enterprise software services and facilities expense.

Restructuring and other

Restructuring and other for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

Restructuring and other increased $3 million and decreased $143 million in the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year. The decline in the six months ended June 30, 2025 was due primarily to a decline in restructuring charges compared to the prior period.

During the second quarter of 2025, management undertook a large-scale initiative (the “Q2 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The Q2 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud-based solutions. The plan is expected to be executed over a period of 18 to 42 months with the workforce component to be substantially completed in 2027 and the technology infrastructure component to be substantially completed in 2028. The associated restructuring charges during both the three and six months ended June 30, 2025 were $95 million and included employee severance and benefits costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $90 million to $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the Q2 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. We expect annualized cost savings of approximately $280 million associated with the impacted workforce, including stock-based compensation, and operational costs for our technology infrastructure. We expect that these cost savings will begin to occur upon the completion of the components of the Q2 2025 Plan and also expect to reinvest a portion of the reduction in annual costs to drive business priorities. The timing of activities, cost, and savings estimates continue to be developed and are subject to change.

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the six months ended June 30, 2025 were $36 million and included employee severance and benefits costs, which were substantially completed as of June 30, 2025. We do not anticipate cost savings in conjunction with this reduction.

For information on the associated restructuring liabilities, see “Note 17—Restructuring and Other” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the first quarter of 2024, management initiated a global workforce reduction intended to streamline operations, focus resources on core strategic priorities, and improve our cost structure. The associated restructuring charges during the three and six months ended June 30, 2024 were $83 million and $258 million, respectively, and included employee severance and benefits costs and stock-based compensation expense, which were substantially completed in the fourth quarter of 2024.

During the three and six months ended June 30, 2025, approximately $27 million and $52 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and six months ended June 30, 2024, approximately $27 million and $64 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net decreased $49 million and $17 million in the three and six months ended June 30, 2025 compared to the same periods of the prior year due primarily to a decline of approximately $30 million and $50 million, respectively, in interest income resulting from lower average cash balances year over year, an increase in interest expense due to incremental expense from the March 2025 and May 2024 debt issuances, and foreign exchange losses in the current periods compared to foreign exchange gains in the prior periods. These items unfavorably impacting other income (expense) were partially offset by net gains on strategic investments in the current periods compared to net losses and impairments in the prior periods, which contributed increases of approximately $20 million and $115 million year over year.

Income tax expense

Our effective income tax rate was 18% and 19% for the three months ended June 30, 2025 and 2024, respectively, and 19% and 23% for the six months ended June 30, 2025 and 2024, respectively. The decrease in our effective income tax rate for the three and six months ended June 30, 2025 compared to the same periods of the prior year was due primarily to discrete tax adjustments including tax effects of stock-based compensation partially offset by the impact of foreign income taxed at different rates.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$12,077	$13,947
(1) Excludes assets related to funds receivable and customer accounts of $38.9 billion and $37.7 billion at June 30, 2025 and December 31, 2024, respectively.
(2) Excludes total restricted cash of nil and $1 million at June 30, 2025 and December 31, 2024, respectively, and strategic investments of $1.6 billion at both June 30, 2025 and December 31, 2024.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.8 billion and $8.5 billion at June 30, 2025 and December 31, 2024, or 56% and 61% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2024, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$2,058	$3,442
Investing activities	(3,677)	(3,567)
Financing activities	(2,180)	(2,162)
Effect of exchange rates on cash, cash equivalents, and restricted cash	289	(89)
Net change in cash, cash equivalents, and restricted cash	$(3,510)	$(2,376)

Operating activities

Net cash provided by operating activities declined $1.4 billion in the six months ended June 30, 2025 compared to the same period of the prior year due primarily to changes in working capital of approximately $1.2 billion driven primarily by an increase in current assets and a decline in current liabilities and an increase of approximately $360 million in originations of loans and interest receivable held for sale, net of sales and repayments, partially offset by an increase in operating income of approximately $540 million.

In the six months ended June 30, 2025 and 2024, cash paid for income taxes, net was $837 million and $822 million, respectively.

Investing activities

Net cash used in investing activities increased $110 million in the six months ended June 30, 2025 compared to the same period of the prior year due primarily to changes related to funds receivable of approximately $1.4 billion and an increase in collateral posted of approximately $390 million, partially offset by a decline of approximately $1.8 billion in purchases of investments, net of maturities and sales.

Financing activities

Net cash used in financing activities increased $18 million in the six months ended June 30, 2025 compared to the same period of the prior year due primarily to an increase of approximately $720 million in repayments, net of borrowings under financing arrangements and a decline in collateral received of approximately $220 million, partially offset by an increase of approximately $950 million from changes related to funds payable and amounts due to customers.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a positive impact of $289 million and a negative impact of $89 million on cash, cash equivalents, and restricted cash for the six months ended June 30, 2025 and 2024, respectively. The positive impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Euro and Australian dollar. The negative impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2024 was due primarily to the unfavorable impact of fluctuations in the exchange rate of the U.S. dollar to the Australian dollar and the British pound, and to a lesser extent, the Euro and Japanese yen.

Available credit and debt

In March 2025, we issued fixed rate and floating rate notes with varying maturity dates for an aggregate principal amount of $1.5 billion. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of June 30, 2025, we had an aggregate principal amount of $10.9 billion in debt outstanding with varying maturity dates.

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

Credit ratings

As of June 30, 2025, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of June 30, 2025 and December 31, 2024, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

In June 2023, we entered into a multi-year agreement with a global investment firm to sell our eligible consumer installment receivables portfolio. In December 2024, this agreement was amended and restated to extend the commitment period to December 2026 and to increase the maximum balance of loans that can be sold at a time. During the six months ended June 30, 2025 and 2024, we had net proceeds of $11.6 billion and $9.6 billion, respectively, from loans and interest receivable sold in connection with this agreement. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.06% and 0.09% of TPV. Historical loss rates may not be indicative of future results.

Stock repurchases

During the six months ended June 30, 2025, we repurchased approximately $3.0 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of June 30, 2025, a total of approximately $1.9 billion and $15.0 billion remained available for future repurchases of our common stock under our June 2022 and February 2025 stock repurchase programs, respectively.

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

As of June 30, 2025 and December 31, 2024, approximately 55% and 48%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $146 million and $101 million at June 30, 2025 and December 31, 2024, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of June 30, 2025 and December 31, 2024, we had an aggregate principal amount of $10.5 billion and $10.6 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates. As of June 30, 2025, we had an aggregate principal amount of $450 million in floating rate debt with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the three and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2025 and December 31, 2024, ¥90.0 billion (approximately $622 million) and ¥90.0 billion (approximately $574 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the three and six months ended June 30, 2025. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

FOREIGN EXCHANGE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, which subject us to foreign exchange risk and may adversely impact our financial results. We transact in various foreign currencies and have significant international revenues and expenses. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

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

If the U.S. dollar weakened by a hypothetical 10% at June 30, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $469 million and $380 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $421 million and $470 million at June 30, 2025 and December 31, 2024, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of June 30, 2025 would have positively impacted income before income taxes by approximately $355 million, resulting in a net negative impact of approximately $66 million. Foreign exchange contracts in place as of December 31, 2024 would have positively impacted income before income taxes by approximately $445 million, resulting in a net negative impact of approximately $25 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of both June 30, 2025 and December 31, 2024, our strategic investments totaled $1.6 billion and represented approximately 12% and 10% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2025, which could be experienced in the near term, would have resulted in a decrease of approximately $158 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of June 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York State Department of Financial Services as a virtual currency business, which does not qualify us to engage in securities brokerage or dealing activities. The regulatory status of particular cryptocurrencies is unclear under existing law. The evolving legislative and regulatory landscapes with respect to cryptocurrency other than stablecoins may subject us to additional licensing and regulatory obligations or to inquiries or investigations from various regulators and governmental authorities, and require us to make product changes, restrict or discontinue product offerings in certain markets, implement additional and potentially costly controls, or take other actions.

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”), which is available to PayPal U.S. customers and Venmo customers. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world. Recently enacted U.S. federal stablecoin legislation provides a regulatory framework that is in the process of being implemented. While PYUSD is designed to comply with this U.S. framework, there remain uncertainties on how ongoing changes to international laws and regulations will apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs to operationalize and comply with any additional or changed requirement. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, penalties, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny or PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

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

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our condensed consolidated financial statements, and other matters. We expect that the number and significance of these disputes and inquiries will continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology, and as a result of expanded enforcement of certain existing laws and regulations by federal, state and local agencies. For example, there continues to be enforcement activity in connection with federal and state consumer protection laws, including suits which seek civil penalties. Investigations, changes in, or expanded enforcement of federal, state or local laws and regulations, and legal proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, substantial diversion of management’s time and effort, negative publicity, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices or customer agreement terms in ways that may increase costs or reduce revenues, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenues and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. In certain markets, cross-border trade represents our primary (and in some instances our only) offerings. Cross-border trade may be negatively impacted by various factors including foreign exchange rate fluctuations, changes in or new tariffs, trade wars, barriers or restrictions, or threats of such actions, or the related uncertainty thereof, sanctions, import or export controls, and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs or uncertainty of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Our international operations subject us to increased risks, which could harm our business.

Our international operations generate a significant portion of our net revenues. Our international operations subject us to significant challenges, uncertainties, and risks, including, but not limited to, local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including effectively localizing our products and services and adapting them to local preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and in light of varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in recruiting and retaining qualified employees and maintaining our company culture; fluctuations in foreign exchange rates; exchange control regulations; profit repatriation restrictions; changes in or new tariffs, sanctions, fines, or other trade barriers or restrictions and the related uncertainty thereof; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability. In addition, some countries have enacted or are considering data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could significantly increase our operating costs.

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

The stock repurchase activity under our stock repurchase programs during the three months ended June 30, 2025 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2025				$18,356
April 1, 2025 through April 30, 2025	8.3	$62.24	8.3	17,839
May 1, 2025 through May 31, 2025	7.3	$70.57	7.3	17,322
June 1, 2025 through June 30, 2025	6.5	$72.39	6.5	16,855
Balance as of June 30, 2025	22.1		22.1	$16,855
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01+	PayPal Holdings, Inc. 2015 Incentive Award Plan, as Amended and Restated	8-K	6/9/2025	-
10.02†
Deed of Amendment and Restatement in relation to the amendment and restatement of the Receivables Purchase Agreement and the amendment of the Receivables Management Agreement, dated as of May 12, 2025 and Amended and Restated Receivables Purchase Agreement dated as of June 16, 2023 (as amended and restated on October 13, 2023, as further amended on November 14, 2023, December 12, 2023, and September 17, 2024, and as further amended and restated on December 12, 2024 and May 12, 2025), by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), PayPal UK Ltd (as Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services Limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)
		-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X

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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	July 29, 2025	By:	/s/ Alex Chriss
Alex Chriss
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	July 29, 2025	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial and Operating Officer

Principal Accounting Officer:

Date:	July 29, 2025	By:	/s/ Christopher Natali
Christopher Natali
Vice President, Chief Accounting Officer

