Form 10-Q
period 2025-09-30
PayPal Holdings, Inc.
filed 2025-10-28
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
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
Yes ☐ No  ☒
As of October 22, 2025, there were 935,651,953 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,995	$6,662
Short-term investments	1,760	4,262
Accounts receivable, net	973	984
Loans and interest receivable, held for sale	1,404	541
Loans and interest receivable, net of allowances of $515 and $461 as of September 30, 2025 and December 31, 2024, respectively	6,396	6,422
Funds receivable and customer accounts	38,668	37,671
Prepaid expenses and other current assets	1,980	1,664
Total current assets	60,176	58,206
Long-term investments	3,601	4,583
Property and equipment, net	1,656	1,508
Goodwill	10,941	10,837
Intangible assets, net	226	326
Other assets	3,201	3,265
Total assets	$79,801	$78,725
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208	$227
Funds payable and amounts due to customers	40,668	39,671
Accrued expenses and other current liabilities	4,048	5,592
Total current liabilities	44,924	45,490
Other long-term liabilities	3,403	2,939
Long-term debt	11,276	9,879
Total liabilities	59,603	58,308
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 941 and 993 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 400 and 337 shares as of September 30, 2025 and December 31, 2024, respectively	(31,624)	(27,085)
Additional paid-in-capital	21,359	20,705
Retained earnings	31,163	27,347
Accumulated other comprehensive income (loss)	(700)	(550)
Total equity	20,198	20,417
Total liabilities and equity	$79,801	$78,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$8,417	$7,847	$24,496	$23,431
Operating expenses:
Transaction expense	4,063	3,841	11,735	11,700
Transaction and credit losses	483	352	1,330	1,008
Customer support and operations	447	427	1,258	1,317
Sales and marketing	521	508	1,592	1,375
Technology and development	801	746	2,299	2,206
General and administrative	513	519	1,477	1,553
Restructuring and other	69	63	251	388
Total operating expenses	6,897	6,456	19,942	19,547
Operating income	1,520	1,391	4,554	3,884
Other income (expense), net	13	(80)	111	35
Income before income taxes	1,533	1,311	4,665	3,919
Income tax expense	285	301	869	893
Net income (loss)	$1,248	$1,010	$3,796	$3,026

Net income (loss) per share:
Basic	$1.31	$1.00	$3.92	$2.91
Diluted	$1.30	$0.99	$3.88	$2.89

Weighted average shares:
Basic	950	1,015	968	1,040
Diluted	960	1,024	978	1,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
	(Unaudited)
Net income (loss)	$1,248	$1,010	$3,796	$3,026
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”), net	(49)	275	185	7
Tax (expense) benefit on foreign CTA, net	—	—	(4)	—
Net investment hedges CTA (losses) gains, net	—	(149)	—	50
Tax benefit (expense) on net investment hedges CTA (losses) gains, net	—	35	—	(12)
Unrealized gains (losses) on cash flow hedges, net	78	(148)	(346)	(49)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(3)	7	17	2
Unrealized gains (losses) on available-for-sale debt securities, net	18	60	(2)	158
Tax expense on unrealized gains (losses) on available-for-sale debt securities, net	(5)	(14)	—	(37)
Other comprehensive income (loss), net of tax	39	66	(150)	119
Comprehensive income (loss)	$1,287	$1,076	$3,646	$3,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	1,287	1,287
Foreign CTA, net	—	—	—	109	—	109
Tax expense on foreign CTA, net	—	—	—	(7)	—	(7)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	9	—	9
Unrealized losses on available-for-sale debt securities, net	—	—	—	(9)	—	(9)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(171)	—	—	(171)
Common stock repurchased	(19)	(1,512)	—	—	—	(1,512)
Stock-based compensation	—	—	285	—	—	285
Balances at March 31, 2025	979	$(28,597)	$20,819	$(622)	$28,654	$20,254
Net income	—	—	—	—	1,261	1,261
Foreign CTA, net	—	—	—	125	—	125
Tax expense on foreign CTA, net	—	—	—	3	—	3
Unrealized losses on cash flow hedges, net	—	—	—	(248)	—	(248)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	11	—	11
Unrealized losses on available-for-sale debt securities, net	—	—	—	(11)	—	(11)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	3	—	3
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(2)	—	—	(2)
Common stock repurchased	(22)	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	319	—	—	319
Balances at June 30, 2025	960	$(30,111)	$21,136	$(739)	$29,915	$20,201
Net income	—	—	—	—	1,248	1,248
Foreign CTA, net	—	—	—	(49)	—	(49)
Unrealized gains on cash flow hedges, net	—	—	—	78	—	78
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized gains on available-for-sale debt securities, net	—	—	—	18	—	18
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(5)	—	(5)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(66)	—	—	(66)
Common stock repurchased	(21)	(1,513)	—	—	—	(1,513)
Stock-based compensation	—	—	289	—	—	289
Balances at September 30, 2025	941	$(31,624)	$21,359	$(700)	$31,163	$20,198

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	888	888
Foreign CTA, net	—	—	—	(143)	—	(143)
Net investment hedges CTA gains, net	—	—	—	99	—	99
Tax expense on net investment hedges CTA gains, net	—	—	—	(23)	—	(23)
Unrealized gains on cash flow hedges, net	—	—	—	96	—	96
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(5)	—	(5)
Unrealized gains on available-for-sale-debt securities, net	—	—	—	83	—	83
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(20)	—	(20)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(193)	—	—	(193)
Common stock repurchased	(25)	(1,511)	—	—	—	(1,511)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	376	—	—	376
Balances at March 31, 2024	1,053	$(22,552)	$19,825	$(659)	$24,088	$20,702
Net income	—	—	—	—	1,128	1,128
Foreign CTA, net	—	—	—	(125)	—	(125)
Net investment hedges CTA gains, net	—	—	—	100	—	100
Tax expense on net investment hedges CTA gains, net	—	—	—	(24)	—	(24)
Unrealized gains on cash flow hedges, net	—	—	—	3	—	3
Unrealized gains on available-for-sale-debt securities, net	—	—	—	15	—	15
Tax expense on unrealized gains on available-for-sale-debt securities, net	—	—	—	(3)	—	(3)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	13	—	—	13
Common stock repurchased	(24)	(1,516)	—	—	—	(1,516)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	325	—	—	325
Balances at June 30, 2024	1,032	$(24,064)	$20,163	$(693)	$25,216	$20,622
Net income	—	—	—	—	1,010	1,010
Foreign CTA, net	—	—	—	275	—	275
Net investment hedges CTA losses, net	—	—	—	(149)	—	(149)
Tax benefit on net investment hedges CTA losses, net	—	—	—	35	—	35
Unrealized losses on cash flow hedges, net	—	—	—	(148)	—	(148)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	7	—	7
Unrealized gains on available-for-sale debt securities, net	—	—	—	60	—	60
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(14)	—	(14)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(47)	—	—	(47)
Common stock repurchased	(28)	(1,791)	—	—	—	(1,791)
Treasury stock reissuance	—	4	—	—	—	4
Stock-based compensation	—	—	310	—	—	310
Balances at September 30, 2024	1,006	$(25,851)	$20,426	$(627)	$26,226	$20,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,796	$3,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,330	1,008
Depreciation and amortization	729	783
Stock-based compensation	792	947
Deferred income taxes	93	8
Net (gains) losses on strategic investments	(69)	226
Accretion of discounts on investments, net of amortization of premiums	(77)	(290)
Adjustments to loans and interest receivable, held for sale	122	92
Other	(245)	(138)
Originations of loans receivable, held for sale	(24,040)	(17,173)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	23,160	17,159
Changes in assets and liabilities:
Accounts receivable	11	31
Accounts payable	(6)	24
Other assets and liabilities	(1,564)	(647)
Net cash provided by operating activities	4,032	5,056
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(201)	(299)
Maturities of reverse repurchase agreements	288	226
Purchases of property and equipment	(658)	(480)
Proceeds from sales of property and equipment	3	—
Purchases and originations of loans receivable	(15,904)	(15,374)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	15,945	14,705
Purchases of investments	(15,951)	(20,819)
Maturities and sales of investments	19,027	21,179
Funds receivable	(1,232)	152
Collateral posted related to derivative instruments, net	(207)	(58)
Other	(15)	—
Net cash provided by (used in) investing activities	1,095	(768)
Cash flows from financing activities:
Borrowings from repurchase agreements	2,949	656
Repayments of repurchase agreements	(2,949)	(656)
Proceeds from issuance of common stock	74	55
Purchases of treasury stock	(4,551)	(4,778)
Tax withholdings related to net share settlements of equity awards	(317)	(271)
Borrowings under financing arrangements	2,237	1,546
Repayments under financing arrangements	(1,954)	(411)
Funds payable and amounts due to customers	663	(771)
Collateral received related to derivative instruments and reverse repurchase agreements, net	(155)	(1)
Other	(6)	(60)
Net cash used in financing activities	(4,009)	(4,691)

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	245	103
Net change in cash, cash equivalents, and restricted cash	1,363	(300)
Cash, cash equivalents, and restricted cash at beginning of period	22,490	21,834
Cash, cash equivalents, and restricted cash at end of period	$23,853	$21,534

Supplemental cash flow disclosures:
Cash paid for interest	$210	$168
Cash paid for income taxes, net	$1,033	$975

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$8,995	$7,372
Short-term investments	—	1
Funds receivable and customer accounts	14,858	14,161
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$23,853	$21,534

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of September 30, 2025 and December 31, 2024, no VIEs qualified for consolidation as the structures of these entities do not provide us with both the ability to direct activities that would significantly impact their economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As of September 30, 2025 and December 31, 2024, the carrying value of our investments in nonconsolidated VIEs that are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities was $199 million and $187 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to these nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both September 30, 2025 and December 31, 2024.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 4, 2025.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when we are required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are evaluating the impact this amended guidance may have on our condensed consolidated financial statements.

Recently adopted accounting guidance

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period, with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost basis for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. We adopted this guidance effective as of January 1, 2025. We have applied the amendments of this guidance as a cumulative-effect adjustment to retained earnings. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our condensed consolidated balance sheets and were $203 million and $207 million as of September 30, 2025 and December 31, 2024, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Primary geographical markets
U.S.	$4,753	$4,518	$13,925	$13,535
Other countries(1)	3,664	3,329	10,571	9,896
Total net revenues(2)	$8,417	$7,847	$24,496	$23,431

Revenue category
Transaction revenues	$7,522	$7,067	$21,979	$21,254
Revenues from other value added services	895	780	2,517	2,177
Total net revenues(2)	$8,417	$7,847	$24,496	$23,431
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $542 million and $515 million for the three months ended September 30, 2025 and 2024, respectively, and $1.6 billion and $1.5 billion for the nine months ended September 30, 2025 and 2024, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable, held for sale, hedging gains or losses, and interest earned and gains or losses on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,248	$1,010	$3,796	$3,026
Denominator:
Weighted average shares of common stock - basic	950	1,015	968	1,040
Dilutive effect of equity incentive awards	10	9	10	8
Weighted average shares of common stock - diluted	960	1,024	978	1,048
Net income (loss) per share:
Basic	$1.31	$1.00	$3.92	$2.91
Diluted	$1.30	$0.99	$3.88	$2.89
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	12	8	9	12

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

In the second quarter of 2025, we completed an acquisition with a total purchase price of $19 million, consisting of cash consideration, which was accounted for as a business combination. There were no acquisitions accounted for as business combinations in the nine months ended September 30, 2024.

There were no divestitures completed in the nine months ended September 30, 2025 and 2024.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2025:

	December 31, 2024	Goodwill Acquired	Adjustments	September 30, 2025
	(In millions)
Total goodwill	$10,837	$7	$97	$10,941

The adjustments to goodwill during the nine months ended September 30, 2025 pertained to foreign currency translation adjustments.

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$880	$(708)	$172	$854	$(601)	$253
Marketing related	63	(50)	13	60	(38)	22
Developed technologies	9	(1)	8	—	—	—
All other	187	(154)	33	182	(131)	51
Intangible assets, net	$1,139	$(913)	$226	$1,096	$(770)	$326
(1) Excludes intangible assets which have been fully amortized, but are still in use.

Amortization expense for intangible assets was $47 million and $51 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $142 million and $159 million for the nine months ended September 30, 2025 and 2024, respectively.

Expected future intangible asset amortization as of September 30, 2025 was as follows (in millions):

Fiscal years:
Remaining 2025	$27
2026	95
2027	59
2028	45
Total	$226

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Operating lease expense	$41	$41	$122	$117
Finance lease expense - amortization of right-of-use (“ROU”) lease assets	4	3	12	4
Sublease income	(2)	(3)	(6)	(9)
Total lease expense, net	$43	$41	$128	$112

Supplemental cash flow information related to leases during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$42	$135	$127
Financing cash flows from finance leases	$—	$40	$6	$60
ROU lease assets obtained in exchange for new operating lease liabilities	$52	$59	$57	$336
ROU lease assets obtained in exchange for new finance lease liabilities	$—	$27	$—	$82

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025		December 31, 2024
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$566	$60	$599	$73
Current lease liabilities	144	5	135	5
Long-term lease liabilities	575	12	629	18
Total lease liabilities	$719	$17	$764	$23
Weighted-average remaining lease term	5.5 years	3.6 years	5.9 years	4.4 years
Weighted-average discount rate	4%	5%	4%	5%

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Future minimum lease payments for our leases as of September 30, 2025 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2025	$33	$2
2026	181	6
2027	167	6
2028	113	4
2029	96	—
Thereafter	231	—
Total	$821	$18
Less: present value discount	(102)	(1)
Lease liability	$719	$17

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

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(277)	$(6)	$(715)	$313	$(54)	$(739)
Other comprehensive income (loss) before reclassifications	29	17	(49)	—	(8)	(11)
Less: Amount of net gains (losses) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	(49)	(1)	—	—	—	(50)
Net current period other comprehensive income (loss)	78	18	(49)	—	(8)	39
Ending balance	$(199)	$12	$(764)	$313	$(62)	$(700)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$43	$(36)	$(999)	$390	$(91)	$(693)
Other comprehensive income (loss) before reclassifications	(160)	60	275	(149)	28	54
Less: Amount of net gains (losses) reclassified from AOCI	(12)	—	—	—	—	(12)
Net current period other comprehensive income (loss)	(148)	60	275	(149)	28	66
Ending balance	$(105)	$24	$(724)	$241	$(63)	$(627)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(949)	$313	$(75)	$(550)
Other comprehensive income (loss) before reclassifications	(430)	(1)	185	—	13	(233)
Less: Amount of net gains (losses) reclassified from AOCI	(84)	1	—	—	—	(83)
Net current period other comprehensive income (loss)	(346)	(2)	185	—	13	(150)
Ending balance	$(199)	$12	$(764)	$313	$(62)	$(700)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	(39)	117	7	50	(47)	88
Less: Amount of net gains (losses) reclassified from AOCI	10	(41)	—	—	—	(31)
Net current period other comprehensive income (loss)	(49)	158	7	50	(47)	119
Ending balance	$(105)	$24	$(724)	$241	$(63)	$(627)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides details about reclassifications from AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$(49)	$(12)	$(84)	$10	Net revenues
Net gains (losses) on investments	(1)	—	—	(41)	Net revenues
Net gains (losses) on investments	—	—	1	—	Other income (expense), net
	(50)	(12)	(83)	(31)	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$(50)	$(12)	$(83)	$(31)	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$119	$183	$399	$514
Interest expense	(113)	(106)	(330)	(285)
Net gains (losses) on strategic investments	10	(171)	69	(226)
Other	(3)	14	(27)	32
Other income (expense), net	$13	$(80)	$111	$35

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents(1)	$8,995	$6,662
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$14,858	$15,828
Time deposits	75	15
Available-for-sale debt securities	15,118	14,551
Funds receivable	8,617	7,277
Total funds receivable and customer accounts	$38,668	$37,671
Short-term investments:
Time deposits	$97	$107
Available-for-sale debt securities	1,663	4,154
Restricted cash	—	1
Total short-term investments	$1,760	$4,262
Long-term investments:
Time deposits	$7	$22
Available-for-sale debt securities	1,997	3,002
Strategic investments	1,597	1,559
Total long-term investments	$3,601	$4,583
(1) Includes $525 million and nil of available-for-sale debt securities with original maturities of three months or less as of September 30, 2025 and December 31, 2024, respectively.
(2) Includes $220 million and $149 million of available-for-sale debt securities with original maturities of three months or less as of September 30, 2025 and December 31, 2024, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2025 and December 31, 2024, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2025(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$525	$—	$—	$525
Funds receivable and customer accounts:
U.S. government and agency securities	3,743	1	(1)	3,743
Foreign government and agency securities	82	—	—	82
Corporate debt securities	2,437	5	(1)	2,441
Mortgage-backed and asset-backed securities	4,470	6	(2)	4,474
Municipal securities	137	—	—	137
Commercial paper	3,719	1	—	3,720
Short-term investments:
U.S. government and agency securities	30	—	—	30
Foreign government and agency securities	120	—	—	120
Corporate debt securities	1,013	1	(1)	1,013
Mortgage-backed and asset-backed securities	499	1	—	500
Long-term investments:
U.S. government and agency securities	245	—	—	245
Foreign government and agency securities	50	—	—	50
Corporate debt securities	797	2	(1)	798
Mortgage-backed and asset-backed securities	903	1	—	904
Total available-for-sale debt securities(2)	$18,770	$18	$(6)	$18,782
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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $121 million and $140 million at September 30, 2025 and December 31, 2024, respectively, and were included in other current assets on our condensed consolidated balance sheets.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2025 and December 31, 2024, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2025(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$400	$—	$—	$—	$400	$—
Funds receivable and customer accounts:
U.S. government and agency securities	1,697	(1)	—	—	1,697	(1)
Foreign government and agency securities	57	—	—	—	57	—
Corporate debt securities	409	(1)	—	—	409	(1)
Mortgage-backed and asset-backed securities	1,619	(2)	100	—	1,719	(2)
Commercial paper	325	—	—	—	325	—
Short-term investments:
Foreign government and agency securities	—	—	20	—	20	—
Corporate debt securities	206	(1)	—	—	206	(1)
Mortgage-backed and asset-backed securities	247	—	2	—	249	—
Long-term investments:
U.S. government and agency securities	245	—	—	—	245	—
Foreign government and agency securities	25	—	—	—	25	—
Corporate debt securities	90	(1)	10	—	100	(1)
Mortgage-backed and asset-backed securities	399	—	—	—	399	—
Total available-for-sale debt securities	$5,719	$(6)	$132	$—	$5,851	$(6)
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

The table below presents cash inflows related to available-for-sale debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$7,380	$7,170	$19,921	$27,407

During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, we incurred gross realized gains and losses which were de minimis. During the nine months ended September 30, 2024, we incurred gross realized losses of $43 million and gains which were de minimis. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2025
	Amortized Cost	Fair Value
	(In millions)
One year or less	$9,386	$9,388
After one year through five years	3,949	3,956
After five years through ten years	2,471	2,473
After ten years	2,964	2,965
Total	$18,770	$18,782

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Actual maturities may differ from contractual maturities as certain securities may be prepaid.

Supplemental cash flow information related to investments

Non-cash investing transactions that were not reflected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025 and 2024 include the purchase of investments of $127 million and $75 million, respectively, that have not yet settled.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $15 million and $23 million as of September 30, 2025 and December 31, 2024, respectively.

Our non-marketable equity securities are recorded as long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.6 billion and $1.5 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, we had non-marketable equity securities of $213 million and $200 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Carrying amount, beginning of period	$1,359	$1,635	$1,336	$1,631
Adjustments related to non-marketable equity securities:
Net additions (reductions)(1)	6	20	(48)	85
Gross unrealized gains	15	2	98	5
Gross unrealized losses and impairments	(11)	(175)	(17)	(239)
Carrying amount, end of period	$1,369	$1,482	$1,369	$1,482
(1) Net additions (reductions) include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
	(In millions)
Cumulative gross unrealized gains	$990	$1,187
Cumulative gross unrealized losses and impairments	$(457)	$(562)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net unrealized gains (losses)	$4	$(171)	$72	$(242)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
U.S. government and agency securities	$525	$—	$525
Money market fund	4	4	—
Total cash and cash equivalents	529	4	525
Short-term investments(2),(5):
U.S. government and agency securities	30	—	30
Foreign government and agency securities	120	—	120
Corporate debt securities	1,013	—	1,013
Mortgage-backed and asset-backed securities	500	—	500
Total short-term investments	1,663	—	1,663
Funds receivable and customer accounts(3):
U.S. government and agency securities	3,743	—	3,743
Foreign government and agency securities	475	—	475
Corporate debt securities	2,754	—	2,754
Mortgage-backed and asset-backed securities	4,474	—	4,474
Municipal securities	137	—	137
Commercial paper	3,755	—	3,755
Total funds receivable and customer accounts	15,338	—	15,338
Derivatives(4)	48	—	48
Long-term investments(2),(5):
U.S. government and agency securities	245	—	245
Foreign government and agency securities	50	—	50
Corporate debt securities	798	—	798
Mortgage-backed and asset-backed securities	904	—	904
Marketable equity securities	15	15	—
Total long-term investments	2,012	15	1,997
Total financial assets	$19,590	$19	$19,571
Liabilities:
Derivatives(4)	$229	$—	$229
Total financial liabilities	$229	$—	$229
(1) Excludes cash and cash equivalents of $8.5 billion not measured and recorded at fair value.
(2) Excludes time deposits of $104 million not measured and recorded at fair value.
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

A majority of our derivative instruments are valued using pricing models that take into account the contractual terms as well as multiple observable inputs where applicable, such as currency rates, interest rate yield curves, option volatility, and equity prices (Level 2).

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2025 and December 31, 2024, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)		(In millions)
Funds receivable and customer accounts	$741	$741	$566	$564

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Funds receivable and customer accounts	$(7)	$23	$85	$8

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of September 30, 2025 and December 31, 2024 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively:

	September 30, 2025	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$1,404	$1,396	$8
Non-marketable equity securities measured using the Measurement Alternative(1)	242	236	6
Total	$1,646	$1,632	$14
(1) Excludes non-marketable equity securities of $1.1 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2025.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We measure loans and interest receivable, held for sale that are comparable to loans receivable sold to third-party investors using observable inputs, such as the most recent executed prices. These loans and interest receivable, held for sale are classified within Level 2 in the fair value hierarchy. Certain loans and interest receivable, held for sale are valued using significant unobservable inputs, such as adjustments to recently executed prices. These loans and interest receivable, held for sale are classified within Level 3 in the fair value hierarchy. Refer to “Note 11—Loans and Interest Receivable” for additional information on loans and interest receivable, held for sale.

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash and certain cash equivalents, restricted cash, time deposits, reverse repurchase agreements, loans and interest receivable, net, certain customer accounts, notes receivable, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.4 billion as of September 30, 2025. Our term debt (including current portion) had a carrying value of approximately $10.5 billion and fair value of approximately $9.8 billion as of December 31, 2024. If these financial instruments were measured at fair value in the financial statements, cash and certain cash equivalents would be classified as Level 1; restricted cash, time deposits, reverse repurchase agreements, certain customer accounts, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2025, we estimated that $199 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2025 and 2024, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of September 30, 2025 and December 31, 2024 was as follows:

	Balance Sheet Location	September 30, 2025	December 31, 2024
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as hedging instruments	Other current assets	$10	$157
Foreign exchange contracts not designated as hedging instruments	Other current assets	38	86
Total derivative assets		$48	$243

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$209	$10
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	20	27
Total derivative liabilities		$229	$37

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,
	2025		2024
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$8,417	$13	$7,847	$(80)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(49)	—	(12)	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	—	—	20
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	62	—	(177)
Total net gains (losses)	$(49)	$62	$(12)	$(157)

	Nine Months Ended September 30,
	2025		2024
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$24,496	$111	$23,431	$35

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(84)	—	10	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	—	—	61
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	(173)	—	(172)
Total net gains (losses)	$(84)	$(173)	$10	$(111)

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$29	$(160)	$(430)	$(39)
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	—	(149)	—	50
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the condensed consolidated statements of comprehensive income (loss)	$29	$(309)	$(430)	$11
NOTIONAL AMOUNTS OF DERIVATIVE CONTRACTS

Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of foreign currency exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivative instruments:

	September 30, 2025	December 31, 2024
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,122	$3,942
Foreign exchange contracts not designated as hedging instruments	11,735	13,317
Total	$17,857	$17,259

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Amounts Not Offset on the Condensed Consolidated Balance Sheet
	Amounts Presented on the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of September 30, 2025
Derivative assets(3)	$48	$26	$6	$16
Reverse repurchase agreements(4)	—	—	—	—
Total assets	$48	$26	$6	$16
As of December 31, 2024
Derivative assets(3)	$243	$23	$169	$51
Reverse repurchase agreements(4)	87	—	87	—
Total assets	$330	$23	$256	$51

		Amounts Not Offset on the Condensed Consolidated Balance Sheet
	Amounts Presented on the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of September 30, 2025
Derivative liabilities(3)	$229	$26	$195	$8
As of December 31, 2024
Derivative liabilities(3)	$37	$23	$7	$7
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
(3) We received cash collateral from derivative counterparties totaling $7 million and $162 million as of September 30, 2025 and December 31, 2024, respectively, and securities from derivative counterparties with a fair value of $35 million and $30 million as of September 30, 2025 and December 31, 2024, respectively. We posted $214 million and $7 million of cash collateral as of September 30, 2025 and December 31, 2024, respectively, and securities to derivative counterparties with a fair value of $50 million and nil as of September 30, 2025 and December 31, 2024, respectively.
(4) PayPal is permitted by contract to sell or repledge collateral relating to its reverse repurchase agreements. The fair value of this collateral was nil and $96 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, we have not sold or repledged collateral relating to reverse repurchase agreements.

NOTE 11—LOANS AND INTEREST RECEIVABLE

We classify our loans and interest receivable based on management intent. When PayPal has the intent to sell the loans to third-party investors they are classified as loans and interest receivable, held for sale on our condensed consolidated balance sheets and are recorded at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our condensed consolidated statements of income (loss). In connection with the sale of certain portfolios to third-party investors and the reclassification and measurement of those portfolios as held for sale, we reverse the previously recorded allowances for credit losses associated with those loans and interest receivable balances. We receive a market-based service fee for servicing the loans sold.

When PayPal has the intent and ability to hold the loans for the foreseeable future they are classified as loans and interest receivable, net on our condensed consolidated balance sheets and are reported at their outstanding balances, net of any participation interests sold, unamortized deferred origination fees and costs, and allowance for credit losses.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

As of September 30, 2025 and December 31, 2024, loans and interest receivable, held for sale was $1.4 billion and $541 million, respectively, and include both loans reclassified to held for sale and loans originated as held for sale. During the nine months ended September 30, 2025 we reclassified approximately $574 million of loans and interest receivable, net to loans and interest receivable, held for sale. During the nine months ended September 30, 2025, we derecognized loans with an unpaid balance of $18.3 billion and had net proceeds of $18.2 billion from loans and interest receivable sold. During the nine months ended September 30, 2024, we derecognized loans with an unpaid balance of $14.8 billion and had net proceeds of $14.7 billion, from loans and interest receivable sold.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the United Kingdom (“U.K.”), which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2025 and 2024, we purchased approximately $934 million and $390 million in consumer receivables, respectively. As of September 30, 2025 and December 31, 2024, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.2 billion and $5.4 billion, respectively, net of the participation interest sold to the partner institution of $28 million and $23 million, respectively.

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

September 30, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,611	$1,701	$495	$171	$6	$—	$4,984	96.3%
30 - 59 Days	28	28	6	2	—	—	64	1.2%
60 - 89 Days	19	20	7	3	—	—	49	1.0%
90 - 179 Days	38	29	8	3	—	—	78	1.5%
Total	$2,696	$1,778	$516	$179	$6	$—	$5,175	100%
Gross charge-offs for the nine months ended September 30, 2025	$103	$18	$96	$10	$1	$—	$228

December 31, 2024
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2024	2023	2022	2021	2020	Total	Percent
Consumer loans and interest receivable:
Current	$2,404	$2,427	$353	$43	$—	$—	$5,227	96.6%
30 - 59 Days	25	28	4	—	—	—	57	1.1%
60 - 89 Days	16	19	4	1	—	—	40	0.7%
90 - 179 Days	38	40	9	2	—	—	89	1.6%
Total	$2,483	$2,514	$370	$46	$—	$—	$5,413	100%
Gross charge-offs for the year ended December 31, 2024	$138	$39	$133	$14	$—	$—	$324

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$341	$7	$348	$357	$23	$380
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	(23)	—	(23)	—	—	—
Provisions	181	10	191	175	5	180
Charge-offs	(215)	(13)	(228)	(230)	(18)	(248)
Recoveries	46	—	46	35	—	35
Other(2)	18	—	18	9	1	10
Ending balance	$348	$4	$352	$346	$11	$357
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale during the period.
(2) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at September 30, 2025 for our consumer receivable portfolio remained consistent with the allowance for credit losses at December 31, 2024. In the second quarter of 2025, we updated our expected credit loss model for our revolving loans in the U.K. to reflect the utilization of average weekly earnings as a macroeconomic factor and no longer consider household disposable income and retail e-commerce sales. Additionally, we updated our expected credit loss model for certain portfolios to utilize multiple economic scenarios rather than the single scenario previously utilized. These changes did not have a material impact on our allowance for credit losses in the period.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2025 and 2024, we purchased approximately $1.6 billion and $1.2 billion in merchant receivables, respectively. As of September 30, 2025 and December 31, 2024, the total outstanding balance in our pool of merchant loans, advances, and interest and fees receivable was $1.7 billion and $1.5 billion, net of the participation interest sold to the partner institution of $62 million and $53 million, respectively.

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

September 30, 2025
(In millions, except percentages)
	2025	2024	2023	2022	2021	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,425	$125	$7	$5	$1	$3	$1,566	90.2%
30 - 59 Days	43	27	3	1	—	—	74	4.3%
60 - 89 Days	19	13	1	1	—	—	34	2.0%
90 - 179 Days	23	25	3	1	—	—	52	3.0%
180+ Days	1	6	2	1	—	—	10	0.5%
Total	$1,511	$196	$16	$9	$1	$3	$1,736	100.0%
Gross charge-offs for the nine months ended September 30, 2025	$6	$69	$17	$3	$—	$2	$97

December 31, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and interest and fees receivable:
Current	$1,274	$28	$13	$1	$8	$4	$1,328	90.4%
30 - 59 Days	55	10	3	—	—	1	69	4.7%
60 - 89 Days	23	6	2	—	—	—	31	2.1%
90 - 179 Days	21	11	4	—	—	—	36	2.4%
180+ Days	1	4	1	—	—	—	6	0.4%
Total	$1,374	$59	$23	$1	$8	$5	$1,470	100%
Gross charge-offs for the year ended December 31, 2024	$10	$96	$42	$—	$8	$—	$156

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for merchant loans, advances, and interest and fees receivable for the nine months ended September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance	Merchant Loans and Advances	Interest and Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$107	$6	$113	$148	$12	$160
Provisions	114	13	127	50	—	50
Charge-offs	(90)	(7)	(97)	(120)	(7)	(127)
Recoveries	17	—	17	21	—	21
Other(1)	3	—	3	—	—	—
Ending balance	$151	$12	$163	$99	$5	$104
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at September 30, 2025 for our merchant receivable portfolio was $163 million, an increase from $113 million at December 31, 2024. The increase in allowance for credit losses was related to a decline in credit quality of merchant loans outstanding primarily from modifications in acceptable risk parameters in 2024, which included broadened eligibility. In the second quarter of 2025, we updated our expected credit loss model for all portfolios to utilize multiple economic scenarios rather than the single scenario previously utilized. These changes did not have a material impact on our allowance for credit losses in the period.

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

In May 2024, June 2023, May 2022, May 2020, and September 2019, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of $1.3 billion, ¥90 billion (approximately $606 million as of September 30, 2025), $3.0 billion, $4.0 billion and $5.0 billion, respectively.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2025 and December 31, 2024, we had an outstanding aggregate principal amount of $10.9 billion and $10.6 billion, respectively, related to the Notes. The following table summarizes the Notes outstanding:

	Maturities	Effective Interest Rate	September 30, 2025	December 31, 2024
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	—	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	—	191
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	155	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	249	236

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400

March 2025 debt issuance:
Floating-rate notes	3/6/2028	5.22%	450	—
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	—
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	—
Total term debt			$10,904	$10,574

Unamortized premium (discount) and issuance costs, net			(79)	(78)
Less: current portion of term debt(2)			(155)	(1,191)
Total carrying amount of term debt			$10,670	$9,305
(1) Principal amounts represent the U.S. dollar equivalent as of September 30, 2025 and December 31, 2024, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.
The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $107 million and $315 million for the three and nine months ended September 30, 2025, respectively. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs, was $100 million and $274 million for the three and nine months ended September 30, 2024, respectively.

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $606 million as of September 30, 2025). As of September 30, 2025 and December 31, 2024, ¥90.0 billion (approximately $606 million) and ¥90.0 billion (approximately $574 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our condensed consolidated balance sheets. At September 30, 2025, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the three and nine months ended September 30, 2025 and 2024, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

FUTURE PRINCIPAL PAYMENTS

As of September 30, 2025, the future principal payments associated with our term debt were as follows (in millions):

2026	$1,405
2027	500
2028	1,149
2029	1,500
Thereafter	6,350
Total	$10,904

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of September 30, 2025. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Regulatory proceedings

In February 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) related to PayPal’s practices relating to commercial customers that submit charges on behalf of other merchants or sellers, and related activities. In August 2025, we received an additional CID investigating whether deceptive schemes and other unlawful activities by merchants using PayPal’s platform were facilitated or furthered by the Company’s onboarding, due diligence, and other practices. The CIDs request the production of documents and answers to written questions, as well as other information. We are cooperating with the FTC in connection with these CIDs.

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

Legal proceedings

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Section 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants filed a motion to dismiss the PPH Securities Action. On January 29, 2025, the Court dismissed all of the claims without prejudice. On March 17, 2025, the lead plaintiff filed an amended complaint. Defendants have filed a motion to dismiss the amended complaint.

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

On December 20, 2022, a civil lawsuit captioned State of Hawai‘i, by its Office of Consumer Protection, v. PayPal, Inc., and PayPal Holdings, Inc., Case No. 1CCV-22-0001610, was filed in the Circuit Court of the First Circuit of the State of Hawai‘i (the “Hawai‘i Action”). The Hawai‘i Action asserts claims for unfair and deceptive acts and practices under Hawai‘i Revised Statutes Sections 480-2(a) and 481A-3(a). Plaintiff seeks injunctive relief as well as unspecified penalties and other monetary relief. On July 14, 2023, the court denied Defendants’ motion to dismiss the complaint. We expect to reach a final settlement in this matter in the fourth quarter of 2025.

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

As part of agreements to sell certain loans receivable portfolios, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the third-party investors that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of September 30, 2025 and December 31, 2024, the current outstanding balances of the loans sold was $3.4 billion and $2.9 billion, respectively. The term of the indemnification obligations align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2025 and December 31, 2024, the allowance for transaction losses was $85 million and $86 million, respectively. The allowance for negative customer balances was $334 million and $256 million at September 30, 2025 and December 31, 2024, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance	$352	$270	$342	$282
Provision(1)	397	264	1,058	783
Realized losses and charge-offs	(371)	(281)	(1,090)	(876)
Recoveries(2)	41	53	109	117
Ending balance	$419	$306	$419	$306
(1) Changes in estimates for the prior period provision related to the allowance for transaction losses are not material and are aggregated with current period provision.
(2) Recoveries are only relevant for the allowance for negative customer balances.

NOTE 14—STOCK REPURCHASE PROGRAMS

During the nine months ended September 30, 2025, we repurchased approximately 63 million shares of our common stock for approximately $4.5 billion at an average cost of $71.78, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in June 2022. As of September 30, 2025, a total of approximately $355 million and $15.0 billion remained available for future repurchases of our common stock under our June 2022 and February 2025 stock repurchase programs, respectively.

For the nine months ended September 30, 2025 and 2024, we recorded $38 million and $40 million in excise tax within treasury stock on our condensed consolidated balance sheets. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the condensed consolidated statement of cash flows until settlement.

NOTE 15—STOCK-BASED PLANS

In June 2025, our stockholders approved the authorization of an additional 15 million shares to the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is measured based on the estimated fair value of shares at the time of grant and recognized over the award’s vesting period.

The following table summarizes the impact of stock-based compensation expense on our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Customer support and operations	$52	$50	$156	$173
Sales and marketing	32	30	99	108
Technology and development	124	111	371	366
General and administrative	70	81	225	257
Restructuring and other	—	28	—	88
Total stock-based compensation expense	$278	$300	$851	$992
Capitalized as part of internal use software and website development costs	$33	$32	$101	$77

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 16—INCOME TAXES

Our effective tax rate for both the three and nine months ended September 30, 2025 was 19%. Our effective tax rate for both the three and nine months ended September 30, 2024 was 23%. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign income taxed at different rates, tax expense related to stock-based compensation, and other discrete tax adjustments.

The Organization for Economic Co-operation and Development (“OECD”) has published model rules, which include the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Certain countries in which we do business have enacted legislation that became effective as of January 1, 2025. Our effective tax rate for the three and nine months ended September 30, 2025 includes the impact of Pillar Two minimum taxes in these jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the U.S., with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. The provisions of the Act effective in 2025 were not material and have been reflected in our results, as applicable.

Gross unrecognized tax benefits were approximately $2.5 billion and $2.3 billion as of September 30, 2025 and December 31, 2024, respectively. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

The restructuring charges associated with the following plans were recorded in “restructuring and other” on our condensed consolidated statements of income. Accrued restructuring liabilities were included in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

Q2 2025 Plan

During the second quarter of 2025, management undertook a large-scale initiative (the “Q2 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The Q2 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud based solutions. The plan is expected to be executed over a period of 18 to 42 months with the workforce component to be substantially completed in 2027 and the technology infrastructure component to be substantially completed in 2028. The associated restructuring charges for the three and nine months ended September 30, 2025 were de minimis and $96 million, respectively, and included employee severance and benefits costs.

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

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2025:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2025	$—
Charges	96
Payments	(15)
Accrued liability as of September 30, 2025	$81

Q1 2025 Plan

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the nine months ended September 30, 2025 were $36 million and included employee severance and benefits costs, which was completed in the third quarter of 2025.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2025:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2025	$—
Charges	36
Payments	(36)
Accrued liability as of September 30, 2025	$—

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

OTHER

During the three and nine months ended September 30, 2025, approximately $70 million and $122 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and nine months ended September 30, 2024, approximately $28 million and $92 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

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

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net revenues	$8,417	$7,847	$24,496	$23,431
Less (add):
Transaction expense	4,063	3,841	11,735	11,700
Transaction losses	397	264	1,058	783
Credit losses	86	88	272	225
Customer support and operations(1)	447	427	1,258	1,317
Sales and marketing(1)	521	508	1,592	1,375
Technology and development(1)	801	746	2,299	2,206
General and administrative(1)	513	519	1,477	1,553
Restructuring and other	69	63	251	388
Other income (expense), net	(13)	80	(111)	(35)
Income tax expense	285	301	869	893
Segment net income (loss)	$1,248	$1,010	$3,796	$3,026
(1) Includes depreciation and amortization expense. For the three and nine months ended September 30, 2025, total depreciation and amortization expense was $245 million and $729 million, respectively. For the three and nine months ended September 30, 2024, total depreciation and amortization expense was $255 million and $783 million, respectively.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets. For disclosure of geographical information, please refer to “Note 2—Revenue”.

NOTE 19—SUBSEQUENT EVENTS

On October 27, 2025, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend will be payable on December 10, 2025, to stockholders of record of our common stock as of the close of business on November 19, 2025.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2025	2024		2025	2024
	(In millions, except percentages and per share data)
Net revenues	$8,417	$7,847	7%	$24,496	$23,431	5%
Operating expenses	6,897	6,456	7%	19,942	19,547	2%
Operating income	1,520	1,391	9%	4,554	3,884	17%
Operating margin	18%	18%	**	19%	17%	**
Other income (expense), net	13	(80)	116%	111	35	217%
Income tax expense	285	301	(5)%	869	893	(3)%
Effective tax rate	19%	23%	**	19%	23%	**
Net income (loss)	$1,248	$1,010	24%	$3,796	$3,026	25%
Net income (loss) per diluted share	$1.30	$0.99	32%	$3.88	$2.89	34%
Net cash provided by operating activities	$1,974	$1,614	22%	$4,032	$5,056	(20)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Net revenues increased $570 million, or 7%, in the three months ended September 30, 2025 compared to the same period of the prior year driven primarily by growth in total payment volume (“TPV”) of 8% and an increase in interest and fee revenue earned on our loans receivable portfolio.

Total operating expenses increased $441 million, or 7%, in the three months ended September 30, 2025 compared to the same period of the prior year due primarily to an increase in transaction expense and transaction and credit losses.

Operating income increased $129 million, or 9%, in the three months ended September 30, 2025 compared to the same period of the prior year due to the increase in net revenues partially offset by the increase in operating expenses. Our operating margin remained consistent at 18% for both the three months ended September 30, 2025 and 2024 reflecting the positive impact of a lower transaction expense growth rate offset by a higher transaction and credit losses growth rate.

Net income increased $238 million, or 24%, in the three months ended September 30, 2025 compared to the same period of the prior year due to the previously discussed increase in operating income of $129 million and an increase in other income (expense), net of $93 million.

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Net revenues increased $1.1 billion, or 5%, in the nine months ended September 30, 2025 compared to the same period of the prior year driven primarily by growth in TPV of 6% and an increase in interest and fee revenue earned on our loans receivable portfolio.

Total operating expenses increased $395 million, or 2%, in the nine months ended September 30, 2025 compared to the same period of the prior year due primarily to an increase in transaction and credit losses and sales and marketing expense partially offset by a decline in restructuring and other expenses.

Operating income increased $670 million, or 17%, in the nine months ended September 30, 2025 compared to the same period of the prior year due to the increase in net revenues partially offset by the increase in operating expenses. Our operating margin was 19% and 17% in the nine months ended September 30, 2025 and 2024, respectively, reflecting the positive impact of a lower transaction expense growth rate.

Net income increased $770 million, or 25%, in the nine months ended September 30, 2025 compared to the same period of the prior year due to the previously discussed increase in operating income of $670 million and an increase of $76 million in other income (expense), net.

IMPACT OF FOREIGN EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, and Canadian dollar, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 44% and 43% of our net revenues from customers domiciled outside of the U.S. in the three and nine months ended September 30, 2025, respectively. We generated approximately 42% of our net revenues from customers domiciled outside of the U.S. in both the three and nine months ended September 30, 2024. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2024 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and nine months ended September 30, 2025, year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$134	$141
Hedging impact	(49)	(84)
Favorable impact to net revenues	85	57
Unfavorable impact to operating expenses	(69)	(67)
Net favorable (unfavorable) impact to operating income	$16	$(10)

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

Net revenue analysis

The components of our net revenues for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

Transaction revenues

Transaction revenues increased $455 million, or 6%, and $725 million, or 3%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year. The increase in the three months ended September 30, 2025 was driven primarily by an increase of approximately $390 million in revenue from PayPal and Venmo products and services, which was largely driven by growth in TPV and number of payment transactions, and an increase in revenue from Braintree products and services of approximately $115 million predominantly attributable to growth in TPV despite a decline in the number of payment transactions over the same period. The increase in the nine months ended September 30, 2025 was primarily attributable to an increase of approximately $1.0 billion in revenue from PayPal and Venmo products and services, which was largely driven by growth in TPV and number of payment transactions, partially offset by a decline in revenue from Braintree products and services of approximately $140 million resulting from a reduction in number of payment transactions. The increase in TPV for Braintree products and services despite a decline in the number of payment transactions is due to our strategic shift as we focus on profitable growth. Transaction revenues in the three and nine months ended September 30, 2025 were also impacted by an unfavorable impact from hedging activities.

As a result of our stronger focus on profitable growth and ongoing negotiations with merchants, we experienced lower volume and transaction revenue from our Braintree offerings in the first half of 2025. As noted above, in the third quarter of 2025, revenue and TPV from Braintree offerings grew year-over-year. In the fourth quarter of 2025, we expect volume from our Braintree offerings to continue to grow.

The graphs below present the respective key metrics (in millions) for the three and nine months ended September 30, 2025 and 2024:
*Reflects active accounts at the end of the applicable period.

Number of payment transactions

TPV

The following table provides a summary of related metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2025	2024		2025	2024
Number of payment transactions per active account	57.6	61.4	(6)%	57.6	61.4	(6)%
Percent of cross-border TPV(1)	12%	12%	**	12%	12%	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful.

We had active accounts of 438 million and 432 million as of September 30, 2025 and 2024, respectively, an increase of 1%. Our total number of payment transactions was 6.3 billion and 6.6 billion for the three months ended September 30, 2025 and 2024, respectively, a decrease of 5%. Our total number of payment transactions was 18.6 billion for the nine months ended September 30, 2025, compared to 19.7 billion in the nine months ended September 30, 2024, a decrease of 6%. TPV was $458 billion and $423 billion for the three months ended September 30, 2025 and 2024, respectively, an increase of 8%. TPV was $1.3 trillion for the nine months ended September 30, 2025 compared to $1.2 trillion in the nine months ended September 30, 2024, an increase of 6%.

Transaction revenues growth was lower than the growth in TPV in the three and nine months ended September 30, 2025 compared to the same periods in the prior year due primarily to changes in product mix and unfavorable impact from foreign exchange hedging activities.

Revenues from other value added services

Revenues from other value added services increased $115 million, or 15%, and $340 million, or 16%, in the three and nine months ended September 30, 2025 compared to the same periods in the prior year due primarily to an increase of approximately $65 million and $220 million, respectively, in interest and fee revenue earned from our loans receivable portfolios as well as an increase of approximately $50 million and $100 million, respectively, from revenue earned from an independent chartered financial institution (“partner institution”). Revenue from the partner institution is earned primarily through revenue share associated with our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards.

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2025	2024		2025	2024
	(In millions, except percentages)
Transaction expense	$4,063	$3,841	6%	$11,735	$11,700	—%
Transaction and credit losses	483	352	37%	1,330	1,008	32%
Customer support and operations	447	427	5%	1,258	1,317	(4)%
Sales and marketing	521	508	3%	1,592	1,375	16%
Technology and development	801	746	7%	2,299	2,206	4%
General and administrative	513	519	(1)%	1,477	1,553	(5)%
Restructuring and other	69	63	10%	251	388	(35)%
Total operating expenses	$6,897	$6,456	7%	$19,942	$19,547	2%
Transaction expense rate(1)	0.89%	0.91%	**	0.89%	0.94%	**
Transaction and credit loss rate(2)	0.11%	0.08%	**	0.10%	0.08%	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

Transaction expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in millions):
Transaction expense increased $222 million, or 6%, and stayed relatively consistent, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year. The increase in transaction expense for the three and nine months ended September 30, 2025 was primarily attributable to the increase in TPV of 8% and 6%, respectively, partially offset by favorable changes in merchant mix to lower cost merchants within our Braintree products and services. The decline in transaction expense rate for the three and nine months ended September 30, 2025 compared to the same periods of the prior year was primarily attributable to a lower proportion of TPV from Braintree products and services and changes in merchant mix.

Our transaction expense rate is impacted by changes in product mix, merchant mix, regional mix, funding mix, and fees paid to payment processors and other financial institutions. The cost of funding a transaction with a credit or debit card is generally higher than the cost of funding a transaction from a bank or through internal sources such as a PayPal or Venmo account balance or our consumer credit products. The cost of funding a transaction is also impacted by the geographic region or country in which a transaction occurs, as we generally pay lower rates for transactions funded with credit or debit cards outside the U.S. For the three months ended September 30, 2025 and 2024, approximately 38% and 37%, respectively, of TPV was generated outside of the U.S. For the nine months ended September 30, 2025 and 2024, approximately 37% and 36%, respectively, of TPV was generated outside of the U.S.

Transaction and credit losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):
Transaction and credit losses increased $131 million, or 37%, and $322 million, or 32%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year.

Transaction losses increased $133 million, or 50%, and $275 million, or 35%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year. Transaction loss rate (transaction losses divided by TPV) was 0.09% and 0.08% for the three and nine months ended September 30, 2025, respectively, compared to 0.06% for both the three and nine months ended September 30, 2024. The increase in transaction losses and the associated transaction loss rate in the three and nine months ended September 30, 2025 compared to the same periods of the prior year was primarily due to an increase in losses driven by fraud incidents from our PayPal products and services.

Credit losses decreased $2 million and increased $47 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year. The components of credit losses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025(3)	2024	2025(3)	2024
Net charge-offs(1)	$90	$81	$243	$295
Reserve build (release)(2)	(4)	7	29	(70)
Credit losses	$86	$88	$272	$225
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes the reversal of allowance associated with reclassification of certain loans receivable to held for sale.

Credit losses in the three and nine months ended September 30, 2025 were primarily attributable to loan originations during the period, partially offset by the reclassification of certain loans to held for sale. Credit losses in the three and nine months ended September 30, 2024 were attributable to loan originations during the period partially offset by improvement in the credit quality of loans outstanding.

Consumer loan portfolio

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. As of September 30, 2025 and 2024, loans and interest receivable, held for sale was $1.4 billion and $471 million, respectively. In third quarter of 2025, we reclassified $574 million of U.S. consumer short-term, non-interest bearing installment loans to held for sale.

The consumer loans and interest receivable balance as of September 30, 2025 and 2024 was $5.2 billion and $5.1 billion, respectively, net of participation interest sold, representing an increase of 1%. The increase was driven primarily by growth of our installment credit products in the U.S. and Japan of approximately $225 million and $190 million, respectively, and an increase in our revolving credit product in the United Kingdom (“U.K.”) of approximately $160 million. The consumer loans and interest receivable balance was also impacted by the reclassification of our U.S. short-term, non-interest bearing installment loans to held for sale in the third quarter of 2025.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2025	2024
Percent of consumer loans and interest receivable current	96.3%	95.9%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.5%	1.7%
Net charge-off rate(2)	4.5%	4.6%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended September 30, 2025 and 2024, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the three and nine months ended September 30, 2025.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and interest and fees receivable outstanding, net of participation interest sold, as of September 30, 2025 and 2024 was $1.7 billion and $1.4 billion, respectively, reflecting an increase of 28%. The increase was due primarily to growth in our PayPal Business Loans product in the U.S. of approximately $250 million and growth in our PayPal Working Capital product portfolio, primarily from Germany, the U.S., and the U.K., of approximately $130 million.

The following table provides information regarding the credit quality of our merchant loans, advances, and interest and fees receivable balance:

	September 30,
	2025	2024
Percent of merchant loans, advances, and interest and fees receivable current	90.2%	91.3%
Percent of merchant loans, advances, and interest and fees receivable > 90 days outstanding(1)	3.5%	2.8%
Net charge-off rate(2)	7.3%	8.3%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended September 30, 2025 and 2024, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and interest and fees receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the three and nine months ended September 30, 2025.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

Customer support and operations expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):
Customer support and operations expenses increased $20 million, or 5%, and decreased $59 million, or 4%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year. The increase in the three months ended September 30, 2025 was due primarily to an increase in other operating charges, partially offset by a decline in employee-related costs and software expenses. The decrease in the nine months ended September 30, 2025 was primarily attributable to a decline in employee-related costs and software expenses, partially offset by an increase in other operating charges.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):
Sales and marketing expenses increased $13 million, or 3%, and $217 million, or 16%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year. The increase in the three months ended September 30, 2025 was due primarily to higher spend on marketing and brand advertising, including our Venmo Everything advertising campaign, partially offset by lower costs associated with Honey rewards programs. The increase in the nine months ended September 30, 2025 was primarily due to higher spend of approximately $265 million on marketing and brand advertising, including our PayPal Everywhere and Venmo Everything advertising campaigns, partially offset by lower employee-related costs and lower costs associated with Honey rewards programs.

Technology and development

Technology and development expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):
Technology and development expenses increased $55 million, or 7%, and $93 million, or 4%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year due primarily to increases in contractor and consultant costs, costs from cloud computing services utilized in delivering our products and services, and software maintenance costs. Technology and development expenses in the nine months ended September 30, 2025 were also impacted by an increase in employee-related costs, partially offset by a decline in depreciation and amortization expense.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):
General and administrative expenses decreased $6 million, or 1%, and $76 million, or 5%, in the three and nine months ended September 30, 2025 compared to the same periods of the prior year. The decrease in the three months ended September 30, 2025 was due primarily to a decline in employee-related costs, partially offset by an increase in indirect tax expense. The decrease in the nine months ended September 30, 2025 was primarily attributable to declines in employee-related costs, indirect tax expense, and contingency reserve compared to the prior period, partially offset by increases in professional services expense and costs associated with enterprise software services.

Restructuring and other

Restructuring and other for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

Restructuring and other increased $6 million and decreased $137 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year.

During the second quarter of 2025, management undertook a large-scale initiative (the “Q2 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The Q2 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud-based solutions. The plan is expected to be executed over a period of 18 to 42 months with the workforce component to be substantially completed in 2027 and the technology infrastructure component to be substantially completed in 2028. The associated restructuring charges during the three and nine months ended September 30, 2025 were de minimis and $96 million and included employee severance and benefits costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $90 million to $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the Q2 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. We expect annualized cost savings of approximately $280 million associated with the impacted workforce, including stock-based compensation, and operational costs for our technology infrastructure. We expect that we will begin to realize these cost savings upon the completion of the components of the Q2 2025 Plan, and also expect to reinvest a portion of the reduction in annual costs to drive business priorities. The timing of activities, cost, and savings estimates continue to be developed and are subject to change.

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the nine months ended September 30, 2025 were $36 million and included employee severance and benefits costs, which were completed in the third quarter of 2025. We do not anticipate cost savings in conjunction with this reduction.

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

During the three and nine months ended September 30, 2025, approximately $70 million and $122 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and nine months ended September 30, 2024, approximately $28 million and $92 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

Other income (expense), net increased $93 million and $76 million in the three and nine months ended September 30, 2025 compared to the same periods of the prior year due primarily to net gains on strategic investments in the current periods compared to net losses and impairments in the prior periods, which contributed increases of approximately $180 million and $295 million, respectively, partially offset by declines in interest income of approximately $65 million and $115 million, respectively, resulting from lower average cash and investment balances year-over-year and lower interest rates. The nine months ended September 30, 2025 was also unfavorably impacted by foreign exchange losses in the current period compared to foreign exchange gains in the prior period and an increase in interest expense due to incremental expense from the March 2025 and May 2024 debt issuances.

Income tax expense

Our effective income tax rate was 19% and 23% for the three months ended September 30, 2025 and 2024, respectively. The decrease in our effective tax rate for the three months ended September 30, 2025 compared to the same period of the prior year was due primarily to the impact of foreign income taxed at different rates, partially offset by discrete tax adjustments.

Our effective income tax rate was 19% and 23% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in our effective income tax rate for the nine months ended September 30, 2025 compared to the same period of the prior year was due primarily to discrete tax adjustments including tax effects of stock-based compensation, partially offset by the impact of foreign income taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity and access to capital to fund our global operations, including our customer protection programs, credit products, capital expenditures, investments in our business, potential acquisitions and strategic investments, stock repurchases and dividend payments, working capital, and other cash needs. We believe that our existing cash, cash equivalents, and investments, cash expected to be generated from operations, and our expected access to capital markets, together with potential external funding through third-party sources, will be sufficient to meet our cash requirements within the next 12 months and beyond.

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$12,759	$13,947
(1) Excludes assets related to funds receivable and customer accounts of $38.7 billion and $37.7 billion at September 30, 2025 and December 31, 2024, respectively.
(2) Excludes total restricted cash of nil and $1 million at September 30, 2025 and December 31, 2024, respectively, and strategic investments of $1.6 billion at both September 30, 2025 and December 31, 2024.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.1 billion and $8.5 billion at September 30, 2025 and December 31, 2024, or 56% and 61% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2024, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Global Intangible Low Taxed Income or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$4,032	$5,056
Investing activities	1,095	(768)
Financing activities	(4,009)	(4,691)
Effect of exchange rates on cash, cash equivalents, and restricted cash	245	103
Net change in cash, cash equivalents, and restricted cash	$1,363	$(300)

Operating activities

Net cash provided by operating activities declined $1.0 billion in the nine months ended September 30, 2025 compared to the same period of the prior year due primarily to changes in working capital of approximately $920 million driven primarily by a decline in current liabilities and an increase in actual cash transaction losses incurred during the period, an increase of approximately $870 million in originations of loans and interest receivable held for sale, net of sales and repayments, and an impact of approximately $300 million from net gains on strategic investments, partially offset by an increase of approximately $320 million in transaction and credit losses, and a decrease of $210 million in the accretion of discounts on investments, net of amortization premiums.

In both the nine months ended September 30, 2025 and 2024, cash paid for income taxes, net was $1.0 billion.

Investing activities

Net cash provided by investing activities increased $1.9 billion in the nine months ended September 30, 2025 compared to the same period of the prior year due primarily to an increase of approximately $2.7 billion in maturities and sales, net of purchases of investments, and an increase of approximately $700 million in principal repayments of loans receivable, net of purchases and originations, partially offset by changes related to funds receivable of approximately $1.4 billion.

Financing activities

Net cash used in financing activities decreased $682 million in the nine months ended September 30, 2025 compared to the same period of the prior year due primarily to cash inflows of approximately $1.4 billion from changes related to funds payable and amounts due to customers partially offset by a decline of approximately $850 million in borrowings under financing arrangements, net of repayments.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a positive impact of $245 million and $103 million on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2025 and 2024, respectively. The positive impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Euro and Australian dollar. The positive impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2024 was due primarily to the favorable impact of fluctuations in the exchange rate of the U.S. dollar to the British pound.

Available credit and debt

In March 2025, we issued fixed rate and floating rate notes with varying maturity dates for an aggregate principal amount of $1.5 billion. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of September 30, 2025, we had an aggregate principal amount of $10.9 billion in debt outstanding with varying maturity dates.

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

Credit ratings

As of September 30, 2025, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, there are factors that could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

CURRENT AND FUTURE CASH REQUIREMENTS

Our material cash requirements include funds to support current and potential: operating activities, credit products, customer protection programs, stock repurchases, dividend payments, strategic investments, acquisitions, other commitments, capital expenditures, and other future obligations.

Credit products

Growth in our portfolio of loans receivable increases our liquidity needs and any inability to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our credit products.

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European, U.K., and U.S. credit activities. As of September 30, 2025 and December 31, 2024, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. In the third quarter of 2025, we entered into an arrangement with a third-party which has a duration of two years and up to $7.0 billion of loans receivable sales over the term. During the nine months ended September 30, 2025 and 2024, we had net proceeds of $18.2 billion and $14.7 billion, respectively, from loans and interest receivable sold. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Capital return program

Stock repurchases

During the nine months ended September 30, 2025, we repurchased approximately $4.5 billion of our common stock in the open market under our stock repurchase program authorized in June 2022. As of September 30, 2025, a total of approximately $355 million and $15.0 billion remained available for future repurchases of our common stock under our June 2022 and February 2025 stock repurchase programs, respectively.

Implementation of dividend program

On October 28, 2025, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program and declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend will be payable on December 10, 2025, to stockholders of record of our common stock as of the close of business on November 19, 2025. Dividend payments in future quarters will be subject to and contingent upon market conditions and approval by our Board of Directors in its sole discretion.

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

As of September 30, 2025 and December 31, 2024, approximately 70% and 48%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $139 million and $101 million at September 30, 2025 and December 31, 2024, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of September 30, 2025 and December 31, 2024, we had an aggregate principal amount of $10.5 billion and $10.6 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates. As of September 30, 2025, we had an aggregate principal amount of $450 million in floating rate debt with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2025 and December 31, 2024, ¥90.0 billion (approximately $606 million) and ¥90.0 billion (approximately $574 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the three and nine months ended September 30, 2025. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at September 30, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $462 million and $380 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

Adverse changes in exchange rates of a hypothetical 10% for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $490 million and $470 million at September 30, 2025 and December 31, 2024, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of September 30, 2025 would have positively impacted income before income taxes by approximately $472 million, resulting in a net negative impact of approximately $18 million. Foreign exchange contracts in place as of December 31, 2024 would have positively impacted income before income taxes by approximately $445 million, resulting in a net negative impact of approximately $25 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of both September 30, 2025 and December 31, 2024, our strategic investments totaled $1.6 billion and represented approximately 11% and 10% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2025, which could be experienced in the near term, would have resulted in a decrease of approximately $160 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of September 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 4, 2025 (“2024 Form 10-K”) as updated by the information appearing in Part II, Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q as filed with the SEC (“Forms 10-Q”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2024 Form 10‑K and Forms 10-Q. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions from time to time that have and may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. While we continue to undertake system upgrades and re-platforming efforts designed to improve the availability, reliability, resiliency, and speed of our payments platform, these efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products, and may ultimately not be effective. A prolonged interruption of, or reduction in, the availability, speed, or functionality of our products and services could materially harm our business and financial condition. For example, in August 2025, PayPal experienced a temporary service disruption triggered by a coding error in a system update, which primarily impacted a limited number of customers and partners in Germany. In connection with this disruption, we experienced some fraudulent transaction activity for a limited time period. While our review of the incident is ongoing, we have incurred transaction losses and other expenses as a result, including claims under our protection programs, and we may be subject to increased regulatory scrutiny, fines, penalties and litigation. Frequent or persistent interruptions in or disruptions to our services could permanently harm our relationship with our customers and partners and our reputation. If any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses. These claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

We principally provide our services to customers in the European Economic Area (“EEA”) through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg and to our customers in the United Kingdom (“U.K.”) through PayPal U.K. Limited (“PayPal U.K.”), a wholly-owned subsidiary that is subject to regulation as an electronic money institution and a consumer credit firm (and registered as a crypto asset business) in the U.K. by the Financial Conduct Authority (“FCA”). PayPal (Europe) or PayPal U.K. may be subject to enforcement actions and significant fines and penalties if either violates applicable requirements. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity and certain activities of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier. PayPal (Europe) is also subject to regulation by the ECB under the oversight framework for electronic payment instruments, schemes and arrangements (“PISA”). Compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to additional supervision, potentially inconsistent interpretations, and domestic regulations by various countries in the region. Applicable regulation relating to payments, anti-money laundering, and digital services, which are key focus areas of regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks, and associated costs, and impact our ability to expand our business in Europe.

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

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”), which is available to PayPal customers and Venmo customers in certain markets. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world. Recently enacted U.S. federal stablecoin legislation provides a regulatory framework that is in the process of being implemented. While PYUSD is designed to comply with this U.S. framework, there remain uncertainties on how ongoing changes to international laws and regulations will apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs to operationalize and comply with any additional or changed requirement. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions, potential fines, penalties, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny or PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

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

Our purchase and seller protection programs (“protection programs”) are intended to reduce the likelihood of losses for consumers and merchants from unauthorized and fraudulent transactions. Our purchase protection program also protects eligible transactions where consumers do not receive the item ordered or receive an item that is significantly different from its description. We incur substantial losses from our protection programs as a result of disputes filed by our customers. While we may seek to recover losses from our protection programs from the merchant, we ultimately may not be able to fully recover such losses (for example, if the merchant is unwilling or unable to pay, the transaction involves a fraudulent merchant, or the merchant provides sufficient evidence that the item was delivered).

In addition, consumers who pay through PayPal or Venmo may have reimbursement rights from their payment card issuer, which in turn will seek recovery from us. If losses incurred by us related to payment card transactions become excessive, we could lose the ability to accept payment cards for payment, which would negatively impact our business. Regulators and card networks may also adapt error resolution and chargeback requirements to account for evolving forms of fraud, which could increase PayPal’s exposure to fraud losses and impact the scope of coverage of our protection programs. Increases in our loss rate, including as a result of changes to the scope of transactions covered by our protection programs, could negatively impact our business and results of operations. See “Note 13—Commitments and Contingencies—Protection Programs” to our condensed consolidated financial statements.

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

There can be no assurance that we will continue to repurchase stock or declare cash dividends, and stock repurchases or dividends could increase the volatility of our stock price and could diminish our cash reserves.

We engage in share repurchases of our common stock from time to time in accordance with authorizations from our Board of Directors. Our stock repurchase programs do not have expiration dates and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. In October 2025, we announced that our Board of Directors initiated a quarterly cash dividend program. Future cash dividends are subject to declaration by our Board of Directors in its sole discretion and, therefore, are subject to numerous factors including, among others, prevailing market conditions, our results of operations, financial condition and liquidity, applicable laws and agreements. Our stock repurchases and our dividends could affect the trading price of our common stock and increase volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

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

The stock repurchase activity under our stock repurchase programs during the three months ended September 30, 2025 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2025				$16,855
July 1, 2025 through July 31, 2025	7.0	$74.75	7.0	16,331
August 1, 2025 through August 31, 2025	7.3	$68.85	7.3	15,831
September 1, 2025 through September 30, 2025	7.0	$67.92	7.0	15,355
Balance as of September 30, 2025	21.3		21.3	$15,355
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.01†	Deed of Amendment in relation to the Receivables Purchase Agreement, dated as of September 23, 2025, by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and Receivables Manager), PayPal UK Ltd (as Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services Limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X

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

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	October 28, 2025	By:	/s/ Alex Chriss
Alex Chriss
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	October 28, 2025	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial and Operating Officer

Principal Accounting Officer:

Date:	October 28, 2025	By:	/s/ Christopher Natali
Christopher Natali
Vice President, Chief Accounting Officer

