Form 10-K
period 2025-12-31
PayPal Holdings, Inc.
filed 2026-02-03
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $71.3 billion based on the closing sale price as reported on the Nasdaq Global Select Market.

As of January 28, 2026, there were 920,664,542 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Trademarks, Trade Names and Service Marks
PayPal owns or has rights to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important trademarks that PayPal owns or has rights to use that appear in this Annual Report on Form 10-K include: PayPal®, PayPal Credit®, PayPal Open, Braintree, Venmo, Xoom, Hyperwallet, Honey, and Paidy, which may be registered or trademarked in the United States and other jurisdictions. PayPal’s rights to some of these trademarks may be limited to select markets. This report may contain additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with these companies.

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

ITEM 1. BUSINESS

OVERVIEW

At PayPal Holdings, Inc., our mission is to revolutionize commerce globally. Our products are designed to enable digital payments and simplify commerce experiences for consumers and merchants to make selling, shopping, and sending and receiving money simple, personalized, and secure, whether online or in-person.

We operate a global, two-sided network at scale that connects consumers and merchants with 439 million active accounts across approximately 200 markets as of December 31, 2025.

•Consumers: We provide consumers with digital wallets and other solutions that allow them to shop and pay with PayPal and Venmo—both online and in-person—manage their finances (including saving and buying and selling cryptocurrencies), and send and receive money between friends and family. When shopping, we offer consumers flexibility in how they pay, which may include a bank account, a PayPal or Venmo account balance, PayPal-branded consumer credit and debit products, other credit and debit cards, certain cryptocurrencies, or other stored value products such as gift cards, and eligible rewards.

•Merchants: We help merchants connect with customers, increase conversion rates and sales, and grow their businesses in the markets where our services are available. We provide large enterprises and small and medium businesses with online branded checkout solutions, including PayPal and Venmo; online unbranded payments processing; PayPal buy now, pay later (“BNPL”) solutions; in-person point of sale solutions; business financing; payouts capabilities; and risk tools.

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

FY 2025 FORM 10-K	4

KEY PERFORMANCE METRICS

In 2025, we processed $1.79 trillion of total payment volume (“TPV”), an increase of 7% compared to 2024, and 25.4 billion payment transactions, a decrease of 4% compared to 2024. As of December 31, 2025, we had 439 million active accounts, an increase of 1% compared to December 31, 2024.

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

OUR STRENGTHS

Our business is built on a strong foundation designed to drive profitable growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•Two-sided platform—we facilitate online and offline transactions for millions of consumers and merchants. Our relationship on both sides of a transaction enables us to utilize data to innovate and offer unique product experiences designed to remove friction, drive sales, and enhance shopping experiences.

•Trusted brands—we have built well-recognized and trusted brands, including PayPal and Venmo. Our communications and marketing efforts across multiple geographies and demographic groups play an important role in building brand visibility, usage, and overall preference among customers.

•Platform agnostic—we are technology and platform agnostic. This approach allows our merchants to offer and use a variety of our branded and unbranded payment processing solutions and business financing products, alongside other tools. We give consumers flexibility to make and receive payments using a wide variety of funding options and digital wallet solutions, including their bank account, PayPal and Venmo account balance, BNPL, certain cryptocurrencies, and debit and credit card options.

•Scale—our global scale helps us to drive organic growth. As of December 31, 2025, we had 439 million active accounts across approximately 200 markets1 around the world.

•Customer-back innovation—we are orienting and transforming our culture towards innovating in ways that benefit our customers and drive profitable growth. We have released numerous products, services, and improvements to our platform in 2025.

•Risk and compliance management—our enterprise risk and compliance management program is designed to help keep customer information secure and to help ensure we process legitimate transactions around the world, while identifying and minimizing illegal, high-risk, or fraudulent transactions.

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

FY 2025 FORM 10-K	5

CONSUMER AND MERCHANT PAYMENT SOLUTIONS

Consumer solutions

We help consumers transact securely with merchants, manage their finances, and send to and receive money from friends and family around the globe. Our goal is to create the simplest checkout experience possible for consumers online or in-person including mobile. We drive increased consumer engagement by providing them with a wide range of services to manage their finances and enhance their ability to shop online and offline. Our PayPal and Venmo branded checkout experiences allow consumers to complete purchases in just a few steps without having to enter payment and address information. We also focus on simplifying and personalizing shopping experiences for our consumers by offering tools for product discovery, price tracking, saving through deals and offers, convenient package tracking, and earning and redeeming of shopping rewards. The PayPal- and Venmo-branded debit and credit cards, as well as our contactless mobile wallet using near-field communication (“NFC”) capabilities, give consumers the ability to transact in-person through our platform and earn incentives, including cash-back rewards.

We also offer consumers person-to-person (“P2P”) payment solutions for domestic and international transfers through our PayPal, Venmo, and Xoom products and services. Our Venmo digital wallet in the United States (“U.S.”) is a leading mobile application used to move money between friends and family. Our Xoom international money transfer service enables our customers to send money to bank accounts, mobile wallets, and cash pick-up destinations around the world in a secure, fast, and cost-effective way. P2P is an important source of customer engagement and also serves as a customer acquisition channel that facilitates organic growth by enabling potential users to establish active accounts with PayPal or Venmo at the time they make or receive a P2P payment.

We offer credit products to eligible consumers in certain markets as a funding source at checkout. Our consumer credit offerings include our BNPL products in the U.S., Germany, France, United Kingdom (“U.K.”), and Australia, among other markets, and in Japan through our Paidy brand. A key attribute of our short-term BNPL products is the absence of interest or consumer late fees for missed payments in most of the geographies where we offer them. Further, we offer interest-bearing installment products for consumers in the U.S. (issued by an independent chartered financial institution) and in Germany, among other markets. In the U.S., consumers may apply for the PayPal- and Venmo-branded consumer credit cards, including the PayPal Credit revolving consumer credit product, which are issued through a partnership with an independent chartered financial institution. We offer a PayPal-issued PayPal Credit product in the U.K. We believe that our consumer credit products help us to increase engagement with consumers and merchants on our two-sided network.

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

Merchant solutions

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

Our PayPal and Venmo branded checkout experiences allow customers to complete purchases in just a few steps without having to enter payment and address information. These seamless experiences reduce cart abandonment and drive higher conversion rates for merchants. Our BNPL solutions are embedded into our branded checkout experiences, which can help increase consumer spend and enable merchants to grow sales.

Our unbranded payments processing solutions allow merchants to quickly and easily provide digital checkout online with a variety of popular ways to pay, including debit and credit cards, digital wallets, BNPL, certain cryptocurrencies, and local payment methods.

We offer a suite of value added services, including payouts, payments orchestration, and fraud prevention and risk management solutions that help reduce merchant losses through our proprietary protection programs. We also offer omnichannel solutions that allow merchants to make sales in person using our PayPal Point of Sale app, card reader, or point of sale systems.

FY 2025 FORM 10-K	6

In certain markets, we offer access to merchant financing products for eligible small and medium-sized businesses through our PayPal Working Capital (“PPWC”) and PayPal Business Loan (“PPBL”) products, which we collectively refer to as our merchant financing solutions. Our PPWC product allows businesses to access a loan or cash advance (depending on a merchant’s home country) for a fixed fee, based on their annual payment volume processed by PayPal. Our PPBL product provides businesses with access to short-term financing for a fixed fee based on an evaluation of the applying business as well as the business owner. In the U.S., these products are provided under a program agreement with an independent chartered financial institution. We believe that our merchant financing solutions enable us to deepen our engagement with our existing small and medium-sized merchants and expand services to new merchants by providing access to capital that may not be available from traditional banks or other lenders.

We generate revenues from merchants primarily by charging fees for completing their payment transactions and other payment-related services. We also earn revenues from fees earned on our merchant loans and advances and interest earned on certain assets underlying customer balances.

PROTECTING CONSUMERS AND MERCHANTS

Protecting consumers and merchants on our payments platform from financial and fraud loss is important to successfully compete and sustainably grow our business. Fraudulent activities, such as account takeovers, identity theft (including stolen financial information), and malicious activities by counterparties, represent a significant risk to consumers and merchants, as well as their payment partners. In addition to the protections afforded by applicable law, we provide consumers and merchants with protection programs for certain purchase transactions completed on our payments platform. Our protection programs help protect both consumers and merchants from financial loss resulting from, among other things, counterparty non-performance. These programs are designed to promote confidence on the part of both consumers, who will be reimbursed in certain circumstances, such as not receiving their purchased eligible item in the condition significantly as described, as well as merchants, who will receive payment in certain circumstances, such as establishing proof of shipment or delivery of an eligible item to the customer. We believe that these programs are generally consistent with or broader than protections provided by other participants in the payments industry.

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

COMPETITION

The global payments industry is highly competitive, dynamic, innovative, and subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting preferences, needs, and price sensitivity of consumers and merchants, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses combine or enter into new partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

Our business faces competition from a wide range of businesses and from all forms of physical and electronic payments. We face competition from banks and financial institutions, which provide traditional payment methods (particularly credit cards and debit cards (collectively, “payment cards”), electronic bank transfers, credit, and installment methods), payment networks that facilitate payments for payment cards or proprietary retail networks, payment card processors, and “card on file” services. We also face competition from providers offering a variety of payment products and services ranging from broader platform solutions to point solutions focused on a specific functionality or feature, including tokenized and contactless payment cards, digital wallets and mobile payments solutions, credit, installment or other buy now, pay later methods, real-time payment systems, P2P payments and money remittance services, card readers and other devices or technologies for payment at point of sale (such as contactless cards, tokenized cards, NFC based solutions, and Quick Response (“QR”) code based solutions), value added services related to payments (such as payouts, adaptive payment optimization, foreign exchange and risk solutions), virtual currencies (such as cryptocurrencies and stablecoins) and distributed ledger technologies, and tools that simplify and personalize shopping experiences for consumers and merchants. Our products and services also face competition from paper-based payments (primarily cash and checks).

FY 2025 FORM 10-K	7

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

STRATEGY

Our ability to grow revenue is affected by, among other things, the macroeconomic environment and its impact on commerce and economic growth, consumer spending patterns, adoption of digital payment methods, the growth of multiple commerce channels, the growth of mobile devices and commerce and payment applications on those devices, the growth of consumers and merchants globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, our share of digital payments, and our ability to innovate and introduce new products, services, and features that consumers and merchants value. Our strategy to drive growth in our business includes the following:

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

•Expanding our value proposition for consumers and merchants to drive daily use: by providing consumers with simple, secure, and flexible ways to shop and move money across different markets, merchants, and platforms, including offering BNPL options, purchase protection programs, and simplifying their shopping experiences; by being technology and platform agnostic; and by expanding and launching capabilities that allow consumers to shop in and pay wherever they want to make a purchase—online, in-person and through artificial intelligence (“AI”) agents; by partnering with our merchants to grow and expand their business online and offline, including offering merchants risk management and seller protection programs; and by delivering payment-adjacent capabilities.

•Unlocking the power of data: by responsibly utilizing data in our two-sided platform to personalize consumer offerings, we will create more value for our customers, improve the interconnectedness of our platform, and tap into new sources of revenue and profitable growth.

•Increasing omnichannel engagement: through the PayPal-branded debit and credit cards, rewards programs, and seamless integration into digital wallets that support in-person payments, we are giving consumers more reasons to use PayPal and Venmo for in-person as well as online (including agentic) purchases. Providing consumers more opportunities to use PayPal for omnichannel purchases will help us to drive engagement.

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

•Seeking new areas of growth: innovate the future of commerce by focusing on creating new products and services in both the digital and physical worlds, including crypto and digital currencies (such as the PayPal USD stablecoin), agentic commerce, advertising-related services, and cross-wallet interoperability through PayPal World, and finding opportunities to expand and improve upon our existing products and capabilities.

FY 2025 FORM 10-K	8

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

We have developed intuitive user interfaces, customer tools, transaction management databases, and payment network integrations on our platform designed to enable our customers to utilize our suite of products and services. Our payments platform, open application programming interfaces, and developer tools are designed to enable developers to innovate efficiently and offer robust solutions to our consumers and merchants globally, while at the same time helping to maintain the security of our customers’ information.

The technology infrastructure supporting our payments platform is designed to simplify the storage and processing of large amounts of data and facilitate the deployment and operation of large-scale global products and services whether hosted by third-party cloud service providers or our own data centers. Our technology infrastructure is designed around industry best practices intended to reduce downtime and help ensure the resiliency of our payments platform in the event of outages or catastrophic occurrences. Our payments platform incorporates multiple layers of protection for business continuity and system redundancy purposes and to help mitigate cybersecurity risks. We have a comprehensive cybersecurity program designed to protect our technology infrastructure and payments platform against cybersecurity threats, which includes regularly testing our systems to identify and address potential vulnerabilities. We continue to make multi-year investments in our technology infrastructure, including those associated with cloud-related initiatives, intended to support the scalability, resiliency, and efficiency of our payments platform. In addition, we are investing in initiatives intended to modernize our infrastructure and support future enhancements to our products and services. We strive to continually improve our technology infrastructure and payments platform to enhance the customer experience and to increase efficiency, scalability, and security.

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

RESEARCH AND DEVELOPMENT

Our total research and development expense was $1.5 billion in both 2025 and 2024 and $1.6 billion in 2023.

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

FY 2025 FORM 10-K	9

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

Payments regulation. Various laws and regulations govern the payments industry in the U.S. and internationally. In the U.S., PayPal, Inc. (a wholly-owned subsidiary) holds licenses to operate as a money transmitter (or its equivalent) in the states where such licenses are required, as well as in the District of Columbia and certain territories. These licenses include not only our PayPal-branded products and services, but also our Venmo, Hyperwallet, Xoom, and PayPal Open products and services, to the extent offered in these locations. As a licensed money transmitter, PayPal is subject to, among other requirements, restrictions on the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. In certain cases, these licenses also generally cover PayPal’s service enabling customers to buy, hold, transfer, and sell cryptocurrency directly from their PayPal or Venmo account. PayPal holds a full Bitlicense issued by the State of New York Department of Financial Services to offer cryptocurrency services in the state. Other states have enacted or are expected to enact licensing requirements relating to our cryptocurrency business. Additionally, in July 2025, Congress enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), establishing a federal framework for stablecoin regulation that includes requirements for cryptocurrency businesses, including PayPal. Congress may enact and federal agencies may adopt additional licensing or regulatory requirements relating to our cryptocurrency business.

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

In December 2025, we submitted applications to the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation to establish PayPal Bank, a proposed Utah-chartered industrial loan company. There is no assurance that our applications to establish PayPal Bank will receive regulatory approval.

FY 2025 FORM 10-K	10

Lending regulation. Our U.S. consumer short-term, interest-free, installment product is subject to federal and state laws governing consumer credit and debt collection, and PayPal holds multiple state licenses as the lender for this product. In Australia, PayPal Credit Pty Limited offers a consumer short-term, interest-free, installment product pursuant to a credit license and subject to other laws which cover the provision of financial services, credit reporting, debt collection, and privacy. PayPal’s consumer short-term, interest-free, installment products in the U.K., France, Germany, Spain, and Italy are currently generally exempt from primary consumer credit legislation but certain consumer lending, consumer protection, and banking transparency regulations apply to this activity. This will change in the E.U. markets with the implementation of the revised Consumer Credit Directive which will take effect in November 2026 and result in formerly “unregulated” credit products being generally (and subject to the principle of proportionality in particular regarding underwriting obligations) subject to the same laws as fully regulated credit. Paidy, Inc. holds multiple licenses for the issuance of its consumer installment products in Japan and is registered with the Ministry of Economy, Trade and Industry as a Comprehensive Credit Purchase Intermediary. In Canada, PayPal Canada Co. offers a consumer short-term, interest-free installment product pursuant to multiple provincial credit licenses and subject to other laws which cover consumer protection, debt collection and privacy.

Our U.S. consumer interest-bearing installment product is subject to federal and state laws and is offered by an independent chartered financial institution. PayPal holds multiple state licenses to market and service this product. PayPal’s interest-bearing installment products for consumers in Germany, Italy, and Spain are subject to applicable local laws such as consumer (lending) laws, consumer protection, or banking transparency regulations.

PayPal and Venmo co-branded consumer credit cards and the PayPal Credit revolving consumer credit product are issued by an independent chartered financial institution in the U.S., and are subject to laws and regulations governing these programs. PayPal Credit in the U.K. is a regulated, revolving consumer credit product subject to applicable local laws and regulations.

Our U.S. merchant lending products are subject to federal and state regulations and are offered by an independent chartered financial institution. Our merchant lending products offered in Germany, France, and the Netherlands are subject to the laws of Luxembourg and certain local laws, and our merchant lending cash advance product offered in the U.K. is subject to U.K. regulation. Our merchant lending product in Australia is subject to the laws of Australia.

Consumer Financial Protection Bureau (“CFPB”) and state consumer protection agencies. The CFPB and state regulators, including state attorneys general, have significant authority to regulate consumer financial products in the U.S., including consumer credit, deposits, payments, and similar products. As a large market participant of remittance transfers, we are subject to the direct supervisory authority of the CFPB. The CFPB and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may materially impact our business.

Anti-money laundering, counter-terrorist financing, and sanctions. PayPal is subject to anti-money laundering (“AML”) laws and regulations in the U.S. and other jurisdictions, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Our AML program is designed to prevent our payments platform from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control and equivalent authorities in other countries. Our AML and sanctions compliance programs, which are overseen by our AML/Bank Secrecy Act Officer, are composed of policies, procedures, and internal controls, and are designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.

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

FY 2025 FORM 10-K	11

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Many jurisdictions in which we operate have adopted or are in the process of adopting or amending data protection and privacy legislation or regulation aimed at creating and enhancing individual privacy rights and data protection obligations. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are subject to change and may subject us to increased regulatory scrutiny and business costs.

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

Artificial Intelligence regulation. We use AI and machine learning technologies in various aspects of our business, including fraud prevention, risk management, product optimization and customer service. Governments and regulators globally are increasingly focused on the oversight of AI technologies and have proposed or enacted laws aimed at ensuring transparency, fairness, and accountability. For example, the EU has adopted the Artificial Intelligence Act, which provides a comprehensive framework for regulating AI, and other jurisdictions are considering similar frameworks. Compliance with existing and emerging AI regulations may require operational changes, increased costs, or limit the use of AI in our business. Evolving interpretations or enforcement of these regulations could also affect our ability to deploy certain AI-driven features and may subject us to additional regulatory scrutiny.

Additional regulatory developments. Various regulatory agencies continue to examine and implement laws governing a wide variety of issues, including virtual currencies, identity theft, account management guidelines, disclosure rules, cybersecurity, competition, and marketing, which may impact PayPal’s business. Certain governments around the world are adopting laws and regulations pertaining to environmental, social, and governance matters, and corporate sustainability performance, transparency, and reporting (e.g., the EU Corporate Sustainability Reporting Directive, Australia’s Treasury Laws Amendment, and states such as California), as well as topical reporting and risk management disclosure requirements, such as obligations related to disclosure of the management of climate-related risks.

For additional discussion on governmental regulation affecting our business, please see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in this Form 10-K.

HUMAN CAPITAL

At PayPal, we consider the management of our global talent (human capital) to be essential to the ongoing success of our business. As of December 31, 2025, we employed approximately 23,800 people globally, with 46% in the Americas, 42% in Asia-Pacific, and 12% in Europe and the Middle East. Our global employees work predominantly full-time and represent 142 nationalities, across 28 countries, including approximately 9,600 located in the U.S. Across our workforce, we reached approximately 42% global gender diversity and 58% U.S. ethnic diversity, as of December 31, 2025.

As a leading technology company, we compete for top talent from around the world. We believe that a culture focused on employee listening and experiences that enable career growth and development are essential to the successful acquisition, development, and retention of global talent.

In 2025, we invested in our employees’ growth with programs to help employees take charge of their careers: a clear career framework, better development tools, and greater visibility into what growth looks like. With our new leadership capabilities launched, we also introduced a refreshed leadership program for our VP+ population, a program that we will expand to Senior Directors in 2026. Our employee listening informs the ongoing development of our employee programs. In addition to administering a periodic enterprise-wide survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on specific topics.

We continue to support employee well-being, including providing resources, programs, and services to support our employees’ physical, mental, and financial wellness. PayPal offers a comprehensive benefits package designed to support employees at every stage of life while also helping our employees to prepare for the future.

FY 2025 FORM 10-K	12

CORPORATE SUSTAINABILITY & IMPACT MANAGEMENT

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

AVAILABLE INFORMATION

The address of our principal executive offices is PayPal Holdings, Inc., 2211 North First Street, San Jose, California 95131. Our website is located at www.paypal.com, and our investor relations website is located at https://investor.pypl.com. From time to time, we may use our investor relations site and other online and social media channels, including the PayPal Newsroom (https://newsroom.paypal-corp.com/), the PayPal Corporate website (https://about.pypl.com), PayPal’s LinkedIn page (https://www.linkedin.com/company/paypal), PayPal’s Facebook page (https://www.facebook.com/PayPalUSA/), PayPal’s Youtube channel (https://www.youtube.com/paypal), Jamie Miller’s LinkedIn profile (https://www.linkedin.com/in/jamiesmiller/), and Steven Winoker’s LinkedIn profile (https://www.linkedin.com/in/steven-winoker-0764548/), as a means of disclosing information about the Company, including information which could be deemed to be material to investors. Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

FY 2025 FORM 10-K	13

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

Techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are continuously evolving. These attempts may not be recognized or detected until after they have been launched against a target. Unauthorized parties continuously attempt to gain access to our systems or facilities through various means, including through hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including customers, employees, and partner and vendor personnel) into disclosing user names, passwords, payment card information, multi-factor authentication application access or other sensitive information used to gain access to such systems or facilities. This information may, in turn, be used to access our customers’ confidential personal or proprietary information and financial instrument data that are stored on or accessible through our information technology (“IT”) systems and those of third parties with whom we partner. This information may also be used to execute fraudulent transactions or other activity. Numerous and evolving cybersecurity and related threats, including advanced and persisting cyberattacks, artificial intelligence (“AI”)-enabled threats, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the destruction of all or portions of our IT and infrastructure and those of third parties with whom we partner or that are part of our IT supply chain, are becoming increasingly sophisticated and complex, may be difficult to detect, and could compromise the confidentiality, availability, and integrity of the data in our systems, as well as the systems themselves.

We believe that hostile actors, who may comprise individuals, coordinated groups, sophisticated organizations, or nation-state supported entities, may target PayPal due to our name, brand recognition, types of data (including sensitive payments- and identity-related data) that customers provide to us, and the widespread adoption and use of our products and services. We have experienced from time to time, and may experience in the future, cybersecurity incidents, including breaches of our security measures, network breaches, and compromise of personally identifiable customer information due to human error, deception, malfeasance, insider threats, system errors, defects, vulnerabilities, or other issues. Any of the foregoing events may subject us to fines, penalties, regulatory or other enforcement actions, and adversely affect our business, reputation, or financial condition.

Any cybersecurity incidents, including cyberattacks or data security breaches affecting the IT or infrastructure of our customers, partners, or vendors (including data center and cloud computing providers) or of companies we acquire, could have similar negative effects.

We have experienced, and may experience in the future, breaches involving customer information for which we have notified, and may notify, regulators, customers and other third parties. These or other cybersecurity breaches and other exploited security vulnerabilities have subjected us and could further subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties. Moreover, under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information stored by us or our direct payment card processing vendors, we could be liable to the payment card issuing banks, including for their cost of issuing new cards and related expenses. While we maintain insurance to help offset the financial impact of these risks, our coverage may be insufficient to cover all our losses caused by security breaches and other damage to or unavailability of our systems.

FY 2025 FORM 10-K	14

Business interruptions or systems failures may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our systems and operations and those of our service providers and partners have experienced from time to time, and may experience in the future, business interruptions or degradation of service because of distributed denial-of-service and other cyberattacks, insider threats, hardware and software defects or malfunctions, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, public health crises (including pandemics), power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. Our corporate headquarters are located in the San Francisco Bay Area, a seismically active region in California. A catastrophic event that results in a disruption to or failure of our systems or operations could result in significant losses and require substantial recovery time and significant expenditures to resume or maintain operations. Some of our systems, including those of companies that we have acquired, are not fully redundant and any failure of these systems, including due to a catastrophic event, may lead to operational outages or delays. While we engage in disaster recovery planning and testing intended to mitigate risks from outages or delays, our planning and testing may not be effective or sufficient for all possible outcomes or events. As a provider of payments solutions, we are also subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities. Any of the foregoing risks could have a material adverse impact on our business, financial condition, and results of operations.

We have experienced, and expect to continue to experience, system failures, cyberattacks, unplanned outages, and other events or conditions that have or may interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. While we continue to undertake system upgrades and re-platforming efforts designed to improve the availability, reliability, resiliency, and speed of our platform, these efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products, and may ultimately not be effective. A prolonged interruption of, or reduction in, the availability, speed, or functionality of our products and services could materially harm our business and financial condition. For example, in August 2025, PayPal experienced a temporary service disruption triggered by a coding error in a system update, which primarily impacted a limited number of customers and partners in Germany. In connection with this disruption, we experienced some fraudulent transaction activity for a limited time period. We have incurred transaction losses and other expenses as a result, including claims under our protection programs, and this or other disruptions may subject us to increased regulatory scrutiny, fines, penalties and litigation. Frequent or persistent interruptions in or disruptions to our services could permanently harm our relationship with our customers and partners and our reputation. If any system failure or similar event results in damage to our customers or their business partners, they could seek significant compensation or contractual penalties from us for their losses. These claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

We rely on facilities, components, applications, software, and services supplied by third parties, including data center facilities and cloud data storage and processing services. From time to time, we have experienced interruptions in the provision of such facilities and services provided by these third parties. If these third parties experience operational interference or disruptions (including a cybersecurity incident), fail to perform their obligations, or breach their agreements with us, our operations could be disrupted or negatively affected, which could result in customer dissatisfaction, regulatory scrutiny, and damage to our reputation and brands, and materially and adversely affect our business. While we maintain business interruption insurance, our coverage may be insufficient to cover all our losses caused by interruptions in our service due to systems failures and similar events.

In addition, any failure to successfully implement new information systems and technologies or improvements or upgrades to existing information systems and technologies in a timely manner could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business, adversely impact our business, internal controls, results of operations, and financial condition, and ultimately cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services and, consequently, our revenues, could decline.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, including payment technologies (including real-time payments, payment card tokenization, virtual currencies, distributed ledger and blockchain technologies, and proximity payment technology such as Near Field Communication and other contactless payments); web browser technologies that enable users to easily store their payment card information for use on any retail or e-commerce

FY 2025 FORM 10-K	15

website; AI; developments in technologies supporting our regulatory and compliance obligations; and in-store, digital, agentic and social commerce.

We expect that new technologies applicable to the industries in which we operate, including the development, adoption, and use of generative AI technologies and autonomous AI agents, will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. Developing and incorporating new technologies into new and existing products and services may require significant investment, take considerable time, and may not ultimately be successful. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use of our products or of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services.

We rely in part on third parties, including some of our competitors, for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. Our ability to adapt our existing products and services to incorporate new technologies or develop future and new products and services using new technologies may be limited or restricted by industry-wide standards, platform providers, payments networks, changes to laws and regulations, changing customer expectations, third-party intellectual property rights, and other factors. If we are unable to develop and incorporate new technologies and adapt to technological changes and evolving industry standards in a timely or cost-effective manner, our business, results of operations, or reputation could be harmed.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, licensing schemes, and legal interpretations in the markets where (and relating to the industries and merchants to which) we offer services directly or through partners, including, but not limited to, those governing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy, data protection, data governance, cybersecurity, banking secrecy, digital payments, cryptocurrency, payment services (including payment processing and settlement services), lending, fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

Regulators and legislators globally continue to establish, evolve, and increase their regulatory authority, oversight, and enforcement, and it may be difficult to predict how these may be applied to our business and the way we conduct our operations. As we introduce new products and services and expand into new markets and support new industries and merchants, including through acquisitions, we expect to become subject to additional regulations, restrictions, and licensing requirements. As we expand and localize our international activities, we expect that our obligations in the markets in which we operate will continue to increase. In addition, because we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws and regulations, which may impose different, more specific, and/or conflicting obligations on us, as well as broader liability.

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may result in audits, inquiries, investigations, whistleblower complaints, and adverse media coverage; subject us to significant fines, penalties, monetary damages, injunctive relief, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to temporarily or permanently lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; lead to loss of banking and other commercial partner relationships; force us to make changes to our business practices, products, or operations; require us to engage in remediation activities; or delay planned transactions, product launches, or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple

FY 2025 FORM 10-K	16

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

We principally provide our services to customers in the European Economic Area (“EEA”) through PayPal (Europe) S.à.r.l. et Cie, S.C.A. (“PayPal (Europe)”), our wholly-owned subsidiary that is licensed and subject to regulation as a credit institution in Luxembourg, and to our customers in the United Kingdom (“U.K.”) through PayPal U.K. Limited (“PayPal U.K.”), a wholly-owned subsidiary that is subject to regulation as an electronic money institution and a consumer credit firm (and registered as a crypto asset business) in the U.K. by the Financial Conduct Authority (“FCA”). PayPal (Europe) or PayPal U.K. may be subject to enforcement actions and significant fines and penalties if they violate applicable requirements. If the business activities of PayPal (Europe) exceed certain thresholds, or if the European Central Bank (“ECB”) so determines, PayPal (Europe) may be deemed a significant supervised entity and certain activities of PayPal (Europe) would become directly supervised by the ECB, rather than by the Luxembourg Commission de Surveillance du Secteur Financier. PayPal (Europe) is also subject to regulation by the ECB under the oversight framework for electronic payment instruments, schemes and arrangements (“PISA”). Compliance with applicable laws and regulations could become more costly and operationally difficult to manage due to additional supervision, potentially inconsistent interpretations, and domestic regulations by various countries in the EEA. Applicable regulation relating to payments, anti-money laundering, and digital services, which are key focus areas of European regulators and subject to extensive new regulation, could subject us to additional and complex obligations, risks, and associated costs, and impact our ability to expand our business in Europe.

For many of our other markets outside the U.S., we provide services on a cross-border basis through PayPal Pte. Ltd., our wholly-owned subsidiary based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore (“MAS”), and in July 2023 was issued a Major Payment Institution license by the MAS under the Payment Services Act 2019. In order to maintain this license and certain other licenses or registrations we hold in certain markets, we are required to comply with applicable regulatory requirements, which have imposed and will continue to impose increasing operational complexity and costs for our Singapore and international operations. Moreover, in many non-U.S. markets (other than Singapore) where customers of PayPal Pte. Ltd. or local branches or subsidiaries subject to local regulatory supervision or oversight, as the case may be, are located, there may be uncertainty whether our Singapore-based service is subject only to Singapore law or also to other local laws, and whether such local laws might require a payment processor like us to be licensed as a payments service, bank, financial institution, or otherwise.

There are substantial costs and potential product and operational considerations involved in maintaining and renewing licenses, certifications, and approvals, and we could be subject to enforcement actions, fines, penalties, and litigation if we are found to violate any of these requirements. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any licenses, renewals, certifications, and approvals in any jurisdiction. In certain markets, we may need to rely on local banks or other partners to process payments and conduct foreign currency exchange transactions in local currency, and local regulators may use their authority, including over such local partners, to prohibit, restrict, or limit us from doing business. Any of the foregoing could, individually or in the aggregate, result in substantial additional costs, delay or preclude planned transactions, geographical expansion, or product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, or prevent or limit us from providing our products or services in a given market.

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings may subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York State Department of Financial Services as a virtual currency

FY 2025 FORM 10-K	17

business, which does not permit us to engage in securities brokerage or dealing activities. Additionally, we are a digital asset service provider under the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), which subjects us to obligations relating to our cryptocurrency business and may affect the competitive landscape for payment stablecoins. The regulatory status of particular cryptocurrencies is unclear under existing law. The evolving legislative and regulatory landscapes with respect to cryptocurrency in addition to stablecoins may subject us to additional licensing and regulatory obligations or to inquiries or investigations from various regulators and governmental authorities, and require us to change, restrict or discontinue product offerings in certain markets, implement additional and potentially costly controls, or take other actions.

In August 2023, a third-party issuer with which we have partnered commercially (the “PYUSD Issuer”) launched a U.S. dollar-denominated stablecoin named PayPal USD (“PYUSD”), which is available to PayPal customers and Venmo customers in certain markets. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world. The recently enacted GENIUS Act provides a regulatory framework that is in the process of being implemented. While PYUSD is designed to comply with this U.S. framework, there remain uncertainties on how ongoing changes to international laws and regulations will apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs and risks to operationalize and comply with any additional or changed requirements. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, or make operational errors, we could face regulatory or other enforcement actions, potential fines, penalties, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny or make operational errors or if PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

We hold our customers’ cryptocurrency assets through one or more third-party custodians. Financial and third-party risks related to our customer cryptocurrency offerings, such as inappropriate access to, theft, or destruction of cryptocurrency assets held by our custodians, insufficient insurance coverage by a custodian to fully reimburse us for such losses, a custodian’s failure to maintain effective controls over the custody and settlement services provided to us, a custodian’s inability to purchase or liquidate cryptocurrency holdings, the failure of the PYUSD Issuer to maintain sufficient reserve assets backing PYUSD, and defaults on financial or performance obligations by a custodian, banks with which the PYUSD Issuer maintains reserve assets or counterparty financial institutions, could expose us and our customers to loss and significantly harm our business, financial condition, and reputation.

We have selected custodian partners and the PYUSD Issuer, and may in the future select additional custodian partners and stablecoin issuing entities subject to regulatory oversight, capital requirements, maintenance of audit and compliance industry certifications, and cybersecurity procedures and policies. Any operational disruptions at any such custodian or issuer, or such custodians’ or issuer’s failure to safeguard cryptocurrency holdings (or reserve assets), could result in losses of customer assets, expose us to customer claims, reduce consumer confidence, harm our reputation, and materially impact our cryptocurrency product offerings and our operating results.

Custodial arrangements to safeguard cryptocurrency assets involve unique risks and uncertainties in the event of a custodian’s bankruptcy. While other types of assets and some custodied cryptocurrencies have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet definitively determined the appropriate treatment of custodial holdings of digital assets in a bankruptcy proceeding. In the event of a custodian’s bankruptcy, the lack of precedent and the highly fact-dependent nature of the determination could delay or preclude the return of custodied cryptocurrency assets to us or to our customers. Although we contractually require our custodians to segregate our customer assets and not commingle them with proprietary or other assets, we cannot assure that these contractual obligations, even if duly observed by a custodian, will be effective in preventing such assets from being treated as part of the custodian’s estate under bankruptcy or other insolvency law. In that event, our claim on behalf of such customers against a custodian’s estate for our customers’ cryptocurrency assets could be treated as a general unsecured claim against the custodian, in which case our customers could seek to hold us liable for any resulting losses.

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

FY 2025 FORM 10-K	18

products and consumer credit more broadly could result in laws or regulations requiring changes to our product offerings, policies, procedures, and operations, and restrict or limit our ability to offer credit products.

Consumer Protection

Violations of consumer protection law in applicable jurisdictions, including federal and state laws and regulations in the U.S. such as the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”), could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. We are subject to, and have paid amounts in settlement of, lawsuits alleging that our business violated the EFTA and Regulation E or otherwise advancing claims for relief relating to our business practices (e.g., that we improperly held consumer funds or otherwise improperly limited consumer accounts).

Anti-Money Laundering and Counter-Terrorist Financing; Economic and Trade Sanctions

Regulators globally continue to increase standards and expectations regarding anti-money laundering and counter-terrorist financing, and to expand the scope of existing laws and regulations to emerging products and markets, which may require us to revise or expand our compliance program globally and/or in specific jurisdictions, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Such changes could increase the costs and complexity of compliance, lead to increased friction for customers, and result in a decrease in business. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or the circumstances in which we must verify identities of customers, and any change to such obligations could result in greater compliance costs and negatively impact our business. We are also required to comply with economic and trade sanctions administered by the U.S., the European Union (“EU”) and its member states, the U.K., and other jurisdictions in which we operate. Non-compliance with anti-money laundering laws and regulations or economic and trade sanctions may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations, and damage our reputation and brands. In the ordinary course of business we may identify and voluntarily report, and have reported, potential compliance issues to regulatory authorities, including the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and our compliance history may be considered by OFAC and other regulators as part of any potential future investigation regarding our compliance with sanctions.

Privacy and Protection of Customer Data

The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, AI (including generative AI), cryptocurrency, and blockchain technology. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with applicable privacy and data protection laws relating to our collection, use, storage, transfer, or sharing of customer data with third parties could result in proceedings or actions against us by data protection authorities, other government agencies, our customers or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, damage our reputation, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers.

Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights, including with respect to the use of personal data for personalization and cross-contextual advertising. For example, numerous U.S. states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information as well as specific privacy obligations with respect to youth. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which could lead to unintended consumer confusion and may subject us to increased regulatory scrutiny and business costs.

Artificial Intelligence (AI)

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including areas such as consumer protection, intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI systems, including issues arising from both the inputs they rely on and the outputs they generate. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S. and internationally, such as U.S. state regulations and the Artificial Intelligence Act in the EU, may impose significant operational costs and limit or restrict our ability to develop,

FY 2025 FORM 10-K	19

deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

We are subject to regulatory scrutiny and may be subject to legal proceedings under antitrust and competition laws.

We are subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed or implemented business combinations, acquisitions, investments, partnerships, commercial agreements and business practices. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Companies, consumers, and government agencies have alleged, and may in the future allege, that our actions (or actions of companies with which we have commercial agreements) violate the antitrust or competition laws in the U.S. or other jurisdictions in which we operate or otherwise constitute unfair competition, or that our products and services are used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Any claims or investigations, even if without merit, may be costly to defend or respond to, involve negative publicity, cause substantial diversion of management’s time and effort, and could result in reputational harm, significant judgments, fines and other remedial actions against us, require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

We are regularly subject to general litigation, regulatory scrutiny, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our consolidated financial statements, and other matters. We expect that the number and significance of these disputes and inquiries will continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology, and as a result of expanded enforcement of certain existing laws and regulations by federal, state and local agencies. For example, there continues to be enforcement activity in connection with federal and state consumer protection laws, including suits which seek civil penalties. Investigations, changes in, or expanded enforcement of federal, state or local laws and regulations, and legal and regulatory proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, substantial diversion of management’s time and effort, negative publicity, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices or customer agreement terms in ways that may increase costs or reduce revenues, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

FY 2025 FORM 10-K	20

enforcing our proprietary rights in every jurisdiction, that our contractual arrangements will prevent or deter third parties from infringing or misappropriating our intellectual property, or that third parties will not independently develop equivalent or superior intellectual property rights. We may be required to expend significant time and resources to prevent infringement and enforce our rights, and we may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. If we are unable to prevent third parties from infringing or otherwise violating our proprietary rights, the uniqueness and value of our products and services could be adversely affected, the value of our brands could be diminished, and our business could be adversely affected. We expect to continue to license certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our proprietary rights, or significant costs incurred in doing so, could diminish the value of our intangible assets and materially harm our business.

BUSINESS AND OPERATIONS RISKS

We face substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive, dynamic, and innovative, and subject to regulatory scrutiny and oversight. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, shifting preferences, needs, and price sensitivity of consumers and merchants, and frequent introductions of new products and services. Competition also may intensify as new competitors emerge, businesses combine or enter into new partnerships, and established companies in other segments expand to become competitive with various aspects of our business.

We compete with a wide range of businesses in every aspect of our business. Some of our current and potential competitors are or may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are or may be smaller or younger companies that may be more agile in responding to regulatory and technological changes and customer preferences. Our competitors may devote greater resources to the development, promotion, and sale of products and services, and/or offer lower prices or more effectively offer their own innovative programs, products, and services. We regularly partner with other businesses, and the ability to continue developing these partnerships is important to our business. Competition for relationships with these partners is intense, and there can be no assurance that we will be able to continue to establish, grow, or maintain partner relationships. If we are unable to differentiate our products and services from those of our competitors, drive value for our customers and adoption of our products and services, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively, which could negatively impact our results of operations and financial condition.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

To process certain transactions, we must comply with applicable payment card, bank, or other network (collectively, “network”) rules. The rules govern all aspects of a transaction on the networks, including fees and other practices. From time to time, the networks have increased the fees and assessments that they charge for transactions that access their networks. Certain networks have also imposed special fees or assessments for transactions that are executed through digital wallets such as those PayPal offers. Our payment processors may have the right to pass any increases in fees and assessments on to us and to increase their own fees for processing. Any increase in interchange fees, special fees, or assessments for transactions that we pay to networks or payment processors could make our pricing less competitive, increase our operating costs, and reduce our operating income, which could materially harm our business, financial condition, and results of operations.

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

We may also be subject to fines and other penalties assessed by networks resulting from any rule violations by us or our merchants. The networks set and interpret their rules, and from time to time have alleged that various aspects of our business model violate these rules, or our agreements with the networks. Such allegations may result in significant fines, penalties, damages, or other liabilities, adversely impact benefits to us under the agreements, or require changes to our business practices that may be costly and adversely affect our business, results of operations, and financial condition. The network rules may also increase the cost of, impose restrictions on, or otherwise impact the development of, our products which may negatively affect product innovation, deployment, and adoption. The networks could adopt new operating rules or interpret or re-interpret existing rules that we or our payment processors might find difficult or impractical to follow, or costly to implement, which could require us to make significant changes to our products, increase our operational costs, and negatively impact our business.

FY 2025 FORM 10-K	21

If we become unable or limited in our ability to accept certain payment types such as debit or credit cards, our business would be materially and adversely affected.

Changes in how consumers fund their PayPal transactions could harm our business.

We pay transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, and nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, from an existing PayPal or Venmo account balance, or through our PayPal branded consumer credit products. Our financial performance is sensitive to changes in the rate at which our consumers fund payments using payment cards, which can significantly increase our costs. Although we provide consumers in certain markets with the opportunity to use their existing PayPal or Venmo account balance to fund payment transactions, some consumers may prefer to use payment cards, which may offer features and benefits not provided as part of their PayPal or Venmo accounts. Any increase in the portion of our payment volume funded using payment cards or in fees associated with our funding mix, or other events or developments that make it more difficult or costly for us to fund transactions with lower-cost funding options, could materially and adversely affect our financial performance and significantly harm our business.

Our credit products expose us to additional risks.

We offer credit products to a wide range of consumers and merchants in the U.S. and various international markets. The financial success of these products depends largely on the effective management of related risk. The credit decision-making process for our consumer credit products uses proprietary methodologies, credit algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on, among other factors, their past purchase and transaction history with PayPal or Venmo and their credit scores. Similarly, proprietary risk models and other indicators are applied to assess merchants who desire to use our merchant financing offerings to help predict their ability to repay. These risk models may not accurately predict the creditworthiness of a consumer or merchant due to inaccurate assumptions, including those related to the particular consumer or merchant, market conditions or economic environment, or limited transaction history or other data. The accuracy of these risk models and our ability to manage credit risk related to our credit products may also be affected by legal or regulatory requirements or consumer behavior, changes in the economic environment, issuing bank policies, and other factors.

We are subject to the risk that account holders who use our credit products may default on their payment obligations. The non-payment rate among account holders may increase due to, among other factors, changes to underwriting standards, risk models not accurately predicting the creditworthiness of a user, worsening economic conditions, such as recessions, economic downturns or government austerity programs, increases in prevailing interest rates, and high unemployment rates. Account holders who miss payments often fail to repay their loans, and account holders who file for protection under the bankruptcy laws generally do not repay their loans. Further, laws or regulations may limit the assessment of late fees or penalties on certain credit products, which could negatively impact our revenue share arrangement with an independent chartered financial institution with respect to our U.S. consumer credit products. Any deterioration in the performance of loans facilitated through our platform or unexpected losses on such loans may increase the risk of potential charge-offs, increase our allowance for loans and interest receivable, negatively impact our revenue share arrangement with the independent chartered financial institution, and materially and adversely affect our financial condition and results of operations.

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

FY 2025 FORM 10-K	22

determined when the loan is made and will not be affected by subsequent events such as sale, assignment, or other transfer. While a number of state attorneys general have unsuccessfully challenged these FDIC and OCC rules, there remains some uncertainty whether non-bank entities purchasing loan receivables originated by FDIC-insured, state-chartered banks may rely on federal preemption of state usury laws and other state laws. An adverse outcome of these or similar challenges, or changes to applicable laws and regulations or regulatory policy, could materially impact our U.S. PPWC and PPBL products, certain installment loan products, and our business.

We currently purchase receivables related to our U.S. PayPal-branded merchant financing offerings and certain U.S. consumer installment loan products and extend credit for our consumer and merchant products outside the U.S. through our international subsidiaries. We have entered into agreements with third parties to sell various buy now, pay later loan receivables originated by PayPal entities. The sale of future eligible receivables is subject to certain conditions. If these conditions are not satisfied or waived or if the parties are unable to fulfill their obligations under these arrangements, the sale of these receivables could be delayed and we may not realize the expected benefits of these arrangements.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including, but not limited to, networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions; unaffiliated third-party lenders to originate U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; branded debit card and savings products issued by unaffiliated banks; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (including, but not limited to, data center facilities and cloud computing, IT, and outsourced customer support, accounting, human resources, and product development functions). We are subject to additional risks inherent in engaging and relying upon third-party providers, including operational, legal, regulatory, information security, reputational, commercial, and resiliency risks. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, we are overly reliant on certain relationships, we are unable to negotiate favorable contractual terms, or we experience substantial disruptions in these relationships (including interruptions to the availability of our products and services), our operations, liquidity, results of operations, and financial results could be adversely impacted. Additionally, our relationships with third parties inherently involve a lesser degree of control over business operations, governance, and compliance (including anti-money laundering and sanctions compliance), which potentially increases our financial, legal, reputational, and operational risk.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenues and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. In certain markets, cross-border trade may represent our primary or sole offering. Cross-border trade has been and may be negatively impacted by various factors including foreign exchange rate fluctuations; changes in or new tariffs, trade disputes, barriers or restrictions threats of such actions, and the related uncertainty thereof; sanctions; import or export controls; and the interpretation and application of laws of multiple jurisdictions in the context of cross-border trade and foreign exchange. Any factors that increase the costs or uncertainty of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more expensive, difficult or impractical could reduce our cross-border transactions and volume, negatively impact our revenues and profits, and harm our business.

Failure to deal effectively with fraud, abusive behaviors, bad transactions, and negative customer experiences may increase our loss rate and could severely diminish merchant and consumer confidence in and use of our services and negatively impact our business.

We expect that third parties will continue to attempt to abuse access to and misuse our payments services to commit fraud by, among other things, creating fictitious accounts using stolen or synthetic identities or personal information, taking over customer accounts or creating fraudulent accounts, making transactions with stolen financial instruments, abusing or misusing our services for financial gain, or fraudulently inducing users of our products and services into engaging in fraudulent transactions. Due to the nature of our digital payments services, third parties may seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous improvement, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures are not effective, our business could be negatively impacted. We also incur substantial losses from erroneous transactions and situations where linked accounts designated by customers to fund PayPal transactions have insufficient funds or are otherwise unavailable to fund the payments, or the payment is initiated to an unintended recipient in error. Numerous and evolving fraud schemes and misuse of our

FY 2025 FORM 10-K	23

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

Our purchase and seller protection programs (“protection programs”) are intended to reduce the likelihood of losses for consumers and merchants from unauthorized and fraudulent transactions. Our purchase protection program also protects eligible transactions where consumers do not receive the item ordered or receive an item that is significantly different from its description. We incur substantial losses from our protection programs as a result of disputes filed by our customers. While we may seek to recover losses from our protection programs from the merchant, we ultimately may not be able to fully recover such losses.

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

We expect that users will continue to attempt to use our platform for illegal activities or improper uses, including money laundering, terrorist financing, sanctions evasion, illegal gambling or gaming, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted, trademarked or digital goods, bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or Ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a customer may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including PayPal, that are peripherally involved in the sale of infringing or allegedly infringing items by a user. While we invest in measures intended to prevent and detect illegal activities that may occur on our platform, these measures require continuous improvement and may not be effective in detecting and preventing illegal activity or improper uses, and we may be subject to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, impose additional restrictions or limitations on our business or require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business.

Acquisitions, dispositions, strategic investments, and other strategic transactions could result in operating difficulties and could harm our business.

We expect to continue to consider and evaluate a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of certain businesses, technologies, services, products, and other assets; strategic investments; and commercial and strategic partnerships (collectively, “strategic transactions”). At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic transactions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, consummating, or integrating suitable transaction opportunities. Strategic transactions may involve additional significant challenges, uncertainties, and risks, including challenges of obtaining regulatory or other approvals, integrating new employees, products, systems, technologies, operations, and business cultures; challenges associated with operating acquired businesses in markets or business areas in which we may have limited or no

FY 2025 FORM 10-K	24

experience; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity, or operational and IT resilience; failure to identify or accurately assess commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; potential exposure to new or incremental risks associated with acquired businesses and entities, strategic investments or other strategic transactions, including potential new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements, particularly with respect to companies in new or developing businesses or industries; challenges associated with dispositions of business or operations, including disruption to other parts of our business, potential loss of employees or customers, the transfer of technology and/or certain intellectual property rights to third-party purchasers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions; failure of the transaction to advance our business strategy or for its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or the incurrence of significant additional debt. Strategic transactions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.

Strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence and visibility over business operations and we may be dependent on controlling shareholders, management, or other persons or entities that may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and damage our reputation.

Our international operations subject us to increased risks, which could harm our business.

Our international operations generate a significant portion of our net revenues and subject us to significant challenges, uncertainties, and risks, including, but not limited to, local regulatory, licensing, reporting, and legal obligations; costs and challenges associated with operating in markets in which we may have limited or no experience, including adapting our products and services to local requirements and customer preferences; difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences and varying laws, regulations, and customs; differing employment practices and the existence of works councils; difficulties in hiring, retaining and integrating qualified employees and maintaining our company culture; fluctuations in foreign exchange rates; exchange control regulations; profit repatriation restrictions; changes in or new tariffs, sanctions, fines, or other trade barriers or restrictions and the related uncertainty thereof; import or export regulations; compliance with U.S. and foreign anti-bribery, anti-corruption, sanctions, anti-money laundering and counter-terrorist financing laws and regulations; the interpretation and application of laws of multiple jurisdictions; and national or regional political, economic, or social instability. In addition, some countries have enacted or are considering data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could significantly increase our operating costs.

Our international operations also may heighten many of the other risks described in this “Risk Factors” section. Any violations of the complex foreign and U.S. laws, rules and regulations that may apply to our international operations may result in lawsuits, enforcement actions, criminal actions, or sanctions against us and, our directors, officers, and employees; prohibit or require us to change our products, services and business practices; and damage our reputation. There can be no assurance that our employees, contractors, or agents will not violate applicable laws or our policies, procedures and controls designed to help ensure compliance with these laws. These risks are inherent in our international operations, may increase our costs of doing business internationally, and could materially and adversely affect our business.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as political unrest and turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), unemployment, consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal, monetary and tax policies, U.S. and international trade relationships, agreements, treaties, changes in or new tariffs and restrictive actions or threats of such actions, including an escalation of trade tensions between the U.S. and its trading partners, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, geopolitical conditions or events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our platform. In particular, recent tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength or duration of any economic volatility, slowdown, instability or recovery, whether in the U.S. or globally, or within any particular industry. These conditions could have a material adverse impact on the demand for our products and services which

FY 2025 FORM 10-K	25

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

Our reputation and brands are globally recognized, important to our business, and affect our ability to attract and retain our customers. There are numerous ways our reputation or brands could be damaged. We may experience scrutiny or criticism from customers, partners, employees, government entities, media, advocacy groups, and other influencers or stakeholders that disagree with, among other things, our product offering decisions, internal policies, or public policy positions. Damage to our reputation or our brands may result from, among other things, change to or new features, products, services, operational efforts, or terms of service, or our decisions regarding user privacy, data practices, or information security. The pervasiveness of social media may increase and compound the likelihood, speed, magnitude, and unpredictability of negative brand events. If our brands or reputation are damaged, our business and operating results may be adversely impacted.

Real or perceived inaccuracies in our key metrics may harm our reputation and negatively affect our business.

Our key metrics are calculated using internal company data based on the activity we measure on our platform and compiled from multiple systems, including systems that are internally developed or acquired through business combinations. There are inherent challenges and limitations in measuring our key metrics globally at scale. The methodologies used to calculate our key metrics require significant judgment. We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve the accuracy or relevance of our metrics. Although such adjustments may impact key metrics reported in prior periods, we generally do not update previously reported key metrics to reflect these subsequent adjustments unless the retrospective impact of process improvements or enhancements is determined by management to be material. Further, as our business evolves, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors, analysts, or customers do not consider our reported measures to be sufficient or to accurately reflect our business, we may receive negative publicity, our reputation may be harmed, and our business may be adversely impacted.

Evolving laws, regulations and stakeholder expectations with respect to environmental, social and governance matters could harm our reputation and adversely affect our business.

Various jurisdictions both in the U.S. and internationally have adopted or are developing laws, regulations and policies relating to environmental, social and governance matters (e.g., environmental sustainability and climate change) which include disclosure, reporting and diligence requirements. Compliance with these requirements may involve significant costs, and any actual or perceived failure to comply with applicable (and potentially conflicting) federal, state, local or international laws or regulations concerning environmental, social, and governance matters could subject us to fines, penalties, regulatory or other enforcement actions, and adversely affect our business or financial condition. In addition, various stakeholders, including investors, customers, employees, governmental authorities and regulators, may have differing expectations regarding environmental, social and governance matters related to us (including those supporting and opposing various environmental, social and governance matters), whose expectations and requirements are evolving and varied. Any initiatives, targets, data, or commitments we disclose with respect to these matters involve risks and uncertainties and could be difficult to achieve and costly to implement. Any actual or perceived failure or inaccuracy with respect to such initiatives, targets, data or commitments or to otherwise successfully manage investor or other stakeholder expectations on these matters could result in adverse reaction by consumers or other stakeholders (including, but not limited to, customers choosing not to use our products and services and the commencement of legal and regulatory proceedings against us), harm our reputation, and adversely affect our business, results of operation and financial condition.

If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and internationally. As part of our foreign exchange hedging activities, we regularly enter into transactions involving derivative financial instruments with various financial institutions. Certain banks and other financial institutions are also lenders under our credit facilities. While we seek to diversify counterparty risk, regularly monitor and actively manage our concentration of, and exposure to, counterparty risk, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our

FY 2025 FORM 10-K	26

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

We have incurred indebtedness, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including the need to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the funds available for other purposes, including working capital, capital expenditures, acquisitions, strategic investments, share repurchases, dividend payments, or other general corporate purposes; limits on our ability to obtain additional financing for such purposes; and the reduction of our flexibility in planning for or reacting to changes in our business, competitive pressures and market conditions.

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

Any downgrade in our credit rating or negative change in our rating outlook could increase our future borrowing costs and adversely affect our ability to obtain additional financing in the future on favorable terms or at all.

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

Specifically, the OECD has published model rules and is coordinating negotiations among participating countries with the goal of achieving consensus on significant changes to international tax rules, including the implementation of a global minimum tax rate of 15%, commonly referred to as Pillar Two. Each individual jurisdiction will need to enact minimum tax legislation which may result in various interpretations of the OECD model rules and applicable timelines. Certain countries in which we do business have enacted implementing legislation effective January 1, 2025. As additional jurisdictions enact similar legislation, transition rules expire, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years. The impact will depend on several factors including U.S and foreign tax legislation as well as our overall tax profile. A number of details around the provisions are still uncertain as the OECD and individual jurisdictions continue to issue guidance.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations for which the ultimate tax determination is uncertain. Our future

FY 2025 FORM 10-K	27

income taxes could be adversely affected by changes in our geographical mix of income and impacts of statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, including as a result of gains on our foreign exchange risk management program; by changes in tax laws, regulations, or accounting principles; or by certain discrete items. In addition, we are currently undergoing a number of investigations, audits, and reviews by tax authorities in multiple U.S. and foreign tax jurisdictions. Any adverse outcome of any such audit or review could result in unforeseen tax-related liabilities that differ from the amounts recorded in our financial statements, which may, individually or in the aggregate, materially affect our financial results in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

To improve tax compliance, a number of U.S. states, the U.S. federal government, and foreign jurisdictions have implemented and may impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce as well as companies offering digital asset services. A number of jurisdictions are also reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We have modified our systems to meet applicable requirements and expect that further modifications will be required to comply with future requirements, which may negatively impact our customer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

We may be unable to attract, retain, and develop the highly skilled employees we need to support our business.

Competition for key and other highly skilled personnel is intense, particularly for executive talent, software engineers, and other technology talent. We may be limited in our ability to recruit or hire internationally, including due to restrictive laws or policies on immigration, travel, or availability of visas for skilled workers. The loss of the services of any of our key personnel, or our inability to attract, hire, develop, motivate and retain key and other highly qualified and diverse talent, could harm our overall business and results of operations.

We are subject to risks associated with information disseminated through our products and services.

We may be subject to claims relating to information disseminated through our online services by our customers and other third parties, including, but not limited to, claims alleging defamation, libel, harassment, hate speech, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services. While we invest in measures intended to detect and block activities that may occur on our platform in violation of our policies and applicable laws, they may not be sufficiently effective in detecting and preventing the exchange of information in violation of our policies and applicable laws, which could negatively impact our business. If the laws or regulations that provide protections for online dissemination of information are invalidated, modified, or supplemented to reduce protections available to us or to increase requirements on us, we could be directly harmed and may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources and discontinuing certain product or service offerings, which could harm our business.

There can be no assurance that we will continue to repurchase stock or declare cash dividends, and stock repurchases or dividends could increase the volatility of our stock price and could diminish our cash reserves.

We engage in share repurchases of our common stock from time to time, and our stock repurchase programs do not have expiration dates and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. In October 2025, we announced the initiation of a cash dividend program. Future cash dividends are subject to declaration by our Board of Directors at its sole discretion and are therefore subject to numerous factors including, among others, prevailing market conditions, our results of operations, financial condition and liquidity, applicable laws and agreements. Our stock repurchases and our dividends could affect our share trading prices, increase its volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in our share trading price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

FY 2025 FORM 10-K	28

Our Information Security Program (“Program”) is designed to support the Company in identifying, protecting, detecting, responding to, and recovering from cybersecurity threats and incidents (collectively, “cybersecurity risks”) with the intention to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and regularly assess our Program guided by National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO standards (including ISO 27001), proprietary controls and industry best practices.

Our Program is built on a three lines of defense model integrated into our overall Enterprise Risk and Compliance Management Program (“ERCM Program”). It shares common methodologies, reporting channels, and governance processes that apply across the ERCM Program to other legal, compliance, strategic, operational, and financial risk areas. The Program is governed by the Technology, Information Security, and Privacy Risk Management Committee and overseen by our Board of Directors (“Board”) and its Risk and Compliance Committee (“R&C Committee”).

The three lines of defense model is designed to provide a structure for risk management in the first line of defense (“FLOD”), monitoring and guidance by the second line of defense (“SLOD”), and independent audit by the third line of defense (“TLOD”). Our Office of the Chief Information Security Officer oversees the Company’s information, cyber, and technology security. The Enterprise Risk Management Organization provides second line monitoring and guidance. The Technology and Information Security team serves as SLOD and provides independent oversight of our technology and cybersecurity risk mitigation practices and capabilities. As TLOD, Internal Audit independently assesses the effectiveness of our cybersecurity risk management and independently reports the results of audits to our R&C Committee to assist it in its oversight duties.

Our Program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise Information Technology (“IT”) environment;
•Regular testing of our systems to identify and address potential vulnerabilities;
•Integrated planning and preparedness activities supporting business continuity and operational resiliency;
•Security teams principally responsible for managing our (1) annual cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•24/7 monitoring and measurement of cybersecurity threats through our PayPal Cyber Defense Center (“CDC”);
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•An information training and awareness program for our employees, contractors, incident response personnel, and senior management; and
•A third-party risk management framework designed to monitor and address risks from cybersecurity incidents of service providers, suppliers, and vendors that includes due diligence over the information security and technology control environment of third parties at onboarding and periodically throughout the lifecycle of the relationship. In addition, our standard contractual terms require notification and communication from third parties in the event of a cybersecurity incident. We maintain procedures to respond to, manage and mitigate third-party cybersecurity events and vulnerabilities when identified.

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

CYBERSECURITY GOVERNANCE

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to our R&C Committee oversight of cybersecurity and other information technology risks. The R&C Committee oversees PayPal’s overall risk framework, including management’s implementation of our cybersecurity risk management program, and reports to the full Board of Directors on a regular basis on cybersecurity and information technology risk management. The R&C Committee receives quarterly reports from the Chief Information Security Officer (“CISO”) on our cybersecurity risks. Management also updates the R&C Committee, as necessary, regarding cybersecurity incidents.

FY 2025 FORM 10-K	29

Our CISO is responsible for implementing the information security strategy, security engineering, enabling business partners, and securing customer data, digital assets, and payments. His organization also monitors cyber regulation requirements and reviews impacts of new products and initiatives. Our CISO has over two decades of experience as a cybersecurity professional, including as a CISO at PayPal and four other organizations that include leading global financial services institutions and large-scale U.S. government agencies (including within the Department of Defense). He has an extensive record of success shepherding digital transformation aligned with business goals, launching cybersecurity frameworks, building security engineering teams, and ensuring protection of assets, data, privacy, and company reputation.

The R&C Committee reports to the Board regarding its activities, including those related to cybersecurity risk oversight. The Board also receives briefings at least annually from management on our Program. Board members receive presentations on cybersecurity topics from our CISO and external experts from time to time as part of our continuing education to the Board on topics relevant to their service on our Board.

Our cybersecurity teams, overseen by our CISO, are responsible for assessing and managing our risks from cybersecurity threats, including defining security policy and Board reporting of security risk. The CISO approves all security policies and oversees the identification, assessment, and management of cybersecurity risks, which is designed to provide a proactive and comprehensive approach to safeguarding our information assets. The teams have primary responsibility for our overall Program and supervise both our internal cybersecurity personnel and our external cybersecurity consultants. Our cybersecurity teams’ expertise includes cybersecurity incident response, in-depth security assessments, security emulation exercises to evaluate security profiles, security research, education and outreach, and security tool development.

Our cybersecurity teams supervise efforts to prevent, detect, mitigate, and remediate cybersecurity threats and incidents through the operation of our incident response plan and various other means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, as well as alerts and reports produced by security tools deployed in the IT environment. They also oversee, identify, and address security threats aimed at PayPal customers, employees, and partners.

ITEM 2. PROPERTIES

We own and lease various properties in the United States (“U.S.”) and other countries around the world. We use these properties for executive and administrative offices, customer services and operations centers, product development offices, and data centers. As of December 31, 2025, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	0.7	0.2	0.9
Leased facilities	1.3	1.5	2.8
Total facilities	2.0	1.7	3.7

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FY 2025 FORM 10-K	30

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

PayPal common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “PYPL.”

As of January 28, 2026, there were 3,567 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

In October 2025, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program and declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend was payable on December 10, 2025, to stockholders of record of our common stock as of the close of business on November 19, 2025. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, payments in future quarters will be subject to and contingent upon market conditions and approval by our Board of Directors at its sole discretion.

STOCK REPURCHASE ACTIVITY

In June 2022, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. In February 2025, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. This program became effective in the fourth quarter of 2025 upon completion of the June 2022 stock repurchase program.

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

The stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2025 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of September 30, 2025				$15,355
October 1, 2025 through October 31, 2025	7.8	$70.20	7.8	14,807
November 1, 2025 through November 30, 2025	7.1	$63.81	7.1	14,354
December 1, 2025 through December 31, 2025	8.2	$60.91	8.2	13,854
Balance as of December 31, 2025	23.1		23.1	$13,854
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 6. [RESERVED]

FY 2025 FORM 10-K	31

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2025 results as compared to 2024 results. For a discussion of 2024 results as compared to 2023 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2024 filed with the SEC on February 4, 2025.

BUSINESS ENVIRONMENT

THE COMPANY

At PayPal, our mission is to revolutionize commerce globally. Our products are designed to enable digital payments and simplify commerce experiences for consumers and merchants to make selling, shopping, and sending and receiving money simple, personalized, and secure, whether online or in-person. Our two-sided platform serves millions of consumers and merchants worldwide.

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

MACROECONOMIC ENVIRONMENT

A deterioration in macroeconomic conditions resulting from uncertainties and effects from tariffs, inflation, international conflicts, and interest rates could continue to increase the risk of lower consumer spending, merchant and consumer bankruptcy, insolvency, business failure, higher credit losses, foreign exchange fluctuations, or other business interruption, which may adversely impact our business. We are unable to reasonably estimate the total potential impact on our financial results that may ultimately result from such changes in the macroeconomic environment.

FY 2025 FORM 10-K	32

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our consolidated financial results for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,			Percent Increase/(Decrease)
	2025	2024	2023	2025	2024
	(In millions, except percentages and per share amounts)
Net revenues	$33,172	$31,797	$29,771	4%	7%
Operating expenses	27,107	26,472	24,743	2%	7%
Operating income	6,065	5,325	5,028	14%	6%
Operating margin	18%	17%	17%	**	**
Other income (expense), net	227	4	383	**	(99)%
Income tax expense	1,059	1,182	1,165	(10)%	1%
Effective tax rate	17%	22%	22%	**	**
Net income (loss)	$5,233	$4,147	$4,246	26%	(2)%
Net income (loss) per diluted share	$5.41	$3.99	$3.84	35%	4%
Net cash provided by operating activities	$6,416	$7,450	$4,843	(14)%	54%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

Net revenues increased $1.4 billion, or 4%, in 2025 compared to 2024 driven primarily by growth in total payment volume (“TPV”, as defined below under “Key Metrics”) of 7% and an increase in interest and fee revenue earned on our loans receivable portfolio, partially offset by the unfavorable impact of hedging activities.

Total operating expenses increased $635 million, or 2%, in 2025 compared to 2024 due primarily to an increase in transaction expense, sales and marketing expense, and transaction and credit losses, partially offset by a decline in general and administrative expense, and restructuring and other expenses.

Operating income increased $740 million, or 14%, in 2025 compared to 2024 due to the increase in net revenues, partially offset by the increase in operating expenses. Our operating margin was 18% and 17% for 2025 and 2024, respectively, reflecting the positive impact of a lower transaction expense growth rate.

Net income increased $1.1 billion, or 26%, in 2025 compared to 2024 due to the previously discussed increase in operating income of $740 million, an increase of $223 million in other income (expense), net, and a decline in income tax expense of $123 million driven primarily by discrete tax adjustments including tax effects of stock-based compensation and a non-recurring internal legal entity restructuring, partially offset by Pillar Two minimum tax expense.

IMPACT OF FOREIGN EXCHANGE RATES

We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, Canadian dollar, and Indian rupee, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. In 2025 and 2024, we generated approximately 43% of our net revenues from customers domiciled outside of the U.S. compared to 42% in 2023. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S., including those discussed under “Item 1A. Risk Factors.”

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

FY 2025 FORM 10-K	33

In the years ended December 31, 2025 and 2024, the year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Year Ended December 31,
	2025	2024
	(In millions)
Favorable (unfavorable) impact to net revenues (exclusive of hedging impact)	$339	$(18)
Hedging impact	(166)	48
Favorable impact to net revenues	173	30
(Unfavorable) favorable impact to operating expense (exclusive of hedging impact)	(162)	28
Hedging impact	(6)	—
(Unfavorable) favorable impact to operating expense	(168)	28
Net favorable impact to operating income	$5	$58

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

Additionally, in connection with transactions occurring in multiple currencies on our payments platform, we generally set our foreign exchange rates daily and may face financial exposure if we incorrectly set our foreign exchange rates or as a result of fluctuations between setting of foreign exchange rates and timing of transactions. While we have processes in place to mitigate these risks, it is impossible to eliminate the total effects of possible exposure associated with setting foreign exchange rates on our payments platform.

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

FY 2025 FORM 10-K	34

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

NET REVENUES

Our revenues are classified into the following two categories:

•Transaction revenues: Net transaction fees charged to merchants and consumers on a transaction basis based on the TPV completed on our payments platform. Growth in TPV is directly impacted by the number of payment transactions that we enable on our payments platform. We generate additional revenue from merchants and consumers: on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), when we facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their bank account or debit card, when we facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees.

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

Refer to “Part I, Item 1A, Risk Factors” in this Form 10-K for further discussion on factors that may impact our revenue.

FY 2025 FORM 10-K	35

Net revenue analysis

The components of our net revenues for the years ended December 31, 2025, 2024, and 2023 were as follows (in millions):
Transaction revenues

Transaction revenues grew $956 million, or 3%, in 2025 compared to 2024. The increase in 2025 was driven primarily by an increase of approximately $740 million and $340 million in revenue from PayPal and Venmo products and services, respectively, which was largely driven by growth in TPV and number of payment transactions, and an increase of approximately $150 million in revenue from Braintree products and services, predominantly attributable to growth in TPV despite a decline in the number of payment transactions over the same period. The increase in TPV for Braintree products and services despite a decline in the number of payment transactions is due to our strategic shift as we focus on profitable growth. Transaction revenues in 2025 were also impacted by approximately $210 million of unfavorable impact from hedging activities resulting from losses in 2025 compared to gains in 2024.

As a result of our stronger focus on profitable growth and ongoing negotiations with merchants, we experienced lower volume and transaction revenue from our Braintree offerings in the first half of 2025 followed by revenue and TPV growth in the second half of 2025.

The graphs below present the respective key metrics (in millions) for the years ended December 31, 2025, 2024, and 2023:
*Reflects active accounts at the end of the applicable period.

FY 2025 FORM 10-K	36

The following table provides a summary of related metrics:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2025	2024	2023	2025	2024
Number of payment transactions per active account	57.7	60.6	58.7	(5)%	3%
Percent of cross-border TPV(1)	12%	12%	12%	**	**
Percent of TPV generated outside of the U.S.	37%	37%	36%	**	**
(1) Cross-border TPV occurs primarily between two PayPal accounts in different countries and includes transactions initiated through our Xoom product.
** Not meaningful.

We had active accounts of 439 million and 434 million as of December 31, 2025 and 2024, respectively, an increase of 1%. Number of payment transactions was 25.4 billion and 26.3 billion for the years ended December 31, 2025 and 2024, respectively, a decrease of 4%. TPV was $1.79 trillion and $1.68 trillion for the years ended December 31, 2025 and 2024, respectively, an increase of 7%.

Transaction revenues growth was lower than the growth in TPV in 2025 due primarily to changes in product mix, merchant mix, and unfavorable impact from foreign exchange hedging activities.

Revenues from other value added services

Revenues from other value added services increased $419 million, or 14%, in 2025 compared to 2024 due primarily to an approximately $350 million increase in interest and fee revenue earned from our loans receivable portfolios as well as an increase of approximately $160 million from revenue earned from an independent chartered financial institution (“partner institution”). Revenue from the partner institution is earned primarily through a revenue share arrangement based on the economic performance of the program related to our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards, when such performance exceeds a minimum return threshold. These factors favorably impacting revenues from other value added services were partially offset by a decline of approximately $110 million from lower revenues from Honey and interest earned on certain assets underlying customer account balances resulting from lower interest rates.

Consumers that have outstanding loans and interest receivable due to our partner institution may experience hardships that result in losses recognized by the partner institution, which may result in a decrease in our revenue share earned in future periods. In the event the overall return on the PayPal branded credit programs funded by the partner institution does not meet a minimum rate of return (“minimum return threshold”) in a particular quarter, our revenue share for that period would be zero. Further, in the event the overall return on the PayPal branded credit programs managed by the partner institution does not meet the minimum return threshold as measured over four consecutive quarters and in the following quarter, we would be required to make a payment to the partner institution, subject to certain limitations. Through December 31, 2025, the overall return on the PayPal branded credit programs funded by the partner institution exceeded the minimum return threshold.

Seasonality

The Company does not experience meaningful seasonality with respect to net revenues. No individual quarter in 2025, 2024, or 2023 accounted for more than 30% of annual net revenue.

FY 2025 FORM 10-K	37

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Year Ended December 31,			Percent Increase/ (Decrease)
	2025	2024	2023	2025	2024
	(In millions, except percentages)
Transaction expense	$15,987	$15,697	$14,385	2%	9%
Transaction and credit losses	1,720	1,442	1,682	19%	(14)%
Customer support and operations	1,704	1,768	1,919	(4)%	(8)%
Sales and marketing	2,283	2,001	1,809	14%	11%
Technology and development	3,103	2,979	2,973	4%	—%
General and administrative	1,979	2,147	2,059	(8)%	4%
Restructuring and other	331	438	(84)	(24)%	**
Total operating expenses	$27,107	$26,472	$24,743	2%	7%
Transaction expense rate(1)	0.89%	0.93%	0.94%	**	**
Transaction and credit loss rate(2)	0.10%	0.09%	0.11%	**	**
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

Transaction expense increased $290 million, or 2%, in 2025 compared to 2024 due to the increase in TPV of 7%, partially offset by favorable changes in merchant mix to lower cost merchants within our Braintree products and services. The decrease in transaction expense rate in 2025 compared to 2024 was primarily attributable to a lower proportion of TPV from Braintree products and services, which generally have higher expense rates than other products and services, and changes in merchant mix.

FY 2025 FORM 10-K	38

Transaction and credit losses

Transaction losses include the expense associated with our customer protection programs, fraud, and chargebacks. Credit losses include the current expected credit losses associated with our consumer and merchant loans receivable portfolio. Our transaction and credit losses fluctuate depending on many factors, including TPV, product mix, current and projected macroeconomic conditions such as unemployment rates, retail e-commerce sales and average weekly earnings, merchant insolvency events, changes to and usage of our customer protection programs, the impact of regulatory changes, and the credit quality of loans receivable arising from transactions funded with our credit products for consumers and loans and advances to merchants. Estimating our current expected credit loss allowances for our loans receivable portfolios is an inherently uncertain process and the ultimate losses we incur may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the ultimate losses incurred. A deterioration in macroeconomic conditions or other factors beyond those considered in our estimates could result in credit losses that exceed our current estimated credit losses and adversely impact our future operating results.

The components of our transaction and credit losses for the years ended December 31, 2025, 2024, and 2023 were as follows (in millions):
Transaction and credit losses increased $278 million, or 19%, in 2025 compared to 2024.

Transaction losses were approximately $1.3 billion and $1.1 billion for 2025 and 2024, respectively, reflecting an increase of $223 million, or 20%. Transaction loss rate (transaction losses divided by TPV) was flat at 0.07% for both the years ended December 31, 2025 and 2024, compared to 0.08% in 2023. The increase in transaction losses in 2025 was primarily due to an increase in losses driven by fraud incidents impacting our PayPal products and services.

Credit losses increased $55 million in 2025 compared to 2024. The components of credit losses for the years ended December 31, 2025, 2024, and 2023 were as follows (in millions):

	Year Ended December 31,
	2025(3)	2024	2023(3)
Net charge-offs(1)	$328	$372	$549
Reserve build (release)(2)	55	(44)	(59)
Credit losses	$383	$328	$490
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.
(3) Includes changes in the allowance due to the reclassification of certain loans and interest receivable to or from held for sale.

Credit losses in the year ended December 31, 2025 were primarily attributable to loan originations during the period. Credit losses in the year ended December 31, 2024 were primarily attributable to loan originations during the period, partially offset by improvement in the credit quality of loans outstanding.

FY 2025 FORM 10-K	39

Consumer loan portfolio

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. As of December 31, 2025 and 2024, loans and interest receivable, held for sale was $1.7 billion and $541 million, respectively.

The consumer loans and interest receivable balance as of December 31, 2025 and 2024 was $5.5 billion and $5.4 billion, respectively, net of participation interest sold, reflecting an increase of 1%. The increase was driven primarily by growth of our revolving credit product in the United Kingdom (“U.K.”) of approximately $370 million and our installment credit products in the U.S. and Japan of approximately $190 million and $110 million, respectively, partially offset by the impact of the reclassification of $574 million of U.S. short-term, non-interest bearing installment loans to held for sale in the third quarter of 2025 and associated forward flow arrangement.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	December 31,
	2025	2024
Percent of consumer loans and interest receivable current	96.4%	96.6%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.4%	1.6%
Net charge-off rate(2)	4.0%	4.5%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended December 31, 2025, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the year ended December 31, 2025.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and fees receivable outstanding, net of participation interest sold, as of December 31, 2025 and 2024 was $1.8 billion and $1.5 billion, respectively, reflecting an increase of 23%. The increase was due primarily to growth of approximately $190 million in our PayPal Business Loans (“PPBL”) product in the U.S. and growth in our PayPal Working Capital (“PPWC”) product portfolio of approximately $150 million, primarily in Germany, and to a lesser extent, in the U.S. and the U.K.

The following table provides information regarding the credit quality of our merchant loans, advances, and fees receivable balance:

	December 31,
	2025	2024
Percent of merchant loans, advances, and fees receivable current	89.8%	90.4%
Percent of merchant loans, advances, and fees receivable > 90 days outstanding(1)	3.5%	2.8%
Net charge-off rate (2)	7.3%	5.3%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended December 31, 2025, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and fees receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the year ended December 31, 2025.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the consolidated financial statements, and “Item 1A. Risk Factors—Our credit products expose us to additional risks” included in this Form 10-K.

FY 2025 FORM 10-K	40

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

Customer support and operations expenses decreased $64 million, or 4%, in 2025 compared to 2024 due primarily to a decline in employee-related costs of approximately $110 million and software expenses of approximately $40 million, partially offset by an increase of approximately $80 million in other operating charges and contractors and consulting costs.

Sales and marketing

Sales and marketing includes costs incurred for customer acquisition, business development, advertising, marketing programs, and certain incentives paid to users that are not our customers and revenue share paid to partners that are not our customers.
Sales and marketing expenses increased $282 million, or 14%, in 2025 compared to 2024 due primarily to higher spend of approximately $340 million on marketing and brand advertising, including our PayPal Everywhere and Venmo Everything advertising campaigns, partially offset by lower employee-related costs of approximately $50 million.

FY 2025 FORM 10-K	41

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
Technology and development expenses increased $124 million, or 4%, in 2025 compared to 2024 due primarily to increases in contractor and consultants costs of approximately $80 million, costs from cloud computing services utilized in delivering our products and services of approximately $70 million, and software maintenance costs of approximately $60 million, partially offset by a decline in depreciation and amortization expense of approximately $50 million.

General and administrative

General and administrative includes costs incurred to provide support to our business, including legal, human resources, finance, risk and compliance, executive, and other support operations.
General and administrative expenses decreased $168 million, or 8%, in 2025 compared to 2024 due primarily to a decline in employee-related costs of approximately $120 million as well as a decline of approximately $80 million in indirect tax expense and contingency reserves.

Restructuring and other

Restructuring and other primarily consist of restructuring expenses, asset impairment charges, gain on sale of divested business, and losses on loans and interest receivable, held for sale.

FY 2025 FORM 10-K	42

Restructuring and other decreased $107 million in 2025 compared to 2024 due primarily to a decrease in restructuring charges of approximately $170 million, partially offset by an increase in net loss of approximately $60 million from fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value, and loss on sale of loans and interest receivable previously held for sale.

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud-based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component to be substantially completed in 2027 and the technology infrastructure component to be substantially completed in 2028. The associated restructuring charges during the year ended December 31, 2025 were $102 million, consisting of $96 million in employee severance and benefits costs and $6 million in other restructuring costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $90 million to $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. We expect annualized cost savings of approximately $280 million associated with the impacted workforce and operational costs for our technology infrastructure. We expect that we will begin to realize these cost savings upon the completion of the components of the 2Q 2025 Plan, and also expect to reinvest a portion of the reduction in annual costs to drive business priorities. The timing of activities, cost, and savings estimates continue to be developed and are subject to change.

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the year ended December 31, 2025 were $36 million and included employee severance and benefits costs, which were completed in the third quarter of 2025. We do not anticipate cost savings in conjunction with this reduction.

For information on restructuring plans completed prior to 2025 as well as the restructuring liabilities associated with the 2Q 2025 Plan, see “Note 17—Restructuring and Other” in the notes to the consolidated financial statements included in this Form 10-K.

Other income (expense), net

Other income (expense), net increased $223 million compared to 2024. This increase in other income (expense), net was due primarily to net gains on strategic investments in the current period compared to net losses and impairments in the prior period, which contributed an increase of approximately $450 million, partially offset by declines in interest income of approximately $150 million resulting from lower average cash and investment balances, and an increase in interest expense of approximately $60 million due to incremental expense from the March 2025 and May 2024 debt issuances.

Income tax expense

Our effective income tax rate was 17% and 22% in 2025 and 2024, respectively. The decrease in our effective income tax rate in 2025 compared to 2024 was due primarily to discrete tax adjustments including tax effects of stock-based compensation and a non-recurring internal legal entity restructuring, partially offset by Pillar Two minimum tax expense. See “Note 16—Income Taxes” to the consolidated financial statements included in this Form 10-K for more information on our effective tax rate.

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

FY 2025 FORM 10-K	43

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(In millions)
Cash, cash equivalents, and investments(1)(2)	$12,848	$13,947
(1) Excludes assets related to funds receivable and customer accounts of $38.2 billion and $37.7 billion as of December 31, 2025 and 2024, respectively.
(2) Excludes total restricted cash of nil and $1 million at December 31, 2025 and 2024, respectively, and strategic investments of $1.9 billion and $1.6 billion at December 31, 2025 and 2024, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.5 billion at December 31, 2025 and $8.5 billion at December 31, 2024, or 58% and 61%, of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2025, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Net Controlled Foreign Corporation Tested Income (“NTCI”) formally known as Global Intangible Low Taxed Income (GILTI), or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our consolidated statements of cash flows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$6,416	$7,450	$4,843
Investing activities	797	1,689	752
Financing activities	(5,958)	(8,276)	(2,993)
Effect of exchange rates on cash, cash equivalents, and restricted cash	273	(207)	76
Net change in cash, cash equivalents, and restricted cash	$1,528	$656	$2,678

Operating activities

Cash flows from operating activities includes net income adjusted for certain non-cash expenses, timing differences between expenses recognized for provision for transaction and credit losses and actual cash transaction losses incurred, originations and proceeds from repayments and sales of loans and interest receivable originally classified as held for sale, and changes in other assets and liabilities. Significant non-cash expenses for the period include depreciation and amortization and stock-based compensation. The cash impact from actual transaction losses incurred during a period is reflected as changes in other assets and liabilities. The expenses recognized during the period for provision for credit losses are estimates of current expected credit losses on our consumer and merchant credit products. Actual charge-offs of receivables related to our consumer and merchant credit products have no impact on cash from operating activities.

Net cash provided by operating activities declined $1.0 billion in 2025 compared to 2024 due primarily to an increase of approximately $1.2 billion in originations of loans receivable held for sale, net of sales and repayments, an impact of approximately $450 million from net gains on strategic investments, and an impact of approximately $230 million from stock-based compensation, partially offset by an increase of approximately $280 million in transaction and credit losses, and a decrease of $250 million in the accretion of discounts on investments, net of amortization premiums.

Cash paid for income taxes, net in 2025, 2024, and 2023 was $1.1 billion, $1.0 billion, and $2.1 billion, respectively.

FY 2025 FORM 10-K	44

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

Net cash provided by investing activities decreased $892 million in 2025 compared to 2024 due primarily to changes in funds receivable of approximately $3.2 billion, an increase of approximately $220 million in collateral posted related to derivative instruments, and an increase in purchases of property and equipment of approximately $170 million, partially offset by a decrease of approximately $1.8 billion in purchases of investments, net of maturities and sales, and a decrease of approximately $1.0 billion in purchases and originations of loans receivable, net of principal repayments.

Financing activities

Cash flows from financing activities includes proceeds from issuance of common stock, purchases of treasury stock, tax withholdings related to net share settlements of equity awards, borrowings and repayments under financing arrangements, changes in funds payable and amounts due to customers, changes in collateral received related to derivative instruments, net, borrowings and repayments under repurchase agreements, and dividend payments.

Net cash used in financing activities decreased $2.3 billion in 2025 compared to 2024 due primarily to changes related to funds payable and amounts due to customers of approximately $2.1 billion, and an increase of approximately $600 million in borrowings under financing arrangements, net of repayments, partially offset by a decline of approximately $320 million in collateral received related to derivative instruments.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign exchange rates had a positive impact of $273 million and negative impact of $207 million on cash, cash equivalents, and restricted cash during 2025 and 2024, respectively. The positive impact in 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Australian dollar and Euro. The negative impact in 2024 was primarily due to unfavorable fluctuations in the exchange rate of the U.S. dollar to the Australian dollar and, to a lesser extent, the British pound and Euro.

Available credit and debt

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of December 31, 2025, no borrowings were outstanding under the Credit Agreement and as such, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $575 million as of December 31, 2025). As of December 31, 2025, ¥90.0 billion (approximately $575 million) was drawn down under the Paidy Credit Agreement. Accordingly, at December 31, 2025, no borrowing capacity was available under the Paidy Credit Agreement.

We maintain uncommitted credit facilities in various regions throughout the world with a borrowing capacity of approximately $80 million in the aggregate, where we can withdraw and utilize the funds at our discretion for general corporate purposes. As of December 31, 2025, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

FY 2025 FORM 10-K	45

In November 2025, we established a commercial paper program that allows us to issue up to $5.0 billion of unsecured commercial paper notes (“Commercial Paper Notes”) through private placement using third-party broker-dealers (the “Commercial Paper Program”). Borrowings under the Commercial Paper Program are supported by the Credit Agreement. The Company intends to maintain availability under the Credit Agreement in an amount at least equal to the aggregate outstanding borrowings under the Commercial Paper Program. Net proceeds from the issuance of the Commercial Paper Notes may be used for general corporate purposes. The maturities of the Commercial Paper Notes may vary but may not exceed 397 days from the date of issuance. There were $200 million in Commercial Paper Notes outstanding as of December 31, 2025.

In March 2025, May 2024, June 2023, May 2022, May 2020 and September 2019, we issued fixed and floating rate notes with varying maturity dates (collectively referred to as the “Notes”). Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of December 31, 2025, we had an aggregate principal amount of $10.9 billion in debt outstanding with varying maturity dates.

For additional information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

Credit ratings

As of December 31, 2025, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, various factors could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.K. credit activities. As of December 31, 2025 and 2024, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. In 2023, we entered into a multi-year agreement with a third-party investment firm to sell loans receivable, which was amended and restated in 2024 and 2025. In 2025, we entered into an updated multi-year agreement with this third-party investment firm to extend the commitment period through March 2028 and increase the maximum loans to be sold to €65 billion. Also in 2025, we entered into an arrangement with a separate third-party investment firm which has a duration of two years and up to $7.0 billion of loans receivable sales over the term. During the years ended December 31, 2025 and 2024, we had net proceeds of $26.7 billion and $20.8 billion, respectively, of loans and interest receivable sold under these arrangements. For additional information, see “Note 1—Overview and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K.

FY 2025 FORM 10-K	46

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

Customer protection programs

The risk of losses from our customer protection programs are specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these consolidated financial statements included in this report, our transaction loss rate ranged between 0.07% and 0.08% of TPV. Historical loss rates may not be indicative of future results.

Capital return program

Stock repurchases

During the year ended December 31, 2025, we repurchased approximately $6.0 billion of our common stock in the open market under our stock repurchase programs authorized in June 2022 and February 2025. As of December 31, 2025, a total of approximately $13.9 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program. For additional information, see “Note 14—Stockholders’ Equity” to our consolidated financial statements included in this Form 10-K.

Implementation of dividend program

In October 2025, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program and declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend was payable on December 10, 2025, to stockholders of record of our common stock as of the close of business on November 19, 2025. Dividend payments in future quarters will be subject to and contingent upon market conditions and approval by our Board of Directors at its sole discretion.

Future obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2025 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash and investment portfolio and cash expected to be generated from operations.

	Purchase Obligations	Leases	Long-term Debt	Total
Payments Due During the Year Ending December 31,	(In millions)
2026	$829	$182	$1,811	$2,822
2027	699	181	1,446	2,326
2028	621	147	1,467	2,235
2029	575	125	1,815	2,515
2030	572	110	1,261	1,943
Thereafter	66	348	8,770	9,184
	$3,362	$1,093	$16,570	$21,025

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•Purchase obligation amounts include minimum purchase commitments for cloud computing services, advertising, and other goods and services entered into in the ordinary course of business.

•Lease amounts include primarily minimum rental payments under our non-cancelable operating leases predominantly for office and data center facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

FY 2025 FORM 10-K	47

•Long-term debt amounts represent the future principal and interest payments (based on contractual interest rates) on our fixed and floating-rate debt and amounts outstanding under our credit facilities. For more information, see “Note 12—Debt” to our consolidated financial statements included in this Form 10-K.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table above does not include $2.9 billion recorded in other long-term liabilities on our consolidated balance sheets as of December 31, 2025.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. Management has discussed the development, selection, and disclosure of these estimates with the Audit and Finance Committee of our Board of Directors. Our significant accounting policies, including recent accounting pronouncements, are described in “Note 1—Overview and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10‑K.

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

We establish allowances for negative customer balances and estimated transaction losses arising from processing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of eligible purchased items, purchase protection program claims, account takeovers, and bank returns and reversals. Additions to the allowance, in the form of provisions, are reflected in transaction and credit losses on our consolidated statements of income (loss). The allowances are based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving collection and write-off patterns, and the mix of transaction and loss types, as well as current and projected macroeconomic factors, as appropriate. Actual losses may vary from amounts recorded given the estimates used in determining allowances for negative customer balances and transaction losses involve judgment and uncertainties and historical loss patterns may not be predictive of future losses. Changes in loss rate assumptions could have a material impact on the allowance for transaction losses. We evaluate these assumptions and estimates on an ongoing basis and periodically update our allowance as new facts become known and events occur that may impact the ultimate settlement or recovery of losses.

FY 2025 FORM 10-K	48

We also establish an allowance for loans and interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of loans and interest receivable and includes expected credit losses from modifications of receivables to borrowers experiencing financial difficulty. Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts. As of December 31, 2025, we utilized externally published projections of forecasted U.S. unemployment rates and retail e-commerce sales and forecasted U.K. average weekly earnings, among others, over the reasonable and supportable forecast period. As of December 31, 2024, we utilized externally published projections of forecasted U.S. unemployment rates, forecasted U.S. and U.K. retail e-commerce sales, and forecasted U.K. household disposable income, among others, over the reasonable and supportable forecast period. The overall principal and interest coverage ratio as of both December 31, 2025 and 2024 was approximately 7%. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances. An increase of 1% in the principal and interest coverage ratio would increase our allowances by approximately $73 million based on the loans and interest receivable balance outstanding as of December 31, 2025.

ACCOUNTING FOR INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the NCTI tax and base erosion anti-abuse tax.

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

Based on our results for the year ended December 31, 2025, an increase in our income tax expense of $63 million would have resulted in a one-percentage point increase in our effective tax rate.

FY 2025 FORM 10-K	49

LOSS CONTINGENCIES

We are regularly involved in various claims, regulatory and legal proceedings, and investigations of potential violations by regulatory authorities. On a regular basis, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other potential violations and may revise our estimates. Due to the inherent uncertainties of legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes.

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

INTEREST RATE RISK

We are exposed to interest rate risk relating to our investment portfolio, from interest-rate sensitive assets underlying the customer balances we hold on our consolidated balance sheets as customer accounts, and a portion of our debt.

FY 2025 FORM 10-K	50

As of December 31, 2025 and 2024, approximately 63% and 48%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding restricted cash and strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $171 million and $101 million at December 31, 2025 and 2024, respectively. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of December 31, 2025 and 2024, we had an aggregate principal amount of $10.4 billion and $10.6 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and declining in periods of increasing interest rates. As of December 31, 2025, we had an aggregate principal amount of $450 million in floating rate debt with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the year ended December 31, 2025.

As of both December 31, 2025 and 2024, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2025 and 2024, ¥90.0 billion (approximately $575 million) and ¥90.0 billion (approximately $574 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the period. For additional information, see “Note 12—Debt” in the notes to the consolidated financial statements included in this Form 10-K.

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

FOREIGN EXCHANGE RISK

We have significant operations internationally that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, Canadian dollar, and Indian rupee, which subject us to foreign exchange risk and may adversely impact our financial results. We transact in various foreign currencies and have significant international revenues and expenses. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations, and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. We are generally a net receiver of foreign currencies and therefore benefit from a weakening of the United States (“U.S.”) dollar, and are adversely affected by a strengthening of the U.S. dollar, relative to foreign currencies. We considered the historical trends in foreign exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.

We have a foreign currency exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign exchange contracts. These foreign exchange contracts are accounted for as derivative instruments; for additional details related to our foreign exchange contracts, please see “Note 10—Derivative Instruments” in the notes to the consolidated financial statements included in this Form 10-K.

FY 2025 FORM 10-K	51

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

If the U.S. dollar weakened by a hypothetical 10% at December 31, 2025 and 2024, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $456 million and $380 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

A hypothetical adverse change of 10% in exchange rates for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $547 million and $470 million at December 31, 2025 and 2024, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of December 31, 2025 would have positively impacted income before income taxes by approximately $476 million, resulting in a net negative impact of approximately $71 million. Foreign exchange contracts in place as of December 31, 2024 would have positively impacted income before income taxes by approximately $445 million, resulting in a net negative impact of approximately $25 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of December 31, 2025 and 2024, our strategic investments totaled $1.9 billion and $1.6 billion, respectively, and represented approximately 13% and 10% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of December 31, 2025, which could be experienced in the near term, would have resulted in a decrease of approximately $190 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements covering the years ended December 31, 2025, 2024, and 2023 and accompanying notes listed in Part IV, Item 15(a)(1) of this Form 10‑K are included in this report.

FY 2025 FORM 10-K	52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Form 10-K.

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

During the quarter ended December 31, 2025, each of the following Section 16 officers adopted an equity trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b-1(c) under the Exchange Act:
•Frank Keller, Executive Vice President, General Manager – Large Enterprise and Merchant Platform Group, adopted a trading plan on October 30, 2025. The trading plan is scheduled to expire no later than December 15, 2026 with approximately 62,100 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.
•Suzan Kereere, President, Global Markets, adopted a trading plan on November 14, 2025. The trading plan is scheduled to expire no later than March 10, 2027 with approximately 82,100 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.
•Christopher Natali, Senior Vice President, Chief Accounting Officer, adopted a trading plan on November 18, 2025. The trading plan is scheduled to expire no later than December 5, 2026 with approximately 8,000 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

FY 2025 FORM 10-K	53

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

FY 2025 FORM 10-K	54

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Balance Sheets	58
Consolidated Statements of Income (Loss)	59
Consolidated Statements of Comprehensive Income (Loss)	60
Consolidated Statements of Stockholders’ Equity	61
Consolidated Statements of Cash Flows	62
Notes to Consolidated Financial Statements	64

2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	120
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K	121
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.

FY 2025 FORM 10-K	55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PayPal Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PayPal Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

FY 2025 FORM 10-K	56

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

Allowance for Certain Consumer Loans Receivable

As described in Notes 1 and 11 to the consolidated financial statements, the total allowance for consumer loans receivable was $369 million as of December 31, 2025. The allowance for consumer loans receivable is primarily based on expectations of credit losses using historical lifetime loss data and incorporates macroeconomic forecasts applied to the portfolio. The consumer loss models incorporate various portfolio attributes including geographic region, loan term, delinquency, credit rating, vintage, and for the revolving credit portfolio, macroeconomic factors such as forecasted trends in average weekly earnings. For certain consumer loans, the forecasted macroeconomic factors are sourced externally, using probability weighted multiple economic scenarios considering the economic conditions applicable to a particular period.

The principal considerations for our determination that performing procedures relating to the allowance for certain consumer loans receivable is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to certain consumer loss models, and for the revolving credit portfolio, the macroeconomic factors related to the forecasted trends in average weekly earnings, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for certain consumer loans receivable, including controls over certain consumer loss models, and for the revolving credit portfolio, the macroeconomic factors related to the forecasted trends in average weekly earnings. These procedures also included, among others (i) testing management’s process for developing the allowance for certain consumer loans receivable; (ii) testing the completeness and accuracy of certain data used in certain consumer loss models; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of certain consumer loss models used by management and (b) for the revolving credit portfolio, the reasonableness of macroeconomic factors related to the forecasted trends in average weekly earnings.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 3, 2026

We have served as the Company’s auditor since 2000.

FY 2025 FORM 10-K	57

PayPal Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$8,049	$6,662
Short-term investments	2,373	4,262
Accounts receivable, net	840	984
Loans and interest receivable, held for sale	1,726	541
Loans and interest receivable, net of allowances of $539 and $461 as of December 31, 2025 and 2024, respectively	6,746	6,422
Funds receivable and customer accounts	38,198	37,671
Prepaid expenses and other current assets	1,827	1,664
Total current assets	59,759	58,206
Long-term investments	4,330	4,583
Property and equipment, net	1,700	1,508
Goodwill	10,864	10,837
Intangible assets, net	208	326
Other assets	3,312	3,265
Total assets	$80,173	$78,725
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$240	$227
Funds payable and amounts due to customers	40,198	39,671
Accrued expenses and other current liabilities	6,005	5,592
Total current liabilities	46,443	45,490
Other long-term liabilities	3,487	2,939
Long-term debt	9,987	9,879
Total liabilities	59,917	58,308
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 920 and 993 shares outstanding as of December 31, 2025 and 2024, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 423 and 337 shares as of December 31, 2025 and 2024, respectively	(33,138)	(27,085)
Additional paid-in-capital	21,582	20,705
Retained earnings	32,470	27,347
Accumulated other comprehensive income (loss)	(658)	(550)
Total equity	20,256	20,417
Total liabilities and equity	$80,173	$78,725
The accompanying notes are an integral part of these consolidated financial statements.

FY 2025 FORM 10-K	58

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In millions, except for per share amounts)
Net revenues	$33,172	$31,797	$29,771
Operating expenses:
Transaction expense	15,987	15,697	14,385
Transaction and credit losses	1,720	1,442	1,682
Customer support and operations	1,704	1,768	1,919
Sales and marketing	2,283	2,001	1,809
Technology and development	3,103	2,979	2,973
General and administrative	1,979	2,147	2,059
Restructuring and other	331	438	(84)
Total operating expenses	27,107	26,472	24,743
Operating income	6,065	5,325	5,028
Other income (expense), net	227	4	383
Income before income taxes	6,292	5,329	5,411
Income tax expense	1,059	1,182	1,165
Net income (loss)	$5,233	$4,147	$4,246

Net income (loss) per share:
Basic	$5.46	$4.03	$3.85
Diluted	$5.41	$3.99	$3.84

Weighted average shares:
Basic	959	1,029	1,103
Diluted	968	1,039	1,107
The accompanying notes are an integral part of these consolidated financial statements.

FY 2025 FORM 10-K	59

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net income (loss)	$5,233	$4,147	$4,246
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”)	117	(218)	(156)
Tax (expense) benefit on foreign CTA, net	(3)	14	—
Net investment hedges CTA gains, net	—	122	192
Tax expense on net investment hedges CTA gains, net	—	(29)	(44)
Unrealized (losses) gains on cash flow hedges, net	(257)	203	(167)
Tax benefit (expense) on unrealized (losses) gains on cash flow hedges, net	36	(10)	8
Unrealized (losses) gains on available-for-sale debt securities, net	(1)	148	457
Tax (expense) benefit on unrealized gains (losses) on available-for-sale debt securities, net	—	(34)	(108)
Other comprehensive income (loss), net of tax	(108)	196	182
Comprehensive income (loss)	$5,125	$4,343	$4,428
The accompanying notes are an integral part of these consolidated financial statements.

FY 2025 FORM 10-K	60

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
Balances at December 31, 2022	1,136	$(16,079)	$18,327	$(928)	$18,954	$20,274
Net income	—	—	—	—	4,246	4,246
Foreign CTA	—	—	—	(156)	—	(156)
Net investment hedge CTA gains, net	—	—	—	192	—	192
Tax expense on net investment hedges CTA gains, net	—	—	—	(44)	—	(44)
Unrealized losses on cash flow hedges, net	—	—	—	(167)	—	(167)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	8	—	8
Unrealized gains on available-for-sale debt securities, net	—	—	—	457	—	457
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(108)	—	(108)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	9	—	(130)	—	—	(130)
Common stock repurchased	(74)	(5,046)	—	—	—	(5,046)
Treasury stock reissuance	1	80	—	—	—	80
Stock-based compensation	—	—	1,445	—	—	1,445
Balances at December 31, 2023	1,072	$(21,045)	$19,642	$(746)	$23,200	$21,051
Net income	—	—	—	—	4,147	4,147
Foreign CTA	—	—	—	(218)	—	(218)
Tax benefit on foreign CTA	—	—	—	14	—	14
Net investment hedge CTA gains, net	—	—	—	122	—	122
Tax expense on net investment hedges CTA gains, net	—	—	—	(29)	—	(29)
Unrealized gains on cash flow hedges, net	—	—	—	203	—	203
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(10)	—	(10)
Unrealized gains on available-for-sale debt securities, net	—	—	—	148	—	148
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(34)	—	(34)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	13	—	(263)	—	—	(263)
Common stock repurchased	(92)	(6,053)	—	—	—	(6,053)
Treasury stock reissuance	—	13	—	—	—	13
Stock-based compensation	—	—	1,326	—	—	1,326
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	5,233	5,233
Foreign CTA	—	—	—	117	—	117
Tax expense on foreign CTA	—	—	—	(3)	—	(3)
Unrealized losses on cash flow hedges, net	—	—	—	(257)	—	(257)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	36	—	36
Unrealized losses on available-for-sale debt securities, net	—	—	—	(1)	—	(1)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	13	—	(258)	—	—	(258)
Common stock repurchased	(86)	(6,053)	—	—	—	(6,053)
Cash dividends declared ($0.14 per share)	—	—	—	—	(130)	(130)
Stock-based compensation	—	—	1,135	—	—	1,135
Balances at December 31, 2025	920	$(33,138)	$21,582	$(658)	$32,470	$20,256
The accompanying notes are an integral part of these consolidated financial statements.

FY 2025 FORM 10-K	61

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$5,233	$4,147	$4,246
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,720	1,442	1,682
Depreciation and amortization	963	1,032	1,072
Stock-based compensation	1,002	1,230	1,475
Deferred income taxes	217	231	(668)
Net (gains) losses on strategic investments	(162)	285	(201)
Gain on divestiture of business, excluding transaction costs	—	—	(356)
Accretion of discounts on investments, net of amortization of premiums	(83)	(335)	(367)
Adjustments to loans and interest receivable, held for sale	193	125	53
Other	(287)	(3)	(104)
Originations of loans receivable, held for sale	(36,730)	(24,498)	(11,470)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	35,414	24,352	10,795
Changes in assets and liabilities:
Accounts receivable	144	85	(114)
Transaction loss allowance for cash losses, net	(1,318)	(1,131)	(1,188)
Other current assets and non-current assets	(493)	(393)	(116)
Accounts payable	4	83	7
Other current liabilities and non-current liabilities	599	798	97
Net cash provided by operating activities	6,416	7,450	4,843
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(201)	(424)	—
Maturities of reverse repurchase agreements	288	337	—
Purchases of property and equipment	(852)	(683)	(623)
Proceeds from sales of property and equipment	3	1	45
Purchases and originations of loans receivable	(20,190)	(21,807)	(25,198)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	19,688	20,272	26,660
Purchases of investments	(20,399)	(26,209)	(21,980)
Maturities and sales of investments	22,933	26,962	24,295
Proceeds from divestiture of business, net of cash divested	—	—	466
Funds receivable	(303)	2,908	(2,943)
Collateral posted related to derivative instruments, net	(149)	73	(56)
Other	(21)	259	86
Net cash provided by investing activities	797	1,689	752
Cash flows from financing activities:
Borrowings from repurchase agreements	2,949	656	—
Repayments of repurchase agreements	(2,949)	(656)	—
Proceeds from issuance of common stock	117	95	127
Purchases of treasury stock	(6,052)	(6,047)	(5,002)
Tax withholdings related to net share settlements of equity awards	(383)	(351)	(257)
Borrowings under financing arrangements	2,637	1,546	1,528
Repayments under financing arrangements	(2,155)	(1,661)	(1,053)
Funds payable and amounts due to customers	174	(1,954)	1,861
Collateral received related to derivative instruments and reverse repurchase agreements, net	(160)	156	(197)
Payments of dividends to stockholders	(130)	—	—
Other	(6)	(60)	—
Net cash used in financing activities	(5,958)	(8,276)	(2,993)

FY 2025 FORM 10-K	62

PayPal Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	273	(207)	76
Net change in cash, cash equivalents, and restricted cash	1,528	656	2,678
Cash, cash equivalents, and restricted cash at beginning of period	22,490	21,834	19,156
Cash, cash equivalents, and restricted cash at end of period	$24,018	$22,490	$21,834

Supplemental cash flow disclosures:
Cash paid for interest	$406	$366	$331
Cash paid for income taxes, net	$1,099	$1,027	$2,118

The table below reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$8,049	$6,662	$9,081
Short-term and long-term investments	—	1	3
Funds receivable and customer accounts	15,969	15,827	12,750
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$24,018	$22,490	$21,834
The accompanying notes are an integral part of these consolidated financial statements.

FY 2025 FORM 10-K	63

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW AND ORGANIZATION

PayPal Holdings, Inc. (“PayPal,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware in January 2015. At PayPal, our mission is to revolutionize commerce globally. Our products are designed to enable digital payments and simplify commerce experiences for consumers and merchants to make selling, shopping, and sending and receiving money simple, personalized, and secure, whether online or in-person. Our two-sided platform serves millions of consumers and merchants worldwide.

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of December 31, 2025 and December 31, 2024, no VIEs qualified for consolidation as the structures of these entities do not provide us with both the ability to direct activities that would significantly impact their economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As of December 31, 2025 and December 31, 2024, the carrying value of our investments in nonconsolidated VIEs that are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities was $202 million and $187 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our consolidated balance sheets. Our maximum exposure to loss related to these nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both December 31, 2025 and 2024.
Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2025.

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

FY 2025 FORM 10-K	64

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

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries, underlying funds receivable and customer accounts, short-term and long-term investments, under the fair value option as further discussed in “Note 9—Fair Value Measurement of Assets and Liabilities.” The changes in fair value related to initial measurement and subsequent changes in fair value are included as a component of other income (expense), net on our consolidated statements of income (loss).

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

FY 2025 FORM 10-K	65

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable, net

Accounts receivable is primarily related to revenue earned from customers and is reduced by an allowance for credit losses. In estimating expected credit losses on accounts receivable, we assume that current conditions at the balance sheet date remain unchanged over the life of these short-term assets. For the years ended December 31, 2025 and 2024, the allowance for credit losses was not significant. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

Loans and interest receivable, held for sale

When PayPal has the intent to sell loans to third-party investors they are classified as loans and interest receivable, held for sale on our consolidated balance sheets and reported at the lower of cost or fair value, determined on an aggregate basis, with valuation changes and any associated charge-offs recorded in restructuring and other on our consolidated statements of income (loss). Interest income on interest bearing held-for-sale loans is accrued and recognized based on the contractual rate of interest.

Once PayPal makes the decision to sell loans classified as held for investment, they are reclassified from loans and interest receivable, net to loans and interest receivable, held for sale. When loans are reclassified to held for sale, any previously recorded allowance for credit losses is reversed, resulting in a decrease in transaction and credit losses on our consolidated statements of income (loss). The loan is then recorded consistent with loans held for sale.

Sales of loan receivables to third-party investors are accounted for as a true sale based on our determination that these receivables met all the necessary criteria for such accounting including legal isolation for transferred assets, ability of the transferee to pledge or exchange the transferred assets without constraint, and the transfer of control, and thus, we no longer record these receivables on our consolidated financial statements. We also conclude that our continuing involvement in the arrangement does not invalidate this determination. We retain the servicing rights on loans that are sold to third-party investors and we receive a market-based servicing fee for servicing the sold loans.

Loans and interest receivable, net

When PayPal has the intent and ability to hold loans for the foreseeable future or until maturity or payoff they are classified as loans and interest receivable, net on our consolidated balance sheets and are reported at their outstanding balances, net of any participation interests sold, unamortized deferred origination fees and costs, and allowance for expected credit losses.

Loans and interest receivable, net represents consumer loans originated under our revolving credit products (PayPal Credit) and our installment credit products (which we also refer to as our buy now, pay later (“BNPL”) products), and merchant receivables originated under our PayPal Working Capital (“PPWC”) product and PayPal Business Loan (“PPBL”) product.

In the U.S., our consumer interest-bearing installment products, PPWC, and PPBL are provided under a program agreement we have with an independent chartered financial institution (“partner institution”). The partner institution extends credit to consumers for interest-bearing installment products and to merchants for the PPWC and PPBL products, and we purchase the related receivables originated by the partner institution. In the U.S., we extend certain short-term, interest-free, installment loans to consumers through a U.S. subsidiary. For our international consumer credit products, we extend credit in the U.K and the rest of Europe through our U.K. subsidiary and Luxembourg banking subsidiary, respectively, and in Australia and Japan, through local subsidiaries. For our merchant finance products outside the U.S., we extend working capital advances and loans in the U.K. and rest of Europe through our U.K. subsidiary and Luxembourg banking subsidiary, respectively, and working capital loans in Australia through an Australian subsidiary.

As part of our arrangement with the partner institution in the U.S., we sell back a participation interest in the pool of receivables for the consumer interest-bearing installment products, PPWC, and PPBL. The partner institution has no recourse against us related to their participation interests for failure of debtors to pay when due. The participation interests held by the partner institution have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with this pool of receivables. All risks of loss are shared pro rata based on participation interests held among all participating stakeholders. We account for the asset transfer as a sale and derecognize the portion of the participation interests for which control has been surrendered. For this arrangement, gains or losses on the sale of the participation interests are not material as the carrying amount of the participation interest sold approximates the fair value at time of transfer. We retain the servicing rights for the entire pool of consumer receivables outstanding and receive a market-based service fee for servicing the assets underlying the participation interest sold.

FY 2025 FORM 10-K	66

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of our consumer relationships require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

In certain instances where a merchant is able to demonstrate that it is experiencing financial difficulty, there may be a modification of the loan or advance and the related fee receivable for which it is probable that, without modification, we would be unable to collect all amounts due.
Another partner institution is the exclusive issuer of the PayPal Credit consumer financing program in the U.S., which also includes PayPal and Venmo branded credit cards. We do not hold an ownership interest in the receivables generated through the program and therefore, do not record these receivables on our consolidated financial statements. PayPal earns a revenue share on the portfolio of consumer receivables owned by the partner institution, which is recorded in revenues from other value added services on our consolidated statements of income (loss).

If PayPal no longer intends to sell loans and interest receivable, held for sale, such loans would be reclassified to loans and interest receivable, net. When a loan is reclassified as held for investment, any amounts previously recorded in order to measure the loan at the lower of cost or fair value are reversed within restructuring and other on our consolidated statements of income (loss) and the loan is recorded consistent with loans held for investment.

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

The allowance for consumer loans and interest receivable is primarily based on expectations of credit losses using historical lifetime loss data and incorporates macroeconomic forecasts applied to the portfolio. The consumer loss models incorporate various portfolio attributes including geographic region, loan term, delinquency, credit rating, vintage, and for the revolving credit portfolio, macroeconomic factors such as forecasted trends in average weekly earnings starting in the second quarter of 2025 and utilizing household disposable income and retail e-commerce sales through the first quarter of 2025. The forecasted macroeconomic factors are sourced externally, using probability weighted multiple economic scenarios for most consumer loan portfolios starting in the second quarter of 2025 (and through the first quarter of 2025 a single scenario), that we believe are most appropriate to the economic conditions applicable to a particular period. The change to multiple macroeconomic scenarios did not have a material impact on the provision for the year ended December 31, 2025. For both 2025 and 2024, the reasonable and supportable forecast period for revolving products and installment products (not classified as held for sale) that we have included in our projected loss rates, which approximates the estimated life of the loans, was approximately 5 years and 7 months to 3.5 years, respectively. Projected loss rates (inclusive of historical loss data and for the revolving credit portfolio, macroeconomic factors) are applied to the principal amount of our consumer receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses, such as expectations of macroeconomic conditions not captured in the loss models for our installment products. The allowance for current expected credit losses on interest and fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

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

FY 2025 FORM 10-K	67

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The allowance for merchant loans, advances, and fees receivable is primarily based on expectations of credit losses using historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio. The merchant loss models incorporate various portfolio attributes including geographic region, first borrowing versus repeat borrowing, delinquency, internally developed risk ratings, and vintage, as well as macroeconomic factors such as forecasted trends in unemployment rates and retail e-commerce sales. The forecasted macroeconomic factors are sourced externally, using probability weighted multiple economic scenarios starting in the second quarter of 2025 (and through the first quarter of 2025, a single scenario) that we believe are most appropriate to the economic conditions applicable to a particular period. The change to multiple macroeconomic scenarios did not have a material impact on the provision for the year ended December 31, 2025. The reasonable and supportable forecast period for merchant products that we have included in our projected loss rates for 2025 and 2024, which approximates the estimated life of the loans, was approximately 2.5 to 3.5 years. Projected loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our merchant receivables. We also include qualitative adjustments that incorporate incremental information not captured in the quantitative estimates of our current expected credit losses. The allowance for current expected credit losses on fees receivable is determined primarily by applying loss curves to each portfolio by geography, delinquency, and period of origination, among other factors.

For merchant loans and advances, the determination of delinquency is based on the current expected or contractual repayment period of the loan or advance and fixed fee payment as compared to the original expected or contractual repayment period. We charge off the receivables outstanding under our PPBL product when the repayments are 180 days past the contractual repayment date. We charge off the receivables outstanding under our PPWC product when the repayments are 180 days past our expectation of repayments and the merchant has not made a payment in the last 60 days, or when the repayments are 360 days past due regardless of whether the merchant has made a payment in the last 60 days. Charge-offs are recorded as a reduction to our allowance for loans and interest receivable and subsequent recoveries, if any, are recorded as an increase to the allowance for loans and interest receivable.

Customer accounts

We hold all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on our consolidated balance sheets as a liability classified as amounts due to customers. Certain jurisdictions where PayPal operates require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we restrict the use of the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts on our consolidated balance sheets. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers. Customer funds for which PayPal does not have a present right to obtain the related economic benefits or restrict others’ access to those benefits are not reflected on our consolidated balance sheets. These funds include U.S. dollar funds which are deposited at one or more third-party financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and are eligible for FDIC pass-through insurance (subject to applicable limits).

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.K. credit activities. As of December 31, 2025 and 2024, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. At the time PayPal’s management designates the European customer balances held in our Luxembourg banking subsidiary to be used to extend credit, the balances are classified as cash and cash equivalents and no longer classified as customer accounts on our consolidated balance sheets. The remaining assets underlying the customer balances remain separately classified as customer accounts on our consolidated balance sheets. We identify these customer accounts separately from corporate funds and maintain them in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. Customer balances deposited with our partners on a short-term basis in advance of customer transactions and used to fulfill our direct obligation under amounts due to customers are classified as cash and cash equivalents within our customer accounts classification on our consolidated balance sheets. See “Note 8—Cash and Cash Equivalents, Funds Receivable and Customer Accounts, and Investments” for additional information related to customer accounts.

Customer-owned cryptocurrency assets are not recorded on our consolidated balance sheets because we do not have a present right to obtain the related economic benefits or restrict others' access to those benefits. Accordingly, the assets remain the property of our customers.

FY 2025 FORM 10-K	68

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

Direct costs incurred to develop software for internal use and website development costs, including those costs incurred in expanding and enhancing our payments platform, are capitalized and amortized generally over an estimated useful life of three years and are recorded as amortization within the financial statement captions aligned with the internal organizations that are the primary beneficiaries of such assets. We capitalized $642 million and $509 million of internally developed software and website development costs for the years ended December 31, 2025 and 2024, respectively. Amortization expense for these capitalized costs was $515 million, $498 million, and $482 million for the years ended December 31, 2025, 2024, and 2023, respectively. Costs related to the maintenance of internal use software and website development costs are expensed as incurred.

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

FY 2025 FORM 10-K	69

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

Goodwill and intangible assets

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics may cause a future impairment of goodwill at the reporting unit level. We conducted our annual impairment test of goodwill as of August 31, 2025 and 2024. We determined that no adjustment to the carrying value of goodwill of our reporting unit was required. As of December 31, 2025, we determined that no events occurred, or circumstances changed from August 31, 2025 through December 31, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Allowance for transaction losses

We are exposed to transaction losses due to credit card and other payment misuse as well as non-performance from sellers who accept payments through PayPal. We establish an allowance for estimated losses arising from completing customer transactions, such as chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of eligible purchased items, purchase protection program claims, and account takeovers. This allowance represents an accumulation of the estimated amounts of probable transaction losses as of the reporting date. The allowance is monitored regularly and is updated based on actual loss data. The allowance is based on known facts and circumstances, internal factors including experience with similar cases, historical trends involving loss payment patterns, and the mix of transaction and loss types, as appropriate. Additions to the allowance are reflected as a component of transaction and credit losses on our consolidated statements of income (loss). The allowance for transaction losses is included in accrued expenses and other current liabilities on our consolidated balance sheets.

FY 2025 FORM 10-K	70

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Allowance for negative customer balances

Negative customer balances occur primarily when there are insufficient funds in a customer’s PayPal account to cover charges applied for bank returns and reversals, debit card transactions, and merchant-related chargebacks due to non-delivery or unsatisfactory delivery of eligible purchased items, which are generally within the scope of our protection programs. Negative customer balances can be cured by the customer by adding funds to their account, receiving payments, or through back-up funding sources. We also utilize third-party collection agencies. For negative customer balances that are not expected to be cured or otherwise collected, we provide an allowance for expected losses. The allowance represents expected losses based on historical trends involving collection and write-off patterns, internal factors including our experience with similar cases, other known facts and circumstances, and current conditions at the balance sheet date, which are assumed to remain unchanged over the life of these short-term assets. Loss rates are derived using historical loss data for each delinquency bucket using a roll rate model that captures the losses and the likelihood that a negative customer balance will be written off as the delinquency age of such balance increases. The loss rates are then applied to the outstanding negative customer balances. Once the quantitative calculation is performed, we review the adequacy of the allowance and determine if qualitative adjustments need to be considered. We write-off negative customer balances in the month in which the balance becomes outstanding for 120 days. Write-offs that are recovered are recorded as a reduction to our allowance for negative customer balances. Negative customer balances are included in other current assets, net of the allowance on our consolidated balance sheets. Adjustments to the allowance for negative customer balances are recorded as a component of transaction and credit losses on our consolidated statements of income (loss).

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
See “Note 9—Fair Value Measurement of Assets and Liabilities” for additional information related to our fair value measurements.

FY 2025 FORM 10-K	71

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Concentrations of risk

Our cash, cash equivalents, short-term investments, accounts receivable, loans and interest receivable, net, funds receivable and customer accounts, long-term investments, and other assets are potentially subject to concentration of credit risk. Cash, cash equivalents, and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated primarily with financial institutions which management believes are of high credit quality. We invest our cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. We have corporate deposit balances with financial services institutions which exceed the FDIC insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer and merchant financing activities for customers located in the U.S. and internationally. Our long-term notes receivable and contract asset within other assets are associated with the sale of our U.S. consumer credit receivables to a partner institution. Transaction expense is derived from fees paid to payment processors and other financial institutions, located in the U.S. and internationally, when we draw funds from a customer’s credit or debit card, bank account, or other funding source they have stored in their digital wallet.

As of December 31, 2025, one customer and one partner institution accounted for 12% and 23% of net accounts receivable, respectively. As of December 31, 2024, one partner institution accounted for 14% of net accounts receivable. The same partner institution accounted for our long-term notes receivable and contract asset balance, which represented 18% and 17% of other assets at December 31, 2025 and 2024, respectively. No customer accounted for more than 10% of net loans receivable as of December 31, 2025 and 2024. During the years ended December 31, 2025, 2024, and 2023, no customer accounted for more than 10% of net revenues. During the years ended December 31, 2025 and 2024, two payment processors accounted for 56% and 48% of transaction expense, respectively. During the year ended December 31, 2023, one payment processor accounted for 60% of transaction expense.

Revenue recognition

See “Note 2—Revenue” for information related to our revenue recognition.

Advertising expense

We expense the cost of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally based on the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $867 million, $574 million, and $364 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Defined contribution savings plans

We have a defined contribution savings plan in the U.S. which qualifies under Section 401(k) of the Internal Revenue Code (“Code”). Our non-U.S. employees are covered by other savings plans. Expenses related to our defined contribution savings plans are recorded when services are rendered by our employees.

Stock-based compensation

We determine compensation expense associated with restricted stock units, performance based restricted stock units, and restricted stock awards based on the estimated fair value of our common stock on the date of grant. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior of our employees as well as trends of actual forfeitures.

FY 2025 FORM 10-K	72

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

Income taxes

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. We account for Global Intangible Low-Taxed Income, renamed as the Net Controlled Foreign Corporation Tested Income under the One Big Beautiful Bill Act, as a current-period expense when incurred.

Other income (expense), net

Other income (expense), net includes:
•interest income, which consists of interest earned on corporate cash and cash equivalents and short-term and long-term investments,
•interest expense, which consists of interest expense, fees, and amortization of debt discount on our long-term debt (including current portion), credit facilities, and commercial paper,
•realized and unrealized gains (losses) on strategic investments, and
•other, which primarily includes foreign exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities, forward points on derivative contracts designated as net investment hedges, fair value changes on the derivative contracts not designated as hedging instruments and realized and unrealized gains (losses) on crypto assets held for investment.

Recently issued accounting guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the notes to our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when we are required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are evaluating the impact this amended guidance may have on our consolidated financial statements.

FY 2025 FORM 10-K	73

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recently adopted accounting guidance

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This amended guidance requires fair value measurement of certain crypto assets each reporting period, with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost basis for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. We adopted this guidance effective as of January 1, 2025. We have applied the amendments of this guidance as a cumulative-effect adjustment to retained earnings. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. We adopted this guidance prospectively for the annual period ending December 31, 2025. For additional information, see “Note 16 — Income Taxes.”

In January 2025, the SEC released Staff Accounting Bulletin (“SAB”) No. 122 rescinding SAB No. 121, which required an entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding asset and required disclosures related to the entity’s safeguarding obligations. SAB No. 122 is effective for annual periods beginning after December 15, 2024 and is required to be applied on a fully retrospective basis, with early adoption permitted. We adopted this guidance as of March 31, 2025 and derecognized the crypto asset safeguarding liability and corresponding safeguarding asset on our consolidated balance sheet as of December 31, 2024. Additionally, we derecognized the associated deferred tax asset and liability as of December 31, 2024. The adoption of this guidance did not impact our consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, or cash flows.

The following table presents the effects of the changes on the presentation of our consolidated balance sheet:

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

FY 2025 FORM 10-K	74

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
TRANSACTION REVENUES

We earn transaction revenues primarily from fees paid by our customers to receive payments on our platform. These fees may have a fixed and variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. We estimate the amount of fee refunds that will be processed each quarter and record a provision against our transaction revenues. The volume of activity processed on our payments platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”). We generate additional revenues from merchants and consumers: on transactions where we perform currency conversion, when we enable cross-border transactions (i.e., transactions where the merchant and consumer are in different countries), when we facilitate the instant transfer of funds for our customers from their PayPal or Venmo account to their bank account or debit card, when we facilitate the purchase and sale of cryptocurrencies, as contractual compensation from sellers that violate our contractual terms (for example, through fraud or counterfeiting), and other miscellaneous fees. Our transaction revenues are also reduced by certain incentives provided to our customers.

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

FY 2025 FORM 10-K	75

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
REVENUES FROM OTHER VALUE ADDED SERVICES

We earn revenues from other value added services, which are comprised of revenue earned through partnerships, referral fees, subscription fees, gateway fees, and other services that we provide to our consumers and merchants. These contracts typically have one performance obligation which is provided and recognized over the term of the contract. The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. Revenue earned from other value added services is recorded on a net basis when we are considered the agent with respect to processing transactions.

We also earn revenues from interest and fees earned on our portfolio of loans receivable, and interest earned on certain assets underlying customer balances. Interest and fees earned on the portfolio of loans receivable are computed and recognized based on the effective interest method and are presented net of any required reserves and amortization of deferred origination costs.

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our consolidated balance sheets and were $238 million and $207 million as of December 31, 2025 and 2024, respectively.

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

The following table presents our revenue disaggregated by primary geographical market and category:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Primary geographical markets
U.S.	$18,868	$18,267	$17,253
Other countries(1)	14,304	13,530	12,518
Total net revenues(2)	$33,172	$31,797	$29,771

Revenue category
Transaction revenues	$29,798	$28,842	$26,857
Revenues from other value added services	3,374	2,955	2,914
Total net revenues(2)	$33,172	$31,797	$29,771
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $2.1 billion for both the years ended December 31, 2025 and 2024 and $1.8 billion for the year ended December 31, 2023, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, hedging gains or losses, and interest earned and gains or losses on certain assets underlying customer balances.

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

FY 2025 FORM 10-K	76

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$5,233	$4,147	$4,246
Denominator:
Weighted average shares of common stock - basic	959	1,029	1,103
Dilutive effect of equity incentive awards	9	10	4
Weighted average shares of common stock - diluted	968	1,039	1,107
Net income (loss) per share:
Basic	$5.46	$4.03	$3.85
Diluted	$5.41	$3.99	$3.84
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	11	9	21

NOTE 4—BUSINESS COMBINATIONS AND DIVESTITURES

In the second quarter of 2025, we completed an acquisition with a total purchase price of $19 million, consisting of cash consideration, which was accounted for as a business combination. There were no acquisitions accounted for as business combinations completed in 2024 or 2023.

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

There were no divestitures completed in 2025 or 2024.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the years ended December 31, 2025 and 2024:

	December 31, 2023	Goodwill Acquired	Adjustments	December 31, 2024	Goodwill Acquired	Adjustments	December 31, 2025
	(In millions)
Total goodwill	$11,026	$—	$(189)	$10,837	$7	$20	$10,864

The adjustments to goodwill during 2025 and 2024 pertained to foreign currency translation adjustments.

FY 2025 FORM 10-K	77

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$372	$(224)	$148	$854	$(601)	$253
Marketing related	60	(50)	10	60	(38)	22
Developed technology	9	(2)	7	—	—	—
All other	208	(165)	43	182	(131)	51
Intangible assets, net	$649	$(441)	$208	$1,096	$(770)	$326
(1) Excludes intangible assets which have been fully amortized, but are still in use.

Amortization expense for intangible assets was $175 million, $207 million, and $226 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Expected future intangible asset amortization as of December 31, 2025 was as follows:

Fiscal years:	(In millions)
2026	$98
2027	62
2028	48
Total	$208

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

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating lease expense	$162	$159	$156
Finance lease expense - amortization of ROU lease assets	16	8	—
Sublease income	(8)	(12)	(9)
Total lease expense, net	$170	$155	$147

FY 2025 FORM 10-K	78

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178	$169	$174
Financing cash flows from finance leases	$6	$60	$—
ROU lease assets obtained in exchange for new operating lease liabilities	$68	$343	$(1)
ROU lease assets obtained in exchange for new finance lease liabilities	$—	$82	$—
Other non-cash ROU lease asset activity(1)	$(5)	$—	$(40)
(1) ROU lease asset impairment

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025		2024
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$539	$56	$599	$73
Current lease liabilities	148	7	135	5
Long-term lease liabilities	548	10	629	18
Total lease liabilities	$696	$17	$764	$23
Weighted-average remaining lease term	5.4 years	3.4 years	5.9 years	4.4 years
Weighted-average discount rate	4%	5%	4%	5%

Future minimum lease payments for our leases as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
Fiscal years:	(In millions)
2026	$174	$8
2027	170	6
2028	116	4
2029	98	—
2030	83	—
Thereafter	151	—
Total	$792	$18
Less: present value discount	(96)	(1)
Lease liability	$696	$17

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

As of December 31, 2025, we have an additional operating lease for an office, which will commence in the first quarter of 2026 or later with minimum lease payments aggregating to $284 million and a lease term of twelve years. As of December 31, 2025, we did not have any additional finance leases which have not yet commenced.

FY 2025 FORM 10-K	79

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2025	2024
	(In millions)
Property and equipment, net:
Computer equipment and software	$3,581	$3,360
Internal use software and website development costs	5,364	4,714
Land and buildings	340	337
Leasehold improvements	357	343
Furniture and fixtures	138	133
Development in progress and other	34	104
Total property and equipment, gross	9,814	8,991
Accumulated depreciation and amortization	(8,114)	(7,483)
Total property and equipment, net	$1,700	$1,508
Depreciation and amortization expense was $788 million, $825 million and $846 million in 2025, 2024 and 2023, respectively.
Supplemental cash flow information related to property and equipment
Non-cash investing transactions that are not reflected in the consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 include property and equipment acquired through increases in accounts payable of $9 million, $14 million and $7 million, respectively.

Geographical information

The following table summarizes long-lived assets based on geography, which consist of property and equipment, net and operating lease ROU assets:

	As of December 31,
	2025	2024
	(In millions)
Long-lived assets:
U.S.	$2,009	$1,885
Other countries	230	222
Total long-lived assets	$2,239	$2,107

Long-lived assets attributed to the U.S. and other countries are based upon the country in which the asset is located or owned.

FY 2025 FORM 10-K	80

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(949)	$313	$(75)	$(550)
Other comprehensive income (loss) before reclassifications	(429)	—	117	—	33	(279)
Less: Amount of net gains (losses) reclassified from AOCI	(172)	1	—	—	—	(171)
Net current period other comprehensive income (loss)	(257)	(1)	117	—	33	(108)
Ending balance	$(110)	$13	$(832)	$313	$(42)	$(658)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2024:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)
Other comprehensive income (loss) before reclassifications	251	108	(218)	122	(59)	204
Less: Amount of net gains (losses) reclassified from AOCI	48	(40)	—	—	—	8
Net current period other comprehensive income (loss)	203	148	(218)	122	(59)	196
Ending balance	$147	$14	$(949)	$313	$(75)	$(550)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2023:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$111	$(591)	$(575)	$(1)	$128	$(928)
Other comprehensive income (loss) before reclassifications	(56)	434	(156)	192	(144)	270
Less: Amount of net gains (losses) reclassified from AOCI	111	(23)	—	—	—	88
Net current period other comprehensive income (loss)	(167)	457	(156)	192	(144)	182
Ending balance	$(56)	$(134)	$(731)	$191	$(16)	$(746)

FY 2025 FORM 10-K	81

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details about reclassifications out of AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI			Affected Line Item in the Statements of Income (Loss)
	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$(166)	$48	$111	Net revenues
Net gains (losses) on cash flow hedges—foreign exchange contracts	(2)	—	—	Customer support and operations
Net gains (losses) on cash flow hedges—foreign exchange contracts	(3)	—	—	Technology and development
Net gains (losses) on cash flow hedges—foreign exchange contracts	(1)	—	—	General and administrative
Net gains (losses) on investments	—	(40)	(21)	Net revenues
Net gains (losses) on investments	1	—	(2)	Other income (expense), net
	(171)	8	88	Income before income taxes
	—	—	—	Income tax expense
Total reclassifications for the period	$(171)	$8	$88	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Interest income	$517	$662	$480
Interest expense	(441)	(382)	(347)
Net gains (losses) on strategic investments	162	(285)	201
Other	(11)	9	49
Other income (expense), net	$227	$4	$383

Refer to “Note 1—Overview and Summary of Significant Accounting Policies” for details on the composition of these balances.

FY 2025 FORM 10-K	82

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$8,049	$6,662
Funds receivable and customer accounts:
Cash and cash equivalents(1)	$15,969	$15,827
Time deposits	94	15
Available-for-sale debt securities	14,457	14,551
Funds receivable	7,678	7,278
Total funds receivable and customer accounts	$38,198	$37,671
Short-term investments:
Time deposits	$88	$107
Available-for-sale debt securities	2,285	4,154
Restricted cash	—	1
Total short-term investments	$2,373	$4,262
Long-term investments:
Time deposits	$5	$22
Available-for-sale debt securities	2,421	3,002
Strategic investments	1,904	1,559
Total long-term investments	$4,330	$4,583
(1) Includes $374 million and $149 million of available-for-sale debt securities with original maturities of three months or less as of December 31, 2025 and 2024, respectively.

FY 2025 FORM 10-K	83

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2025 and 2024, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	December 31, 2025(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$3,529	$1	$—	$3,530
Foreign government and agency securities	81	—	—	81
Corporate debt securities	2,438	4	(1)	2,441
Mortgage-backed and asset-backed securities	3,825	7	(1)	3,831
Municipal securities	98	—	—	98
Commercial paper	4,229	1	—	4,230
Short-term investments:
U.S. government and agency securities	443	—	—	443
Foreign government and agency securities	60	—	—	60
Corporate debt securities	985	1	(2)	984
Mortgage-backed and asset-backed securities	448	—	—	448
Commercial paper	350	—	—	350
Long-term investments:
U.S. government and agency securities	400	—	—	400
Foreign government and agency securities	50	—	—	50
Corporate debt securities	648	2	—	650
Mortgage-backed and asset-backed securities	1,320	2	(1)	1,321
Total available-for-sale debt securities(2)	$18,904	$18	$(5)	$18,917
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

FY 2025 FORM 10-K	84

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$5,709	$4	$(2)	$5,711
Foreign government and agency securities	77	—	—	77
Corporate debt securities	405	—	—	405
Mortgage-backed and asset-backed securities	4,039	13	(5)	4,047
Municipal securities	503	1	—	504
Commercial paper	3,391	1	—	3,392
Short-term investments:
U.S. government and agency securities	188	—	(2)	186
Foreign government and agency securities	84	—	—	84
Corporate debt securities	1,751	—	(2)	1,749
Mortgage-backed and asset-backed securities	848	5	—	853
Commercial paper	1,281	1	—	1,282
Long-term investments:
U.S. government and agency securities	235	—	—	235
Foreign government and agency securities	124	—	(1)	123
Corporate debt securities	1,601	3	(2)	1,602
Mortgage-backed and asset-backed securities	1,042	1	(1)	1,042
Total available-for-sale debt securities(2)	$21,278	$29	$(15)	$21,292
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $101 million and $140 million at December 31, 2025 and 2024, respectively, and were included in other current assets on our consolidated balance sheets.

FY 2025 FORM 10-K	85

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025 and 2024, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	December 31, 2025(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,261	$—	$50	$—	$1,311	$—
Foreign government and agency securities	56	—	—	—	56	—
Corporate debt securities	309	(1)	—	—	309	(1)
Mortgage-backed and asset-backed securities	1,000	(1)	206	—	1,206	(1)
Commercial paper	1,375	—	—	—	1,375	—
Short-term investments:
U.S. government and agency securities	443	—	—	—	443	—
Foreign government and agency securities	—	—	20	—	20	—
Corporate debt securities	94	(1)	109	(1)	203	(2)
Mortgage-backed and asset-backed securities	354	—	6	—	360	—
Commercial paper	200	—	—	—	200	—
Long-term investments:
Foreign government and agency securities	25	—	—	—	25	—
Corporate debt securities	20	—	—	—	20	—
Mortgage-backed and asset-backed securities	368	(1)	35	—	403	(1)
Total available-for-sale debt securities	$5,505	$(4)	$426	$(1)	$5,931	$(5)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

FY 2025 FORM 10-K	86

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,314	$(1)	$517	$(1)	$1,831	$(2)
Foreign government and agency securities	57	—	—	—	57	—
Corporate debt securities	105	—	50	—	155	—
Mortgage-backed and asset-backed securities	1,673	(5)	2	—	1,675	(5)
Municipal securities	29	—	36	—	65	—
Commercial paper	275	—	—	—	275	—
Short-term investments:
U.S. government and agency securities	—	—	186	(2)	186	(2)
Corporate debt securities	618	(2)	90	—	708	(2)
Mortgage-backed and asset-backed securities	250	—	18	—	268	—
Commercial paper	218	—	—	—	218	—
Long-term investments:
U.S. government and agency securities	50	—	—	—	50	—
Foreign government and agency securities	90	—	34	(1)	124	(1)
Corporate debt securities	347	(1)	9	(1)	356	(2)
Mortgage-backed and asset-backed securities	610	(1)	—	—	610	(1)
Total available-for-sale debt securities	$5,636	$(10)	$942	$(5)	$6,578	$(15)
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

The table below presents cash inflows related to available-for-sale debt securities:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$27,173	$33,455	$30,320

During the year ended December 31, 2025, we incurred gross realized gains and losses which were de minimis. During the years ended December 31, 2024 and 2023, we incurred gross realized losses of $44 million and $26 million, respectively, and de minimis gross realized gains. Gross realized gains and losses were determined using the specific identification method.

FY 2025 FORM 10-K	87

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	December 31, 2025
	Amortized Cost	Fair Value
	(In millions)
One year or less	$9,885	$9,886
After one year through five years	3,783	3,791
After five years through ten years	1,954	1,952
After ten years	3,282	3,288
Total	$18,904	$18,917

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our consolidated statements of income (loss). Marketable equity securities totaled $180 million and $23 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, we held marketable equity securities with a fair value of $164 million with a time-based contractual sale restriction, which is set to expire in May 2026.

Our non-marketable equity securities are recorded in long-term investments on our consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.7 billion and $1.5 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had non-marketable equity securities of $215 million and $200 million, respectively, for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
	(In millions)
Carrying amount, beginning of period	$1,336	$1,631
Adjustments related to non-marketable equity securities:
Net additions (reductions)(1)	15	(2)
Gross unrealized gains	212	20
Gross unrealized losses and impairments	(54)	(313)
Carrying amount, end of period	$1,509	$1,336
(1) Net additions (reductions) include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative, held at December 31, 2025 and 2024, respectively:

FY 2025 FORM 10-K	88

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025	December 31, 2024
	(In millions)
Cumulative gross unrealized gains	$872	$1,187
Cumulative gross unrealized losses and impairments	$(353)	$(562)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
	(In millions)
Net unrealized gains (losses)	$168	$(270)

Supplemental cash flow information related to investments

Non-cash investing transactions that are not reflected in the consolidated statement of cash flows for the year ended December 31, 2025, 2024, and 2023 include the purchase of investments of $189 million, $150 million and $22 million, respectively, that have not yet settled.

FY 2025 FORM 10-K	89

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1):
Money market fund	$4	$4	$—
Short-term investments(2),(5):
U.S. government and agency securities	443	—	443
Foreign government and agency securities	60	—	60
Corporate debt securities	984	—	984
Mortgage-backed and asset-backed securities	448	—	448
Commercial paper	350	—	350
Total short-term investments	2,285	—	2,285
Funds receivable and customer accounts(3):
U.S. government and agency securities	3,530	—	3,530
Foreign government and agency securities	371	—	371
Corporate debt securities	2,736	—	2,736
Mortgage-backed and asset-backed securities	3,831	—	3,831
Municipal securities	98	—	98
Commercial paper	4,265	—	4,265
Total funds receivable and customer accounts	14,831	—	14,831
Derivatives(4)	20	—	20
Long-term investments(2),(5):
U.S. government and agency securities	400	—	400
Foreign government and agency securities	50	—	50
Corporate debt securities	650	—	650
Mortgage-backed and asset-backed securities	1,321	—	1,321
Marketable equity securities	180	180	—
Total long-term investments	2,601	180	2,421
Total financial assets	$19,741	$184	$19,557
Liabilities:
Derivatives(4)	$158	$—	$158
Total financial liabilities	$158	$—	$158
(1) Excludes cash and cash equivalents of $8.0 billion not measured and recorded at fair value.
(2) Excludes time deposits of $93 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $23.4 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.7 billion measured using the Measurement Alternative or equity method accounting.

FY 2025 FORM 10-K	90

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1):
Money market fund	$14	$14	$—
Short-term investments(2):
U.S. government and agency securities	186	—	186
Foreign government and agency securities	84	—	84
Corporate debt securities	1,749	—	1,749
Mortgage-backed and asset-backed securities	853	—	853
Commercial paper	1,282	—	1,282
Total short-term investments	4,154	—	4,154
Funds receivable and customer accounts(3):
U.S. government and agency securities	5,711	—	5,711
Foreign government and agency securities	379	—	379
Corporate debt securities	667	—	667
Mortgage-backed and asset-backed securities	4,047	—	4,047
Municipal securities	504	—	504
Commercial paper	3,392	—	3,392
Total funds receivable and customer accounts	14,700	—	14,700
Derivatives(4)	243	—	243
Long-term investments(2), (5):
U.S. government and agency securities	235	—	235
Foreign government and agency securities	123	—	123
Corporate debt securities	1,602	—	1,602
Mortgage-backed and asset-backed securities	1,042	—	1,042
Marketable equity securities	23	23	—
Total long-term investments	3,025	23	3,002
Total financial assets	$22,136	$37	$22,099
Liabilities:
Derivatives(4)	$37	$—	$37
Total financial liabilities	$37	$—	$37
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

FY 2025 FORM 10-K	91

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025 and 2024, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Funds receivable and customer accounts	$621	$620	$566	$564
The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(In millions)
Funds receivable and customer accounts	$86	$(29)
ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of December 31, 2025 and 2024 for which a non-recurring fair value measurement was recorded during the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$1,223	$1,182	$41
Non-marketable equity securities measured using the Measurement Alternative(1)	690	679	11
Total	$1,913	$1,861	$52
(1) Excludes non-marketable equity securities of $819 million accounted for under the Measurement Alternative for which no observable price changes occurred during the year ended December 31, 2025.

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

FY 2025 FORM 10-K	92

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash and certain cash equivalents, restricted cash, time deposits, reverse repurchase agreements, certain loans and interest receivable, held for sale, loans and interest receivable, net, certain customer accounts, notes receivable, commercial paper, and long-term debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.3 billion as of December 31, 2025. Our term debt (including current portion) had a carrying value of approximately $10.5 billion and fair value of approximately $9.8 billion as of December 31, 2024. If these financial instruments were measured at fair value in the financial statements, cash and certain cash equivalents would be classified as Level 1; restricted cash, time deposits, reverse repurchase agreements, certain loans and interest receivable, held for sale, certain customer accounts, commercial paper, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Cash flow hedges

We have significant international revenues and expenses denominated in foreign currencies, which subjects us to foreign exchange risk. We have a foreign currency exposure management program in which we designate certain foreign exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in certain foreign currencies. The objective of these foreign exchange contracts is to help mitigate the risk that the U.S. dollar-equivalent cash flows are adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. These derivative instruments are designated as cash flow hedges and accordingly, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into revenue or the applicable expense line item in the consolidated statements of income (loss) in the same period the forecasted transaction affects earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, we conclude the hedge will be perfectly effective. We do not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. We report cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges are classified in cash flows from operating activities on our consolidated statements of cash flows.

FY 2025 FORM 10-K	93

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2025, we estimated that $111 million of net derivative losses related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2025, 2024, and 2023, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of December 31, 2025 and 2024 was as follows:

	Balance Sheet Location	As of December 31,
		2025	2024
Derivative Assets:		(In millions)
Foreign exchange contracts designated as hedging instruments	Other current assets	$7	$157
Foreign exchange contracts not designated as hedging instruments	Other current assets	13	86
Total derivative assets		$20	$243

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$118	$10
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	40	27
Total derivative liabilities		$158	$37

FY 2025 FORM 10-K	94

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EFFECT OF DERIVATIVE CONTRACTS ON CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the location in the consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2025
	(In millions)
	Net revenues	Customer support and operations	Technology and development	General and administrative	Other income (expense), net
Total amounts presented in the consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$33,172	$1,704	$3,103	$1,979	$227

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(166)	(2)	(3)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	—	(216)
Total gains (losses)	$(166)	$(2)	$(3)	$(1)	$(216)

	Year Ended December 31,
	2024		2023
	(In millions)
	Net revenues	Other income (expense), net	Net revenues	Other income (expense), net
Total amounts presented in the consolidated statements of income (loss) in which the effects of cash flow hedges and net investment hedges are recorded	$31,797	$4	$29,771	$383

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	48	—	111	—
Gains (losses) on derivatives in net investment hedging relationship:
Amount of net gains (losses) on foreign exchange contracts excluded from the assessment of effectiveness	—	67	—	100
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	111	—	(263)
Amount of gains (losses) on equity derivative contracts (1)	—	—	—	44
Total net gains (losses)	$48	$178	$111	$(119)
(1) During the year ended December 31, 2023, equity derivative contracts were entered into and matured in association with the sale of marketable equity securities related to strategic investments. The cash flows associated with the equity derivative contracts were classified in cash flows from investing activities on our consolidated statements of cash flows.

FY 2025 FORM 10-K	95

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$(429)	$251	$(56)
Unrealized net gains (losses) on foreign exchange contracts designated as net investment hedges	—	122	192
Total unrealized net gains (losses) recognized from derivative contracts designated as hedging instruments in the consolidated statements of comprehensive income (loss)	$(429)	$373	$136

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

	Year Ended December 31,
	2025	2024
	(In millions)
Foreign exchange contracts designated as hedging instruments	$5,878	$3,942
Foreign exchange contracts not designated as hedging instruments	11,932	13,317
Total	$17,810	$17,259

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

FY 2025 FORM 10-K	96

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the derivative assets, derivative liabilities, and reverse repurchase agreements not offset on the consolidated balance sheets but available for offset in the event of default. The tables also present the cash and non-cash collateral received or pledged relating to these positions. The amount of collateral presented is limited to the amount presented on our consolidated balance sheets; therefore, instances of over-collateralization are excluded from the table below.

		Amounts Not Offset on the Consolidated Balance Sheets
	Amounts Presented on the Consolidated Balance Sheet	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of December 31, 2025
Derivative assets(3)	$20	$13	$2	$5
Reverse repurchase agreements(4)	—	—	—	—
Total assets	$20	$13	$2	$5
As of December 31, 2024
Derivative assets(3)	$243	$23	$169	$51
Reverse repurchase agreements(4)	87	—	87	—
Total assets	$330	$23	$256	$51

		Amounts Not Offset on the Consolidated Balance Sheets
	Amounts Presented on the Consolidated Balance Sheet	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of December 31, 2025
Derivative liabilities(3)	$158	$13	$122	$23
As of December 31, 2024
Derivative liabilities(3)	$37	$23	$7	$7
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default. For reverse repurchase positions this includes any receivable that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty. For reverse repurchase agreements, these securities are not included in the consolidated balance sheet unless the counterparty defaults.
(3) We received cash collateral from derivative counterparties totaling $2 million and $162 million as of December 31, 2025 and 2024, respectively, and securities from derivative counterparties with a fair value of $90 million and $30 million as of December 31, 2025 and 2024, respectively. We posted $156 million and $7 million of cash collateral as of December 31, 2025 and 2024, respectively, and securities to derivative counterparties with a fair value of $91 million and nil as of December 31, 2025 and 2024, respectively.
(4) PayPal is permitted by contract to sell or repledge collateral relating to its reverse repurchase agreements. The fair value of this collateral was nil and $96 million as of December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, we have not sold or repledged collateral relating to reverse repurchase agreements.

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

As of December 31, 2025 and 2024, loans and interest receivable, held for sale was $1.7 billion and $541 million, respectively, and included both loans reclassified to held for sale and loans originated as held for sale. During the years ended December 31, 2025 and 2024, we reclassified $574 million and nil, respectively, of loans and interest receivable, net to loans and interest receivable, held for sale. During the year ended December 31, 2025, we derecognized loans with an unpaid balance of $26.9 billion and had net proceeds of $26.7 billion from loans and interest receivable sold. During the year ended December 31, 2024, we derecognized loans with an unpaid balance of $20.9 billion and had net proceeds of $20.8 billion from loans and interest receivable sold.

FY 2025 FORM 10-K	97

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the U.K., which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany, among other markets. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the years ended December 31, 2025 and 2024, we purchased approximately $1.3 billion and $690 million in consumer receivables, respectively. As of December 31, 2025 and 2024, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.5 billion and $5.4 billion, respectively, net of the participation interest sold to the partner institution of $33 million and $23 million, respectively.

Consumer receivables delinquency and allowance

We closely monitor the credit quality of our revolving and installment loans to evaluate and manage our related exposure to credit risk. Credit risk management begins with initial underwriting and continues through the full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal data, including the consumer’s prior repayment history with our credit products where available. We use delinquency status and trends to assist in making (or, for interest-bearing installment loans in the U.S., to assist the partner institution in making) new and ongoing credit decisions, to adjust our models, to plan our collection practices and strategies, and in determining our allowance for consumer loans and interest receivable.

The following tables present the delinquency status and gross charge-offs of revolving and installment loans and interest receivable by year of origination, as applicable. The amounts are based on the number of days past the billing date for revolving loans or contractual repayment date for installment loans. The “current” category represents balances that are within 29 days of the billing date or contractual repayment date, as applicable.

December 31, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,767	$2,043	$360	$114	$—	$—	$5,284	96.4%
30 - 59 Days	29	34	5	2	—	—	70	1.3%
60 - 89 Days	19	22	4	2	—	—	47	0.9%
90 - 179 Days	39	31	6	2	—	—	78	1.4%
Total	$2,854	$2,130	$375	$120	$—	$—	$5,479	100%
Gross charge-offs for the year ended December 31, 2025	$136	$36	$107	$20	$1	$—	$300

FY 2025 FORM 10-K	98

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the activity in the allowance for consumer loans and interest receivable for the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$341	$7	$348	$357	$23	$380
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	(23)	—	(23)	—	—	—
Provisions	255	13	268	249	7	256
Charge-offs	(283)	(17)	(300)	(301)	(23)	(324)
Recoveries	62	—	62	48	—	48
Other(2)	14	—	14	(12)	—	(12)
Ending balance	$366	$3	$369	$341	$7	$348
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale during the period.
(2) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at December 31, 2025 for our consumer receivable portfolio was $369 million, an increase from $348 million at December 31, 2024. The increase in allowance for credit losses was related to the growth of revolving loans in the U.K. and interest-bearing installment loans in the U.S. partially offset by the release of reserves as a result of the reclassification of certain non interest-bearing installment loans in the U.S. to held for sale.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PPWC and PPBL products, which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the years ended December 31, 2025 and 2024, we purchased approximately $2.2 billion and $1.8 billion in merchant receivables, respectively. As of December 31, 2025 and 2024, the total outstanding balance in our pool of merchant loans, advances, and fees receivable was $1.8 billion and $1.5 billion, respectively, net of the participation interest sold to the partner institution of $65 million and $53 million, respectively.

FY 2025 FORM 10-K	99

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The fee is fixed at the time the loan or advance is extended and is recognized as deferred revenue in accrued expenses and other current liabilities on our consolidated balance sheets. The fixed fee is amortized into revenues from other value added services based on the amount repaid over the repayment period. We estimate the repayment period for PPWC based on the merchant’s payment processing history with PayPal. For PPWC, there is a general requirement that at least 10% of the original amount of the loan or advance plus the fixed fee must be repaid every 90 days. We calculate the repayment rate of the merchant’s future payment volume so that repayment of the loan or advance and fixed fee is expected to generally occur within 9 to 12 months from the date of the loan or advance. On a monthly basis, we recalculate the repayment period based on the repayment activity on the receivable. As such, actual repayment periods are dependent on actual merchant payment processing volumes. For PPBL, we receive fixed periodic payments over the contractual term of the loan, which generally ranges from 3 to 12 months.

Merchant receivables delinquency and allowance

We actively monitor receivables with repayment periods greater than the original expected or contractual repayment period, as well as the credit quality of our merchant loans and advances that we extend or purchase, so that we can evaluate, quantify, and manage our credit risk exposure. To assess a merchant seeking a loan or advance, we use, among other indicators, risk models developed internally which utilize information obtained from multiple internal and external data sources to predict the likelihood of timely and satisfactory repayment by the merchant of the loan or advance amount and the related fee. Primary drivers of the models include the merchant’s annual payment volume, payment processing history with PayPal, prior repayment history with PayPal’s credit products where available, information sourced from consumer and business credit bureau reports, and other information obtained during the application process. We use delinquency status and trends to assist in making (or, in the U.S., to assist the partner institution in making) ongoing credit decisions, to adjust our internal models, to plan our collection strategies, and in determining our allowance for these loans, advances, and fees receivable.

The following tables present the delinquency status and gross charge-offs of merchant loans, advances, and fees receivable by year of origination. The amounts are based on the number of days past the expected or contractual repayment date for amounts outstanding. The “current” category represents balances that are within 29 days of the expected repayment date or contractual repayment date, as applicable.

December 31, 2025
(In millions, except percentages)
	2025	2024	2023	2022	2021	Prior	Total	Percent
Merchant loans, advances, and fees receivable:
Current	$1,558	$53	$5	$3	$—	$2	$1,621	89.8%
30 - 59 Days	63	17	1	1	—	—	82	4.5%
60 - 89 Days	27	10	1	1	—	—	39	2.2%
90 - 179 Days	34	18	2	1	—	—	55	3.0%
180+ Days	2	5	2	—	—	—	9	0.5%
Total	$1,684	$103	$11	$6	$—	$2	$1,806	100%
Gross charge-offs for the year ended December 31, 2025	$25	$87	$19	$4	$—	$2	$137

FY 2025 FORM 10-K	100

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2024
(In millions, except percentages)
	2024	2023	2022	2021	2020	Prior	Total	Percent
Merchant loans, advances, and fees receivable:
Current	$1,274	$28	$13	$1	$8	$4	$1,328	90.4%
30 - 59 Days	55	10	3	—	—	1	69	4.7%
60 - 89 Days	23	6	2	—	—	—	31	2.1%
90 - 179 Days	21	11	4	—	—	—	36	2.4%
180+ Days	1	4	1	—	—	—	6	0.4%
Total	$1,374	$59	$23	$1	$8	$5	$1,470	100%
Gross charge-offs for the year ended December 31, 2024	$10	$96	$42	$—	$8	$—	$156

The following table summarizes the activity in the allowance for merchant loans, advances, and fees receivable, for the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Merchant Loans and Advances	Fees Receivable	Total Allowance	Merchant Loans and Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$107	$6	$113	$148	$12	$160
Provisions	151	18	169	79	2	81
Charge-offs	(127)	(10)	(137)	(148)	(8)	(156)
Recoveries	21	—	21	28	—	28
Other(1)	4	—	4	—	—	—
Ending balance	$156	$14	$170	$107	$6	$113
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at December 31, 2025 for our merchant receivable portfolio was $170 million, an increase from $113 million at December 31, 2024. The increase in allowance for credit losses was related to the growth of the merchant receivables portfolio as well as a decline in credit quality of merchant loans outstanding primarily from modifications in acceptable risk parameters in 2024, which included broadened eligibility.

FY 2025 FORM 10-K	101

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In June 2023, we issued fixed rate notes with varying maturity dates for an aggregate principal amount of ¥90 billion (approximately $575 million as of December 31, 2025). Interest on these notes is payable on June 9 and December 9 of each year, beginning on December 9, 2023.

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

The notes issued from the March 2025, May 2024, June 2023, May 2022, May 2020, and September 2019 debt issuances are senior unsecured obligations and are collectively referred to as the “Notes.” Interest on the Notes is payable in arrears. Except for the June 2023 debt issuance and 2028 Floating Rate Notes, we may redeem the Notes in whole at any time or in part from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

FY 2025 FORM 10-K	102

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025 and 2024, we had an outstanding aggregate principal amount of $10.9 billion and $10.6 billion related to the Notes. The following table summarizes the Notes outstanding:

			As of December 31,
	Maturities	Effective Interest Rate	2025	2024
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 1.650% notes	6/1/2025	1.78%	—	1,000
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥30 billion fixed-rate 0.813% notes	6/9/2025	0.89%	—	191
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	147	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	237	236

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400

March 2025 debt issuance:
Floating-rate notes	3/6/2028	5.06%	450	—
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	—
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	—
Total term debt			$10,884	$10,574

Unamortized premium (discount) and issuance costs, net			(76)	(78)
Less: current portion of term debt(2)			(1,396)	(1,191)
Total carrying amount of term debt			$9,412	$9,305
(1) Principal amounts represent the U.S. dollar equivalent as of December 31, 2025 and 2024, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our consolidated balance sheets.

The effective interest rates for the Notes include interest on the Notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the Notes, including amortization of the debt discount and debt issuance costs was $421 million, $366 million, and $334 million for the years ended December 31, 2025, 2024, and 2023, respectively.

FY 2025 FORM 10-K	103

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CREDIT FACILITIES

Revolving credit facility

In June 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for an unsecured $5.0 billion, five-year revolving credit facility. The Credit Agreement includes a $150 million letter of credit sub-facility and a $600 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. Loans borrowed under the Credit Agreement are available in U.S. dollar, Euro, British pound, and Australian dollar, and in each case subject to the sub-limits and other limitations provided in the Credit Agreement. We may also, subject to the agreement of the applicable lenders and satisfaction of specified conditions, increase the commitments under the revolving credit facility by up to $2.0 billion. Subject to specific conditions, we may designate one or more of our subsidiaries as additional borrowers under the Credit Agreement, provided that PayPal Holdings, Inc. guarantees the portion of borrowings made available and other obligations of any such subsidiaries under the Credit Agreement. As of December 31, 2025, certain subsidiaries were designated as additional borrowers. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions, and other purposes not in contravention of the Credit Agreement.

We are obligated to pay interest on loans under the Credit Agreement and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee based on our debt rating. Loans under the Credit Agreement will bear interest at either (i) the applicable term benchmark rate plus a margin (based on the Company’s public debt ratings) ranging from 0.750% to 1.250%, (ii) the applicable Risk-Free Rate (Sterling Overnight Index Average for loans denominated in pounds sterling and Euro Short-Term Rate for loans denominated in euros) plus a margin (based on the Company’s public debt ratings) ranging from 0.750% to 1.250%, (iii) the applicable overnight rate plus a margin (based on the Company’s public debt ratings) ranging from 0.750% to 1.250%, or (iv) a formula based on the prime rate, the federal funds effective rate or the adjusted term Secured Overnight Financing Rate plus a margin (based on the Company’s public debt ratings) ranging from zero to 0.250%. Subject to certain conditions stated in the Credit Agreement, the Company and any subsidiaries designated as additional borrowers may borrow, prepay and reborrow amounts under the revolving credit facility at any time during the term of the Credit Agreement. The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on June 7, 2028, unless (a) the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events), or (b) the maturity date is extended upon the request of the Company, subject to the agreement of the lenders. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and the incurrence of subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires the Company to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

As of December 31, 2025 and 2024, no borrowings or letters of credit were outstanding under the Credit Agreement. Accordingly, at December 31, 2025, $5.0 billion of borrowing capacity was available for the purposes permitted by the Credit Agreement, subject to customary conditions to borrowing.

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022, to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $575 million as of December 31, 2025). Borrowings under the Paidy Credit Agreement are for use by Paidy for working capital, capital expenditures, and other permitted purposes. Loans under the Paidy Credit Agreement bear interest at the Tokyo Interbank Offered Rate plus a margin (based on our public debt rating) ranging from 0.40% to 0.60%. The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. The Paidy Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio.

FY 2025 FORM 10-K	104

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025 and 2024, ¥90.0 billion (approximately $575 million) and ¥90.0 billion (approximately $574 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in long-term debt on our consolidated balance sheets. At December 31, 2025, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the years ended December 31, 2025, 2024, and 2023, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

Other available facilities

We also maintain uncommitted credit facilities in various regions throughout the world, which had a borrowing capacity of approximately $80 million in the aggregate, as of December 31, 2025 and 2024. This available credit includes facilities where we can withdraw and utilize the funds at our discretion for general corporate purposes. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. As of December 31, 2025, substantially all of the borrowing capacity under these credit facilities was available, subject to customary conditions to borrowing.

COMMERCIAL PAPER

In November 2025, we established a commercial paper program that allows us to issue up to $5.0 billion of unsecured commercial paper notes (“Commercial Paper Notes”) through private placement using third-party broker-dealers (the “Commercial Paper Program”). Borrowings under the Commercial Paper Program are supported by the Credit Agreement. The Company intends to maintain availability under the Credit Agreement in an amount at least equal to the aggregate outstanding borrowings under the Commercial Paper Program. Net proceeds from the issuance of the Commercial Paper Notes may be used for general corporate purposes. The maturities of the Commercial Paper Notes may vary but may not exceed 397 days from the date of issuance. There were $200 million outstanding in Commercial Paper Notes as of December 31, 2025, which was recorded in accrued expenses and other current liabilities on our consolidated balance sheet.

FUTURE PRINCIPAL PAYMENTS

As of December 31, 2025, the future principal payments associated with our long-term debt were as follows (in millions):

2026	$1,397
2027	1,075
2028	1,137
2029	1,500
2030	1,000
Thereafter	5,350
Total	$11,459

FY 2025 FORM 10-K	105

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 13—COMMITMENTS AND CONTINGENCIES
LITIGATION AND REGULATORY MATTERS

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Certain of these proceedings are in early stages and may seek an indeterminate amount of damages or penalties or may require us to change or adopt certain business practices. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements at that time. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, (i) we have disclosed an estimate of the reasonably possible loss or range of losses or (ii) we have concluded that our estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 13, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of December 31, 2025. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

FY 2025 FORM 10-K	106

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

On December 20, 2022, a civil lawsuit captioned State of Hawai‘i, by its Office of Consumer Protection, v. PayPal, Inc., and PayPal Holdings, Inc., Case No. 1CCV-22-0001610, was filed in the Circuit Court of the First Circuit of the State of Hawai‘i (the “Hawai‘i Action”). The Hawai‘i Action asserts claims for unfair and deceptive acts and practices under Hawai‘i Revised Statutes Sections 480-2(a) and 481A-3(a). Plaintiff seeks injunctive relief as well as unspecified penalties and other monetary relief. On July 14, 2023, the court denied Defendants’ motion to dismiss the complaint. We executed a final settlement in this matter on December 17, 2025.

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

FY 2025 FORM 10-K	107

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our consumers (individually or as class actions), merchants or regulators alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or user, product, business or merchant agreements violate applicable law, or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus and scrutiny to which the payments industry is subject and, when taken together with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payments transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our products, services, or business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

In the ordinary course of business, we include indemnification provisions in certain of our agreements with parties with whom we have commercial relationships. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos, and other branding elements to the extent that such marks are related to the subject agreement. These indemnification provisions generally include indemnity for other types of third-party claims, which may be related to intellectual property rights, confidentiality, willful misconduct, data privacy obligations, and certain breach of contract claims, among others. These indemnification provisions generally also include indemnity to our payments processors arising out of conduct by us or our customers, including in the event of card association fines or other damages incurred by the processor. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation.

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

As part of the agreements to sell certain loans receivable portfolios, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the third-party investors that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of December 31, 2025 and 2024, the current outstanding balances of the loans sold was $3.8 billion and $2.9 billion, respectively. The term of the indemnification obligations align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

FY 2025 FORM 10-K	108

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

PROTECTION PROGRAMS

In addition to the protections afforded by applicable law, we provide consumers and merchants with protection programs for certain purchase transactions completed on our payments platform. Our protection programs help protect both consumers and merchants from financial loss resulting from, among other things, counterparty non-performance. These programs are designed to promote confidence on the part of both consumers, who will be reimbursed in certain circumstances, such as not receiving their purchased eligible item in the condition significantly as described, as well as merchants, who will receive payment in certain circumstances, such as establishing proof of shipment or delivery of an eligible item to the customer. These protection programs are considered assurance-type warranties under applicable accounting standards for which we estimate associated costs within the allowance for transaction losses. Our protection programs may result in negative customer balances when there are insufficient funds in a customer’s PayPal account to cover charges applied for merchant-related chargebacks within the scope of our protection programs. Negative customer balances can also occur from bank returns and reversals due to insufficient funding sources. The allowance for negative customer balances represents our estimate of current expected credit losses on negative customer balances.

At December 31, 2025 and 2024, the allowance for transaction losses was $73 million and $86 million, respectively. The allowance for negative customer balances was $271 million and $256 million at December 31, 2025 and 2024, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the years ended December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(In millions)
Beginning balance	$342	$282
Provision(1)	1,337	1,114
Realized losses and charge-offs	(1,487)	(1,218)
Recoveries(2)	152	164
Ending balance	$344	$342
(1) Changes in estimates for the prior period provision related to the allowance for transaction losses are not material and are aggregated with current period provision.
(2) Recoveries are only relevant for the allowance for negative customer balances.

FY 2025 FORM 10-K	109

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 14—STOCKHOLDERS’ EQUITY

STOCK REPURCHASE PROGRAMS

In July 2018, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $10.0 billion of our common stock, with no expiration from the date of authorization. In June 2022, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. This program became effective in the first quarter of 2023 upon completion of the July 2018 stock repurchase program. In February 2025, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. This program became effective in the fourth quarter of 2025 upon completion of the June 2022 stock repurchase program. Our stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, may also be used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions, including accelerated share repurchase agreements, or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Moreover, any stock repurchases are subject to market conditions and other uncertainties, and we cannot predict if or when any stock repurchases will be made. We may terminate our stock repurchase programs at any time without prior notice.

During the year ended December 31, 2025, we repurchased approximately 86 million shares of our common stock for approximately $6.0 billion at an average cost of $69.94, excluding excise tax. These shares were purchased in the open market under our stock repurchase programs authorized in June 2022 and February 2025. As of December 31, 2025, a total of approximately $13.9 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

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
During the years ended December 31, 2025 and 2024, we recorded $51 million and $50 million in excise tax within treasury stock on our consolidated balance sheets, respectively. The payable associated with the excise tax is a non-cash financing activity which is not reflected on the consolidated statement of cash flows until settlement.
Shares of common stock repurchased for the periods presented were recorded as treasury stock for the purposes of calculating net income (loss) per share and were accounted for under the cost method. No repurchased shares of common stock have been retired.

DIVIDEND PROGRAM

In October 2025, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend was payable on December 10, 2025, to stockholders of record of our common stock as of the close of business on November 19, 2025.

FY 2025 FORM 10-K	110

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 15—STOCK-BASED AND EMPLOYEE SAVINGS PLANS

EQUITY INCENTIVE PLAN

Under the terms of the Amended and Restated PayPal Holdings, Inc. 2015 Equity Incentive Award Plan (the “Plan”), equity awards, including restricted stock units (“RSUs”), restricted stock awards, performance-based restricted stock units (“PBRSUs”), stock options, deferred stock units, and stock payments, may be granted to our directors, officers, and employees. In June 2025, our stockholders approved the authorization of an additional 15 million shares to the Plan. At December 31, 2025, approximately 75 million shares were authorized under the Plan and approximately 45 million shares were available for future grant. Shares issued as a result of stock option exercises and the release of stock awards were funded primarily with the issuance of new shares of common stock.

RSUs are granted to eligible employees under the Plan. RSUs issued on or after January 1, 2022 generally vest over three years at a rate of 33% after one year, then in equal quarterly installments thereafter. RSUs are subject to an employee’s continuing service to us, and do not have an expiration date. The cost of RSUs granted is determined using the fair market value of PayPal’s common stock on the date of grant.

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

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan (“ESPP”), shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of each six-month purchase period within the offering period. Employees may contribute between 2% and 10% of their gross compensation during an offering period to purchase shares, but not more than the statutory limitation of $25,000 per year. All company stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted net income (loss) per share. For the years ended December 31, 2025, 2024, and 2023, our employees purchased 2.6 million, 2.1 million, and 2.3 million shares under the ESPP at an average per share price of $45.85, $44.16, and $55.34, respectively. As of December 31, 2025, approximately 39 million shares were reserved for future issuance under the ESPP.

FY 2025 FORM 10-K	111

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSU, PBRSU, AND RESTRICTED STOCK ACTIVITY

The following table summarizes RSU, PBRSU, and restricted stock activity under the Plan as of December 31, 2025 and changes during the year ended December 31, 2025:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In thousands, except per share amounts)
Outstanding at January 1, 2025	31,288	$67.35
Awarded	22,329	$70.92
Vested	(15,923)	$67.55
Forfeited	(5,937)	$72.39
Outstanding at December 31, 2025	31,757	$68.84
Expected to vest	27,499
The aggregate intrinsic value of RSUs and PBRSUs vested under the Plan was $1.1 billion for both December 31, 2025 and 2024 and $752 million for December 31, 2023.

In the year ended December 31, 2025, the Company granted 1.6 million PBRSUs with a three-year performance period. In the year ended December 31, 2024, the Company granted 1.9 million PBRSUs with a three-year performance period. In the year ended December 31, 2023, the Company granted 2.3 million PBRSUs with a one-year performance period (fiscal 2023), which became fully vested following the completion of the performance period in February 2024 (one year from the annual incentive award cycle grant date), and 1.8 million PBRSUs with a three-year performance period.

STOCK-BASED COMPENSATION EXPENSE
Stock-based compensation expense for the Plan is measured based on the estimated fair value of shares at the time of grant and recognized over the award’s vesting period.

The following table summarizes the impact of stock-based compensation expense under the Plan on our results of operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Customer support and operations	$204	$233	$305
Sales and marketing	125	143	179
Technology and development	489	478	612
General and administrative	266	339	434
Restructuring and other	—	100	—
Total stock-based compensation expense	$1,084	$1,293	$1,530

Capitalized as part of internal use software and website development costs	$134	$109	$52
Income tax benefit on total stock-based compensation expense	$227	$238	$260
Income tax benefit realized related to awards vested or exercised	$237	$205	$136

As of December 31, 2025, there was approximately $1.4 billion of unearned stock-based compensation that is expected to be recognized over a weighted average period of 1.87 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase, or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of equity awards we grant, or assume unvested equity awards in connection with acquisitions.

FY 2025 FORM 10-K	112

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMPLOYEE SAVINGS PLANS

Under the terms of the PayPal Holdings, Inc. Deferred Compensation Plan, which also qualifies under Section 401(k) of the Code, participating U.S. employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Under the PayPal plan, eligible employees received one dollar for each dollar contributed, up to 4% of each employee’s eligible salary, subject to a maximum employer contribution per employee of $14,000 in 2025, $13,800 in 2024, and $13,200 in 2023. Our non-U.S. employees are covered by other savings plans. For the years ended December 31, 2025, 2024, and 2023, the matching contribution expense for our U.S. and international savings plans was approximately $83 million, $74 million, and $80 million, respectively.

NOTE 16—INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
United States	$1,453	$946	$993
International	4,839	4,383	4,418
Income before income taxes	$6,292	$5,329	$5,411
The income tax expense was composed of the following:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current:
Federal	$(116)	$342	$1,031
State and local	65	107	145
Foreign	893	502	657
Total current portion of income tax expense	$842	$951	$1,833
Deferred:
Federal	$295	$278	$(490)
State and local	(15)	(29)	(79)
Foreign	(63)	(18)	(99)
Total deferred portion of income tax expense (benefit)	217	231	(668)
Income tax expense	$1,059	$1,182	$1,165

FY 2025 FORM 10-K	113

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

	Year Ended December 31, 2025
	$ Amount (in millions)	%
Tax provision at the U.S. federal statutory rate	$1,321	21.0%
State and local income tax, net of federal income tax effect(1)	(22)	(0.3)%
Foreign tax effects:
Singapore
Statutory tax rate difference between Singapore and the U.S.	(155)	(2.5)%
Incentive agreement	(466)	(7.4)%
Qualified domestic minimum top-up tax	370	5.9%
Other	2	—%
Other foreign jurisdictions	14	0.2%
Effect of cross-border tax laws	21	0.3%
Tax credits:
Research and development	(99)	(1.6)%
Changes in valuation allowances(2)	312	5.0%
Nontaxable or nondeductible items	47	0.7%
Changes in unrecognized tax benefits(3)	225	3.6%
Other:
Internal legal entity restructuring(2)	(518)	(8.2)%
Other rate drivers	7	0.1%
Income tax expense and effective income tax rate	$1,059	16.8%
(1) The state that contributed to the majority (greater than 50%) of the tax effect in this category was California.
(2) “Internal legal entity restructuring” includes $299 million of U.S. tax attributes generated, which are not more-likely-than-not to be realized, and is offset in “Changes in valuation allowances.”
(3) PayPal made a policy election to aggregate changes in unrecognized tax benefits for all jurisdictions in this line item.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Domestic income taxed at different rates	0.1%	(1.5)%
State taxes, net of federal benefit	1.1%	1.1%
Foreign income taxed at different rates	(4.3)%	(5.1)%
Stock-based compensation expense	2.6%	3.5%
Tax credits	0.6%	(0.7)%
Change in valuation allowances	0.6%	—%
Other	0.5%	3.2%
Effective income tax rate	22.2%	21.5%

FY 2025 FORM 10-K	114

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents supplemental cash flow information related to income taxes paid (net of refunds received):

Year Ended December 31, 2025
(In millions)
US federal	$535
US state and local:
Other	19
Foreign:
Singapore	254
Luxembourg	96
Other	195
Total cash taxes paid, net of refunds received	$1,099

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	As of December 31,
	2025	2024
	(In millions)
Deferred tax assets:
Tax attribute carryforwards	$911	$265
Accruals and allowances	603	546
Lease liabilities	168	194
Stock-based compensation	83	93
Capitalized research and development	715	1,077
Other items	54	63
Total deferred tax assets	2,534	2,238
Valuation allowance(1)	(736)	(240)
Total deferred tax assets, net of valuation allowance	$1,798	$1,998
Deferred tax liabilities:
ROU lease assets	$(131)	$(153)
Capitalized software development costs	(184)	(176)
Net unrealized gains	(119)	(97)
Other items	(111)	(74)
Total deferred tax liabilities	(545)	(500)
Net deferred tax assets	$1,253	$1,498
(1) For the year ended December 31, 2025, we had an increase in our valuation allowance of $496 million, primarily driven by an increase in our U.S. federal tax attributes generated as part of an internal legal entity restructuring, as well as an increase in our U.S. state tax attributes due to a change in our state apportionment rates, which are not more-likely-than-not to be realized.

As of December 31, 2025, our net foreign net operating loss carryforwards for income tax purposes were approximately $184 million, and certain of these amounts are subject to an annual limitation. If not utilized, a portion of these losses will begin to expire in 2026. As of December 31, 2025, our net U.S. Federal capital loss carryforward was approximately $299 million, which will expire in 2030. As of December 31, 2025, our net California research and development tax credit carryforwards for income tax purposes were approximately $141 million, which may be carried forward indefinitely. As of December 31, 2025, our Federal corporate alternative minimum tax credit carryforward was approximately $144 million, which may be carried forward indefinitely. It is more likely than not that most of these net operating loss, capital loss, and research and development tax credit carryforward deferred tax assets will not be realized and a valuation allowance has been recorded against these assets.

Repatriation of our foreign earnings for use in the U.S. is generally not expected to result in a significant amount of income taxes; as a result, the corresponding deferred tax liability we have accrued is not material.

FY 2025 FORM 10-K	115

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We benefit from agreements concluded in certain jurisdictions, most significantly Singapore. The Singapore agreement is effective through 2030, results in significantly lower rates of taxation on certain classes of income and requires various thresholds of investment and employment in that jurisdiction. We review our compliance on an annual basis to ensure we continue to meet our obligations under this agreement. This agreement, after factoring in any qualified domestic minimum top-up tax in 2025 onward, resulted in tax savings of approximately $96 million, $473 million, and $441 million in 2025, 2024, and 2023, respectively. Excluding the effect of U.S. and foreign tax legislation, the benefit of this agreement on our diluted net income (loss) per share was approximately $0.10, $0.46, and $0.40 in 2025, 2024, and 2023, respectively. These results may further vary based on our overall tax profile.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the U.S., with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. The provisions of the Act effective in 2025 were not material and have been reflected in our results, as applicable.

The following table reflects changes in unrecognized tax benefits for the periods presented below:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$2,320	$2,236	$1,877
Increases related to prior period tax positions	240	44	178
Decreases related to prior period tax positions	(155)	(201)	(30)
Increases related to current period tax positions	276	280	235
Settlements	(90)	—	—
Statute of limitation expirations	(46)	(39)	(24)
Gross amounts of unrecognized tax benefits as of the end of the period	$2,545	$2,320	$2,236
If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $1.7 billion.

For the years ended December 31, 2025, 2024, and 2023, we recognized net interest and penalties of $73 million, $50 million, and $151 million, respectively, related to uncertain tax positions in income tax expense. This expense is reflected in the “Changes in unrecognized tax benefits” line of our effective income tax rate schedule for 2025 and “Other” line of our effective income tax rate schedule for 2024 and 2023. The amount of interest and penalties accrued as of December 31, 2025 and 2024 was approximately $637 million and $556 million, respectively.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2013 to 2024 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2012 primarily include the U.S. (Federal and California), India, Singapore, and Israel. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

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

In connection with our separation from eBay in 2015, we entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. Under the tax matters agreement, eBay is generally responsible for all additional taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that were transferred to PayPal pursuant to the separation) arising after the separation date with respect to the taxable periods (or portions thereof) ended on or prior to July 17, 2015, except for those taxes for which PayPal reflected an unrecognized tax benefit on the separation date.

FY 2025 FORM 10-K	116

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

The restructuring charges associated with the following plans were recorded in “restructuring and other” on our consolidated statements of income. Accrued restructuring liabilities were included in “accrued expenses and other current liabilities” on our consolidated balance sheets.

2Q 2025 Plan

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component to be substantially completed in 2027 and the technology infrastructure component to be substantially completed in 2028. The associated restructuring charges during the year ended December 31, 2025 were $102 million, consisting of $96 million in employee severance and benefits costs and $6 million in other restructuring costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $90 million to $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. The timing of activities and cost estimates continue to be developed and are subject to change.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2025:

	Employee Severance and Benefits Costs	Other Restructuring Costs	Total
	(In millions)
Accrued liability as of January 1, 2025	$—	$—	$—
Charges	96	6	102
Payments	(44)	—	(44)
Accrued liability as of December 31, 2025	$52	$6	$58

1Q 2025 Plan

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the year ended December 31, 2025 were $36 million and included employee severance and benefits costs, which was completed in the third quarter of 2025.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2025:

Employee Severance and Benefits Costs
(In millions)
Accrued liability as of January 1, 2025	$—
Charges	36
Payments	(36)
Accrued liability as of December 31, 2025	$—

FY 2025 FORM 10-K	117

PayPal Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1Q 2024 Plan

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

1Q 2023 Plan

During the first quarter of 2023, management initiated a global workforce reduction intended to focus resources on core strategic priorities and improve our cost structure and operating efficiency. The associated restructuring charges in 2023 were $122 million. We primarily incurred employee severance and benefits costs, which were substantially completed by the fourth quarter of 2023.

We continue to review our real estate and facility capacity requirements due to our new and evolving work models. We incurred asset impairment charges of nil in 2025 and 2024, and $61 million in 2023 due to exiting certain leased properties, which resulted in a reduction of ROU lease assets and related leasehold improvements. Additionally, we recognized a gain of $17 million due to the sale of an owned property and incurred a loss of $14 million related to another owned property held for sale in the year ended December 31, 2023.

OTHER

During the years ended December 31, 2025, 2024 and 2023, approximately $193 million, $129 million and $74 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale (inclusive of transaction costs) and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

In the fourth quarter of 2023, we completed the sale of Happy Returns and recorded a pre-tax gain of $339 million, net of transaction costs, in restructuring and other. For additional information on the divestiture, see “Note 4—Business Combinations and Divestitures”.

FY 2025 FORM 10-K	118

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

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net revenues	$33,172	$31,797	$29,771
Less (add):
Transaction expense	15,987	15,697	14,385
Transaction losses	1,337	1,114	1,192
Credit losses	383	328	490
Customer support and operations(1)	1,704	1,768	1,919
Sales and marketing(1)	2,283	2,001	1,809
Technology and development(1)	3,103	2,979	2,973
General and administrative(1)	1,979	2,147	2,059
Restructuring and other	331	438	(84)
Other income (expense), net	(227)	(4)	(383)
Income tax expense	1,059	1,182	1,165
Segment net income (loss)	$5,233	$4,147	$4,246
(1) Includes depreciation and amortization expense. Total depreciation and amortization expense was $1.0 billion for both years ended December 31, 2025 and 2024 and $1.1 billion for the year ended December 31, 2023.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets.

For disclosure of geographical information, please refer to “Note 2—Revenue” and “Note 7—Other Financial Statement Details”.

FY 2025 FORM 10-K	119

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/ (Credited) to Net Income	Charges Utilized/ (Write-offs)	Balance at End of Period
	(In millions)
Allowance for Transaction Losses and Negative Customer Balances
Year Ended December 31, 2023	$278	$1,192	$(1,188)	$282
Year Ended December 31, 2024	$282	$1,114	$(1,054)	$342
Year Ended December 31, 2025	$342	$1,337	$(1,335)	$344
Allowance for Loans and Interest Receivable
Year Ended December 31, 2023	$598	$539	$(597)	$540
Year Ended December 31, 2024	$540	$337	$(416)	$461
Year Ended December 31, 2025	$461	$414	$(336)	$539

FY 2025 FORM 10-K	120

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
4.03
Officer’s Certificate, dated as of September 26, 2019, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, containing Forms of 2026 Note and 2029 Note
			8-K	9/26/2019
4.04
Officer’s Certificate, dated as of May 18, 2020, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee, containing Forms of 2030 Note and 2050 Note
			8-K	5/18/2020
4.05
Officer’s Certificate, dated as of May 23, 2022, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, containing Forms of 2027 Note, 2032 Note, 2052 Note, and 2062 Note
			8-K	5/23/2022
4.06
Officer’s Certificate, dated as of June 9, 2023, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, containing Forms of Note for 0.972% Notes due 2026 and 1.240% Notes due 2028
			8-K	6/9/2023
4.07
Officer’s Certificate, dated as of May 28, 2024, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, containing Forms of Note for 5.150% Notes due 2034 and 5.500% Notes due 2054
			8-K	5/28/2024
4.08
Officer’s Certificate, dated as of March 6, 2025, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, containing Forms of Note for Floating Rate Notes due 2028, 4.450% Notes due 2028 and 5.100% Notes due 2035
			8-K	3/6/2025
10.01	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated July 17, 2015		8-K	7/20/2015
10.02+	PayPal Employee Incentive Plan, as amended and restated		DEF 14A	4/14/2016
10.03+	PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as Amended and Restated		8-K	6/9/2025
10.04+	PayPal Holdings, Inc. Amended and Restated Deferred Compensation Plan effective November 6, 2018		10-K	2/7/2019

FY 2025 FORM 10-K	121

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.05+	PayPal Holdings, Inc. Executive Change in Control and Severance Plan, as amended and restated, effective as of November 24, 2025	X
10.06+	Form of Indemnity Agreement between PayPal Holdings, Inc. and individual directors and officers		10-12B/A	5/14/2015
10.07+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.08+	Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated		10-Q	4/30/2024
10.09+	Form of Global Notice of Grant of Stock Option and Stock Option Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.10+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated (2026)	X
10.11+
Form of Global Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated (2026)
X
10.12+	Form of Director Annual Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.13+	Form of Electing Director Quarterly Award Agreement under the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan		10-12B/A	5/14/2015
10.14+	PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		8-K	5/25/2018
10.15+	Amendment to PayPal Holdings, Inc. Amended and Restated Employee Stock Purchase Plan		10-Q	11/9/2021
10.16+	PayPal Holdings, Inc. 2022 Inducement Plan		S-8	7/15/2022
10.17+	Letter Agreement by and between PayPal Holdings, Inc. and Alex Chriss, dated August 10, 2023		8-K	8/14/2023
10.18+	Offer Letter, dated October 29, 2023, by and between PayPal Holdings, Inc. and Jamie Miller		8-K	11/1/2023
10.19	Credit Agreement, dated as of June 7, 2023, among PayPal Holdings, Inc. the Designated Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Australia Limited, as the Administrative Agents		8-K	6/13/2023
10.20^†
Deed of Amendment and Restatement dated November 11, 2025 in relation to the Receivables Purchase Agreement and the Receivables Management Agreement dated as of December 12, 2023, by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Receivables Manager and Seller), PayPal UK Ltd (as Receivables Manager), Alps Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services Limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps Partners (Holding) S.à r.l. (as Class C Lender)
X

FY 2025 FORM 10-K	122

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Date Filed
10.21^†
Receivables Purchase Agreement, dated as of November 11, 2025 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and a Receivables Manager), PayPal UK Ltd (as a Receivables Manager and collectively with PayPal (Europe) S.à r.l. et Cie, SCA, the Receivables Managers), Alps 2.0 Partners S.à r.l. (as Purchaser), BNY Mellon Corporate Trustee Services limited (as Security Agent), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps 2.0 Partners (Holding) as Class C Lender)
			8-K	11/17/2025
10.22^†
Receivables Management Agreement, dated as of November 11, 2025 by and between PayPal (Europe) S.à r.l. et Cie, SCA (as Seller and EU Receivables Manager), PayPal UK Ltd (as UK Receivables Manager), Alps 2.0 Partners S.à r.l. (as Purchaser), Avega S.à r.l. (as Back-Up Receivables Manager Facilitator) and Alps 2.0 Partners ( Holding) S.à r.l. as Class C Lender)
			8-K	11/17/2025
10.23+	Offer Letter, dated October 23, 2023, by and between PayPal Holdings, Inc. and Michelle Gill		10-K	2/8/2024
10.24+	Offer Letter, dated October 23, 2023, by and between PayPal Holdings, Inc. and Diego Scotti		10-K	2/8/2024
10.25+	Offer Letter, dated December 4, 2023, by and between PayPal Holdings, Inc. and Suzan Kereere		10-K	2/8/2024
10.26+	Offer Letter, dated May 28, 2024, by and between PayPal Holdings, Inc. and Christopher Natali		8-K	6/3/2024
10.27+	Letter agreement by and between PayPal Holdings, Inc. and Aaron Webster, dated February 5, 2024		10-Q	4/30/2024
10.28+	Independent Director Compensation Policy	X
10.29	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto		8-K	11/14/2025
19.01^	PayPal Holdings, Inc. Insider Trading Policy	X
21.01	List of Subsidiaries	X
23.01	PricewaterhouseCoopers LLP consent	X
24.01	Power of Attorney (see signature page)	X
31.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of PayPal Holdings, Inc.’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
97.01+	PayPal Holdings, Inc. Mandatory Recovery Policy for Executive Officers	X
101
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements
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

FY 2025 FORM 10-K	123

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2026.

PayPal Holdings, Inc.

By:	/s/ Jamie Miller
	Name: Title:	Jamie Miller Interim President and Chief Executive Officer and Executive Vice President, Chief Financial and Operating Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie Miller, Bimal Patel, Brian Y. Yamasaki and Christopher Natali, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 3, 2026.

Principal Executive Officer and Principal Financial Officer:		Principal Accounting Officer:

By:	/s/ Jamie Miller	By:	/s/ Christopher Natali
	Jamie Miller		Christopher Natali
	Interim President and Chief Executive Officer and Executive Vice President, Chief Financial and Operating Officer		Senior Vice President, Chief Accounting Officer

Directors

By:	/s/ Joy Chik	By:	/s/ Jonathan Christodoro
	Joy Chik		Jonathan Christodoro
	Director		Director

By:	/s/ Carmine Di Sibio	By:	/s/ David W. Dorman
	Carmine Di Sibio		David W. Dorman
	Director		Director

By:	/s/ Enrique Lores	By:	/s/ Gail J. McGovern
	Enrique Lores		Gail J. McGovern
	Director		Director

By:	/s/ Deborah M. Messemer	By:	/s/ David M. Moffett
	Deborah M. Messemer		David M. Moffett
	Director		Director

By:	/s/ Ann M. Sarnoff	By:	/s/ Deirdre Stanley
	Ann M. Sarnoff		Deirdre Stanley
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director