Form 10-Q
period 2026-03-31
PayPal Holdings, Inc.
filed 2026-05-05
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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
Yes ☐ No  ☒
As of April 29, 2026, there were 882,105,493 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,977	$8,049
Short-term investments	2,365	2,373
Accounts receivable, net	843	840
Loans and interest receivable, held for sale	1,825	1,726
Loans and interest receivable, net of allowances of $560 and $539 as of March 31, 2026 and December 31, 2025, respectively	6,705	6,746
Funds receivable and customer accounts	39,501	38,198
Prepaid expenses and other current assets	1,779	1,827
Total current assets	59,995	59,759
Long-term investments	4,125	4,330
Property and equipment, net	1,708	1,700
Goodwill	10,946	10,864
Intangible assets, net	206	208
Other assets	3,566	3,312
Total assets	$80,546	$80,173
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162	$240
Funds payable and amounts due to customers	41,501	40,198
Accrued expenses and other current liabilities	5,974	6,005
Total current liabilities	47,637	46,443
Other long-term liabilities	3,476	3,487
Long-term debt	9,409	9,987
Total liabilities	60,522	59,917
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 892 and 920 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 457 and 423 shares as of March 31, 2026 and December 31, 2025, respectively	(34,651)	(33,138)
Additional paid-in-capital	21,735	21,582
Retained earnings	33,453	32,470
Accumulated other comprehensive income (loss)	(513)	(658)
Total equity	20,024	20,256
Total liabilities and equity	$80,546	$80,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Q 2026 FORM 10-Q	4

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$8,353	$7,791
Operating expenses:
Transaction expense	4,165	3,704
Transaction and credit losses	378	371
Customer support and operations	446	398
Sales and marketing	518	488
Technology and development	793	731
General and administrative	491	503
Restructuring and other	74	66
Total operating expenses	6,865	6,261
Operating income	1,488	1,530
Other income (expense), net	(95)	73
Income before income taxes	1,393	1,603
Income tax expense	280	316
Net income (loss)	$1,113	$1,287

Net income (loss) per share:
Basic	$1.22	$1.31
Diluted	$1.21	$1.29

Weighted average shares:
Basic	913	986
Diluted	920	999
The accompanying notes are an integral part of these condensed consolidated financial statements.

1Q 2026 FORM 10-Q	5

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
	(In millions)
	(Unaudited)
Net income (loss)	$1,113	$1,287
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”), net	(34)	109
Tax benefit (expense) on foreign CTA, net	4	(7)
Unrealized gains (losses) on cash flow hedges, net	192	(176)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(13)	9
Unrealized losses on available-for-sale debt securities, net	(5)	(9)
Tax benefit on unrealized losses on available-for-sale debt securities, net	1	2
Other comprehensive income (loss), net of tax	145	(72)
Comprehensive income (loss)	$1,258	$1,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Q 2026 FORM 10-Q	6

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2025	920	$(33,138)	$21,582	$(658)	$32,470	$20,256
Net income	—	—	—	—	1,113	1,113
Foreign CTA, net	—	—	—	(34)	—	(34)
Tax benefit on foreign CTA, net	—	—	—	4	—	4
Unrealized gains on cash flow hedges, net	—	—	—	192	—	192
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(13)	—	(13)
Unrealized losses on available-for-sale debt securities, net	—	—	—	(5)	—	(5)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	1	—	1
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(139)	—	—	(139)
Common stock repurchased	(34)	(1,513)	—	—	—	(1,513)
Cash dividends declared ($0.14 per share)	—	—	—	—	(130)	(130)
Stock-based compensation	—	—	292	—	—	292
Balances at March 31, 2026	892	$(34,651)	$21,735	$(513)	$33,453	$20,024

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	1,287	1,287
Foreign CTA, net	—	—	—	109	—	109
Tax expense on foreign CTA, net	—	—	—	(7)	—	(7)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	9	—	9
Unrealized losses on available-for-sale debt securities, net	—	—	—	(9)	—	(9)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(171)	—	—	(171)
Common stock repurchased	(19)	(1,512)	—	—	—	(1,512)
Stock-based compensation	—	—	285	—	—	285
Balances at March 31, 2025	979	$(28,597)	$20,819	$(622)	$28,654	$20,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

1Q 2026 FORM 10-Q	7

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,113	$1,287
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	378	371
Depreciation and amortization	238	245
Stock-based compensation	259	249
Deferred income taxes	(290)	(6)
Net (gains) losses on strategic investments	101	(48)
Accretion of discounts on investments, net of amortization of premiums	(8)	(30)
Adjustments to loans and interest receivable, held for sale	61	25
Other	70	(73)
Originations of loans receivable, held for sale	(11,306)	(6,629)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	11,073	6,445
Changes in assets and liabilities:
Accounts receivable	(2)	(98)
Transaction loss allowance for cash losses, net	(313)	(311)
Other current assets and non-current assets	249	64
Accounts payable	(52)	(52)
Other current liabilities and non-current liabilities	(437)	(279)
Net cash provided by operating activities	1,134	1,160
Cash flows from investing activities:
Purchases of reverse repurchase agreements	—	(200)
Maturities of reverse repurchase agreements	—	87
Purchases of property and equipment	(231)	(196)
Proceeds from sales of property and equipment	8	2
Purchases and originations of loans receivable	(3,865)	(5,508)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	3,754	5,477
Purchases of investments	(5,923)	(5,970)
Maturities and sales of investments	4,521	5,465
Acquisitions, net of cash acquired	(122)	—
Funds receivable	(352)	(2,741)
Collateral posted related to derivative instruments, net	110	(53)
Net cash used in investing activities	(2,100)	(3,637)
Cash flows from financing activities:
Purchases of treasury stock	(1,500)	(1,500)
Tax withholdings related to net share settlements of equity awards	(127)	(277)
Borrowings under financing arrangements	930	1,491
Repayments under financing arrangements	(932)	—
Funds payable and amounts due to customers	1,094	1,417
Collateral received related to derivative instruments and reverse repurchase agreements, net	108	(135)
Payments of dividends to stockholders	(130)	—
Other	(2)	(2)
Net cash (used in) provided by financing activities	(559)	994

1Q 2026 FORM 10-Q	8

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Three Months Ended March 31,
	2026	2025
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(50)	94
Net change in cash, cash equivalents, and restricted cash	(1,575)	(1,389)
Cash, cash equivalents, and restricted cash at beginning of period	24,018	22,490
Cash, cash equivalents, and restricted cash at end of period	$22,443	$21,101

Supplemental cash flow disclosures:
Cash paid for interest	$18	$2
Cash paid for income taxes, net	$7	$95

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$6,977	$7,569
Funds receivable and customer accounts	15,466	13,532
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$22,443	$21,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Q 2026 FORM 10-Q	9

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of March 31, 2026 and December 31, 2025, no VIEs qualified for consolidation as the structures of these entities do not provide us with both the ability to direct activities that would significantly impact their economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As of both March 31, 2026 and December 31, 2025, the carrying value of our investments in nonconsolidated VIEs that are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities was $202 million, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to these nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both March 31, 2026 and December 31, 2025.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission on February 3, 2026.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2026.

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

1Q 2026 FORM 10-Q	10

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our condensed consolidated balance sheets and were $231 million and $238 million as of March 31, 2026 and December 31, 2025, respectively.

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

1Q 2026 FORM 10-Q	11

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Primary geographical markets
U.S.	$4,882	$4,463
Other countries(1)	3,471	3,328
Total net revenues(2)	$8,353	$7,791

Revenue category
Transaction revenues	$7,501	$7,016
Revenues from other value added services	852	775
Total net revenues(2)	$8,353	$7,791
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $473 million and $573 million for the three months ended March 31, 2026 and 2025, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, hedging gains or losses, and interest earned and gains or losses on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,113	$1,287
Denominator:
Weighted average shares of common stock - basic	913	986
Dilutive effect of equity incentive awards	7	13
Weighted average shares of common stock - diluted	920	999
Net income (loss) per share:
Basic	$1.22	$1.31
Diluted	$1.21	$1.29
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	21	2

1Q 2026 FORM 10-Q	12

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 4—BUSINESS COMBINATIONS

In the three months ended March 31, 2026, we completed an acquisition with a total purchase price of $134 million, consisting primarily of cash consideration, which was accounted for as a business combination. There were no acquisitions accounted for as business combinations completed in the three months ended March 31, 2025.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2026:

	December 31, 2025	Goodwill Acquired	Foreign CTA	March 31, 2026
	(In millions)
Total goodwill	$10,864	$104	$(22)	$10,946

The goodwill acquired during the three months ended March 31, 2026 was associated with one acquisition as described in “Note 4—Business Combinations.”

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$377	$(233)	$144	$372	$(224)	$148
Marketing related	59	(52)	7	60	(50)	10
Developed technology	23	(3)	20	9	(2)	7
All other	210	(175)	35	208	(165)	43
Intangible assets, net	$669	$(463)	$206	$649	$(441)	$208
(1) Excludes intangible assets which have been fully amortized, but are still in use.

Amortization expense for intangible assets was $32 million and $47 million for the three months ended March 31, 2026 and 2025, respectively.

Expected future intangible asset amortization as of March 31, 2026 was as follows:

Fiscal years:	(In millions)
Remaining 2026	$77
2027	68
2028	53
2029	2
2030	2
Thereafter	4
Total	$206

1Q 2026 FORM 10-Q	13

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

While a majority of our lease agreements do not contain an explicit interest rate, certain of our lease agreements are subject to changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and are instead treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio includes a small number of subleases. A sublease situation can arise when currently leased real estate space is available and is surplus to operational requirements.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating lease expense	$40	$41
Finance lease expense - amortization of right-of-use (“ROU”) lease assets	4	4
Sublease income	(2)	(2)
Total lease expense, net	$42	$43

Supplemental cash flow information related to leases during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$42
Financing cash flows from finance leases	$2	$2
ROU lease assets obtained in exchange for operating lease liabilities	$(5)	$5

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026		December 31, 2025
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$499	$52	$539	$56
Current lease liabilities	147	5	148	7
Long-term lease liabilities	505	10	548	10
Total lease liabilities	$652	$15	$696	$17
Weighted-average remaining lease term	5.3 years	3.1 years	5.4 years	3.4 years
Weighted-average discount rate	5%	5%	4%	5%

1Q 2026 FORM 10-Q	14

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Future minimum lease payments for our leases as of March 31, 2026 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2026	$129	$6
2027	168	6
2028	114	4
2029	96	—
2030	82	—
Thereafter	150	—
Total	$739	$16
Less: present value discount	(87)	(1)
Lease liability	$652	$15

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

As of March 31, 2026, we have an additional operating lease for an office, which will commence in the second quarter of 2026 or later with minimum lease payments aggregating to $284 million and a lease term of twelve years. As of March 31, 2026, we did not have any additional finance leases which have not yet commenced.

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2026:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign Currency Translation Adjustment (“CTA”)	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(110)	$13	$(832)	$313	$(42)	$(658)
Other comprehensive income (loss) before reclassifications	104	(5)	(34)	—	(8)	57
Less: Amount of net gains (losses) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	(88)	—	—	—	—	(88)
Net current period other comprehensive income (loss)	192	(5)	(34)	—	(8)	145
Ending balance	$82	$8	$(866)	$313	$(50)	$(513)

1Q 2026 FORM 10-Q	15

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(949)	$313	$(75)	$(550)
Other comprehensive income (loss) before reclassifications	(143)	(8)	109	—	4	(38)
Less: Amount of net gains (losses) reclassified from AOCI	33	1	—	—	—	34
Net current period other comprehensive income (loss)	(176)	(9)	109	—	4	(72)
Ending balance	$(29)	$5	$(840)	$313	$(71)	$(622)

The following table provides details about reclassifications from AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI		Affected Line Item in the Statements of Income (Loss)
	Three Months Ended March 31,
	2026	2025
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$(86)	$35	Net revenues
Net gains (losses) on cash flow hedges—foreign exchange contracts	(1)	(1)	Customer support and operations
Net gains (losses) on cash flow hedges—foreign exchange contracts	(1)	(1)	Technology and development
Net gains (losses) on investments	—	1	Net revenues
	(88)	34	Income before income taxes
	—	—	Income tax expense
Total reclassifications for the period	$(88)	$34	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Interest income	$107	$145
Interest expense	(111)	(103)
Net gains (losses) on strategic investments	(101)	48
Other	10	(17)
Other income (expense), net	$(95)	$73

1Q 2026 FORM 10-Q	16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents(1)	$6,977	$8,049
Funds receivable and customer accounts:
Cash and cash equivalents(2)	$15,466	$15,969
Time deposits	77	94
Available-for-sale debt securities	15,827	14,457
Funds receivable	8,131	7,678
Total funds receivable and customer accounts	$39,501	$38,198
Short-term investments:
Time deposits	$79	$88
Available-for-sale debt securities	2,286	2,285
Total short-term investments	$2,365	$2,373
Long-term investments:
Time deposits	$6	$5
Available-for-sale debt securities	2,313	2,421
Strategic investments	1,806	1,904
Total long-term investments	$4,125	$4,330
(1) Includes $250 million and nil of available-for-sale debt securities with original maturities of three months or less as of March 31, 2026 and December 31, 2025, respectively.
(2) Includes $187 million and $374 million of available-for-sale debt securities with original maturities of three months or less as of March 31, 2026 and December 31, 2025, respectively.

1Q 2026 FORM 10-Q	17

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2026 and December 31, 2025, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	March 31, 2026(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$250	$—	$—	$250
Funds receivable and customer accounts:
U.S. government and agency securities	4,173	1	—	4,174
Foreign government and agency securities	85	—	—	85
Corporate debt securities	2,411	2	(1)	2,412
Mortgage-backed and asset-backed securities	4,232	9	(4)	4,237
Municipal securities	33	—	—	33
Commercial paper	4,475	1	(1)	4,475
Short-term investments:
U.S. government and agency securities	395	—	—	395
Foreign government and agency securities	110	—	—	110
Corporate debt securities	809	—	(1)	808
Mortgage-backed and asset-backed securities	404	—	(1)	403
Commercial paper	570	—	—	570
Long-term investments:
U.S. government and agency securities	480	—	—	480
Corporate debt securities	542	1	—	543
Mortgage-backed and asset-backed securities	1,288	3	(1)	1,290
Total available-for-sale debt securities(2)	$20,257	$17	$(9)	$20,265
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

1Q 2026 FORM 10-Q	18

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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $97 million and $101 million at March 31, 2026 and December 31, 2025, respectively, and were included in other current assets on our condensed consolidated balance sheets.

1Q 2026 FORM 10-Q	19

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2026 and December 31, 2025, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2026(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Cash and cash equivalents:
U.S. government and agency securities	$250	$—	$—	$—	$250	$—
Funds receivable and customer accounts:
U.S. government and agency securities	2,159	—	15	—	2,174	—
Foreign government and agency securities	49	—	—	—	49	—
Corporate debt securities	1,000	(1)	—	—	1,000	(1)
Mortgage-backed and asset-backed securities	1,661	(4)	57	—	1,718	(4)
Commercial paper	1,999	(1)	—	—	1,999	(1)
Short-term investments:
U.S. government and agency securities	295	—	—	—	295	—
Foreign government and agency securities	25	—	20	—	45	—
Corporate debt securities	233	—	94	(1)	327	(1)
Mortgage-backed and asset-backed securities	247	(1)	53	—	300	(1)
Commercial paper	470	—	—	—	470	—
Long-term investments:
U.S. government and agency securities	210	—	—	—	210	—
Corporate debt securities	235	—	—	—	235	—
Mortgage-backed and asset-backed securities	389	(1)	6	—	395	(1)
Total available-for-sale debt securities	$9,222	$(8)	$245	$(1)	$9,467	$(9)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

1Q 2026 FORM 10-Q	20

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

The table below presents cash inflows related to available-for-sale debt securities:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$5,279	$5,472

During the three months ended March 31, 2026 and 2025, we incurred gross realized gains and losses which were de minimis. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	March 31, 2026
	Amortized Cost	Fair Value
	(In millions)
One year or less	$10,214	$10,213
After one year through five years	4,579	4,582
After five years through ten years	2,391	2,387
After ten years	3,073	3,083
Total	$20,257	$20,265

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

1Q 2026 FORM 10-Q	21

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Marketable equity securities totaled $106 million and $180 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we held marketable equity securities with a fair value of $94 million with a time-based contractual sale restriction, which is set to expire in May 2026.

Our non-marketable equity securities are recorded as long-term investments on our condensed consolidated balance sheets. The carrying value of our non-marketable equity securities totaled $1.7 billion as of both March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, we had non-marketable equity securities of $215 million for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Carrying amount, beginning of period	$1,509	$1,336
Adjustments related to non-marketable equity securities:
Net additions (reductions)(1)	(1)	22
Gross unrealized gains	45	55
Gross unrealized losses and impairments	(68)	—
Carrying amount, end of period	$1,485	$1,413
(1) Net additions (reductions) include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
	(In millions)
Cumulative gross unrealized gains	$917	$872
Cumulative gross unrealized losses and impairments	$(421)	$(353)

1Q 2026 FORM 10-Q	22

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net unrealized gains (losses)	$(97)	$48

Supplemental cash flow information related to investments

Non-cash investing transactions that were not reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2026 and 2025 include the purchase of investments of $25 million and $125 million, respectively, that have not yet settled.

1Q 2026 FORM 10-Q	23

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
U.S. government and agency securities	$250	$—	$250
Money market fund	48	48	—
Total cash and cash equivalents	298	48	250
Short-term investments(2):
U.S. government and agency securities	395	—	395
Foreign government and agency securities	110	—	110
Corporate debt securities	808	—	808
Mortgage-backed and asset-backed securities	403	—	403
Commercial paper	570	—	570
Total short-term investments	2,286	—	2,286
Funds receivable and customer accounts(3):
U.S. government and agency securities	4,174	—	4,174
Foreign government and agency securities	298	—	298
Corporate debt securities	2,763	—	2,763
Mortgage-backed and asset-backed securities	4,237	—	4,237
Municipal securities	33	—	33
Commercial paper	4,509	—	4,509
Total funds receivable and customer accounts	16,014	—	16,014
Derivatives(4)	188	—	188
Long-term investments(2),(5):
U.S. government and agency securities	480	—	480
Corporate debt securities	543	—	543
Mortgage-backed and asset-backed securities	1,290	—	1,290
Marketable equity securities	106	106	—
Total long-term investments	2,419	106	2,313
Total financial assets	$21,205	$154	$21,051
Liabilities:
Derivatives(4)	$60	$—	$60
(1) Excludes cash and cash equivalents of $6.7 billion not measured and recorded at fair value.
(2) Excludes time deposits of $85 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $23.5 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our condensed consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.7 billion measured using the Measurement Alternative or equity method accounting.

1Q 2026 FORM 10-Q	24

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$4	$4	$—
Short-term investments(2):
U.S. government and agency securities	443	—	443
Foreign government and agency securities	60	—	60
Corporate debt securities	984	—	984
Mortgage-backed and asset-backed securities	448	—	448
Commercial paper	350	—	350
Total short-term investments	2,285	—	2,285
Funds receivable and customer accounts(3):
U.S. government and agency securities	3,530	—	3,530
Foreign government and agency securities	371	—	371
Corporate debt securities	2,736	—	2,736
Mortgage-backed and asset-backed securities	3,831	—	3,831
Municipal securities	98	—	98
Commercial paper	4,265	—	4,265
Total funds receivable and customer accounts	14,831	—	14,831
Derivatives(4)	20	—	20
Long-term investments(2), (5):
U.S. government and agency securities	400	—	400
Foreign government and agency securities	50	—	50
Corporate debt securities	650	—	650
Mortgage-backed and asset-backed securities	1,321	—	1,321
Marketable equity securities	180	180	—
Total long-term investments	2,601	180	2,421
Total financial assets	$19,741	$184	$19,557
Liabilities:
Derivatives(4)	$158	$—	$158
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

1Q 2026 FORM 10-Q	25

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2026 and December 31, 2025, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Funds receivable and customer accounts	$600	$598	$621	$620

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Funds receivable and customer accounts	$(15)	$31

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of March 31, 2026 and December 31, 2025 for which a non-recurring fair value measurement was recorded during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively:

	March 31, 2026	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$1,287	$1,233	$54
Non-marketable equity securities measured using the Measurement Alternative(1)	208	117	91
Total	$1,495	$1,350	$145
(1) Excludes non-marketable equity securities of $1.3 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the three months ended March 31, 2026.

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

1Q 2026 FORM 10-Q	26

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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, PayPal USD stablecoin (“PYUSD”), time deposits, certain loans and interest receivable, held for sale, loans and interest receivable, net, notes receivable, commercial paper, and debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.1 billion as of March 31, 2026. Our term debt (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.3 billion as of December 31, 2025. If these financial instruments were measured at fair value in the financial statements, cash and PYUSD would be classified as Level 1; time deposits, certain loans and interest receivable, held for sale, commercial paper, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

1Q 2026 FORM 10-Q	27

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2026, we estimated that $82 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2026 and 2025, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we will continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we will also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line to which the derivative relates.

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

FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of March 31, 2026 and December 31, 2025 was as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as hedging instruments	Other current assets	$107	$7
Foreign exchange contracts not designated as hedging instruments	Other current assets	81	13
Total derivative assets		$188	$20

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$25	$118
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	35	40
Total derivative liabilities		$60	$158

1Q 2026 FORM 10-Q	28

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2026
	(In millions)
	Net revenues	Customer support and operations	Technology and development	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges are recorded	$8,353	$446	$793	$(95)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(86)	(1)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	53
Total net gains (losses)	$(86)	$(1)	$(1)	$53

	Three Months Ended March 31,
	2025
	(In millions)
	Net revenues	Customer support and operations	Technology and development	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the effects of cash flow hedges are recorded	$7,791	$398	$731	$73

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	35	(1)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	(83)
Total net gains (losses)	$35	$(1)	$(1)	$(83)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$104	$(143)

1Q 2026 FORM 10-Q	29

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTIONAL AMOUNTS OF DERIVATIVE CONTRACTS

Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, and used only as the underlying basis on which the value of foreign currency exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivative instruments:

	March 31, 2026	December 31, 2025
	(In millions)
Foreign exchange contracts designated as hedging instruments	$7,469	$5,878
Foreign exchange contracts not designated as hedging instruments	8,628	11,932
Total	$16,097	$17,810

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

The following tables present the derivative assets and derivative liabilities not offset on the condensed consolidated balance sheets but available for offset in the event of default. The tables also present the cash and non-cash collateral received or pledged relating to these positions. The amount of collateral presented is limited to the amount presented on our condensed consolidated balance sheets; therefore, instances of over-collateralization are excluded from the table below.

		Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Amounts Presented on the Condensed Consolidated Balance Sheets	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of March 31, 2026
Derivative assets(3)	$188	$25	$107	$56
As of December 31, 2025
Derivative assets(3)	$20	$13	$2	$5

1Q 2026 FORM 10-Q	30

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Amounts Presented on the Condensed Consolidated Balance Sheets	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of March 31, 2026
Derivative liabilities(3)	$60	$25	$24	$11
As of December 31, 2025
Derivative liabilities(3)	$158	$13	$122	$23
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty.
(3) We received cash collateral from derivative counterparties totaling $110 million and $2 million as of March 31, 2026 and December 31, 2025, respectively, and securities from derivative counterparties with a fair value of $61 million and $90 million as of March 31, 2026 and December 31, 2025, respectively. We posted $46 million and $156 million of cash collateral as of March 31, 2026 and December 31, 2025, respectively, and securities to derivative counterparties with a fair value of $77 million and $91 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

As of March 31, 2026 and December 31, 2025, loans and interest receivable, held for sale was $1.8 billion and $1.7 billion, respectively, and include both loans reclassified to held for sale and loans originated as held for sale. During the three months ended March 31, 2026, we derecognized loans with an unpaid balance of $7.5 billion and had net proceeds of $7.4 billion from loans and interest receivable sold. During the three months ended March 31, 2025, we derecognized loans with both an unpaid balance and net proceeds of $5.3 billion from loans and interest receivable sold.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the United Kingdom (“U.K.”), which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany, among other markets. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the three months ended March 31, 2026 and 2025, we purchased approximately $369 million and $277 million in consumer receivables, respectively. As of March 31, 2026 and December 31, 2025, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.4 billion and $5.5 billion, respectively, net of the participation interest sold to the partner institution of $33 million for both March 31, 2026 and December 31, 2025.

1Q 2026 FORM 10-Q	31

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

March 31, 2026
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2026	2025	2024	2023	2022	Total	Percent
Consumer loans and interest receivable:
Current	$2,692	$1,078	$1,091	$280	$74	$—	$5,215	96.3%
30 - 59 Days	28	15	19	4	1	—	67	1.2%
60 - 89 Days	21	—	21	3	1	—	46	0.9%
90 - 179 Days	40	—	40	4	2	—	86	1.6%
Total	$2,781	$1,093	$1,171	$291	$78	$—	$5,414	100%
Gross charge-offs for the three months ended March 31, 2026	$35	$—	$33	$3	$—	$—	$71

December 31, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,767	$2,043	$360	$114	$—	$—	$5,284	96.4%
30 - 59 Days	29	34	5	2	—	—	70	1.3%
60 - 89 Days	19	22	4	2	—	—	47	0.9%
90 - 179 Days	39	31	6	2	—	—	78	1.4%
Total	$2,854	$2,130	$375	$120	$—	$—	$5,479	100%
Gross charge-offs for the year ended December 31, 2025	$136	$36	$107	$20	$1	$—	$300

1Q 2026 FORM 10-Q	32

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the three months ended March 31, 2026 and 2025:

	March 31, 2026			March 31, 2025
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$366	$3	$369	$341	$7	$348
Provisions	55	3	58	55	3	58
Charge-offs	(68)	(3)	(71)	(71)	(5)	(76)
Recoveries	26	—	26	12	—	12
Other(1)	(6)	—	(6)	10	—	10
Ending balance	$373	$3	$376	$347	$5	$352
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at March 31, 2026 for our consumer receivable portfolio remained relatively consistent with the allowance for credit losses at December 31, 2025. In the first quarter of 2026, we updated our expected credit loss model for interest bearing installment loans in the U.S. to reflect current risk characteristics. This change did not have a material impact on our allowance for credit losses in the period.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) product in the U.S., Germany, and U.K., among other markets, and our PayPal Business Loan (“PPBL”) product in the U.S., which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the three months ended March 31, 2026 and 2025, we purchased approximately $570 million and $494 million in merchant receivables, respectively. As of March 31, 2026 and December 31, 2025, the total outstanding balance in our pool of merchant loans, advances, and fees receivable was $1.9 billion and $1.8 billion, respectively, net of the participation interest sold to the partner institution of $66 million and $65 million, respectively.

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

March 31, 2026
(In millions, except percentages)
	2026	2025	2024	2023	2022	Total	Percent
Merchant loans, advances, and fees receivable:
Current	$818	$803	$26	$3	$4	$1,654	89.4%
30 - 59 Days	10	57	13	1	—	81	4.4%
60 - 89 Days	2	32	8	1	—	43	2.3%
90 - 179 Days	—	50	11	2	—	63	3.4%
180+ Days	—	4	5	1	—	10	0.5%
Total	$830	$946	$63	$8	$4	$1,851	100.0%
Gross charge-offs for the three months ended March 31, 2026	$—	$25	$13	$2	$—	$40

1Q 2026 FORM 10-Q	33

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

The following table summarizes the activity in the allowance for merchant loans, advances, and fees receivable for the three months ended March 31, 2026 and 2025:

	March 31, 2026			March 31, 2025
	Merchant Loans and Advances	Fees Receivable	Total Allowance	Merchant Loans and Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$156	$14	$170	$107	$6	$113
Provisions	47	4	51	38	3	41
Charge-offs	(37)	(3)	(40)	(23)	(2)	(25)
Recoveries	4	—	4	6	—	6
Other(1)	(1)	—	(1)	—	—	—
Ending balance	$169	$15	$184	$128	$7	$135
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at March 31, 2026 for our merchant receivable portfolio remained relatively consistent with the allowance for credit losses at December 31, 2025.

1Q 2026 FORM 10-Q	34

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 12—DEBT

NOTES

The following table summarizes total long-term debt:

	Maturities	Effective Interest Rate	March 31, 2026	December 31, 2025
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	144	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	232	237

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400

March 2025 debt issuance:
Floating-rate notes	3/6/2028	4.73%	450	450
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	450
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	600
Total term debt			10,876	10,884
Unamortized premium (discount) and issuance costs, net			(73)	(76)
Less: current portion of term debt(2)			(1,394)	(1,396)
Total carrying amount of term debt			$9,409	$9,412
(1) Principal amounts represent the U.S. dollar equivalent as of March 31, 2026 and December 31, 2025, respectively.
(2) The current portion of term debt is included within “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.
As of March 31, 2026, the future principal payments associated with our long-term debt was as follows (in millions):

Remaining 2026	$1,394
2027	500
2028	1,132
2029	1,500
2030	1,000
Thereafter	5,350
Total	$10,876

1Q 2026 FORM 10-Q	35

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effective interest rates for the notes include interest on the notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the notes, including amortization of the debt discount and debt issuance costs, was $106 million and $98 million for the three months ended March 31, 2026 and 2025, respectively.

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $563 million as of March 31, 2026). The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. As of March 31, 2026 and December 31, 2025, ¥90.0 billion (approximately $563 million) and ¥90.0 billion (approximately $575 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in accrued expenses and other current liabilities and long-term debt, respectively, on our condensed consolidated balance sheets. The weighted average interest rate on the borrowing was 1.42% as of March 31, 2026. At March 31, 2026, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the three months ended March 31, 2026 and 2025, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

COMMERCIAL PAPER

There was $200 million outstanding in Commercial Paper Notes as of both March 31, 2026 and December 31, 2025, which was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The weighted average interest rate on the commercial paper borrowings was 3.99% and 4.07% as of March 31, 2026 and December 31, 2025, respectively. The maturities of the Commercial Paper Notes may vary, but may not exceed 397 days from the date of issuance.

Other than as provided above, there were no significant changes to the information disclosed in our 2025 Form 10-K.

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

1Q 2026 FORM 10-Q	36

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of March 31, 2026. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

In March 2026, we received notices of investigations and related requests for information from the U.K. Financial Conduct Authority (“FCA”) under the Competition Act 1998 regarding certain provisions in PayPal’s contractual agreements with Visa and Mastercard relating to funding and use of the PayPal digital wallet. We are cooperating with the FCA in connection with these investigations.

1Q 2026 FORM 10-Q	37

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Legal proceedings

On October 4, 2022, a putative securities class action captioned Defined Benefit Plan of the Mid-Jersey Trucking Industry and Teamsters Local 701 Pension and Annuity Fund v. PayPal Holdings, Inc., et al., Case No. 22-cv-5864, was filed in the U.S. District Court for the District of New Jersey. On January 11, 2023, the Court appointed Caisse de dépôt et placement du Québec as lead plaintiff and renamed the action In re PayPal Holdings, Inc. Securities Litigation (“PPH Securities Action”). On March 13, 2023, the lead plaintiff filed an amended and consolidated complaint. The PPH Securities Action asserts claims relating to our public statements with respect to net new active accounts (“NNA”) results and guidance, and the detection of illegitimately created accounts. The PPH Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 3, 2021 and February 1, 2022 (the “Class Period”), and asserts claims for alleged violations of Section 10(b) of the Exchange Act against the Company, as well as its former Chief Executive Officer, former Chief Strategy, Growth and Data Officer, and former Chief Financial Officer (collectively, the “Individual Defendants,” and together with the Company, “Defendants”), and for alleged violations of Sections 20(a) and 20A of the Exchange Act against the Individual Defendants. The complaint alleges that certain public statements made by Defendants during the Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the Defendants’ failure to disclose that, among other things, the Company’s incentive campaigns were susceptible to fraud and led to the creation of illegitimate accounts, which allegedly affected the Company’s NNA results and guidance. The PPH Securities Action seeks unspecified compensatory damages on behalf of the putative class members. Defendants filed a motion to dismiss the PPH Securities Action. On January 29, 2025, the Court dismissed all of the claims without prejudice. On March 17, 2025, the lead plaintiff filed an amended complaint. On March 31, 2026, the Court dismissed all of the claims with prejudice. On April 30, 2026, the plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit.

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

On February 17, 2026, a putative securities class action captioned Goodman v. PayPal Holdings, Inc. et al., Case No. 5:26-cv-01381-NW, was filed in the U.S. District Court for the Northern District of California (the “Goodman Securities Action”). On March 5, 2026, before the Company entered an appearance, the plaintiff filed a notice of voluntary dismissal. On March 31, 2026, the court closed the matter.

On February 24, 2026, a putative securities class action captioned Darcy v. PayPal Holdings, Inc. et al., Case No. 3:26-cv-01589-JSC, was filed in the U.S. District Court for the Northern District of California (the “Darcy Securities Action”). The Darcy Securities Action purports to be brought on behalf of purchasers of the Company’s stock between February 25, 2025 and February 2, 2026 (the “Darcy Class Period”), and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and certain of its current and former officers. The complaint alleges that certain public statements made by the Company during the Darcy Class Period were rendered materially false and misleading (which, allegedly, caused the Company’s stock to trade at artificially inflated prices) by the defendants’ failure to disclose impediments to its branded checkout growth strategy that impaired the Company’s ability to meet its 2027 financial targets. The Darcy Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

1Q 2026 FORM 10-Q	38

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On March 11, 2026, a putative shareholder derivative action captioned Goncalves v. Chriss et al., Case No. 5:26-cv-02145-SVK, was filed in the U.S. District Court for the Northern District of California (the “Goncalves Action”), purportedly on behalf of the Company. The Goncalves Action is based on the same alleged facts and circumstances as the Darcy Securities Action. The Goncalves Action names certain of our current and former officers, as well as members of our Board of Directors, as defendants. The Goncalves Action alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, contribution, and violations of the Securities Exchange Act of 1934, and seeks, on behalf of the Company, an award of damages and an order directing the Company to reform its corporate governance and internal procedures.

On April 2, 2026, a putative securities class action captioned Norfolk County Retirement System v. PayPal Holdings, Inc. et al., Case No. 5:26-cv-02849-VKD, was filed in the U.S. District Court for the Northern District of California (the “Norfolk Securities Action”). The Norfolk Securities Action generally asserts the same claims and allegations made in the Darcy Securities Action, but expands the Darcy Class Period to February 8, 2024 to February 2, 2026 and includes additional alleged misstatements from the earlier time period. The Norfolk Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our consumers (individually or as class actions), merchants or regulators alleging, among other things, improper disclosure of our prices, rules, or policies, that our practices, prices, rules, policies, or user, product, business or merchant agreements violate applicable law, or that we have acted unfairly or not acted in conformity with such prices, rules, policies, or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and legal review and challenges that may reflect the increasing global regulatory focus and scrutiny to which the payments industry is subject and, when taken together with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our business and customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our business has grown and expanded in scale and scope, including the number of active accounts and payment transactions on our platform, the range and increasing complexity of the products and services that we offer, and our geographical operations. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our products, services, or business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

1Q 2026 FORM 10-Q	39

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

As part of the agreements to sell certain loans receivable portfolios, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the third-party investors that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of March 31, 2026 and December 31, 2025, the current outstanding balances of the loans sold was $3.4 billion and $3.8 billion, respectively. The term of the indemnification obligations align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

1Q 2026 FORM 10-Q	40

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At March 31, 2026 and December 31, 2025, the allowance for transaction losses was $26 million and $73 million, respectively. The allowance for negative customer balances was $284 million and $271 million at March 31, 2026 and December 31, 2025, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Beginning balance	$344	$342
Provision(1)	276	278
Realized losses and charge-offs	(359)	(348)
Recoveries(2)	49	33
Ending balance	$310	$305
(1) Changes in estimates for the prior period provision related to the allowance for transaction losses are not material and are aggregated with current period provision.
(2) Recoveries are only relevant for the allowance for negative customer balances.

NOTE 14—STOCKHOLDERS’ EQUITY

STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2026, we repurchased approximately 34 million shares of our common stock for approximately $1.5 billion at an average cost of $44.60, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in February 2025. As of March 31, 2026, a total of approximately $12.4 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

DIVIDEND PROGRAM

In February 2026, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend was paid on March 25, 2026, to stockholders of record of our common stock as of the close of business on March 4, 2026.

NOTE 15—STOCK-BASED PLANS

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is measured based on the estimated fair value of shares at the time of grant and recognized over the award’s vesting period.

The following table summarizes the impact of stock-based compensation expense on our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Customer support and operations	$49	$51
Sales and marketing	35	33
Technology and development	126	111
General and administrative	74	72
Total stock-based compensation expense	$284	$267
Capitalized as part of internal use software and website development costs	$31	$35

1Q 2026 FORM 10-Q	41

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 16—INCOME TAXES

Our effective tax rate for both the three months ended March 31, 2026 and 2025 was 20%. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign and U.S. income taxed at different rates as well as discrete tax adjustments including tax effects of stock-based compensation.

Gross unrecognized tax benefits were approximately $2.5 billion as of both March 31, 2026 and December 31, 2025. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings.

NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

The restructuring charges associated with the following plans were recorded in “restructuring and other” on our condensed consolidated statements of income. Accrued restructuring liabilities were included in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

2Q 2025 Plan

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component expected to be substantially completed in 2026 and the technology infrastructure component expected to be substantially completed in 2028.

The following table summarizes the associated restructuring charges:

	Three Months Ended March 31, 2026	Total Plan Costs Incurred to Date
	(In millions)
Employee severance and benefits costs	$2	$98
Other restructuring costs(1)	9	15
Total	$11	$113
(1) Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. The timing of activities and cost estimates continue to be developed and are subject to change.

1Q 2026 FORM 10-Q	42

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the restructuring reserve activity during the three months ended March 31, 2026:

	Employee Severance and Benefits Costs	Other Restructuring Costs	Total
	(In millions)
Accrued liability as of January 1, 2026	$52	$6	$58
Charges	2	9	11
Payments	(9)	(3)	(12)
Accrued liability as of March 31, 2026	$45	$12	$57

1Q 2025 Plan

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the three months ended March 31, 2025 were $39 million and included employee severance and benefits costs, which was completed in the third quarter of 2025.

OTHER

During the three months ended March 31, 2026 and 2025, approximately $61 million and $25 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

NOTE 18—SEGMENT INFORMATION

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages the business and evaluates operating performance based on consolidated net income. Our CODM uses consolidated net income to monitor budget versus actual results. We operate as one segment and have one reportable segment that constitutes consolidated results.

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net revenues	$8,353	$7,791
Less (add):
Transaction expense	4,165	3,704
Transaction losses	276	278
Credit losses	102	93
Customer support and operations(1)	446	398
Sales and marketing(1)	518	488
Technology and development(1)	793	731
General and administrative(1)	491	503
Restructuring and other	74	66
Other income (expense), net	95	(73)
Income tax expense	280	316
Segment net income (loss)	$1,113	$1,287
(1) Includes depreciation and amortization expense. For the three months ended March 31, 2026 and 2025, total depreciation and amortization expense was $238 million and $245 million, respectively.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets. For disclosure of geographical information, please refer to “Note 2—Revenue”.

1Q 2026 FORM 10-Q	43

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” “outlook,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

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

Cybersecurity and information security
Cybersecurity and information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and enable us to effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we have experienced and expect to continue to experience cybersecurity incidents and remain subject to these risks. There can be no assurance that our security measures will provide sufficient protection or security to prevent breaches or attacks. For additional information regarding our cybersecurity and information security risks, see Part I, Item 1A, Risk Factors in our 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

1Q 2026 FORM 10-Q	44

Recent developments

On April 29, 2026, the Company announced a strategic reorganization of its business and executive leadership team intended to accelerate execution of its long-term growth priorities, simplify its operating structure, streamline decision-making, and drive innovation. This strategic reorganization and business simplification program, which will focus on realigning our operating structure and accelerating the adoption of Artificial Intelligence and automation across the company, is expected to deliver at least $1.5 billion in gross annualized run-rate savings over the next two to three years. The Company expects to provide additional details regarding the structure of the program and anticipated phasing of savings realization in future periods as the program is developed and implemented.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Dollar	Percent
	(In millions, except percentages and per share data)
Net revenues	$8,353	$7,791	$562	7%
Operating expenses	6,865	6,261	604	10%
Operating income	1,488	1,530	(42)	(3)%
Operating margin	18%	20%	**	**
Other income (expense), net	(95)	73	(168)	(230)%
Income tax expense	280	316	(36)	(11)%
Effective tax rate	20%	20%	**	**
Net income (loss)	$1,113	$1,287	$(174)	(14)%
Net income (loss) per diluted share	$1.21	$1.29	$(0.08)	(6)%
Net cash provided by operating activities	$1,134	$1,160	$(26)	(2)%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The increase in net revenues was driven primarily by growth in total payment volume (“TPV”) of 11% and growth in revenue earned from an independent chartered financial institution (“partner institution”), partially offset by the unfavorable impact of hedging activities.

The increase in operating expenses was due primarily to an increase in transaction expense.

Our operating margin declined, reflecting the unfavorable impact of a higher transaction expense growth rate.

The decrease in net income was due to a decrease in operating income and a decrease in other income (expense), net, which was primarily attributable to net losses and impairments on strategic investments in the current period compared to net gains in the prior period, partially offset by a decrease in income tax expense driven by a lower level of pre-tax income and tax effects of stock-based compensation.

1Q 2026 FORM 10-Q	45

IMPACT OF FOREIGN EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, Canadian dollar, and Indian rupee, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% and 43% of our net revenues from customers domiciled outside of the U.S. in the three months ended March 31, 2026 and 2025, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three months ended March 31, 2026, year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

Three Months Ended March 31, 2026
(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$257
Hedging impact	(86)
Favorable impact to net revenues	171
Unfavorable impact to operating expenses (exclusive of hedging impact)	(137)
Hedging impact	(2)
Unfavorable impact to operating expenses	(139)
Net favorable impact to operating income	$32

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

1Q 2026 FORM 10-Q	46

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

Net revenue analysis

The components of our net revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction revenues	$7,501	$7,016	$485	7%
Revenues from other value added services	852	775	77	10%
Total revenues	$8,353	$7,791	$562	7%

1Q 2026 FORM 10-Q	47

Transaction revenues

The increase in transaction revenues for the three months ended March 31, 2026 compared to the same period of the prior year was driven primarily by an increase of approximately $410 million, $140 million, and $70 million in revenue from Braintree, PayPal, and Venmo products and services, respectively, which was largely driven by growth in TPV and number of payment transactions, partially offset by approximately $120 million of unfavorable impact from hedging activities resulting from losses in the current period compared to gains in the prior period.

The following table provides a summary of key metrics:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2026	2025
	(In millions, except percentages and number of payment transactions per active account)
Active accounts(1)	439	436	1%
Number of payment transactions	6,475	6,045	7%
Number of payment transactions per active account	58.7	59.4	(1)%
TPV	$463,955	$417,208	11%
Percent of TPV generated outside of the U.S.	35%	35%	**
(1) Reflects active accounts at the end of the applicable period.
** Not meaningful.

Transaction revenues growth was lower than the growth in TPV in the three months ended March 31, 2026 compared to the same period in the prior year due primarily to changes in product mix and unfavorable impact from foreign exchange hedging activities.

Revenues from other value added services

The increase in revenues from other value added services for the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to an increase of approximately $90 million from revenue earned from a partner institution as well as approximately $40 million in interest and fee revenue earned from our loans receivable portfolios. Revenue from the partner institution is earned primarily through a revenue share arrangement based on the economic performance of the program related to our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards, when such performance exceeds a minimum threshold. These factors favorably impacting revenues from other value added services were partially offset by lower revenues from interest earned on certain assets underlying customer account balances resulting from lower interest rates.

1Q 2026 FORM 10-Q	48

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction expense	$4,165	$3,704	$461	12%
Transaction and credit losses	378	371	7	2%
Customer support and operations	446	398	48	12%
Sales and marketing	518	488	30	6%
Technology and development	793	731	62	8%
General and administrative	491	503	(12)	(2)%
Restructuring and other	74	66	8	12%
Total operating expenses	$6,865	$6,261	$604	10%
Transaction expense rate(1)	0.90%	0.89%	**	**
Transaction and credit loss rate(2)	0.08%	0.09%	**	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

The increase in transaction expense for the three months ended March 31, 2026 compared to the same period in the prior year was primarily attributable to the increase in TPV of 11% and a higher proportion of TPV from our Braintree products and services, which generally have higher expense rates than our other products and services. The increase in transaction expense rate for the three months ended March 31, 2026 compared to the same period in the prior year was primarily attributable to the unfavorable changes in product mix, partially offset by the favorable impact of changes in merchant mix.

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

Transaction and credit losses

The components of our transaction and credit losses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction losses	$276	$278	$(2)	(1)%
Credit losses	102	93	9	10%
Transaction and credit losses	$378	$371	$7	2%
Transaction loss rate(1)	0.06%	0.07%	**	**
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.
** Not meaningful.

Transaction losses and the associated transaction loss rate in the three months ended March 31, 2026 remained consistent compared to the same period in the prior year. The increase due to TPV growth was offset by benefits realized from risk mitigation strategies and higher recoveries.

1Q 2026 FORM 10-Q	49

The components of credit losses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net charge-offs(1)	$74	$78
Reserve build (release)(2)	28	15
Credit losses	$102	$93
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

Credit losses in the three months ended March 31, 2026 and 2025 were primarily attributable to loan originations during the period.

Consumer loan portfolio

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. As of March 31, 2026 and 2025, loans and interest receivable, held for sale were $1.8 billion and $714 million, respectively.

The consumer loans and interest receivable balance as of both March 31, 2026 and 2025 was $5.4 billion, net of participation interest sold. The balance remained relatively consistent driven by growth in our revolving credit product portfolio in the United Kingdom (“U.K.”) of approximately $270 million as well as an increase in our interest-bearing installment credit product portfolio in the U.S. of approximately $190 million, offset by the impact of the reclassification of our U.S. short-term, non-interest bearing installment loans to held for sale in the third quarter of 2025 and the associated forward flow arrangement.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	March 31,
	2026	2025
Percent of consumer loans and interest receivable current	96.3%	96.3%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.6%	1.6%
Net charge-off rate(2)	3.0%	4.5%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended March 31, 2026 and 2025, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the three months ended March 31, 2026.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and fees receivable outstanding, net of participation interest sold, as of March 31, 2026 and 2025 was $1.9 billion and $1.6 billion, respectively, reflecting an increase of 18%. The increase was due primarily to growth of approximately $180 million in our PayPal Business Loans product portfolio in the U.S. and growth in our PayPal Working Capital product portfolio of approximately $100 million, primarily in Germany.

The following table provides information regarding the credit quality of our merchant loans, advances, and fees receivable balance:

	March 31,
	2026	2025
Percent of merchant loans, advances, and fees receivable current	89.4%	90.0%
Percent of merchant loans, advances, and fees receivable > 90 days outstanding(1)	3.9%	3.2%
Net charge-off rate(2)	7.0%	4.6%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended March 31, 2026 and 2025, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and fees receivable balance during the same period.

1Q 2026 FORM 10-Q	50

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the three months ended March 31, 2026.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

The increase in customer support and operations expenses in the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to an increase in employee-related and contractor and consulting costs.

Sales and marketing

The increase in sales and marketing expenses in the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to higher spend on marketing and brand advertising, predominantly for Venmo, partially offset by lower amortization expense for acquired intangible assets.

Technology and development

The increase in technology and development expenses in the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to increases in employee-related costs, software maintenance costs, depreciation and amortization expense, and contractor and consulting costs.

General and administrative

The decrease in general and administrative expenses in the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to a decline in indirect tax expense and professional services expense, partially offset by an increase in employee-related costs.

Restructuring and other

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud-based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component expected to be substantially completed in 2026 and the technology infrastructure component expected to be substantially completed in 2028. The associated restructuring charges during the three months ended March 31, 2026 were $11 million, consisting of $2 million in employee severance and benefits costs and $9 million in other restructuring costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $100 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. We expect annualized cost savings of approximately $280 million associated with the impacted workforce and operational costs for our technology infrastructure. We expect that we will begin to realize these cost savings upon the completion of the components of the 2Q 2025 Plan, and also expect to reinvest a portion of the reduction in annual costs to drive business priorities. The timing of activities, cost, and savings estimates continue to be developed and are subject to change.

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the three months ended March 31, 2025 were $39 million and included employee severance and benefits costs, which were completed in the third quarter of 2025.

For information on the associated restructuring liabilities, see “Note 17—Restructuring and Other” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

1Q 2026 FORM 10-Q	51

During the three months ended March 31, 2026 and 2025, approximately $61 million and $25 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

The decrease in other income (expense), net in the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to net losses and impairments on strategic investments in the current period compared to net gains in the prior period, which contributed a decrease of approximately $150 million.

Income tax expense

Our effective income tax rate was 20% for both the three months ended March 31, 2026 and 2025. Our effective tax rate remained consistent compared to the same period in the prior year and was impacted by offsetting factors including: foreign and U.S. income taxed at different rates and discrete tax adjustments, including tax effects of stock-based compensation.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$11,661	$12,848
(1) Excludes assets related to funds receivable and customer accounts of $39.5 billion and $38.2 billion at March 31, 2026 and December 31, 2025, respectively.
(2) Excludes total strategic investments of $1.8 billion and $1.9 billion at March 31, 2026 and December 31, 2025, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.7 billion and $7.5 billion at March 31, 2026 and December 31, 2025, or 57% and 58% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2025, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Net Controlled Foreign Corporation Tested Income formally known as Global Intangible Low Taxed Income, or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

1Q 2026 FORM 10-Q	52

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$1,134	$1,160
Investing activities	(2,100)	(3,637)
Financing activities	(559)	994
Effect of exchange rates on cash, cash equivalents, and restricted cash	(50)	94
Net change in cash, cash equivalents, and restricted cash	$(1,575)	$(1,389)

Operating activities

Net cash provided by operating activities remained relatively consistent in the three months ended March 31, 2026 compared to the same period of the prior year due primarily to the impact of changes in deferred income taxes of approximately $280 million and changes in other current and non-current liabilities of approximately $160 million, mostly offset by the impact of changes in other current and non-current assets of approximately $190 million, net losses on strategic investments of approximately $150 million, and changes in accounts receivable of approximately $100 million.

In the three months ended March 31, 2026 and 2025, cash paid for income taxes, net was $7 million and $95 million, respectively.

Investing activities

Net cash used in investing activities decreased $1.5 billion in the three months ended March 31, 2026 compared to the same period of the prior year due primarily to the positive impact of changes in funds receivable of approximately $2.4 billion, partially offset by a decrease of approximately $900 million in maturities and sales, net of purchases of investments.

Financing activities

Net cash used in financing activities increased $1.6 billion in the three months ended March 31, 2026 compared to the same period of the prior year due primarily to an increase of approximately $930 million in repayments of borrowings under financing arrangements, a decrease of approximately $560 million in borrowings under financing arrangements, and the negative impact of changes related to funds payable and amounts due to customers of approximately $320 million, partially offset by an increase of $240 million in collateral received related to derivative instruments, net.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $50 million and a positive impact of $94 million on cash, cash equivalents, and restricted cash for the three months ended March 31, 2026 and 2025, respectively. The negative impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2026 was due primarily to unfavorable fluctuations in the exchange rate of the U.S. dollar to the British pound. The positive impact on cash, cash equivalents, and restricted cash in the three months ended March 31, 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Euro and Australian dollar.

Available credit and debt

There were no significant changes to the available credit and debt disclosed in our 2025 Form 10‑K. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to fund our operating activities, finance acquisitions, make strategic investments, repurchase shares under our stock repurchase program, or reduce our cost of capital.

1Q 2026 FORM 10-Q	53

Credit ratings

As of March 31, 2026, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, various factors could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.K. credit activities. As of March 31, 2026 and December 31, 2025, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. During the three months ended March 31, 2026 and 2025, we had net proceeds of $7.4 billion and $5.3 billion, respectively, from loans and interest receivable sold under these arrangements. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Capital return program

Stock repurchases

During the three months ended March 31, 2026, we repurchased approximately $1.5 billion of our common stock in the open market under our stock repurchase program authorized in February 2025. As of March 31, 2026, a total of approximately $12.4 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

1Q 2026 FORM 10-Q	54

Dividend program

In February 2026, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend was paid on March 25, 2026, to stockholders of record of our common stock as of the close of business on March 4, 2026. Dividend payments in future quarters will be subject to and contingent upon market conditions and approval by our Board of Directors at its sole discretion.

Other considerations

Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating, our financial performance, and global credit market conditions, as well as a broad range of other factors. In addition, our liquidity, access to capital, and borrowing costs could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A, Risk Factors of our 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded below in Part II, Item 1A, Risk Factors of this Form 10-Q, as well as “Note 13—Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional discussion of these and other risks that our business faces.

1Q 2026 FORM 10-Q	55

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

As of March 31, 2026 and December 31, 2025, approximately 60% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. In the first quarter of 2026, we refined the methodology of the sensitivity analysis of our cash equivalents and available-for-sale debt securities investment with respect to floating rate securities, particularly the duration estimation methodology. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $8 million and $11 million at March 31, 2026 and December 31, 2025, respectively. Based on the prior methodology, the decrease in the fair value of our cash equivalents and available-for-sale debt securities investment at December 31, 2025 was approximately $171 million. The decline in duration sensitivity due to the methodology change does not reflect a change in portfolio composition. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of both March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $10.4 billion in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and decreasing in periods of increasing interest rates. As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $450 million in floating rate debt with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the three months ended March 31, 2026.

As of both March 31, 2026 and December 31, 2025, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2026 and December 31, 2025, ¥90.0 billion (approximately $563 million) and ¥90.0 billion (approximately $575 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the three months ended March 31, 2026. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

1Q 2026 FORM 10-Q	56

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

We have a foreign currency exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the execution of foreign exchange contracts. These foreign exchange contracts are accounted for as derivative instruments; for additional details related to our foreign exchange contracts, please see “Note 10—Derivative Instruments” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

If the U.S. dollar weakened by a hypothetical 10% at March 31, 2026 and December 31, 2025, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $435 million and $456 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

A hypothetical adverse change of 10% in exchange rates for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $490 million and $547 million at March 31, 2026 and December 31, 2025, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of March 31, 2026 would have positively impacted income before income taxes by approximately $441 million, resulting in a net negative impact of approximately $49 million. Foreign exchange contracts in place as of December 31, 2025 would have positively impacted income before income taxes by approximately $476 million, resulting in a net negative impact of approximately $71 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

1Q 2026 FORM 10-Q	57

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of March 31, 2026 and December 31, 2025, our strategic investments totaled $1.8 billion and $1.9 billion respectively, and represented approximately 13% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of March 31, 2026, which could be experienced in the near term, would have resulted in a decrease of approximately $181 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of March 31, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

1Q 2026 FORM 10-Q	58

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information set forth under “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A: RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 3, 2026 (“2025 Form 10-K”) as updated by the information appearing in Part II, Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q as filed with the SEC (“Forms 10-Q”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2025 Form 10‑K and Forms 10-Q. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, should be reviewed carefully for important information regarding risks that affect us.

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

1Q 2026 FORM 10-Q	59

Cryptocurrency Regulation and Related Risks

Our customer cryptocurrency offerings may subject us to additional regulations, licensing requirements, or other obligations or liabilities. Within the U.S., we are regulated by the New York State Department of Financial Services as a virtual currency business, which does not permit us to engage in securities brokerage or dealing activities. Additionally, we are a digital asset service provider under the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), which subjects us to obligations relating to our cryptocurrency business and may affect the competitive landscape for payment stablecoins. The regulatory status of particular cryptocurrencies is unclear under existing law. The evolving legislative and regulatory landscapes with respect to cryptocurrency in addition to stablecoins may subject us to additional licensing and regulatory obligations or to inquiries or investigations from various regulators and governmental authorities, and require us to change, restrict or discontinue product offerings in certain markets, implement additional and potentially costly controls, or take other actions.

We have partnered commercially with a third-party issuer (the “PYUSD Issuer”) that launched a U.S. dollar-denominated stablecoin, PayPal USD (“PYUSD”), which is available to PayPal customers and Venmo customers in certain markets. These PayPal and Venmo customers may, if provisioned for external transfers and subject to our sanctions and anti-money laundering controls, send PYUSD to external wallets not controlled by PayPal. The PYUSD Issuer may also allow institutional users to directly purchase PYUSD from the PYUSD Issuer (as per the PYUSD Issuer’s stablecoin terms and conditions). The regulatory treatment of stablecoins is evolving and has drawn significant attention from legislative and regulatory bodies around the world. The GENIUS Act provides a regulatory framework that is in the process of being implemented. While PYUSD is designed to comply with this U.S. framework, there remain uncertainties on how ongoing changes to international laws and regulations will apply to stablecoins in practice, and we and the PYUSD Issuer may face substantial costs and risks to operationalize and comply with any additional or changed requirements. If we or the PYUSD Issuer fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, or make operational errors, we could face regulatory or other enforcement actions, potential fines, penalties, disruption to business or product availability, and other consequences. In addition, we could face reputational harm through our relationship with the PYUSD Issuer if the PYUSD Issuer were to face regulatory scrutiny or make operational errors or if PYUSD is alleged to be used for transactions in connection with illicit or illegal activities.

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

1Q 2026 FORM 10-Q	60

We are regularly subject to general litigation, regulatory scrutiny, and government inquiries.

We are regularly subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), the terms of our customer agreements, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability, use of our services for illegal purposes, the matters described in “Note 13—Commitments and Contingencies—Litigation and Regulatory Matters—General Matters” to our condensed consolidated financial statements, and other matters. We expect that the number and significance of these disputes and inquiries will continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology, and as a result of expanded enforcement of certain existing laws and regulations by federal, state and local agencies in the U.S. and internationally. For example, there continues to be enforcement activity in connection with federal and state consumer protection laws, including suits which seek civil penalties. Investigations, changes in, or expanded enforcement of federal, state or local laws and regulations, and legal and regulatory proceedings are inherently uncertain, expensive and disruptive to our operations, and could result in substantial judgments, fines, penalties or settlements, substantial diversion of management’s time and effort, negative publicity, reputational harm, criminal sanctions, or orders that prevent or limit us from offering certain products or services; require us to change our business practices or customer agreement terms in ways that may increase costs or reduce revenues, develop non-infringing or otherwise altered products or technologies, or pay substantial royalty or licensing fees; or delay or preclude planned transactions or product launches or improvements. Determining legal reserves or possible losses from such matters involves significant estimates and judgments and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, this could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Failure to deal effectively with fraud, abusive behaviors, bad transactions, and negative customer experiences may increase our loss rate and could severely diminish merchant and consumer confidence in and use of our services and negatively impact our business.

We expect that third parties will continue to attempt to abuse access to and misuse our payments services to commit fraud by, among other things, creating fictitious accounts using stolen or synthetic identities or personal information, taking over customer accounts or creating fraudulent accounts, making transactions with stolen financial instruments, abusing or misusing our services for financial gain, or fraudulently inducing users of our products and services into engaging in fraudulent transactions, any of which could be enhanced or facilitated by AI. Due to the nature of our digital payments services, third parties may seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous improvement, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures are not effective, our business could be negatively impacted. We also incur substantial losses from erroneous transactions and situations where linked accounts designated by customers to fund PayPal transactions have insufficient funds or are otherwise unavailable to fund the payments, or the payment is initiated to an unintended recipient in error. Numerous and evolving fraud schemes and misuse of our payments services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, and result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses or claims. While we actively seek to recover transaction losses where possible, such recoveries may be insufficient to compensate us for such losses.

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

1Q 2026 FORM 10-Q	61

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

Adverse global and regional economic conditions—including political unrest and turmoil, geopolitical tensions, armed conflicts, or military escalation—affecting the banking system or financial markets; including, but not limited to, tightening in the credit markets; extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets); unemployment; consumer debt levels; recessionary or inflationary pressures; supply chain issues; reduced economic activity, consumer confidence, or discretionary spending; government fiscal, monetary, and tax policies; U.S. and international trade relationships, agreements, and treaties; changes in or new tariffs and restrictive actions or threats of such actions (including an escalation of trade tensions between the U.S. and its trading partners); the inability of a government to enact a budget in a fiscal year; government shutdowns or austerity measures; other events or adverse geopolitical conditions, financial news, or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our platform. In particular, tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength or duration of any economic volatility, slowdown, instability or recovery, whether in the U.S. or globally, or within any particular industry. These conditions could have a material adverse impact on the demand for our products and services which could adversely affect our results of operations. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets, liquidity needs due to unanticipated reductions in customer balances, or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign exchange rates or interest rates that could materially and adversely affect our financial results.

1Q 2026 FORM 10-Q	62

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

REPURCHASES OF EQUITY SECURITIES

In February 2025, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $15.0 billion of our common stock, with no expiration from the date of authorization. This program became effective in the fourth quarter of 2025 upon completion of the previous stock repurchase program.

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

The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2026 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of December 31, 2025				$13,854
January 1, 2026 through January 31, 2026	—	$—	—	13,854
February 1, 2026 through February 28, 2026	11.3	$43.03	11.3	13,370
March 1, 2026 through March 31, 2026	22.4	$45.39	22.4	12,354
Balance as of March 31, 2026	33.7		33.7	$12,354
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

1Q 2026 FORM 10-Q	63

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.1+	Offer Letter, dated February 2, 2026, between PayPal Holdings, Inc. and Enrique Lores	8-K	2/3/2026	-
10.2+	Retention Letter, dated February 2, 2026, between PayPal Holdings, Inc. and Jamie Miller	8-K	2/3/2026	-
10.3+	Promotion Letter, dated March 19, 2024, between PayPal Holdings, Inc. and Frank Keller	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X

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

1Q 2026 FORM 10-Q	64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	May 5, 2026	By:	/s/ Enrique Lores
Enrique Lores
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	May 5, 2026	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial and Operating Officer

Principal Accounting Officer:

Date:	May 5, 2026	By:	/s/ Christopher Natali
Christopher Natali
Senior Vice President, Chief Accounting Officer

1Q 2026 FORM 10-Q	65