Form 10-Q
period 2026-06-30
PayPal Holdings, Inc.
filed 2026-07-28
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.
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
Yes ☐ No  ☒
As of July 22, 2026, there were 855,460,874 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,306	$8,049
Short-term investments	2,950	2,373
Accounts receivable, net	763	840
Loans and interest receivable, held for sale	1,914	1,726
Loans and interest receivable, net of allowances of $533 and $539 as of June 30, 2026 and December 31, 2025, respectively	6,847	6,746
Funds receivable and customer accounts	39,743	38,198
Prepaid expenses and other current assets	1,823	1,827
Total current assets	62,346	59,759
Long-term investments	4,009	4,330
Property and equipment, net	1,731	1,700
Goodwill	10,929	10,864
Intangible assets, net	178	208
Other assets	3,544	3,312
Total assets	$82,737	$80,173
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208	$240
Funds payable and amounts due to customers	41,743	40,198
Short-term debt	2,505	1,596
Accrued expenses and other current liabilities	3,950	4,409
Total current liabilities	48,406	46,443
Other long-term liabilities	3,616	3,487
Long-term debt	10,895	9,987
Total liabilities	62,917	59,917
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 862 and 920 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 490 and 423 shares as of June 30, 2026 and December 31, 2025, respectively	(36,165)	(33,138)
Additional paid-in-capital	22,056	21,582
Retained earnings	34,432	32,470
Accumulated other comprehensive income (loss)	(503)	(658)
Total equity	19,820	20,256
Total liabilities and equity	$82,737	$80,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

2Q 2026 FORM 10-Q	4

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$8,682	$8,288	$17,035	$16,079
Operating expenses:
Transaction expense	4,385	3,968	8,550	7,672
Transaction and credit losses	397	476	775	847
Customer support and operations	462	413	908	811
Sales and marketing	546	583	1,064	1,071
Technology and development	849	767	1,642	1,498
General and administrative	503	461	994	964
Restructuring and other	113	116	187	182
Total operating expenses	7,255	6,784	14,120	13,045
Operating income	1,427	1,504	2,915	3,034
Other income (expense), net	(117)	25	(212)	98
Income before income taxes	1,310	1,529	2,703	3,132
Income tax expense	206	268	486	584
Net income (loss)	$1,104	$1,261	$2,217	$2,548

Net income (loss) per share:
Basic	$1.26	$1.30	$2.48	$2.61
Diluted	$1.25	$1.29	$2.46	$2.58

Weighted average shares:
Basic	877	969	895	977
Diluted	882	977	901	988
The accompanying notes are an integral part of these condensed consolidated financial statements.

2Q 2026 FORM 10-Q	5

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
	(Unaudited)
Net income (loss)	$1,104	$1,261	$2,217	$2,548
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”), net	7	125	(27)	234
Tax benefit (expense) on foreign CTA, net	1	3	5	(4)
Unrealized gains (losses) on cash flow hedges, net	19	(248)	211	(424)
Tax (expense) benefit on unrealized gains (losses) on cash flow hedges, net	(19)	11	(32)	20
Unrealized gains (losses) on available-for-sale debt securities, net	2	(11)	(3)	(20)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	3	1	5
Other comprehensive income (loss), net of tax	10	(117)	155	(189)
Comprehensive income (loss)	$1,114	$1,144	$2,372	$2,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

2Q 2026 FORM 10-Q	6

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2025	920	$(33,138)	$21,582	$(658)	$32,470	$20,256
Net income	—	—	—	—	1,113	1,113
Foreign CTA, net	—	—	—	(34)	—	(34)
Tax benefit on foreign CTA, net	—	—	—	4	—	4
Unrealized gains on cash flow hedges, net	—	—	—	192	—	192
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(13)	—	(13)
Unrealized losses on available-for-sale debt securities, net	—	—	—	(5)	—	(5)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	1	—	1
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(139)	—	—	(139)
Common stock repurchased	(34)	(1,513)	—	—	—	(1,513)
Cash dividends declared ($0.14 per share)	—	—	—	—	(130)	(130)
Stock-based compensation	—	—	292	—	—	292
Balances at March 31, 2026	892	$(34,651)	$21,735	$(513)	$33,453	$20,024
Net income	—	—	—	—	1,104	1,104
Foreign CTA, net	—	—	—	7	—	7
Tax benefit on foreign CTA, net	—	—	—	1	—	1
Unrealized gains on cash flow hedges, net	—	—	—	19	—	19
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(19)	—	(19)
Unrealized gains on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	15	—	—	15
Common stock repurchased	(33)	(1,514)	—	—	—	(1,514)
Cash dividends declared ($0.14 per share)	—	—	—	—	(125)	(125)
Stock-based compensation	—	—	306	—	—	306
Balances at June 30, 2026	862	$(36,165)	$22,056	$(503)	$34,432	$19,820

2Q 2026 FORM 10-Q	7

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	1,287	1,287
Foreign CTA, net	—	—	—	109	—	109
Tax expense on foreign CTA, net	—	—	—	(7)	—	(7)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	9	—	9
Unrealized losses on available-for-sale-debt securities, net	—	—	—	(9)	—	(9)
Tax benefit on unrealized losses on available-for-sale-debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(171)	—	—	(171)
Common stock repurchased	(19)	(1,512)	—	—	—	(1,512)
Stock-based compensation	—	—	285	—	—	285
Balances at March 31, 2025	979	$(28,597)	$20,819	$(622)	$28,654	$20,254
Net income	—	—	—	—	1,261	1,261
Foreign CTA, net	—	—	—	125	—	125
Tax benefit on foreign CTA, net	—	—	—	3	—	3
Unrealized losses on cash flow hedges, net	—	—	—	(248)	—	(248)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	11	—	11
Unrealized losses on available-for-sale debt securities, net	—	—	—	(11)	—	(11)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	3	—	3
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(2)	—	—	(2)
Common stock repurchased	(22)	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	319	—	—	319
Balances at June 30, 2025	960	$(30,111)	$21,136	$(739)	$29,915	$20,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

2Q 2026 FORM 10-Q	8

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,217	$2,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	775	847
Depreciation and amortization	484	484
Stock-based compensation	534	535
Deferred income taxes	(175)	(89)
Net (gains) losses on strategic investments	175	(59)
Accretion of discounts on investments, net of amortization of premiums	(19)	(57)
Adjustments to loans and interest receivable, held for sale	126	52
Other	79	(297)
Originations of loans receivable, held for sale	(23,779)	(14,358)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	23,373	14,112
Changes in assets and liabilities:
Accounts receivable	78	(115)
Transaction loss allowance for cash losses, net	(602)	(655)
Other current assets and non-current assets	57	(389)
Accounts payable	2	(50)
Other current liabilities and non-current liabilities	(208)	(451)
Net cash provided by operating activities	3,117	2,058
Cash flows from investing activities:
Purchases of reverse repurchase agreements	—	(201)
Maturities of reverse repurchase agreements	—	288
Purchases of property and equipment	(439)	(402)
Proceeds from sales of property and equipment	19	3
Purchases and originations of loans receivable	(8,026)	(11,490)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	7,595	11,210
Purchases of investments	(12,983)	(11,564)
Maturities and sales of investments	9,659	11,595
Acquisitions, net of cash acquired	(122)	—
Funds receivable	(824)	(2,785)
Collateral posted related to derivative instruments, net	136	(316)
Other	—	(15)
Net cash used in investing activities	(4,985)	(3,677)
Cash flows from financing activities:
Borrowings from repurchase agreements	—	405
Repayments of repurchase agreements	—	(405)
Proceeds from issuance of common stock	60	74
Purchases of treasury stock	(3,052)	(3,051)
Tax withholdings related to net share settlements of equity awards	(185)	(249)
Borrowings under financing arrangements	3,514	1,491
Repayments under financing arrangements	(1,676)	(1,207)
Funds payable and amounts due to customers	1,323	913
Collateral received related to derivative instruments and reverse repurchase agreements, net	118	(145)
Payments of dividends to stockholders	(252)	—
Other	(6)	(6)
Net cash used in financing activities	(156)	(2,180)

2Q 2026 FORM 10-Q	9

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Six Months Ended June 30,
	2026	2025
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	289
Net change in cash, cash equivalents, and restricted cash	(2,045)	(3,510)
Cash, cash equivalents, and restricted cash at beginning of period	24,018	22,490
Cash, cash equivalents, and restricted cash at end of period	$21,973	$18,980

Supplemental cash flow disclosures:
Cash paid for interest	$212	$191
Cash paid for income taxes, net	$225	$837

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$8,306	$6,688
Funds receivable and customer accounts	13,667	12,292
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$21,973	$18,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

2Q 2026 FORM 10-Q	10

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of June 30, 2026 and December 31, 2025, no VIEs qualified for consolidation as the structures of these entities do not provide us with both the ability to direct activities that would significantly impact their economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As of June 30, 2026 and December 31, 2025, the carrying value of our investments in nonconsolidated VIEs that are primarily investments in funds that are limited partnerships or similar structures which are focused on increasing access to capital for underserved communities was $193 million and $202 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to these nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both June 30, 2026 and December 31, 2025.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission on February 3, 2026.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2026.

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

2Q 2026 FORM 10-Q	11

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our condensed consolidated balance sheets and were $248 million and $238 million as of June 30, 2026 and December 31, 2025, respectively.

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

2Q 2026 FORM 10-Q	12

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Primary geographical markets
U.S.	$5,048	$4,709	$9,930	$9,172
Other countries(1)	3,634	3,579	7,105	6,907
Total net revenues(2)	$8,682	$8,288	$17,035	$16,079

Revenue category
Transaction revenues	$7,832	$7,441	$15,333	$14,457
Revenues from other value added services	850	847	1,702	1,622
Total net revenues(2)	$8,682	$8,288	$17,035	$16,079
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $589 million and $506 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion for both the six months ended June 30, 2026 and 2025, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, hedging gains or losses, and interest earned and gains or losses on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,104	$1,261	$2,217	$2,548
Denominator:
Weighted average shares of common stock - basic	877	969	895	977
Dilutive effect of equity incentive awards	5	8	6	11
Weighted average shares of common stock - diluted	882	977	901	988
Net income (loss) per share:
Basic	$1.26	$1.30	$2.48	$2.61
Diluted	$1.25	$1.29	$2.46	$2.58
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	31	14	26	8

2Q 2026 FORM 10-Q	13

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 4—BUSINESS COMBINATIONS

In the first quarter of 2026, we completed an acquisition with a total purchase price of $134 million, consisting primarily of cash consideration, which was accounted for as a business combination. In the second quarter of 2025, we completed an acquisition with a total purchase price of $19 million, consisting of cash consideration, which was accounted for as a business combination.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2026:

	December 31, 2025	Goodwill Acquired	Foreign CTA	June 30, 2026
	(In millions)
Total goodwill	$10,864	$104	$(39)	$10,929

The goodwill acquired during the six months ended June 30, 2026 was associated with one acquisition as described in “Note 4—Business Combinations.”

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$372	$(243)	$129	$372	$(224)	$148
Marketing related	58	(54)	4	60	(50)	10
Developed technology	23	(5)	18	9	(2)	7
All other	215	(188)	27	208	(165)	43
Intangible assets, net	$668	$(490)	$178	$649	$(441)	$208
(1) Excludes intangible assets which have been fully amortized, but are still in use.

Amortization expense for intangible assets was $33 million and $48 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $65 million and $95 million for the six months ended June 30, 2026 and 2025, respectively.

Expected future intangible asset amortization as of June 30, 2026 was as follows:

Fiscal years:	(In millions)
Remaining 2026	$50
2027	67
2028	53
2029	2
2030	2
Thereafter	4
Total	$178

2Q 2026 FORM 10-Q	14

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Operating lease expense	$45	$40	$85	$81
Finance lease expense - amortization of right-of-use (“ROU”) lease assets	4	4	8	8
Sublease income	(2)	(2)	(4)	(4)
Total lease expense, net	$47	$42	$89	$85

Supplemental cash flow information related to leases during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$46	$91	$88
Financing cash flows from finance leases	$4	$4	$6	$6
ROU lease assets obtained in exchange for operating lease liabilities	$154	$—	$149	$5

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026		December 31, 2025
	(In millions, except weighted-average figures)
	Operating leases	Finance leases	Operating leases	Finance leases
ROU lease assets	$619	$48	$539	$56
Current lease liabilities	142	5	148	7
Long-term lease liabilities	668	6	548	10
Total lease liabilities	$810	$11	$696	$17
Weighted-average remaining lease term	6.6 years	2.9 years	5.4 years	3.4 years
Weighted-average discount rate	5%	5%	4%	5%

2Q 2026 FORM 10-Q	15

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Future minimum lease payments for our leases as of June 30, 2026 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2026	$79	$2
2027	174	6
2028	142	4
2029	125	—
2030	110	—
Thereafter	348	—
Total	$978	$12
Less: present value discount	(168)	(1)
Lease liability	$810	$11

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

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2026:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$82	$8	$(866)	$313	$(50)	$(513)
Other comprehensive income (loss) before reclassifications	20	2	7	—	(18)	11
Less: Amount of net gains (losses) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	1	—	—	—	—	1
Net current period other comprehensive income (loss)	19	2	7	—	(18)	10
Ending balance	$101	$10	$(859)	$313	$(68)	$(503)

2Q 2026 FORM 10-Q	16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(29)	$5	$(840)	$313	$(71)	$(622)
Other comprehensive income (loss) before reclassifications	(318)	(10)	125	—	17	(186)
Less: Amount of net gains (losses) reclassified from AOCI	(70)	1	—	—	—	(69)
Net current period other comprehensive income (loss)	(248)	(11)	125	—	17	(117)
Ending balance	$(277)	$(6)	$(715)	$313	$(54)	$(739)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2026:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(110)	$13	$(832)	$313	$(42)	$(658)
Other comprehensive income (loss) before reclassifications	124	(3)	(27)	—	(26)	68
Less: Amount of net gains (losses) reclassified from AOCI	(87)	—	—	—	—	(87)
Net current period other comprehensive income (loss)	211	(3)	(27)	—	(26)	155
Ending balance	$101	$10	$(859)	$313	$(68)	$(503)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(949)	$313	$(75)	$(550)
Other comprehensive income (loss) before reclassifications	(461)	(18)	234	—	21	(224)
Less: Amount of net gains (losses) reclassified from AOCI	(37)	2	—	—	—	(35)
Net current period other comprehensive income (loss)	(424)	(20)	234	—	21	(189)
Ending balance	$(277)	$(6)	$(715)	$313	$(54)	$(739)

2Q 2026 FORM 10-Q	17

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides details about reclassifications from AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$6	$(70)	$(80)	$(35)	Net revenues
Net gains (losses) on cash flow hedges—foreign exchange contracts	(2)	—	(3)	(1)	Customer support and operations
Net gains (losses) on cash flow hedges—foreign exchange contracts	(2)	—	(3)	(1)	Technology and development
Net gains (losses) on cash flow hedges—foreign exchange contracts	(1)	—	(1)	—	General and administrative
Net gains (losses) on investments	—	—	—	1	Net revenues
Net gains (losses) on investments	—	1	—	1	Other income (expense), net
	1	(69)	(87)	(35)	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$1	$(69)	$(87)	$(35)	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Interest income	$104	$135	$211	$280
Interest expense	(126)	(114)	(237)	(217)
Net gains (losses) on strategic investments	(74)	11	(175)	59
Other	(21)	(7)	(11)	(24)
Other income (expense), net	$(117)	$25	$(212)	$98

2Q 2026 FORM 10-Q	18

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$8,306	$8,049
Funds receivable and customer accounts:
Cash and cash equivalents(1)	$13,667	$15,969
Time deposits	110	94
Available-for-sale debt securities	17,353	14,457
Funds receivable	8,613	7,678
Total funds receivable and customer accounts	$39,743	$38,198
Short-term investments:
Time deposits	$87	$88
Available-for-sale debt securities	2,863	2,285
Total short-term investments	$2,950	$2,373
Long-term investments:
Time deposits	$5	$5
Available-for-sale debt securities	2,269	2,421
Strategic investments	1,735	1,904
Total long-term investments	$4,009	$4,330
(1) Includes $12 million and $374 million of available-for-sale debt securities with original maturities of three months or less as of June 30, 2026 and December 31, 2025, respectively.

2Q 2026 FORM 10-Q	19

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2026 and December 31, 2025, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	June 30, 2026(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,786	$1	$—	$4,787
Foreign government and agency securities	87	—	—	87
Corporate debt securities	2,626	4	(1)	2,629
Mortgage-backed and asset-backed securities	4,486	6	(3)	4,489
Municipal securities	81	—	—	81
Commercial paper	4,607	1	—	4,608
Short-term investments:
U.S. government and agency securities	50	—	—	50
Foreign government and agency securities	100	—	—	100
Corporate debt securities	788	1	(1)	788
Mortgage-backed and asset-backed securities	289	—	—	289
Commercial paper	1,636	—	—	1,636
Long-term investments:
U.S. government and agency securities	521	—	—	521
Corporate debt securities	632	1	—	633
Mortgage-backed and asset-backed securities	1,114	1	—	1,115
Total available-for-sale debt securities(2)	$21,803	$15	$(5)	$21,813
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

2Q 2026 FORM 10-Q	20

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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $107 million and $101 million at June 30, 2026 and December 31, 2025, respectively, and were included in other current assets on our condensed consolidated balance sheets.

2Q 2026 FORM 10-Q	21

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2026 and December 31, 2025, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	June 30, 2026(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$2,672	$—	$—	$—	$2,672	$—
Foreign government and agency securities	50	—	—	—	50	—
Corporate debt securities	587	(1)	75	—	662	(1)
Mortgage-backed and asset-backed securities	1,723	(3)	47	—	1,770	(3)
Commercial paper	1,145	—	—	—	1,145	—
Short-term investments:
U.S. government and agency securities	50	—	—	—	50	—
Foreign government and agency securities	25	—	—	—	25	—
Corporate debt securities	195	—	49	(1)	244	(1)
Mortgage-backed and asset-backed securities	210	—	35	—	245	—
Commercial paper	996	—	—	—	996	—
Long-term investments:
U.S. government and agency securities	310	—	—	—	310	—
Corporate debt securities	222	—	—	—	222	—
Mortgage-backed and asset-backed securities	331	—	5	—	336	—
Total available-for-sale debt securities	$8,516	$(4)	$211	$(1)	$8,727	$(5)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2025(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,261	$—	$50	$—	$1,311	$—
Foreign government and agency securities	56	—	—	—	56	—
Corporate debt securities	309	(1)	—	—	309	(1)
Mortgage-backed and asset-backed securities	1,000	(1)	206	—	1,206	(1)
Commercial paper	1,375	—	—	—	1,375	—
Short-term investments:
U.S. government and agency securities	443	—	—	—	443	—
Foreign government and agency securities	—	—	20	—	20	—
Corporate debt securities	94	(1)	109	(1)	203	(2)
Mortgage-backed and asset-backed securities	354	—	6	—	360	—
Commercial paper	200	—	—	—	200	—
Long-term investments:
Foreign government and agency securities	25	—	—	—	25	—
Corporate debt securities	20	—	—	—	20	—
Mortgage-backed and asset-backed securities	368	(1)	35	—	403	(1)
Total available-for-sale debt securities	$5,505	$(4)	$426	$(1)	$5,931	$(5)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

2Q 2026 FORM 10-Q	22

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

The table below presents cash inflows related to available-for-sale debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$5,458	$7,069	$10,737	$12,541

During the three and six months ended June 30, 2026 and 2025, we incurred gross realized gains and losses which were de minimis. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	June 30, 2026
	Amortized Cost	Fair Value
	(In millions)
One year or less	$10,528	$10,530
After one year through five years	5,630	5,634
After five years through ten years	2,606	2,604
After ten years	3,039	3,045
Total	$21,803	$21,813

Actual maturities may differ from contractual maturities as certain securities may be prepaid.

STRATEGIC INVESTMENTS

Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. Our marketable equity securities have readily determinable fair values and are recorded as long-term investments on our condensed consolidated balance sheets at fair value with changes in fair value recorded in other income (expense), net on our condensed consolidated statements of income (loss). Our non-marketable equity securities are recorded as long-term investments on our condensed consolidated balance sheets. We have non-marketable equity securities for which we have the ability to exercise significant influence, but not control, over the investee. We account for these equity securities using the equity method of accounting. The remaining non-marketable equity securities do not have a readily determinable fair value and we measure these equity investments at cost minus impairment, if any, and adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, and our share of earnings or losses from investments accounted for using the equity method are recognized in other income (expense), net on our condensed consolidated statements of income (loss).

The following table summarizes our strategic investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Marketable equity securities	$106	$180
Non-marketable equity securities:
Equity Method	205	215
Measurement Alternative	1,424	1,509
Total non-marketable equity securities	1,629	1,724
Total strategic investments	$1,735	$1,904

2Q 2026 FORM 10-Q	23

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Carrying amount, beginning of period	$1,485	$1,413	$1,509	$1,336
Adjustments related to non-marketable equity securities:
Net additions (reductions)(1)	2	(76)	1	(54)
Gross unrealized gains	—	28	45	83
Gross unrealized losses and impairments	(63)	(6)	(131)	(6)
Carrying amount, end of period	$1,424	$1,359	$1,424	$1,359
(1) Net additions (reductions) include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
	(In millions)
Cumulative gross unrealized gains	$917	$872
Cumulative gross unrealized losses and impairments	$(479)	$(353)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net unrealized gains (losses)	$(63)	$20	$(160)	$68

Supplemental cash flow information related to investments

Non-cash investing transactions that were not reflected in the condensed consolidated statement of cash flows for the six months ended June 30, 2026 and 2025 include the purchase of investments, net of maturities and sales, of $200 million and $29 million, respectively, that have not yet settled.

2Q 2026 FORM 10-Q	24

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$49	$49	$—
Short-term investments(2):
U.S. government and agency securities	50	—	50
Foreign government and agency securities	100	—	100
Corporate debt securities	788	—	788
Mortgage-backed and asset-backed securities	289	—	289
Commercial paper	1,636	—	1,636
Total short-term investments	2,863	—	2,863
Funds receivable and customer accounts(3):
U.S. government and agency securities	4,787	—	4,787
Foreign government and agency securities	336	—	336
Corporate debt securities	3,064	—	3,064
Mortgage-backed and asset-backed securities	4,489	—	4,489
Municipal securities	81	—	81
Commercial paper	4,608	—	4,608
Total funds receivable and customer accounts	17,365	—	17,365
Derivatives(4)	148	—	148
Long-term investments(2),(5):
U.S. government and agency securities	521	—	521
Corporate debt securities	633	—	633
Mortgage-backed and asset-backed securities	1,115	—	1,115
Marketable equity securities	106	106	—
Total long-term investments	2,375	106	2,269
Total financial assets	$22,800	$155	$22,645
Liabilities:
Derivatives(4)	$52	$—	$52
(1) Excludes cash and cash equivalents of $8.3 billion not measured and recorded at fair value.
(2) Excludes time deposits of $92 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $22.4 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within “prepaid expenses and other current assets” and “other assets” and “accrued expenses and other current liabilities” and “other long-term liabilities,” respectively, on our condensed consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.6 billion measured using the Measurement Alternative or equity method accounting.

2Q 2026 FORM 10-Q	25

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$4	$4	$—
Short-term investments(2):
U.S. government and agency securities	443	—	443
Foreign government and agency securities	60	—	60
Corporate debt securities	984	—	984
Mortgage-backed and asset-backed securities	448	—	448
Commercial paper	350	—	350
Total short-term investments	2,285	—	2,285
Funds receivable and customer accounts(3):
U.S. government and agency securities	3,530	—	3,530
Foreign government and agency securities	371	—	371
Corporate debt securities	2,736	—	2,736
Mortgage-backed and asset-backed securities	3,831	—	3,831
Municipal securities	98	—	98
Commercial paper	4,265	—	4,265
Total funds receivable and customer accounts	14,831	—	14,831
Derivatives(4)	20	—	20
Long-term investments(2), (5):
U.S. government and agency securities	400	—	400
Foreign government and agency securities	50	—	50
Corporate debt securities	650	—	650
Mortgage-backed and asset-backed securities	1,321	—	1,321
Marketable equity securities	180	180	—
Total long-term investments	2,601	180	2,421
Total financial assets	$19,741	$184	$19,557
Liabilities:
Derivatives(4)	$158	$—	$158
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

2Q 2026 FORM 10-Q	26

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2026 and December 31, 2025, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Funds receivable and customer accounts	$685	$684	$621	$620

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Funds receivable and customer accounts	$(5)	$61	$(20)	$92

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of June 30, 2026 and December 31, 2025 for which a non-recurring fair value measurement was recorded during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively:

	June 30, 2026	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$1,395	$1,142	$253
Non-marketable equity securities measured using the Measurement Alternative(1)	271	117	154
Total	$1,666	$1,259	$407
(1) Excludes non-marketable equity securities of $1.2 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the six months ended June 30, 2026.

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

2Q 2026 FORM 10-Q	27

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of certain loans and interest receivables held for sale is classified within Level 3 when we estimate fair value using significant unobservable inputs. The significant unobservable input is the price at which the Company expects to sell the loans and is determined based upon certain loan and risk classifications of the portfolio. The following table presents the valuation techniques covering the majority of Level 3 non-recurring fair value measurements and the most significant unobservable inputs used in those measurements as of June 30, 2026:

	Fair Value (In millions)	Methodology	Input	Low(1)	High(1)	Weighted Average(1)(2)
Loans and interest receivable, held for sale	$253	Price-based	Price	$0.01	$1.00	$0.89
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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, PayPal USD stablecoin (“PYUSD”), time deposits, certain loans and interest receivable, held for sale, loans and interest receivable, net, notes receivable, commercial paper, and debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our term debt (including current portion) had a carrying value of approximately $12.6 billion and fair value of approximately $11.9 billion as of June 30, 2026. Our term debt (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.3 billion as of December 31, 2025. If these financial instruments were measured at fair value in the financial statements, cash and PYUSD would be classified as Level 1; time deposits, certain loans and interest receivable, held for sale, commercial paper, and term debt (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

NOTE 10—DERIVATIVE INSTRUMENTS

SUMMARY OF DERIVATIVE INSTRUMENTS

Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign exchange rates. Our derivatives expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions and by entering into collateral security arrangements. In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis. We do not use any derivative instruments for trading or speculative purposes.

2Q 2026 FORM 10-Q	28

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

As of June 30, 2026, we estimated that $101 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and six months ended June 30, 2026 and 2025, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we will continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we will also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line to which the derivative relates.

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

2Q 2026 FORM 10-Q	29

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of June 30, 2026 and December 31, 2025 was as follows:

	Balance Sheet Location	June 30, 2026	December 31, 2025
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as hedging instruments	Other current assets	$116	$7
Foreign exchange contracts not designated as hedging instruments	Other current assets	32	13
Total derivative assets		$148	$20

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Other current liabilities	$15	$118
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	37	40
Total derivative liabilities		$52	$158

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026
	(In millions)
	Net revenues	Customer support and operations	Technology and development	General and administrative	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$8,682	$462	$849	$503	$(117)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	6	(2)	(2)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	—	(42)
Total net gains (losses)	$6	$(2)	$(2)	$(1)	$(42)

2Q 2026 FORM 10-Q	30

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30,
	2025
	(In millions)
	Net revenues	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$8,288	$25

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(70)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	(152)
Total net gains (losses)	$(70)	$(152)

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026
	(In millions)
	Net revenues	Customer support and operations	Technology and development	General and administrative	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$17,035	$908	$1,642	$994	$(212)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(80)	(3)	(3)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	—	11
Total net gains (losses)	$(80)	$(3)	$(3)	$(1)	$11

	Six Months Ended June 30,
	2025
	(In millions)
	Net revenues	Customer support and operations	Technology and development	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$16,079	$811	$1,498	$98

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(35)	(1)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	(235)
Total net gains (losses)	$(35)	$(1)	$(1)	$(235)

2Q 2026 FORM 10-Q	31

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$20	$(318)	$124	$(461)
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

	June 30, 2026	December 31, 2025
	(In millions)
Foreign exchange contracts designated as hedging instruments	$7,221	$5,878
Foreign exchange contracts not designated as hedging instruments	9,032	11,932
Total	$16,253	$17,810

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

2Q 2026 FORM 10-Q	32

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

		Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Amounts Presented on the Condensed Consolidated Balance Sheets	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of June 30, 2026
Derivative assets(3)	$148	$16	$110	$22
As of December 31, 2025
Derivative assets(3)	$20	$13	$2	$5

		Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Amounts Presented on the Condensed Consolidated Balance Sheets	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of June 30, 2026
Derivative liabilities(3)	$52	$16	$16	$20
As of December 31, 2025
Derivative liabilities(3)	$158	$13	$122	$23
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty.
(3) We received cash collateral from derivative counterparties totaling $120 million and $2 million as of June 30, 2026 and December 31, 2025, respectively, and securities from derivative counterparties with a fair value of $75 million and $90 million as of June 30, 2026 and December 31, 2025, respectively. We posted $20 million and $156 million of cash collateral as of June 30, 2026 and December 31, 2025, respectively, and securities to derivative counterparties with a fair value of $56 million and $91 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

As of June 30, 2026 and December 31, 2025, loans and interest receivable, held for sale was $1.9 billion and $1.7 billion, respectively. During the six months ended June 30, 2026, we derecognized loans with an unpaid balance of $15.9 billion and had net proceeds of $15.8 billion from loans and interest receivable sold. During the six months ended June 30, 2025, we derecognized loans with both an unpaid balance and net proceeds of $11.6 billion from loans and interest receivable sold.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the United Kingdom (“U.K.”), which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany, among other markets. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2026 and 2025, we purchased approximately $783 million and $602 million in consumer receivables, respectively. For both June 30, 2026 and December 31, 2025, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $5.5 billion, net of the participation interest sold to the partner institution of $36 million and $33 million as of June 30, 2026 and December 31, 2025, respectively.

2Q 2026 FORM 10-Q	33

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

June 30, 2026
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2026	2025	2024	2023	2022	Total	Percent
Consumer loans and interest receivable:
Current	$2,824	$1,533	$700	$198	$40	$—	$5,295	96.6%
30 - 59 Days	27	25	10	3	1	—	66	1.2%
60 - 89 Days	17	13	6	2	1	—	39	0.7%
90 - 179 Days	45	12	20	3	—	—	80	1.5%
Total	$2,913	$1,583	$736	$206	$42	$—	$5,480	100%
Gross charge-offs for the six months ended June 30, 2026	$75	$1	$69	$11	$—	$—	$156

December 31, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,767	$2,043	$360	$114	$—	$—	$5,284	96.4%
30 - 59 Days	29	34	5	2	—	—	70	1.3%
60 - 89 Days	19	22	4	2	—	—	47	0.9%
90 - 179 Days	39	31	6	2	—	—	78	1.4%
Total	$2,854	$2,130	$375	$120	$—	$—	$5,479	100%
Gross charge-offs for the year ended December 31, 2025	$136	$36	$107	$20	$1	$—	$300

2Q 2026 FORM 10-Q	34

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the six months ended June 30, 2026 and 2025:

	June 30, 2026			June 30, 2025
	Consumer Loans Receivable	Interest Receivable	Total Allowance	Consumer Loans Receivable	Interest Receivable	Total Allowance
	(In millions)
Beginning balance	$366	$3	$369	$341	$7	$348
Provisions	93	8	101	117	6	123
Charge-offs	(148)	(8)	(156)	(143)	(9)	(152)
Recoveries	41	—	41	33	—	33
Other(1)	(7)	—	(7)	25	—	25
Ending balance	$345	$3	$348	$373	$4	$377
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at June 30, 2026 for our consumer receivable portfolio remained relatively consistent with the allowance for credit losses at December 31, 2025. In the first quarter of 2026, we updated our expected credit loss model for interest bearing installment loans in the U.S. to reflect current risk characteristics. This change did not have a material impact on our allowance for credit losses in the period.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) product in the U.S., Germany, and U.K., among other markets, and our PayPal Business Loan (“PPBL”) product in the U.S., which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the six months ended June 30, 2026 and 2025, we purchased approximately $1.2 billion and $1.0 billion in merchant receivables, respectively. As of June 30, 2026 and December 31, 2025, the total outstanding balance in our pool of merchant loans, advances, and fees receivable was $1.9 billion and $1.8 billion, respectively, net of the participation interest sold to the partner institution of $67 million and $65 million, respectively.

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

June 30, 2026
(In millions, except percentages)
	2026	2025	2024	2023	2022	Total	Percent
Merchant loans, advances, and fees receivable:
Current	$1,340	$343	$15	$2	$2	$1,702	89.6%
30 - 59 Days	32	41	8	1	—	82	4.3%
60 - 89 Days	11	25	5	1	—	42	2.2%
90 - 179 Days	7	46	9	1	—	63	3.3%
180+ Days	—	6	4	1	—	11	0.6%
Total	$1,390	$461	$41	$6	$2	$1,900	100%
Gross charge-offs for the six months ended June 30, 2026	$—	$61	$20	$3	$—	$84

2Q 2026 FORM 10-Q	35

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

The following table summarizes the activity in the allowance for merchant loans, advances, and fees receivable for the six months ended June 30, 2026 and 2025:

	June 30, 2026			June 30, 2025
	Merchant Loans and Advances	Fees Receivable	Total Allowance	Merchant Loans and Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$156	$14	$170	$107	$6	$113
Provisions	83	8	91	69	8	77
Charge-offs	(77)	(7)	(84)	(55)	(4)	(59)
Recoveries	9	—	9	12	—	12
Other(1)	(1)	—	(1)	4	—	4
Ending balance	$170	$15	$185	$137	$10	$147
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at June 30, 2026 for our merchant receivable portfolio remained relatively consistent with the allowance for credit losses at December 31, 2025.

NOTE 12—DEBT

NOTES

In May 2026, we issued fixed-rate notes with varying maturity dates for an aggregate principal amount of $2.0 billion, consisting of $650 million aggregate principal amount of 4.550% notes due 2028, $850 million aggregate principal amount of 4.950% notes due 2031, and $500 million aggregate principal amount of 5.550% notes due 2036. Interest on the notes is payable on June 1 and December 1, beginning on December 1, 2026.

The notes are senior unsecured obligations and are collectively referred to as the “Notes.” We may redeem the Notes in whole at any time or in part from time to time, prior to maturity, at their redemption prices. Upon the occurrence of both a change of control of the Company and a downgrade of the Notes below an investment grade rating, we will be required to offer to repurchase each series of Notes at a price equal to 101% of the then outstanding principal amounts, plus accrued and unpaid interest. The Notes are subject to covenants, including limitations on our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, in each case subject to certain exceptions, limitations, and qualifications. Proceeds from the issuance of these Notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments.

2Q 2026 FORM 10-Q	36

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes total long-term debt:

	Maturities	Effective Interest Rate	June 30, 2026	December 31, 2025
			(in millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500

May 2020 debt issuance:
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000

May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500

June 2023 debt issuance(1):
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	—	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	228	237

May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400

March 2025 debt issuance:
Floating-rate notes	3/6/2028	4.68%	450	450
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	450
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	600

May 2026 debt issuance:
Fixed-rate 4.550% notes	6/1/2028	4.87%	650	—
Fixed-rate 4.950% notes	6/1/2031	5.11%	850	—
Fixed-rate 5.550% notes	6/1/2036	5.66%	500	—
Total term debt			12,728	10,884
Unamortized premium (discount) and issuance costs, net			(84)	(76)
Less: current portion of term debt(2)			(1,749)	(1,396)
Total carrying amount of term debt			$10,895	$9,412
(1) Principal amounts represent the U.S. dollar equivalent as of June 30, 2026 and December 31, 2025, respectively.
(2) The current portion of term debt is included within “short-term debt” on our condensed consolidated balance sheets.
As of June 30, 2026, the future principal payments associated with our long-term debt was as follows (in millions):

Remaining 2026	$1,250
2027	500
2028	1,778
2029	1,500
2030	1,000
Thereafter	6,700
Total	$12,728

2Q 2026 FORM 10-Q	37

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effective interest rates for the notes include interest on the notes, amortization of debt issuance costs, and amortization of the debt discount. The interest expense recorded for the notes, including amortization of the debt discount and debt issuance costs, was $119 million and $225 million for the three and six months ended June 30, 2026, respectively. The interest expense recorded for the notes, including amortization of the debt discount and debt issuance costs, was $110 million and $208 million for the three and six months ended June 30, 2025, respectively.

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $556 million as of June 30, 2026). The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. As of June 30, 2026 and December 31, 2025, ¥90.0 billion (approximately $556 million) and ¥90.0 billion (approximately $575 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in short-term debt and long-term debt, respectively, on our condensed consolidated balance sheets. The weighted average interest rate on the borrowing was 1.49% as of June 30, 2026. At June 30, 2026, no borrowing capacity was available for the purposes permitted by the Paidy Credit Agreement. During the three and six months ended June 30, 2026 and 2025, the total interest expense and fees we recorded related to the Paidy Credit Agreement were de minimis.

COMMERCIAL PAPER

There was $200 million outstanding in commercial paper notes as of both June 30, 2026 and December 31, 2025, which was recorded in short-term debt on our condensed consolidated balance sheets. The weighted average interest rate on the commercial paper borrowings was 4.06% and 4.07% as of June 30, 2026 and December 31, 2025, respectively. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance.

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

2Q 2026 FORM 10-Q	38

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of June 30, 2026. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

2Q 2026 FORM 10-Q	39

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

On April 2, 2026, a putative securities class action captioned Norfolk County Retirement System v. PayPal Holdings, Inc. et al., Case No. 5:26-cv-02849, was filed in the U.S. District Court for the Northern District of California (the “Norfolk Securities Action”). The Norfolk Securities Action generally asserts the same claims and allegations made in the Darcy Securities Action, but expands the Darcy Class Period to February 8, 2024 to February 2, 2026 and includes additional alleged misstatements from the earlier time period. The Norfolk Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

2Q 2026 FORM 10-Q	40

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On May 21, 2026, the Norfolk Securities Action was consolidated with the Darcy Securities Action under the caption In re PayPal Branded Checkout Securities Litigation, Case No. 3:26-cv-01589 (the “Branded Checkout Securities Action”), and the Court appointed the Wayne County Employees’ Retirement System, Macomb County Intermediate Retirees Medical Benefits Trust, Macomb County Retirement Health Care Fund, Macomb County Employees’ Retirement System, and Norfolk County Retirement System as lead plaintiffs.

On March 11, 2026, a putative shareholder derivative action captioned Goncalves v. Chriss et al., Case No. 3:26-cv-02145, was filed in the U.S. District Court for the Northern District of California (the “Goncalves Action”), purportedly on behalf of the Company. On May 6, 2026, a putative shareholder derivative action captioned LR Trust v. Chriss et al., Case No. 3:26-cv-04132, was filed in the U.S. District Court for the Northern District of California (the “LR Trust Action”), purportedly on behalf of the Company. On May 11, 2026, a putative shareholder derivative action captioned Stan v. Chriss et al., Case No. 5:26-cv-04330, was filed in the U.S. District Court for the Northern District of California (the “Stan Action”), purportedly on behalf of the Company. On May 17, 2026, a putative shareholder derivative action captioned Lovoi v. Adkins et al., Case No. 3:26-cv-04650, was filed in the U.S. District Court for the Northern District of California (the “Lovoi Action”), purportedly on behalf of the Company. On June 3, 2026, a putative shareholder derivative action captioned Haliburton v. Chriss et al., Case No. 1:26-cv-00655, was filed in the U.S. District Court for the District of Delaware (the “Haliburton Action,” and collectively with the Goncalves Action, LR Trust Action, Stan Action, and Lovoi Action, the “Branded Checkout Derivative Actions”), purportedly on behalf of the Company. The Branded Checkout Derivative Actions are based on the same alleged facts and circumstances as the Branded Checkout Securities Action, and name certain of our officers, including our former Chief Executive Officer, and members of our Board of Directors, as defendants. The Branded Checkout Derivative Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, abuse of control, insider trading, contribution, and violations of the Exchange Act, and seek, on behalf of the Company, an award of damages and an order directing the Company to reform its corporate governance and internal procedures. On July 10, 2026, the Goncalves Action, the LR Trust Action, the Stan Action, and the Lovoi Action were consolidated in the U.S. District Court for the Northern District of California under the caption In re PayPal Holdings, Inc. Stockholder Derivative Litigation, Case No. 3:26-cv-02145.

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

2Q 2026 FORM 10-Q	41

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

As part of the agreements to sell certain loans receivable portfolios, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the third-party investors that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of June 30, 2026 and December 31, 2025, the current outstanding balances of the loans sold was $3.9 billion and $3.8 billion, respectively. The term of the indemnification obligations align to the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

2Q 2026 FORM 10-Q	42

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At June 30, 2026 and December 31, 2025, the allowance for transaction losses was $92 million and $73 million, respectively. The allowance for negative customer balances was $221 million and $271 million at June 30, 2026 and December 31, 2025, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance	$310	$305	$344	$342
Provision(1)	323	383	599	661
Realized losses and charge-offs	(373)	(371)	(732)	(719)
Recoveries(2)	53	35	102	68
Ending balance	$313	$352	$313	$352
(1) Changes in estimates for the prior period provision related to the allowance for transaction losses are not material and are aggregated with current period provision.
(2) Recoveries are only relevant for the allowance for negative customer balances.

NOTE 14—STOCKHOLDERS’ EQUITY

STOCK REPURCHASE PROGRAM

During the six months ended June 30, 2026, we repurchased approximately 67 million shares of our common stock for approximately $3.0 billion at an average cost of $44.99, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in February 2025. As of June 30, 2026, a total of approximately $10.9 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

DIVIDEND PROGRAM

The following table summarizes our dividend activities for the six months ended June 30, 2026:

Record Date	Payment Date	Dividend Per Share	Total $ Value (in millions)
June 4, 2026	June 25, 2026	$0.14	$125
March 4, 2026	March 25, 2026	$0.14	$130

2Q 2026 FORM 10-Q	43

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15—STOCK-BASED PLANS

In May 2026, our stockholders approved the PayPal Holdings, Inc. 2026 Equity Incentive Award Plan (the “2026 Plan”) to replace the PayPal Holdings, Inc. 2015 Equity Incentive Award Plan, as amended and restated (the “2015 Plan”) as the source of equity awards granted on or after May 19, 2026, and no additional equity awards will be granted under the 2015 Plan following that date. The 2026 Plan authorizes the issuance of up to 39.1 million shares of our common stock, plus up to 44.6 million shares of our common stock underlying awards granted under the 2015 Plan that expire or are terminated, are settled in cash without the delivery of shares, or otherwise become available for grant in accordance with the terms of the 2015 Plan on or after May 19, 2026.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is measured based on the estimated fair value of shares at the time of grant and recognized over the award’s vesting period.

The following table summarizes the impact of stock-based compensation expense on our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Customer support and operations	$52	$53	$101	$104
Sales and marketing	32	34	67	67
Technology and development	131	136	257	247
General and administrative	67	83	141	155
Restructuring and other	19	—	19	—
Total stock-based compensation expense	$301	$306	$585	$573
Capitalized as part of internal use software and website development costs	$31	$33	$62	$68

NOTE 16—INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2026 was 16% and 18%, respectively. Our effective tax rate for the three and six months ended June 30, 2025 was 18% and 19%, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign and U.S. income taxed at different rates as well as discrete tax adjustments including tax effects of stock-based compensation.

Gross unrecognized tax benefits were approximately $2.5 billion as of both June 30, 2026 and December 31, 2025. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings.

NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

The restructuring charges associated with the following plans were recorded in “restructuring and other” on our condensed consolidated statements of income. Accrued restructuring liabilities were included in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

2Q 2026 FORM 10-Q	44

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the three and six months ended June 30, 2026, we recorded $44 million in restructuring charges associated with the strategic reorganization announced in April 2026. These charges were primarily employee severance and benefits costs including stock-based compensation.

2Q 2025 Plan

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component completed in the second quarter of 2026 and the technology infrastructure component expected to be substantially completed in 2028.

The following table summarizes the associated restructuring charges (reversals):

	Three Months Ended June 30,		Six Months Ended June 30,		Total Plan Costs Incurred to Date
	2026	2025	2026	2025
	(In millions)
Employee severance and benefits costs	$(13)	$95	$(11)	$95	$85
Other restructuring costs(1)	15	—	24	—	30
Total	$2	$95	$13	$95	$115
(1) Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $85 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. The timing of activities and cost estimates continue to be developed and are subject to change.

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2026:

	Employee Severance and Benefits Costs	Other Restructuring Costs	Total
	(In millions)
Accrued liability as of January 1, 2026	$52	$6	$58
Charges (reversals)	(11)	24	13
Payments	(31)	(10)	(41)
Accrued liability as of June 30, 2026	$10	$20	$30

1Q 2025 Plan

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the six months ended June 30, 2025 were $36 million and included employee severance and benefits costs, which was completed in the third quarter of 2025.

OTHER

During the three and six months ended June 30, 2026, approximately $65 million and $126 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and six months ended June 30, 2025, approximately $27 million and $52 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

2Q 2026 FORM 10-Q	45

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

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net revenues	$8,682	$8,288	$17,035	$16,079
Less (add):
Transaction expense	4,385	3,968	8,550	7,672
Transaction losses	323	383	599	661
Credit losses	74	93	176	186
Customer support and operations(1)	462	413	908	811
Sales and marketing(1)	546	583	1,064	1,071
Technology and development(1)	849	767	1,642	1,498
General and administrative(1)	503	461	994	964
Restructuring and other	113	116	187	182
Other income (expense), net	117	(25)	212	(98)
Income tax expense	206	268	486	584
Segment net income (loss)	$1,104	$1,261	$2,217	$2,548
(1) Includes depreciation and amortization expense. For the three and six months ended June 30, 2026, total depreciation and amortization expense was $246 million and $484 million, respectively. For the three and six months ended June 30, 2025, total depreciation and amortization expense was $239 million and $484 million, respectively.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets. For disclosure of geographical information, please refer to “Note 2—Revenue”.

2Q 2026 FORM 10-Q	46

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, mergers or acquisitions, or management strategies). These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue,” “strategy,” “future,” “opportunity,” “plan,” “guidance,” “project,” “forecast,” “outlook,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as supplemented in the risk factors set forth below in Part II, Item 1A, Risk Factors, of this Form 10-Q, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “PayPal” refer to PayPal Holdings, Inc. and its consolidated subsidiaries.

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

Cybersecurity and information security
Cybersecurity and information security risks for global payments and technology companies like us have increased significantly in recent years. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security incidents, and enable us to effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, we have experienced and expect to continue to experience cybersecurity and data privacy incidents and remain subject to these risks. There can be no assurance that our security measures will provide sufficient protection or security to prevent breaches or attacks. For additional information regarding our cybersecurity and information security risks, see Part I, Item 1A, Risk Factors in our 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded below (if applicable) in Part II, Item 1A, Risk Factors of this Form 10-Q.

2Q 2026 FORM 10-Q	47

Recent developments

In April 2026, the Company announced a strategic reorganization of its business and executive leadership team intended to accelerate execution of its long-term growth priorities, simplify its operating structure, streamline decision-making, and drive innovation. This strategic reorganization and business simplification program, which will focus on realigning our operating structure and accelerating the adoption of artificial intelligence and automation across the company, is expected to deliver at least $1.5 billion in gross annualized run-rate savings over the next two to three years. The Company intends to reinvest a significant portion of these savings back into its highest-priority growth initiatives. As part of this program, certain actions have been identified that are expected to be completed by the end of this year and which have the potential to generate approximately $400 million of run-rate gross savings, with a portion to be realized in the fourth quarter. The Company is still finalizing plans but this first phase of actions could result in a transformation related charge within the range of approximately $120 million to $140 million during the second half of 2026. The Company expects to provide additional details regarding the structure of the program and anticipated phasing of savings realization in future periods as the program is developed and implemented.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages and per share data)
Net revenues	$8,682	$8,288	$394	5%	$17,035	$16,079	$956	6%
Operating expenses	7,255	6,784	471	7%	14,120	13,045	1,075	8%
Operating income	1,427	1,504	(77)	(5)%	2,915	3,034	(119)	(4)%
Operating margin	16%	18%	**	**	17%	19%	**	**
Other income (expense), net	(117)	25	(142)	(568)%	(212)	98	(310)	(316)%
Income tax expense	206	268	(62)	(23)%	486	584	(98)	(17)%
Effective tax rate	16%	18%	**	**	18%	19%	**	**
Net income (loss)	$1,104	$1,261	$(157)	(12)%	$2,217	$2,548	$(331)	(13)%
Net income (loss) per diluted share	$1.25	$1.29	$(0.04)	(3)%	$2.46	$2.58	$(0.12)	(5)%
Net cash provided by operating activities	$1,983	$898	$1,085	121%	$3,117	$2,058	$1,059	51%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The increase in net revenues was driven primarily by growth in total payment volume (“TPV”) of 10% and favorable impact from hedging activities.

The increase in operating expenses was due primarily to an increase in transaction expense and, to a lesser extent, an increase in technology and development expense, partially offset by a decline in transaction and credit losses.

Our operating margin declined, reflecting the unfavorable impact of a higher transaction expense growth rate, partially offset by the decline in transaction and credit losses.

2Q 2026 FORM 10-Q	48

The decrease in net income was due to a decrease in operating income and a decrease in other income (expense), net, which was primarily attributable to net losses and impairments on strategic investments in the current period compared to net gains in the prior period, partially offset by a decrease in income tax expense driven by a lower level of pre-tax income and U.S income taxed at different rates.

SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The increase in net revenues was driven primarily by growth in TPV of 10% and growth in revenue earned from an independent chartered financial institution (“partner institution”).

The increase in operating expenses was due primarily to an increase in transaction expense and, to a lesser extent, increases in technology and development expense and customer support and operations expense, partially offset by a decline in transaction and credit losses.

Our operating margin declined, reflecting the unfavorable impact of a higher transaction expense growth rate.

The decrease in net income was due to a decrease in operating income and a decrease in other income (expense), net, which was primarily attributable to net losses and impairments on strategic investments in the current period compared to net gains in the prior period, partially offset by a decrease in income tax expense driven by a lower level of pre-tax income and U.S income taxed at different rates.

IMPACT OF FOREIGN EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, Canadian dollar, and Indian rupee, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% and 43% of our net revenues from customers domiciled outside of the U.S. in the three and six months ended June 30, 2026 and 2025, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and six months ended June 30, 2026, year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In millions)
Favorable impact to net revenues (exclusive of hedging impact)	$74	$331
Hedging impact	6	(80)
Favorable impact to net revenues	80	251
Unfavorable impact to operating expenses (exclusive of hedging impact)	(20)	(157)
Hedging impact	(5)	(7)
Unfavorable impact to operating expenses	(25)	(164)
Net favorable impact to operating income	$55	$87

2Q 2026 FORM 10-Q	49

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

2Q 2026 FORM 10-Q	50

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

Net revenue analysis

The components of our net revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction revenues	$7,832	$7,441	$391	5%	$15,333	$14,457	$876	6%
Revenues from other value added services	850	847	3	—%	1,702	1,622	80	5%
Total revenues	$8,682	$8,288	$394	5%	$17,035	$16,079	$956	6%

Transaction revenues

The increase in transaction revenues for the three months ended June 30, 2026 compared to the same period of the prior year was primarily attributable to:
•an increase of approximately $400 million in revenue from Braintree products and services, which was largely driven by growth in TPV and number of payment transactions;
•approximately $80 million of favorable impact from hedging activities resulting from net gains in the current period compared to net losses in the prior period;
•an increase of approximately $60 million in revenue from Venmo products and services, which was largely due to growth in TPV and number of payment transactions; and
•partially offset by a decline in revenue from PayPal products and services of approximately $130 million primarily attributable to higher co-marketing campaigns with large merchants, which are recorded as reductions to revenues, and lower foreign exchange fee revenue.

The increase in transaction revenues for the six months ended June 30, 2026 compared to the same period of the prior year was primarily attributable to:
•an increase of approximately $810 million and $130 million in revenue from Braintree and Venmo products and services, respectively, which was largely driven by growth in TPV and number of payment transactions;
•an increase of $130 million in revenue from PayPal products and services, which was offset by a $120 million decline due to higher co-marketing campaigns with large merchants; and
•partially offset by approximately $50 million of unfavorable impact from hedging activities resulting from higher net losses in the current period compared to the prior period.

2Q 2026 FORM 10-Q	51

The following table provides a summary of key metrics:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
	2026	2025		2026	2025
	(In millions, except percentages and number of payment transactions per active account)
Active accounts(1)	439	438	—%	439	438	—%
Number of payment transactions	6,750	6,226	8%	13,225	12,271	8%
Number of payment transactions per active account	60.0	58.3	3%	60.0	58.3	3%
TPV	$486,448	$443,547	10%	$950,403	$860,755	10%
Percent of TPV generated outside of the U.S.	35%	38%	**	35%	36%	**
(1) Reflects active accounts at the end of the applicable period.
** Not meaningful.

Transaction revenues growth was lower than the growth in TPV in the three and six months ended June 30, 2026 compared to the same periods in the prior year due primarily to changes in product mix, higher co-marketing campaigns, lower foreign exchange fee revenue, and lower partner incentives.

Revenues from other value added services

Revenues from other value added services for the three months ended June 30, 2026 remained relatively consistent compared to the same period in the prior year due to:
•an increase of approximately $40 million from interest and fee revenue earned from our loans receivable portfolios; and
•offset by approximately $40 million lower revenues from interest earned on certain assets underlying customer account balances resulting from lower interest rates on higher average cash and investment balances.

The increase in revenues from other value added services for the six months ended June 30, 2026 compared to the same period in the prior year was primarily attributable to:
•an increase of approximately $100 million in revenue earned from a partner institution;
•an increase of approximately $80 million from interest and fee revenue earned from our loans receivable portfolios;
•partially offset by approximately $60 million lower revenues from interest earned on certain assets underlying customer account balances resulting from lower interest rates on higher average cash and investment balances; and
•a decline of approximately $40 million from lower revenues from Honey and other value added services.

Revenue from the partner institution is earned primarily through a revenue share arrangement based on the economic performance of the program related to our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards, when such performance exceeds a minimum threshold.

2Q 2026 FORM 10-Q	52

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction expense	$4,385	$3,968	$417	11%	$8,550	$7,672	$878	11%
Transaction and credit losses	397	476	(79)	(17)%	775	847	(72)	(9)%
Customer support and operations	462	413	49	12%	908	811	97	12%
Sales and marketing	546	583	(37)	(6)%	1,064	1,071	(7)	(1)%
Technology and development	849	767	82	11%	1,642	1,498	144	10%
General and administrative	503	461	42	9%	994	964	30	3%
Restructuring and other	113	116	(3)	(3)%	187	182	5	3%
Total operating expenses	$7,255	$6,784	$471	7%	$14,120	$13,045	$1,075	8%
Transaction expense rate(1)	0.90%	0.89%	**	**	0.90%	0.89%	**	**
Transaction and credit loss rate(2)	0.08%	0.11%	**	**	0.08%	0.10%	**	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

The increase in transaction expense for the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily attributable to the increase in TPV of 10% in each respective period, and a higher proportion of TPV from our Braintree products and services, which generally have higher expense rates than our other products and services. The increase in transaction expense rate for the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily attributable to unfavorable changes in funding mix, partially offset by the favorable impact of changes in merchant mix.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction losses	$323	$383	$(60)	(16)%	$599	$661	$(62)	(9)%
Credit losses	74	93	(19)	(20)%	176	186	(10)	(5)%
Transaction and credit losses	$397	$476	$(79)	(17)%	$775	$847	$(72)	(9)%
Transaction loss rate(1)	0.07%	0.09%	**	**	0.06%	0.08%	**	**
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.
** Not meaningful.

Transaction losses and the associated transaction loss rate in the three and six months ended June 30, 2026 decreased compared to the same periods in the prior year due to lower fraud losses, benefits realized from risk mitigation strategies, and higher recoveries partially offset by an increase due to higher TPV.

2Q 2026 FORM 10-Q	53

The components of credit losses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net charge-offs(1)	$101	$75	$175	$153
Reserve build (release)(2)	(27)	18	1	33
Credit losses	$74	$93	$176	$186
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement.

Credit losses in the three and six months ended June 30, 2026 and 2025 were primarily attributable to loan originations during the periods.

Consumer loan portfolio

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. As of June 30, 2026 and 2025, loans and interest receivable, held for sale were $1.9 billion and $817 million, respectively.

The consumer loans and interest receivable balance as of June 30, 2026 and 2025 was $5.5 billion and $5.8 billion, respectively, net of participation interest sold, representing a decrease of 6%. The decline in consumer loans and interest receivable outstanding was primarily driven by the impact of the reclassification of our U.S. short-term, non-interest bearing installment loans to held for sale in the third quarter of 2025 and the associated forward flow arrangement and a decline of approximately $200 million in our installment credit product portfolio in Japan, partially offset by growth in our revolving credit product portfolio in the United Kingdom (“U.K.”) and our interest-bearing installment credit product portfolio in the U.S. of approximately $200 million and $180 million, respectively.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	June 30,
	2026	2025
Percent of consumer loans and interest receivable current	96.6%	96.2%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.5%	1.6%
Net charge-off rate(2)	4.8%	3.6%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended June 30, 2026 and 2025, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the three and six months ended June 30, 2026.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and fees receivable outstanding, net of participation interest sold, as of June 30, 2026 and 2025 was $1.9 billion and $1.7 billion, respectively, reflecting an increase of 14%. The increase was due primarily to growth of approximately $140 million in our PayPal Business Loans product portfolio in the U.S. and growth in our PayPal Working Capital product portfolio of approximately $100 million, primarily in Germany.

2Q 2026 FORM 10-Q	54

The following table provides information regarding the credit quality of our merchant loans, advances, and fees receivable balance:

	June 30,
	2026	2025
Percent of merchant loans, advances, and fees receivable current	89.6%	89.9%
Percent of merchant loans, advances, and fees receivable > 90 days outstanding(1)	3.9%	3.6%
Net charge-off rate(2)	7.6%	6.1%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended June 30, 2026 and 2025, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and fees receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the three and six months ended June 30, 2026.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

The increase in customer support and operations expenses in the three and six months ended June 30, 2026 compared to the same periods in the prior year was due primarily to an increase in employee-related costs of approximately $40 million and $60 million, respectively. The increase in customer support and operations expenses in the six months ended June 30, 2026 compared to the same period in the prior year was also attributable to higher contractor and consulting costs.

Sales and marketing

The decrease in sales and marketing expenses in the three months ended June 30, 2026 compared to the same period in the prior year was due primarily to declines in marketing and brand advertising spend and amortization expense for acquired intangible assets, partially offset by an increase in employee-related costs. The decrease in sales and marketing expenses in the six months ended June 30, 2026 compared to the same period in the prior year was due primarily to a decline in amortization expense for acquired intangible assets, partially offset by an increase in employee-related costs and higher spend on marketing and brand advertising, predominantly for Venmo.

Technology and development

The increase in technology and development expenses in the three and six months ended June 30, 2026 compared to the same periods in the prior year was due primarily to increases in employee-related costs, depreciation and amortization expense from internally developed software, and cloud computing costs utilized in delivering our products and services.

General and administrative

The increase in general and administrative expenses in the three and six months ended June 30, 2026 compared to the same periods in the prior year was due primarily to an increase in indirect tax expense. The increase in general and administrative expenses in the six months ended June 30, 2026 compared to the same period in the prior year was also attributable to an increase in employee-related costs.

2Q 2026 FORM 10-Q	55

Restructuring and other

In the three and six months ended June 30, 2026, we recorded $44 million in restructuring charges associated with the strategic reorganization announced in April 2026. These charges were primarily employee severance and benefits costs including stock-based compensation.

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud-based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component completed in the second quarter of 2026 and the technology infrastructure component expected to be substantially completed in 2028. The associated restructuring charges during the three and six months ended June 30, 2026 were $2 million and $13 million, respectively, consisting of employee severance and benefits costs and other restructuring costs. The associated restructuring charges for both the three and six months ended June 30, 2025 were $95 million and included employee severance and benefits costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $85 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. We expect annualized cost savings of approximately $260 million associated with the impacted workforce and operational costs for our technology infrastructure. We expect that we will begin to realize these cost savings upon the completion of the components of the 2Q 2025 Plan, and also expect to reinvest a portion of the reduction in annual costs to drive business priorities. The timing of activities, cost, and savings estimates continue to be developed and are subject to change.

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

During the three and six months ended June 30, 2026, approximately $65 million and $126 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value. During the three and six months ended June 30, 2025, approximately $27 million and $52 million, respectively, of losses were recorded in restructuring and other, which included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

The decrease in other income (expense), net in the three and six months ended June 30, 2026 compared to the same periods in the prior year was due primarily to:
•net losses and impairments on strategic investments in the current period compared to net gains in the prior period, which contributed a decrease of approximately $80 million and $230 million, respectively; and
•lower interest income due to lower interest rates, which contributed a decrease of approximately $30 million and $70 million, respectively.

Income tax expense

Our effective income tax rate was 16% and 18% for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate decreased compared to the same period in the prior year primarily due to U.S. income taxed at different rates.

Our effective income tax rate was 18% and 19% for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate decreased compared to the same period in the prior year primarily due to U.S. income taxed at different rates, partially offset by discrete tax adjustments, including tax effects of stock-based compensation.

2Q 2026 FORM 10-Q	56

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$13,530	$12,848
(1) Excludes assets related to funds receivable and customer accounts of $39.7 billion and $38.2 billion at June 30, 2026 and December 31, 2025, respectively.
(2) Excludes total strategic investments of $1.7 billion and $1.9 billion at June 30, 2026 and December 31, 2025, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $6.9 billion and $7.5 billion at June 30, 2026 and December 31, 2025, or 51% and 58% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2025, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Net Controlled Foreign Corporation Tested Income formally known as Global Intangible Low Taxed Income, or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$3,117	$2,058
Investing activities	(4,985)	(3,677)
Financing activities	(156)	(2,180)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(21)	289
Net change in cash, cash equivalents, and restricted cash	$(2,045)	$(3,510)

Operating activities

Net cash provided by operating activities increased $1.1 billion in the six months ended June 30, 2026 compared to the same period of the prior year due primarily to the impact of:
•changes in other current and non-current assets of approximately $450 million predominantly from timing differences in payment partner receivables and income tax receivables;
•changes in other current and non-current liabilities of approximately $240 million resulting from lower annual incentive plan payments;
•an increase of approximately $230 million in net income adjusted primarily for non-cash items; and
•changes in accounts receivable of approximately $190 million.

2Q 2026 FORM 10-Q	57

In the six months ended June 30, 2026 and 2025, cash paid for income taxes, net was $225 million and $837 million, respectively. The difference between our cash paid for income taxes in the periods presented primarily relates to the final transition tax installment payment paid in the previous period.

Investing activities

Net cash used in investing activities increased $1.3 billion in the six months ended June 30, 2026 compared to the same period of the prior year due primarily to:
•a decrease of approximately $3.4 billion in maturities and sales, net of purchases of investments, partially offset by
•the positive impact of changes in funds receivable of approximately $2.0 billion.

Financing activities

Net cash used in financing activities decreased $2.0 billion in the six months ended June 30, 2026 compared to the same period of the prior year due primarily to:
•an increase of approximately $1.6 billion in borrowings under financing arrangements, net of repayments; and
•the positive impact of changes related to funds payable and amounts due to customers of approximately $410 million.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $21 million and a positive impact of $289 million on cash, cash equivalents, and restricted cash for the six months ended June 30, 2026 and 2025, respectively. The negative impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2026 was due primarily to unfavorable fluctuations in the exchange rate of the U.S. dollar to the British pound, Indian rupee, and Euro, partially offset by favorability from fluctuations in exchange rate of the U.S. dollar to the Australian dollar. The positive impact on cash, cash equivalents, and restricted cash in the six months ended June 30, 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Euro and Australian dollar.

Available credit and debt

In May 2026, we issued fixed-rate notes with varying maturity dates for an aggregate principal amount of $2.0 billion. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of June 30, 2026, we had an aggregate principal amount of $12.7 billion in notes outstanding with varying maturity dates.

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

Credit ratings

As of June 30, 2026, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, various factors could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

2Q 2026 FORM 10-Q	58

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.K. credit activities. As of June 30, 2026 and December 31, 2025, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.0 billion as of those respective dates and represented approximately 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. In July 2026, an additional $500 million was approved by management to fund our credit activities, increasing the aggregate cumulative amount approved by management for this purpose to $2.5 billion. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. During the six months ended June 30, 2026 and 2025, we had net proceeds of $15.8 billion and $11.6 billion, respectively, from loans and interest receivable sold under these arrangements. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Capital return program

Stock repurchases

During the six months ended June 30, 2026, we repurchased approximately $3.0 billion of our common stock in the open market under our stock repurchase program authorized in February 2025. As of June 30, 2026, a total of approximately $10.9 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

Dividend program

In February 2026, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $130 million. The dividend was paid on March 25, 2026, to stockholders of record of our common stock as of the close of business on March 4, 2026. In May 2026, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $125 million. The dividend was paid on June 25, 2026, to stockholders of record of our common stock as of the close of business on June 4, 2026. Dividend payments in future quarters will be subject to and contingent upon market conditions and approval by our Board of Directors at its sole discretion.

2Q 2026 FORM 10-Q	59

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

2Q 2026 FORM 10-Q	60

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

As of June 30, 2026 and December 31, 2025, approximately 61% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. In the first quarter of 2026, we refined the methodology of the sensitivity analysis of our cash equivalents and available-for-sale debt securities investment with respect to floating rate securities, particularly the duration estimation methodology. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $8 million and $11 million at June 30, 2026 and December 31, 2025, respectively. Based on the prior methodology, the decrease in the fair value of our cash equivalents and available-for-sale debt securities investment at December 31, 2025 was approximately $171 million. The decline in duration sensitivity due to the methodology change does not reflect a change in portfolio composition. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $12.3 billion and $10.4 billion, respectively, in fixed rate debt with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and decreasing in periods of increasing interest rates. As of both June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $450 million in floating rate debt with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the three and six months ended June 30, 2026.

As of both June 30, 2026 and December 31, 2025, we also had revolving credit facilities of approximately $5.6 billion available to us. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2026 and December 31, 2025, ¥90.0 billion (approximately $556 million) and ¥90.0 billion (approximately $575 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the three and six months ended June 30, 2026. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

2Q 2026 FORM 10-Q	61

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

If the U.S. dollar weakened by a hypothetical 10% at June 30, 2026 and December 31, 2025, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $413 million and $456 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

A hypothetical adverse change of 10% in exchange rates for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $436 million and $547 million at June 30, 2026 and December 31, 2025, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of June 30, 2026 would have positively impacted income before income taxes by approximately $367 million, resulting in a net negative impact of approximately $69 million. Foreign exchange contracts in place as of December 31, 2025 would have positively impacted income before income taxes by approximately $476 million, resulting in a net negative impact of approximately $71 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

2Q 2026 FORM 10-Q	62

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of June 30, 2026 and December 31, 2025, our strategic investments totaled $1.7 billion and $1.9 billion respectively, and represented approximately 11% and 13% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of June 30, 2026, which could be experienced in the near term, would have resulted in a decrease of approximately $174 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of June 30, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2Q 2026 FORM 10-Q	63

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

Techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are continuously evolving. These attempts may not be recognized or detected until after they have been launched against a target. Unauthorized parties continuously attempt to gain access to our systems or facilities through various means, including through hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including customers, employees, and partner and vendor personnel) into disclosing user names, passwords, payment card information, multi-factor authentication application access or other sensitive information used to gain access to such systems or facilities. This information may, in turn, be used to access our customers’ confidential personal or proprietary information and financial instrument data that are stored on or accessible through our information technology (“IT”) systems and those of third parties with whom we partner. This information may also be used to execute fraudulent transactions or other activity. Numerous and evolving cybersecurity and related threats, including advanced and persisting cyberattacks, artificial intelligence (“AI”)-enabled threats, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the destruction of all or portions of our IT and infrastructure and those of third parties with whom we partner or that are part of our IT supply chain, are becoming increasingly sophisticated and complex, may be difficult to detect, and could compromise the confidentiality, availability, and integrity of the data in our systems, as well as the systems themselves, including through vulnerabilities that may be discovered and weaponized by new frontier AI models and autonomous agents.

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

2Q 2026 FORM 10-Q	64

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

2Q 2026 FORM 10-Q	65

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

2Q 2026 FORM 10-Q	66

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

2Q 2026 FORM 10-Q	67

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

Adverse global and regional economic conditions—including political unrest and turmoil, geopolitical tensions, armed conflicts, or military escalation—affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets; extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets); unemployment; consumer debt levels; recessionary or inflationary pressures; supply chain issues; reduced economic activity, consumer confidence, or discretionary spending; government fiscal, monetary, and tax policies; U.S. and international trade relationships, agreements, and treaties; changes in or new tariffs and restrictive actions or threats of such actions (including an escalation of trade tensions between the U.S. and its trading partners); the inability of a government to enact a budget in a fiscal year; government shutdowns or austerity measures; and other events or adverse geopolitical conditions, financial news, or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our platform. In particular, tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength or duration of any economic volatility, slowdown, instability or recovery, whether in the U.S. or globally, or within any particular industry. These conditions could have a material adverse impact on the demand for our products and services which could adversely affect our results of operations. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets, liquidity needs due to unanticipated reductions in customer balances, or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign exchange rates or interest rates that could materially and adversely affect our financial results.

2Q 2026 FORM 10-Q	68

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

The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2026 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of March 31, 2026				$12,354
April 1, 2026 through April 30, 2026	10.7	$48.24	10.7	11,837
May 1, 2026 through May 31, 2026	10.8	$45.47	10.8	11,345
June 1, 2026 through June 30, 2026	11.5	$42.68	11.5	10,853
Balance as of June 30, 2026	33.0		33.0	$10,853
(1) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

2Q 2026 FORM 10-Q	69

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
4.01	Officer’s Certificate, dated as of May 15, 2026, pursuant to the Indenture, dated as of September 26, 2019, by and between PayPal Holdings, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, containing Forms of Note for 4.550% Notes due 2028, 4.950% Notes due 2031 and 5.550% Notes due 2036	8-K	05/15/2026	-
10.01+	PayPal Holdings, Inc. 2026 Equity Incentive Award Plan	S-8	05/19/2026	-
10.02+	Form of Global Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2026 Equity Incentive Award Plan (2026)	-	-	X
10.03+	Form of Global Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the PayPal Holdings, Inc. 2026 Equity Incentive Award Plan (2026)	-	-	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X

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

2Q 2026 FORM 10-Q	70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	July 28, 2026	By:	/s/ Enrique Lores
Enrique Lores
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	July 28, 2026	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial and Operating Officer

Principal Accounting Officer:

Date:	July 28, 2026	By:	/s/ Christopher Natali
Christopher Natali
Senior Vice President, Chief Accounting Officer

2Q 2026 FORM 10-Q	71