Form 10-Q
period 2026-09-30
PayPal Holdings, Inc.
filed 2026-10-27
CIK 1633917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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
Yes ☐ No  ☒
As of October 21, 2026, there were 830,658,298 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PayPal Holdings, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,160	$8,049
Short-term investments	3,120	2,373
Accounts receivable, net	716	840
Loans and interest receivable, held for sale	3,687	1,726
Loans and interest receivable, net of allowances of $491 and $539 as of September 30, 2026 and December 31, 2025, respectively	5,618	6,746
Funds receivable and customer accounts	38,424	38,198
Prepaid expenses and other current assets	1,824	1,827
Total current assets	60,549	59,759
Long-term investments	4,785	4,330
Property and equipment, net	1,705	1,700
Goodwill	10,968	10,864
Intangible assets, net	154	208
Other assets	3,461	3,312
Total assets	$81,622	$80,173
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152	$240
Funds payable and amounts due to customers	40,924	40,198
Short-term debt	2,533	1,596
Accrued expenses and other current liabilities	4,281	4,409
Total current liabilities	47,890	46,443
Other long-term liabilities	3,310	3,487
Long-term debt	10,939	9,987
Total liabilities	62,139	59,917
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value; 4,000 shares authorized; 837 and 920 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 100 shares authorized, unissued	—	—
Treasury stock at cost, 517 and 423 shares as of September 30, 2026 and December 31, 2025, respectively	(37,680)	(33,138)
Additional paid-in-capital	22,265	21,582
Retained earnings	35,384	32,470
Accumulated other comprehensive income (loss)	(486)	(658)
Total equity	19,483	20,256
Total liabilities and equity	$81,622	$80,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

3Q 2026 FORM 10-Q	4

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$8,584	$8,417	$25,619	$24,496
Operating expenses:
Transaction expense	4,248	4,063	12,798	11,735
Transaction and credit losses	386	483	1,161	1,330
Customer support and operations	434	447	1,342	1,258
Sales and marketing	508	521	1,572	1,592
Technology and development	831	801	2,473	2,299
General and administrative	520	513	1,514	1,477
Restructuring and other	255	69	442	251
Total operating expenses	7,182	6,897	21,302	19,942
Operating income	1,402	1,520	4,317	4,554
Other income (expense), net	(28)	13	(240)	111
Income before income taxes	1,374	1,533	4,077	4,665
Income tax expense	301	285	787	869
Net income (loss)	$1,073	$1,248	$3,290	$3,796

Net income (loss) per share:
Basic	$1.26	$1.31	$3.74	$3.92
Diluted	$1.25	$1.30	$3.71	$3.88

Weighted average shares:
Basic	849	950	880	968
Diluted	858	960	887	978
The accompanying notes are an integral part of these condensed consolidated financial statements.

3Q 2026 FORM 10-Q	5

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
	(Unaudited)
Net income (loss)	$1,073	$1,248	$3,290	$3,796
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments (“CTA”), net	40	(49)	13	185
Tax benefit (expense) on foreign CTA, net	—	—	5	(4)
Unrealized gains (losses) on cash flow hedges, net	5	78	216	(346)
Tax benefit (expense) on unrealized gains (losses) on cash flow hedges, net	—	(3)	(32)	17
Unrealized gains (losses) on available-for-sale debt securities, net	(37)	18	(40)	(2)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale debt securities, net	9	(5)	10	—
Other comprehensive income (loss), net of tax	17	39	172	(150)
Comprehensive income (loss)	$1,090	$1,287	$3,462	$3,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

3Q 2026 FORM 10-Q	6

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2025	920	$(33,138)	$21,582	$(658)	$32,470	$20,256
Net income	—	—	—	—	1,113	1,113
Foreign CTA, net	—	—	—	(34)	—	(34)
Tax benefit on foreign CTA, net	—	—	—	4	—	4
Unrealized gains on cash flow hedges, net	—	—	—	192	—	192
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(13)	—	(13)
Unrealized losses on available-for-sale debt securities, net	—	—	—	(5)	—	(5)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	1	—	1
Common stock and stock-based awards issued, net of shares withheld for employee taxes	6	—	(139)	—	—	(139)
Common stock repurchased	(34)	(1,513)	—	—	—	(1,513)
Cash dividends declared ($0.14 per share)	—	—	—	—	(130)	(130)
Stock-based compensation	—	—	292	—	—	292
Balances at March 31, 2026	892	$(34,651)	$21,735	$(513)	$33,453	$20,024
Net income	—	—	—	—	1,104	1,104
Foreign CTA, net	—	—	—	7	—	7
Tax benefit on foreign CTA, net	—	—	—	1	—	1
Unrealized gains on cash flow hedges, net	—	—	—	19	—	19
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(19)	—	(19)
Unrealized gains on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	15	—	—	15
Common stock repurchased	(33)	(1,514)	—	—	—	(1,514)
Cash dividends declared ($0.14 per share)	—	—	—	—	(125)	(125)
Stock-based compensation	—	—	306	—	—	306
Balances at June 30, 2026	862	$(36,165)	$22,056	$(503)	$34,432	$19,820
Net income	—	—	—	—	1,073	1,073
Foreign CTA, net	—	—	—	40	—	40
Unrealized gains on cash flow hedges, net	—	—	—	5	—	5
Unrealized losses on available-for-sale debt securities, net	—	—	—	(37)	—	(37)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	9	—	9
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(54)	—	—	(54)
Common stock repurchased	(27)	(1,515)	—	—	—	(1,515)
Cash dividends declared ($0.14 per share)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	263	—	—	263
Balances at September 30, 2026	837	$(37,680)	$22,265	$(486)	$35,384	$19,483

3Q 2026 FORM 10-Q	7

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(continued)

	Common Stock Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	(In millions)
	(Unaudited)
Balances at December 31, 2024	993	$(27,085)	$20,705	$(550)	$27,347	$20,417
Adoption of crypto asset accounting standard	—	—	—	—	20	20
Net income	—	—	—	—	1,287	1,287
Foreign CTA, net	—	—	—	109	—	109
Tax expense on foreign CTA, net	—	—	—	(7)	—	(7)
Unrealized losses on cash flow hedges, net	—	—	—	(176)	—	(176)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	9	—	9
Unrealized losses on available-for-sale debt securities, net	—	—	—	(9)	—	(9)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	2	—	2
Common stock and stock-based awards issued, net of shares withheld for employee taxes	5	—	(171)	—	—	(171)
Common stock repurchased	(19)	(1,512)	—	—	—	(1,512)
Stock-based compensation	—	—	285	—	—	285
Balances at March 31, 2025	979	$(28,597)	$20,819	$(622)	$28,654	$20,254
Net income	—	—	—	—	1,261	1,261
Foreign CTA, net	—	—	—	125	—	125
Tax benefit on foreign CTA, net	—	—	—	3	—	3
Unrealized losses on cash flow hedges, net	—	—	—	(248)	—	(248)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	11	—	11
Unrealized losses on available-for-sale debt securities, net	—	—	—	(11)	—	(11)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	3	—	3
Common stock and stock-based awards issued, net of shares withheld for employee taxes	3	—	(2)	—	—	(2)
Common stock repurchased	(22)	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	319	—	—	319
Balances at June 30, 2025	960	$(30,111)	$21,136	$(739)	$29,915	$20,201
Net income	—	—	—	—	1,248	1,248
Foreign CTA, net	—	—	—	(49)	—	(49)
Unrealized gains on cash flow hedges, net	—	—	—	78	—	78
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	(3)	—	(3)
Unrealized gains on available-for-sale debt securities, net	—	—	—	18	—	18
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	(5)	—	(5)
Common stock and stock-based awards issued, net of shares withheld for employee taxes	2	—	(66)	—	—	(66)
Common stock repurchased	(21)	(1,513)	—	—	—	(1,513)
Stock-based compensation	—	—	289	—	—	289
Balances at September 30, 2025	941	$(31,624)	$21,359	$(700)	$31,163	$20,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

3Q 2026 FORM 10-Q	8

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,290	$3,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Transaction and credit losses	1,161	1,330
Depreciation and amortization	735	729
Stock-based compensation	767	792
Deferred income taxes	(90)	93
Net (gains) losses on strategic investments	181	(69)
Accretion of discounts on investments, net of amortization of premiums	(21)	(77)
Adjustments to loans and interest receivable, held for sale	206	122
Other	116	(245)
Originations of loans receivable, held for sale	(36,426)	(24,040)
Proceeds from repayments and sales of loans receivable, originally classified as held for sale	35,558	23,160
Changes in assets and liabilities:
Accounts receivable	124	11
Transaction loss allowance for cash losses, net	(980)	(1,074)
Other current assets and non-current assets	178	(371)
Accounts payable	(53)	(6)
Other current liabilities and non-current liabilities	(37)	(119)
Net cash provided by operating activities	4,709	4,032
Cash flows from investing activities:
Purchases of reverse repurchase agreements	(10)	(201)
Maturities of reverse repurchase agreements	10	288
Purchases of property and equipment	(600)	(658)
Proceeds from sales of property and equipment	21	3
Purchases and originations of loans receivable	(12,322)	(15,904)
Proceeds from repayments and sales of loans receivable, originally classified as held for investment	11,662	15,945
Purchases of investments	(18,555)	(15,951)
Maturities and sales of investments	14,218	19,027
Acquisitions, net of cash acquired	(122)	—
Funds receivable	(416)	(1,232)
Collateral posted related to derivative instruments, net	134	(207)
Other	—	(15)
Net cash provided by (used in) investing activities	(5,980)	1,095
Cash flows from financing activities:
Borrowings from repurchase agreements	27	2,949
Repayments of repurchase agreements	(27)	(2,949)
Proceeds from issuance of common stock	60	74
Purchases of treasury stock	(4,553)	(4,551)
Tax withholdings related to net share settlements of equity awards	(238)	(317)
Borrowings under financing arrangements	3,924	2,237
Repayments under financing arrangements	(2,100)	(1,954)
Funds payable and amounts due to customers	508	663
Collateral received related to derivative instruments and reverse repurchase agreements, net	129	(155)
Payments of dividends to stockholders	(370)	—
Other	(6)	(6)
Net cash used in financing activities	(2,646)	(4,009)

3Q 2026 FORM 10-Q	9

PayPal Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
	(Unaudited)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12)	245
Net change in cash, cash equivalents, and restricted cash	(3,929)	1,363
Cash, cash equivalents, and restricted cash at beginning of period	24,018	22,490
Cash, cash equivalents, and restricted cash at end of period	$20,089	$23,853

Supplemental cash flow disclosures:
Cash paid for interest	$230	$210
Cash paid for income taxes, net	$420	$1,033

The table below reconciles cash, cash equivalents, and restricted cash as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$7,160	$8,995
Funds receivable and customer accounts	12,929	14,858
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$20,089	$23,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

3Q 2026 FORM 10-Q	10

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

We determine at the inception of each investment, and re-evaluate if certain events occur, whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine an investment is in a VIE, we then assess if we are the primary beneficiary, which would require consolidation. As of September 30, 2026 and December 31, 2025, no VIEs qualified for consolidation as the structures of these entities do not provide us with both the ability to direct activities that would significantly impact their economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As of September 30, 2026 and December 31, 2025, the carrying value of our investments in nonconsolidated VIEs that are primarily investments in funds that are limited partnerships or similar structures was $187 million and $202 million, respectively, and is included as non-marketable equity securities applying the equity method of accounting in long-term investments on our condensed consolidated balance sheets. Our maximum exposure to loss related to these nonconsolidated VIEs, which represents funded commitments and any future funding commitments, was $246 million as of both September 30, 2026 and December 31, 2025.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the United States (“U.S.”) Securities and Exchange Commission on February 3, 2026.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for all interim periods presented. Certain amounts for prior periods have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2026.

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

3Q 2026 FORM 10-Q	11

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

We record a contract asset when we have a conditional right to consideration for services we have already transferred to our customer. These contract assets are included in other assets in our condensed consolidated balance sheets and were $287 million and $238 million as of September 30, 2026 and December 31, 2025, respectively.

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

3Q 2026 FORM 10-Q	12

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents our revenue disaggregated by primary geographical market and category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Primary geographical markets
U.S.	$5,002	$4,753	$14,932	$13,925
Other countries(1)	3,582	3,664	10,687	10,571
Total net revenues(2)	$8,584	$8,417	$25,619	$24,496

Revenue category
Transaction revenues	$7,711	$7,522	$23,044	$21,979
Revenues from other value added services	873	895	2,575	2,517
Total net revenues(2)	$8,584	$8,417	$25,619	$24,496
(1) No single country included in the other countries category generated more than 10% of total net revenues.
(2) Total net revenues include $613 million and $542 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 billion and $1.6 billion for the nine months ended September 30, 2026 and 2025, respectively, which do not represent revenues recognized in the scope of Accounting Standards Codification Topic 606, Revenue from contracts with customers. Such revenues relate to interest and fees earned on loans and interest receivable, including loans and interest receivable held for sale, hedging gains or losses, and interest earned and gains or losses on certain assets underlying customer balances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,073	$1,248	$3,290	$3,796
Denominator:
Weighted average shares of common stock - basic	849	950	880	968
Dilutive effect of equity incentive awards	9	10	7	10
Weighted average shares of common stock - diluted	858	960	887	978
Net income (loss) per share:
Basic	$1.26	$1.31	$3.74	$3.92
Diluted	$1.25	$1.30	$3.71	$3.88
Common stock equivalents excluded from net income (loss) per diluted share because their effect would have been anti-dilutive or potentially dilutive	14	12	22	9

3Q 2026 FORM 10-Q	13

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2026:

	December 31, 2025	Goodwill Acquired	Foreign CTA	September 30, 2026
	(In millions)
Total goodwill	$10,864	$104	$—	$10,968

The goodwill acquired during the nine months ended September 30, 2026 was associated with one acquisition as described in “Note 4—Business Combinations.”

INTANGIBLE ASSETS

The components of identifiable intangible assets were as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets(1):
Customer lists and user base	$382	$(263)	$119	$372	$(224)	$148
Marketing related	60	(59)	1	60	(50)	10
Developed technology	23	(7)	16	9	(2)	7
All other	217	(199)	18	208	(165)	43
Intangible assets, net	$682	$(528)	$154	$649	$(441)	$208
(1) Excludes intangible assets which have been fully amortized, but are still in use.

Amortization expense for intangible assets was $33 million and $47 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $98 million and $142 million for the nine months ended September 30, 2026 and 2025, respectively.

Expected future intangible asset amortization as of September 30, 2026 was as follows:

Fiscal years:	(In millions)
Remaining 2026	$24
2027	68
2028	54
2029	2
2030	2
Thereafter	4
Total	$154

3Q 2026 FORM 10-Q	14

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

The short-term lease exemption has been adopted for all leases with a duration of less than 12 months.

PayPal’s lease portfolio includes subleases when currently leased real estate space is available and is surplus to operational requirements.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Operating lease expense	$44	$41	$129	$122
Finance lease expense - amortization of right-of-use (“ROU”) lease assets	4	4	12	12
Sublease income	(2)	(2)	(6)	(6)
Total lease expense, net	$46	$43	$135	$128

Supplemental cash flow information related to leases during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$47	$137	$135
Financing cash flows from finance leases	$—	$—	$6	$6
ROU lease assets obtained in exchange for new operating lease liabilities	$1	$52	$150	$57

Supplemental balance sheet information related to leases was as follows:

	September 30, 2026		December 31, 2025
	Operating leases	Finance leases	Operating leases	Finance leases
	(In millions, except weighted-average figures)
ROU lease assets	$579	$43	$539	$56
Current lease liabilities	140	5	148	7
Long-term lease liabilities	628	6	548	10
Total lease liabilities	$768	$11	$696	$17
Weighted-average remaining lease term	6.6 years	2.6 years	5.4 years	3.4 years
Weighted-average discount rate	5%	5%	4%	5%

3Q 2026 FORM 10-Q	15

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Future minimum lease payments for our leases as of September 30, 2026 were as follows:

	Operating leases	Finance leases
Fiscal years:	(In millions)
Remaining 2026	$47	$2
2027	167	6
2028	140	4
2029	124	—
2030	109	—
Thereafter	347	—
Total	$934	$12
Less: present value discount	(166)	(1)
Lease liability	$768	$11

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

NOTE 7—OTHER FINANCIAL STATEMENT DETAILS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2026:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$101	$10	$(859)	$313	$(68)	$(503)
Other comprehensive income (loss) before reclassifications	25	(37)	40	—	9	37
Less: Amount of net gains (losses) reclassified from accumulated other comprehensive income (loss) (“AOCI”)	20	—	—	—	—	20
Net current period other comprehensive income (loss)	5	(37)	40	—	9	17
Ending balance	$106	$(27)	$(819)	$313	$(59)	$(486)

3Q 2026 FORM 10-Q	16

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(277)	$(6)	$(715)	$313	$(54)	$(739)
Other comprehensive income (loss) before reclassifications	27	17	(49)	—	(8)	(13)
Less: Amount of net gains (losses) reclassified from AOCI	(51)	(1)	—	—	—	(52)
Net current period other comprehensive income (loss)	78	18	(49)	—	(8)	39
Ending balance	$(199)	$12	$(764)	$313	$(62)	$(700)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2026:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$(110)	$13	$(832)	$313	$(42)	$(658)
Other comprehensive income (loss) before reclassifications	149	(40)	13	—	(17)	105
Less: Amount of net gains (losses) reclassified from AOCI	(67)	—	—	—	—	(67)
Net current period other comprehensive income (loss)	216	(40)	13	—	(17)	172
Ending balance	$106	$(27)	$(819)	$313	$(59)	$(486)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2025:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-sale Debt Securities	Foreign CTA	Net Investment Hedges CTA Gains (Losses)	Estimated Tax (Expense) Benefit	Total
	(In millions)
Beginning balance	$147	$14	$(949)	$313	$(75)	$(550)
Other comprehensive income (loss) before reclassifications	(434)	(1)	185	—	13	(237)
Less: Amount of net gains (losses) reclassified from AOCI	(88)	1	—	—	—	(87)
Net current period other comprehensive income (loss)	(346)	(2)	185	—	13	(150)
Ending balance	$(199)	$12	$(764)	$313	$(62)	$(700)

3Q 2026 FORM 10-Q	17

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides details about reclassifications from AOCI for the periods presented below:

Details about AOCI Components	Amount of Gains (Losses) Reclassified from AOCI				Affected Line Item in the Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net gains (losses) on cash flow hedges—foreign exchange contracts	$23	$(49)	$(57)	$(84)	Net revenues
Net gains (losses) on cash flow hedges—foreign exchange contracts	—	(1)	(3)	(2)	Customer support and operations
Net gains (losses) on cash flow hedges—foreign exchange contracts	(2)	(1)	(5)	(2)	Technology and development
Net gains (losses) on cash flow hedges—foreign exchange contracts	(1)	—	(2)	—	General and administrative
Net gains (losses) on investments	—	(1)	—	—	Net revenues
Net gains (losses) on investments	—	—	—	1	Other income (expense), net
	20	(52)	(67)	(87)	Income before income taxes
	—	—	—	—	Income tax expense
Total reclassifications for the period	$20	$(52)	$(67)	$(87)	Net income (loss)

OTHER INCOME (EXPENSE), NET

The following table reconciles the components of other income (expense), net for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Interest income	$125	$119	$336	$399
Interest expense	(138)	(113)	(375)	(330)
Net gains (losses) on strategic investments	(6)	10	(181)	69
Other	(9)	(3)	(20)	(27)
Other income (expense), net	$(28)	$13	$(240)	$111

3Q 2026 FORM 10-Q	18

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8—CASH AND CASH EQUIVALENTS, FUNDS RECEIVABLE AND CUSTOMER ACCOUNTS, AND INVESTMENTS

The following table summarizes the assets underlying our cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$7,160	$8,049
Funds receivable and customer accounts:
Cash and cash equivalents(1)	$12,929	$15,969
Time deposits	137	94
Available-for-sale debt securities	17,158	14,457
Funds receivable	8,200	7,678
Total funds receivable and customer accounts	$38,424	$38,198
Short-term investments:
Time deposits	$62	$88
Available-for-sale debt securities	3,058	2,285
Total short-term investments	$3,120	$2,373
Long-term investments:
Time deposits	$5	$5
Available-for-sale debt securities	3,052	2,421
Strategic investments	1,728	1,904
Total long-term investments	$4,785	$4,330
(1) Includes $12 million and $374 million of available-for-sale debt securities with original maturities of three months or less as of September 30, 2026 and December 31, 2025, respectively.

3Q 2026 FORM 10-Q	19

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2026 and December 31, 2025, the estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments was as follows:

	September 30, 2026(1)
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$4,204	$2	$—	$4,206
Foreign government and agency securities	188	—	—	188
Corporate debt securities	2,621	4	(2)	2,623
Mortgage-backed and asset-backed securities	4,517	—	(27)	4,490
Commercial paper	4,901	1	—	4,902
Short-term investments:
U.S. government and agency securities	393	—	—	393
Foreign government and agency securities	90	—	—	90
Corporate debt securities	770	1	—	771
Mortgage-backed and asset-backed securities	224	—	—	224
Commercial paper	1,580	—	—	1,580
Long-term investments:
U.S. government and agency securities	780	—	—	780
Corporate debt securities	796	1	(1)	796
Mortgage-backed and asset-backed securities	1,482	—	(6)	1,476
Total available-for-sale debt securities(2)	$22,546	$9	$(36)	$22,519
(1) “—” Denotes gross unrealized gain or unrealized loss of less than $1 million in a given position.
(2) Excludes foreign currency denominated available-for-sale debt securities accounted for under the fair value option. Refer to “Note 9—Fair Value Measurement of Assets and Liabilities.”

3Q 2026 FORM 10-Q	20

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

Gross amortized cost and estimated fair value balances exclude accrued interest receivable on available-for-sale debt securities, which totaled $119 million and $101 million at September 30, 2026 and December 31, 2025, respectively, and were included in other current assets on our condensed consolidated balance sheets.

3Q 2026 FORM 10-Q	21

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2026 and December 31, 2025, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	September 30, 2026(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,451	$—	$—	$—	$1,451	$—
Foreign government and agency securities	13	—	—	—	13	—
Corporate debt securities	401	(2)	74	—	475	(2)
Mortgage-backed and asset-backed securities	3,884	(27)	136	—	4,020	(27)
Commercial paper	801	—	—	—	801	—
Short-term investments:
U.S. government and agency securities	109	—	—	—	109	—
Foreign government and agency securities	50	—	—	—	50	—
Corporate debt securities	15	—	50	—	65	—
Mortgage-backed and asset-backed securities	136	—	19	—	155	—
Commercial paper	196	—	—	—	196	—
Long-term investments:
U.S. government and agency securities	226	—	—	—	226	—
Corporate debt securities	202	(1)	—	—	202	(1)
Mortgage-backed and asset-backed securities	1,272	(6)	—	—	1,272	(6)
Total available-for-sale debt securities	$8,756	$(36)	$279	$—	$9,035	$(36)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

	December 31, 2025(1)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Funds receivable and customer accounts:
U.S. government and agency securities	$1,261	$—	$50	$—	$1,311	$—
Foreign government and agency securities	56	—	—	—	56	—
Corporate debt securities	309	(1)	—	—	309	(1)
Mortgage-backed and asset-backed securities	1,000	(1)	206	—	1,206	(1)
Commercial paper	1,375	—	—	—	1,375	—
Short-term investments:
U.S. government and agency securities	443	—	—	—	443	—
Foreign government and agency securities	—	—	20	—	20	—
Corporate debt securities	94	(1)	109	(1)	203	(2)
Mortgage-backed and asset-backed securities	354	—	6	—	360	—
Commercial paper	200	—	—	—	200	—
Long-term investments:
Foreign government and agency securities	25	—	—	—	25	—
Corporate debt securities	20	—	—	—	20	—
Mortgage-backed and asset-backed securities	368	(1)	35	—	403	(1)
Total available-for-sale debt securities	$5,505	$(4)	$426	$(1)	$5,931	$(5)
(1) “—” Denotes gross unrealized loss or fair value of less than $1 million in a given position.

3Q 2026 FORM 10-Q	22

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

The table below presents cash inflows related to available-for-sale debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Proceeds from sales and maturities of available-for-sale debt securities	$4,233	$7,380	$14,970	$19,921

During the three and nine months ended September 30, 2026 and 2025, we incurred gross realized gains and losses which were de minimis. Gross realized gains and losses were determined using the specific identification method.

Our available-for-sale debt securities included within cash and cash equivalents, funds receivable and customer accounts, short-term investments, and long-term investments classified by date of contractual maturity were as follows:

	September 30, 2026
	Amortized Cost	Fair Value
	(In millions)
One year or less	$10,436	$10,438
After one year through five years	6,070	6,073
After five years through ten years	2,770	2,768
After ten years	3,270	3,240
Total	$22,546	$22,519

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

The following table summarizes our strategic investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In millions)
Marketable equity securities	$126	$180
Non-marketable equity securities:
Equity Method	199	215
Measurement Alternative	1,403	1,509
Total non-marketable equity securities	1,602	1,724
Total strategic investments	$1,728	$1,904

3Q 2026 FORM 10-Q	23

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Measurement Alternative adjustments

The adjustments to the carrying value of our non-marketable equity securities accounted for under the Measurement Alternative in the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Carrying amount, beginning of period	$1,424	$1,359	$1,509	$1,336
Adjustments related to non-marketable equity securities:
Net additions (reductions)(1)	(21)	6	(20)	(48)
Gross unrealized gains	57	15	102	98
Gross unrealized losses and impairments	(57)	(11)	(188)	(17)
Carrying amount, end of period	$1,403	$1,369	$1,403	$1,369
(1) Net additions (reductions) include purchases, reductions due to sales of securities, and reclassifications when the Measurement Alternative is subsequently elected or no longer applies.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses and impairment related to non-marketable equity securities accounted for under the Measurement Alternative held at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
	(In millions)
Cumulative gross unrealized gains	$966	$872
Cumulative gross unrealized losses and impairments	$(535)	$(353)

Unrealized gains (losses) on strategic investments, excluding those accounted for using the equity method

The following table summarizes the net unrealized gains (losses) on marketable and non-marketable equity securities, excluding those accounted for using the equity method, held at September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net unrealized gains (losses)	$—	$4	$(160)	$72

Supplemental cash flow information related to investments

Non-cash investing transactions that were not reflected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2026 and 2025 include the purchase of investments of $15 million and $127 million, respectively, that have not yet settled.

3Q 2026 FORM 10-Q	24

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9—FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
FINANCIAL ASSETS AND LIABILITIES MEASURED AND RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$49	$49	$—
Short-term investments(2):
U.S. government and agency securities	393	—	393
Foreign government and agency securities	90	—	90
Corporate debt securities	771	—	771
Mortgage-backed and asset-backed securities	224	—	224
Commercial paper	1,580	—	1,580
Total short-term investments	3,058	—	3,058
Funds receivable and customer accounts(3):
U.S. government and agency securities	4,206	—	4,206
Foreign government and agency securities	479	—	479
Corporate debt securities	3,093	—	3,093
Mortgage-backed and asset-backed securities	4,490	—	4,490
Commercial paper	4,902	—	4,902
Total funds receivable and customer accounts	17,170	—	17,170
Derivatives(4)	187	—	187
Long-term investments(2),(5):
U.S. government and agency securities	780	—	780
Corporate debt securities	796	—	796
Mortgage-backed and asset-backed securities	1,476	—	1,476
Marketable equity securities	126	126	—
Total long-term investments	3,178	126	3,052
Total financial assets	$23,642	$175	$23,467
Liabilities:
Derivatives(4)	$49	$—	$49
(1) Excludes cash and cash equivalents of $7.1 billion not measured and recorded at fair value.
(2) Excludes time deposits of $67 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $21.3 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within prepaid expenses and other current assets and other assets and accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.
(5) Excludes non-marketable equity securities of $1.6 billion measured using the Measurement Alternative or equity method accounting.

3Q 2026 FORM 10-Q	25

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents(1)
Money market fund	$4	$4	$—
Short-term investments(2):
U.S. government and agency securities	443	—	443
Foreign government and agency securities	60	—	60
Corporate debt securities	984	—	984
Mortgage-backed and asset-backed securities	448	—	448
Commercial paper	350	—	350
Total short-term investments	2,285	—	2,285
Funds receivable and customer accounts(3):
U.S. government and agency securities	3,530	—	3,530
Foreign government and agency securities	371	—	371
Corporate debt securities	2,736	—	2,736
Mortgage-backed and asset-backed securities	3,831	—	3,831
Municipal securities	98	—	98
Commercial paper	4,265	—	4,265
Total funds receivable and customer accounts	14,831	—	14,831
Derivatives(4)	20	—	20
Long-term investments(2), (5):
U.S. government and agency securities	400	—	400
Foreign government and agency securities	50	—	50
Corporate debt securities	650	—	650
Mortgage-backed and asset-backed securities	1,321	—	1,321
Marketable equity securities	180	180	—
Total long-term investments	2,601	180	2,421
Total financial assets	$19,741	$184	$19,557
Liabilities:
Derivatives(4)	$158	$—	$158
(1) Excludes cash and cash equivalents of $8.0 billion not measured and recorded at fair value.
(2) Excludes time deposits of $93 million not measured and recorded at fair value.
(3) Excludes cash, time deposits, and funds receivable of $23.4 billion underlying funds receivable and customer accounts not measured and recorded at fair value.
(4) Derivative assets and liabilities are included within prepaid expenses and other current assets and other assets and accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.
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

3Q 2026 FORM 10-Q	26

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of September 30, 2026 and December 31, 2025, we did not have any assets or liabilities requiring measurement at fair value on a recurring basis with significant unobservable inputs that would require a high level of judgment to determine fair value (Level 3).

We elect to account for available-for-sale debt securities denominated in currencies other than the functional currency of our subsidiaries under the fair value option. Election of the fair value option allows us to recognize any gains and losses from fair value changes on such investments in other income (expense), net on the condensed consolidated statements of income (loss) to significantly reduce the accounting asymmetry that would otherwise arise when recognizing the corresponding foreign exchange gains and losses relating to customer liabilities. The following table summarizes the estimated fair value and amortized cost of our available-for-sale debt securities under the fair value option as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Funds receivable and customer accounts	$762	$761	$621	$620

The following table summarizes the gains (losses) from fair value changes recognized in other income (expense), net related to the available-for-sale debt securities under the fair value option for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Funds receivable and customer accounts	$(6)	$(7)	$(26)	$85

ASSETS MEASURED AND RECORDED AT FAIR VALUE ON A NON-RECURRING BASIS

The following tables summarize our assets held as of September 30, 2026 and December 31, 2025 for which a non-recurring fair value measurement was recorded during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively:

	September 30, 2026	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In millions)
Loans and interest receivable, held for sale	$2,568	$1,784	$784
Non-marketable equity securities measured using the Measurement Alternative(1)	396	232	164
Total	$2,964	$2,016	$948
(1) Excludes non-marketable equity securities of $1.0 billion accounted for under the Measurement Alternative for which no observable price changes occurred during the nine months ended September 30, 2026.

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

3Q 2026 FORM 10-Q	27

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

The fair value of certain loans and interest receivables held for sale is classified within Level 3 when we estimate fair value using significant unobservable inputs. The significant unobservable input is the price at which the Company expects to sell the loans and is determined based upon certain loan and risk classifications of the portfolio. The following table presents the valuation techniques covering the majority of Level 3 non-recurring fair value measurements and the most significant unobservable inputs used in those measurements as of September 30, 2026:

	Fair Value (In millions)	Methodology	Input	Low(1)	High(1)	Weighted Average(1),(2)
Loans and interest receivable, held for sale	$784	Price-based	Price	$0.01	$1.00	$0.94
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

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AND RECORDED AT FAIR VALUE

Our financial instruments, including cash, PayPal USD stablecoin (“PYUSD”), time deposits, certain loans and interest receivable, held for sale, loans and interest receivable, net, notes receivable, commercial paper, and debt related to borrowings on our credit facilities are carried at amortized cost, which approximates their fair value. Our notes (including current portion) had a carrying value of approximately $12.7 billion and fair value of approximately $11.7 billion as of September 30, 2026. Our notes (including current portion) had a carrying value of approximately $10.8 billion and fair value of approximately $10.3 billion as of December 31, 2025. If these financial instruments were measured at fair value in the financial statements, cash and PYUSD would be classified as Level 1; time deposits, commercial paper, and notes (including current portion) would be classified as Level 2; and the remaining financial instruments would be classified as Level 3 in the fair value hierarchy.

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

3Q 2026 FORM 10-Q	28

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

As of September 30, 2026, we estimated that $106 million of net derivative gains related to our cash flow hedges included in AOCI are expected to be reclassified into earnings within the next 12 months. During the three and nine months ended September 30, 2026 and 2025, we did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction. If we elect to discontinue our cash flow hedges and it is probable that the original forecasted transaction will occur, we will continue to report the derivative’s gain or loss in AOCI until the forecasted transaction affects earnings, at which point we will also reclassify it into earnings. Gains and losses on derivatives held after we discontinue our cash flow hedges and on derivative instruments that are not designated as cash flow hedges are recorded in the same financial statement line to which the derivative relates.

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

3Q 2026 FORM 10-Q	29

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FAIR VALUE OF DERIVATIVE CONTRACTS

The fair value of our outstanding derivative instruments as of September 30, 2026 and December 31, 2025 was as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as hedging instruments	Prepaid expenses and other current assets	$117	$7
Foreign exchange contracts not designated as hedging instruments	Prepaid expenses and other current assets	70	13
Total derivative assets		$187	$20

Derivative Liabilities:
Foreign exchange contracts designated as hedging instruments	Accrued expenses and other current liabilities	$11	$118
Foreign exchange contracts not designated as hedging instruments	Accrued expenses and other current liabilities	38	40
Total derivative liabilities		$49	$158

EFFECT OF DERIVATIVE CONTRACTS ON CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026
	(In millions)
	Net revenues	Technology and development	General and administrative	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$8,584	$831	$520	$(28)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	23	(2)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	(20)
Total net gains (losses)	$23	$(2)	$(1)	$(20)

3Q 2026 FORM 10-Q	30

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30,
	2025
	(In millions)
	Net revenues	Customer support and operations	Technology and development	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$8,417	$447	$801	$13

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(49)	(1)	(1)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	62
Total net gains (losses)	$(49)	$(1)	$(1)	$62

The following tables provide the location in the condensed consolidated statements of income (loss) and amount of recognized gains or losses related to our derivative instruments for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026
	(In millions)
	Net revenues	Customer support and operations	Technology and development	General and administrative	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$25,619	$1,342	$2,473	$1,514	$(240)

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(57)	(3)	(5)	(2)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	—	(9)
Total net gains (losses)	$(57)	$(3)	$(5)	$(2)	$(9)

3Q 2026 FORM 10-Q	31

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30,
	2025
	(In millions)
	Net revenues	Customer support and operations	Technology and development	Other income (expense), net
Total amounts presented in the condensed consolidated statements of income (loss) in which the gains (losses) on derivatives are recorded	$24,496	$1,258	$2,299	$111

Gains (losses) on derivatives in cash flow hedging relationship:
Amount of net gains (losses) on foreign exchange contracts reclassified from AOCI	(84)	(2)	(2)	—
Gains (losses) on derivatives not designated as hedging instruments:
Amount of net gains (losses) on foreign exchange contracts	—	—	—	(173)
Total net gains (losses)	$(84)	$(2)	$(2)	$(173)

The following table provides the amount of pre-tax unrealized gains or losses included in the assessment of hedge effectiveness related to our derivative instruments designated as hedging instruments that are recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Unrealized net gains (losses) on foreign exchange contracts designated as cash flow hedges	$25	$27	$149	$(434)
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

	September 30, 2026	December 31, 2025
	(In millions)
Foreign exchange contracts designated as hedging instruments	$6,521	$5,878
Foreign exchange contracts not designated as hedging instruments	7,862	11,932
Total	$14,383	$17,810

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

We have entered into collateral security arrangements with certain counterparties that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. Receivables related to cash collateral posted and payables related to cash collateral received are recognized in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on our condensed consolidated balance sheets.

3Q 2026 FORM 10-Q	32

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

		Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Amounts Presented on the Condensed Consolidated Balance Sheets	Financial Instruments(1)	Collateral Received(2)	Net Amounts
	(In millions)
As of September 30, 2026
Derivative assets(3)	$187	$14	$123	$50
As of December 31, 2025
Derivative assets(3)	$20	$13	$2	$5

		Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Amounts Presented on the Condensed Consolidated Balance Sheets	Financial Instruments(1)	Collateral Pledged(2)	Net Amounts
	(In millions)
As of September 30, 2026
Derivative liabilities(3)	$49	$14	$22	$13
As of December 31, 2025
Derivative liabilities(3)	$158	$13	$122	$23
(1) For derivative positions, this includes any derivative fair value that could be offset in the event of counterparty default.
(2) Includes cash and the fair value of securities exchanged with the counterparty.
(3)We received cash collateral from derivative counterparties totaling $131 million and $2 million as of September 30, 2026 and December 31, 2025, respectively, and securities from derivative counterparties with a fair value of $68 million and $90 million as of September 30, 2026 and December 31, 2025, respectively. We posted $22 million and $156 million of cash collateral as of September 30, 2026 and December 31, 2025, respectively, and securities to derivative counterparties with a fair value of $62 million and $91 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 11—LOANS AND INTEREST RECEIVABLE

LOANS AND INTEREST RECEIVABLE, HELD FOR SALE

As of September 30, 2026 and December 31, 2025, loans and interest receivable, held for sale was $3.7 billion and $1.7 billion, respectively. During the nine months ended September 30, 2026 and 2025, we reclassified approximately $1.5 billion and $574 million, respectively, of loans and interest receivable, net to loans and interest receivable, held for sale. During the nine months ended September 30, 2026, we derecognized loans with an unpaid balance of $24.0 billion and had net proceeds of $23.8 billion from loans and interest receivable sold. During the nine months ended September 30, 2025, we derecognized loans with an unpaid balance of $18.3 billion and had net proceeds of $18.2 billion from loans and interest receivable sold.

LOANS AND INTEREST RECEIVABLE, NET

Consumer receivables

We offer revolving and installment credit products as a funding option for consumers in certain checkout transactions on our payments platform. Our revolving credit product consists of PayPal Credit in the United Kingdom (“U.K.”), which is made available to consumers as a funding source in their PayPal wallet once they are approved for credit. Additionally, we offer installment credit products at the time of checkout in various markets, including the U.S., several markets across Europe, Australia, and Japan. We offer non interest-bearing installment credit products in these markets as well as interest-bearing installment credit products in the U.S. and Germany, among other markets. We purchase receivables related to interest-bearing installment loans extended to U.S. consumers by an independent chartered financial institution (“partner institution”) and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2026 and 2025, we purchased approximately $1.2 billion and $934 million in consumer receivables, respectively. As of September 30, 2026 and December 31, 2025, the outstanding balance of consumer receivables, which consisted of revolving and installment loans and interest receivable, was $4.2 billion and $5.5 billion, respectively, net of the participation interest sold to the partner institution of $37 million and $33 million as of September 30, 2026 and December 31, 2025, respectively.

3Q 2026 FORM 10-Q	33

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

September 30, 2026
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2026	2025	2024	2023	2022	Total	Percent
Consumer loans and interest receivable:
Current	$2,872	$1,070	$115	$7	$1	$—	$4,065	96.5%
30 - 59 Days	28	20	2	—	—	—	50	1.2%
60 - 89 Days	20	13	2	—	—	—	35	0.8%
90 - 179 Days	41	20	2	—	—	—	63	1.5%
Total	$2,961	$1,123	$121	$7	$1	$—	$4,213	100%
Gross charge-offs for the nine months ended September 30, 2026	$117	$17	$96	$9	$1	$—	$240

December 31, 2025
(In millions, except percentages)

	Revolving Loans Amortized Cost Basis	Installment Loans Amortized Cost Basis
		2025	2024	2023	2022	2021	Total	Percent
Consumer loans and interest receivable:
Current	$2,767	$2,043	$360	$114	$—	$—	$5,284	96.4%
30 - 59 Days	29	34	5	2	—	—	70	1.3%
60 - 89 Days	19	22	4	2	—	—	47	0.9%
90 - 179 Days	39	31	6	2	—	—	78	1.4%
Total	$2,854	$2,130	$375	$120	$—	$—	$5,479	100%
Gross charge-offs for the year ended December 31, 2025	$136	$36	$107	$20	$1	$—	$300

3Q 2026 FORM 10-Q	34

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the activity in the allowance for consumer loans and interest receivable for the nine months ended September 30, 2026 and 2025:

	September 30, 2026			September 30, 2025
	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)	Consumer Loans Receivable	Interest Receivable	Total Allowance(1)
	(In millions)
Beginning balance	$366	$3	$369	$341	$7	$348
Changes in allowance due to reclassification of loans and interest receivable to or from held for sale	(62)	—	(62)	(23)	—	(23)
Provisions	168	12	180	181	10	191
Charge-offs	(228)	(12)	(240)	(215)	(13)	(228)
Recoveries	57	—	57	46	—	46
Other(2)	(5)	—	(5)	18	—	18
Ending balance	$296	$3	$299	$348	$4	$352
(1) Beginning balances, provisions and charge-offs include amounts related to loans and interest receivable prior to their reclassification to loan and interest receivable, held for sale during the period.
(2) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at September 30, 2026 for our consumer receivable portfolio was $299 million, a decrease from $369 million at December 31, 2025. The decrease in allowance for credit losses was related to the release of reserves as a result of the reclassification of certain installment loans in Japan to held for sale. In the first quarter of 2026, we updated our expected credit loss model for interest bearing installment loans in the U.S. to reflect current risk characteristics. This change did not have a material impact on our allowance for credit losses in the period.

Merchant receivables

We offer access to merchant finance products for certain small and medium-sized businesses through our PayPal Working Capital (“PPWC”) product in the U.S., Germany, and U.K., among other markets, and our PayPal Business Loan (“PPBL”) product in the U.S., which we collectively refer to as our merchant finance offerings. We purchase receivables related to credit extended to U.S. merchants by a partner institution and are responsible for the servicing functions related to that portfolio. During the nine months ended September 30, 2026 and 2025, we purchased approximately $1.7 billion and $1.6 billion in merchant receivables, respectively. As of September 30, 2026 and December 31, 2025, the total outstanding balance in our pool of merchant loans, advances, and fees receivable was $1.9 billion and $1.8 billion, respectively, net of the participation interest sold to the partner institution of $66 million and $65 million, respectively.

3Q 2026 FORM 10-Q	35

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

September 30, 2026
(In millions, except percentages)
	2026	2025	2024	2023	2022	Total	Percent
Merchant loans, advances, and fees receivable:
Current	$1,543	$136	$10	$2	$1	$1,692	89.2%
30 - 59 Days	50	29	5	1	—	85	4.5%
60 - 89 Days	23	17	3	—	—	43	2.3%
90 - 179 Days	25	34	6	—	—	65	3.4%
180+ Days	1	7	3	—	—	11	0.6%
Total	$1,642	$223	$27	$3	$1	$1,896	100%
Gross charge-offs for the nine months ended September 30, 2026	$7	$96	$26	$3	$—	$132

December 31, 2025
(In millions, except percentages)
	2025	2024	2023	2022	2021	Prior	Total	Percent
Merchant loans, advances, and fees receivable:
Current	$1,558	$53	$5	$3	$—	$2	$1,621	89.8%
30 - 59 Days	63	17	1	1	—	—	82	4.5%
60 - 89 Days	27	10	1	1	—	—	39	2.2%
90 - 179 Days	34	18	2	1	—	—	55	3.0%
180+ Days	2	5	2	—	—	—	9	0.5%
Total	$1,684	$103	$11	$6	$—	$2	$1,806	100%
Gross charge-offs for the year ended December 31, 2025	$25	$87	$19	$4	$—	$2	$137

The following table summarizes the activity in the allowance for merchant loans, advances, and fees receivable for the nine months ended September 30, 2026 and 2025:

	September 30, 2026			September 30, 2025
	Merchant Loans and Advances	Fees Receivable	Total Allowance	Merchant Loans and Advances	Fees Receivable	Total Allowance
	(In millions)
Beginning balance	$156	$14	$170	$107	$6	$113
Provisions	128	15	143	114	13	127
Charge-offs	(120)	(12)	(132)	(90)	(7)	(97)
Recoveries	13	—	13	17	—	17
Other(1)	(2)	—	(2)	3	—	3
Ending balance	$175	$17	$192	$151	$12	$163
(1) Includes amounts related to foreign currency remeasurement.

The allowance for credit losses at September 30, 2026 for our merchant receivable portfolio remained relatively consistent with the allowance for credit losses at December 31, 2025.

3Q 2026 FORM 10-Q	36

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 12—DEBT

The following table summarizes total long-term debt:

	Maturities	Effective Interest Rate(1)	September 30, 2026	December 31, 2025
			(In millions)
September 2019 debt issuance:
Fixed-rate 2.650% notes	10/1/2026	2.78%	$1,250	$1,250
Fixed-rate 2.850% notes	10/1/2029	2.96%	1,500	1,500
May 2020 debt issuance:
Fixed-rate 2.300% notes	6/1/2030	2.39%	1,000	1,000
Fixed-rate 3.250% notes	6/1/2050	3.33%	1,000	1,000
May 2022 debt issuance:
Fixed-rate 3.900% notes	6/1/2027	4.06%	500	500
Fixed-rate 4.400% notes	6/1/2032	4.53%	1,000	1,000
Fixed-rate 5.050% notes	6/1/2052	5.14%	1,000	1,000
Fixed-rate 5.250% notes	6/1/2062	5.34%	500	500
June 2023 debt issuance(2):
¥23 billion fixed-rate 0.972% notes	6/9/2026	1.06%	—	147
¥37 billion fixed-rate 1.240% notes	6/9/2028	1.31%	235	237
May 2024 debt issuance:
Fixed-rate 5.150% notes	6/1/2034	5.35%	850	850
Fixed-rate 5.500% notes	6/1/2054	5.66%	400	400
March 2025 debt issuance:
Floating-rate notes	3/6/2028	4.68%	450	450
Fixed-rate 4.450% notes	3/6/2028	4.66%	450	450
Fixed-rate 5.100% notes	4/1/2035	5.20%	600	600
May 2026 debt issuance:
Fixed-rate 4.550% notes	6/1/2028	4.87%	650	—
Fixed-rate 4.950% notes	6/1/2031	5.11%	850	—
Fixed-rate 5.550% notes	6/1/2036	5.66%	500	—
Total notes			12,735	10,884
Unamortized premium (discount) and issuance costs, net			(81)	(76)
Paidy Credit Agreement			572	575
Other financing arrangements			46	—
Less: current portion of long-term debt(3)			(2,333)	(1,396)
Total long-term debt			$10,939	$9,987
(1) The effective interest rates for the notes include interest on the notes, amortization of debt issuance costs, and amortization of the debt discount.
(2) Principal amounts represent the U.S. dollar equivalent as of September 30, 2026 and December 31, 2025, respectively.
(3) The current portion of long-term debt is included within short-term debt on our condensed consolidated balance sheets.

As of September 30, 2026, the future principal payments associated with our long-term debt (including the current portion) were as follows (in millions):

Remaining 2026	$1,250
2027	1,083
2028	1,797
2029	1,512
2030	1,011
Thereafter	6,700
Total	$13,353

3Q 2026 FORM 10-Q	37

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

CREDIT FACILITIES

Paidy credit agreement

In February 2022, we entered into a credit agreement (the “Paidy Credit Agreement”) with Paidy as co-borrower, which provided for an unsecured revolving credit facility of ¥60.0 billion, which was modified in September 2022 to increase the borrowing capacity by ¥30.0 billion for a total borrowing capacity of ¥90.0 billion (approximately $572 million as of September 30, 2026). The Paidy Credit Agreement will terminate and all amounts owed thereunder will be due and payable in February 2027, unless the commitments are terminated earlier. As of September 30, 2026 and December 31, 2025, ¥90.0 billion (approximately $572 million) and ¥90.0 billion (approximately $575 million) was drawn down under the Paidy Credit Agreement, respectively, which was recorded in short-term debt and long-term debt, respectively, on our condensed consolidated balance sheets. The weighted average interest rate on the borrowing was 1.73% as of September 30, 2026. At September 30, 2026, no borrowing capacity remained available for the purposes permitted by the Paidy Credit Agreement.

COMMERCIAL PAPER

There was $200 million outstanding in commercial paper notes as of both September 30, 2026 and December 31, 2025, which was recorded in short-term debt on our condensed consolidated balance sheets. The weighted average interest rate on the commercial paper borrowings was 4.17% and 4.07% as of September 30, 2026 and December 31, 2025, respectively. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance.

Other than as provided above, there were no significant changes to the information disclosed in our 2025 Form 10-K.

3Q 2026 FORM 10-Q	38

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable and reasonably estimable were not material as of September 30, 2026. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. We may be exposed to losses in excess of the amount recorded, and such amounts could be material. If any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Regulatory proceedings

In February 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) related to PayPal’s practices relating to commercial customers that submit charges on behalf of other merchants or sellers, and related activities. In August 2025, we received an additional CID investigating whether deceptive schemes and other unlawful activities by merchants using PayPal’s platform were facilitated or furthered by the Company’s onboarding, due diligence, and other practices. In September 2026, we received a CID from the FTC investigating whether PayPal engaged in deceptive, unfair, or otherwise unlawful practices in connection with the advertising, marketing, sale, issuance, or management of fees and purchase protection in connection with financial products and services. The CIDs request the production of documents and answers to written questions, as well as other information. We are cooperating with the FTC in connection with these CIDs.

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

3Q 2026 FORM 10-Q	39

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

On November 2, 2022, a putative shareholder derivative action captioned Shah v. Daniel Schulman, et al., Case No. 22-cv-1445, was filed in the U.S. District Court for the District of Delaware (the “Shah Action”), purportedly on behalf of the Company. On April 4, 2023, a putative shareholder derivative action captioned Nelson v. Daniel Schulman, et al., Case No. 23-cv-01913, was filed in the U.S. District Court for the District of New Jersey (the “Nelson Action”) purportedly on behalf of the Company. On January 31, 2025, a putative shareholder derivative action captioned Spathias v. Daniel Schulman, et al., Case No. 25-cv-1007, was filed in the U.S. District Court for the Northern District of California (the “Spathias Action,” and collectively, the “Derivative Actions”). The Derivative Actions are based on the same alleged facts and circumstances as the PPH Securities Action, and name certain of our officers, including our former Chief Executive Officer and former Chief Financial Officer, and members of our Board of Directors, as defendants. The Derivative Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and violations of the Exchange Act, and seek to recover damages on behalf of the Company. The Derivative Actions have been stayed pending further developments in the PPH Securities Action.

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

3Q 2026 FORM 10-Q	40

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On April 2, 2026, a putative securities class action captioned Norfolk County Retirement System v. PayPal Holdings, Inc. et al., Case No. 5:26-cv-02849, was filed in the U.S. District Court for the Northern District of California (the “Norfolk Securities Action”). The Norfolk Securities Action generally asserts the same claims and allegations made in the Darcy Securities Action, but expands the Darcy Class Period to February 8, 2024 to February 2, 2026 (the “Norfolk Class Period”) and includes additional alleged misstatements from the earlier time period. The Norfolk Securities Action seeks unspecified compensatory damages on behalf of the putative class members.

On May 21, 2026, the Norfolk Securities Action was consolidated with the Darcy Securities Action under the caption In re PayPal Branded Checkout Securities Litigation, Case No. 3:26-cv-01589 (the “Branded Checkout Securities Action”), and the Court appointed the Wayne County Employees’ Retirement System, Macomb County Intermediate Retirees Medical Benefits Trust, Macomb County Retirement Health Care Fund, Macomb County Employees’ Retirement System, and Norfolk County Retirement System as lead plaintiffs. On August 10, 2026, the lead plaintiffs filed an amended and consolidated complaint that expanded the Norfolk Class Period by one day to February 7, 2024 through February 2, 2026, and added as a defendant PayPal’s President, Global Markets.

On March 11, 2026, a putative shareholder derivative action captioned Goncalves v. Chriss et al., Case No. 3:26-cv-02145, was filed in the U.S. District Court for the Northern District of California (the “Goncalves Action”), purportedly on behalf of the Company. On May 6, 2026, a putative shareholder derivative action captioned LR Trust v. Chriss et al., Case No. 3:26-cv-04132, was filed in the U.S. District Court for the Northern District of California (the “LR Trust Action”), purportedly on behalf of the Company. On May 11, 2026, a putative shareholder derivative action captioned Stan v. Chriss et al., Case No. 5:26-cv-04330, was filed in the U.S. District Court for the Northern District of California (the “Stan Action”), purportedly on behalf of the Company. On May 17, 2026, a putative shareholder derivative action captioned Lovoi v. Adkins et al., Case No. 3:26-cv-04650, was filed in the U.S. District Court for the Northern District of California (the “Lovoi Action”), purportedly on behalf of the Company. On June 3, 2026, a putative shareholder derivative action captioned Haliburton v. Chriss et al., Case No. 1:26-cv-00655, was filed in the U.S. District Court for the District of Delaware (the “Haliburton Action,” and collectively with the Goncalves Action, LR Trust Action, Stan Action, and Lovoi Action, the “Branded Checkout Derivative Actions”), purportedly on behalf of the Company. The Branded Checkout Derivative Actions are based on the same alleged facts and circumstances as the Branded Checkout Securities Action, and name certain of our officers, including our former Chief Executive Officer, and members of our Board of Directors, as defendants. The Branded Checkout Derivative Actions allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, abuse of control, insider trading, contribution, and violations of the Exchange Act, and seek, on behalf of the Company, an award of damages and an order directing the Company to reform its corporate governance and internal procedures. On July 10, 2026, the Goncalves Action, the LR Trust Action, the Stan Action, and the Lovoi Action were consolidated in the U.S. District Court for the Northern District of California under the caption In re PayPal Holdings, Inc. Stockholder Derivative Litigation, Case No. 3:26-cv-02145. The Branded Checkout Derivative Actions have been stayed pending further developments in the Branded Checkout Securities Action.

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

3Q 2026 FORM 10-Q	41

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

As part of the agreements to sell certain loans receivable portfolios, in certain circumstances such as breaches in loan warranties, we may be required to indemnify the third-party investors that purchased the loans or repurchase the loans. The estimate of the maximum potential amount of future payments we may be required to make is equal to the current outstanding balances of the loans sold; however, the maximum potential amount of the indemnification is not, in our view, representative of the expected future exposure. As of September 30, 2026 and December 31, 2025, the current outstanding balance of the loans sold was $3.7 billion and $3.8 billion, respectively. The term of the indemnification obligations aligns with the maturities of the loans sold.

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

3Q 2026 FORM 10-Q	42

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

At September 30, 2026 and December 31, 2025, the allowance for transaction losses was $69 million and $73 million, respectively. The allowance for negative customer balances was $240 million and $271 million at September 30, 2026 and December 31, 2025, respectively. The following table shows changes in the allowance for transaction losses and negative customer balances related to our protection programs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Beginning balance	$313	$352	$344	$342
Provision(1)	328	397	927	1,058
Realized losses and charge-offs	(394)	(371)	(1,126)	(1,090)
Recoveries(2)	62	41	164	109
Ending balance	$309	$419	$309	$419
(1) Changes in estimates for the prior period provision related to the allowance for transaction losses are not material and are aggregated with current period provision.
(2) Recoveries are only relevant for the allowance for negative customer balances.

NOTE 14—STOCKHOLDERS’ EQUITY

STOCK REPURCHASE PROGRAM

During the nine months ended September 30, 2026, we repurchased approximately 94 million shares of our common stock for approximately $4.5 billion at an average cost of $47.78, excluding excise tax. These shares were purchased in the open market under our stock repurchase program authorized in February 2025. As of September 30, 2026, a total of approximately $9.4 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

3Q 2026 FORM 10-Q	43

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

DIVIDEND PROGRAM

The following table summarizes our dividend activities for the nine months ended September 30, 2026:

Record Date	Payment Date	Dividend Per Share	Total $ Value (In millions)
September 4, 2026	September 25, 2026	$0.14	$121
June 4, 2026	June 25, 2026	$0.14	$125
March 4, 2026	March 25, 2026	$0.14	$130

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

The following table summarizes the impact of stock-based compensation expense on our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Customer support and operations	$46	$52	$147	$156
Sales and marketing	24	32	91	99
Technology and development	117	124	374	371
General and administrative	65	70	206	225
Restructuring and other	9	—	28	—
Total stock-based compensation expense	$261	$278	$846	$851
Capitalized as part of internal use software and website development costs	$28	$33	$90	$101

NOTE 16—INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2026 was 22% and 19%, respectively. Our effective tax rate for both the three and nine months ended September 30, 2025 was 19%. The difference between our effective tax rate and the U.S. federal statutory rate of 21% in the periods presented was primarily the result of foreign and U.S. income taxed at different rates as well as discrete tax adjustments including tax effects of stock-based compensation.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are currently under examination by certain tax authorities for the 2015 to 2025 tax years. The material jurisdictions in which we are subject to examination by tax authorities for tax years after 2014 primarily include the U.S. (Federal and California), India, Singapore, and Israel. In September 2026, the IRS completed its examination of our U.S. federal income tax returns for the tax years ended December 31, 2015 through 2018 and issued a Revenue Agent’s Report proposing several adjustments to our taxable income. We disagree with the proposed adjustments and intend to contest them through IRS Appeals, a process we do not expect to conclude within the next 12 months.

3Q 2026 FORM 10-Q	44

PayPal Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We believe that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

Gross unrecognized tax benefits were approximately $2.5 billion as of both September 30, 2026 and December 31, 2025. Due to various factors, including uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is highly uncertain. It is reasonably possible that within the next twelve months, we may receive additional tax adjustments by various tax authorities or possibly reach resolution of audits in one or more jurisdictions. These adjustments or settlements could result in changes to our unrecognized tax benefits related to positions on prior year tax filings.

NOTE 17—RESTRUCTURING AND OTHER

RESTRUCTURING

The restructuring charges associated with the following plans were recorded in restructuring and other on our condensed consolidated statements of income. Accrued restructuring liabilities were included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

3Q 2026 Plan

During the third quarter of 2026, associated with the strategic reorganization announced in April 2026, management implemented a global workforce reduction to simplify our operations by removing organizational layers across the Company and increasing spans of control. The associated restructuring charges in both the three and nine months ended September 30, 2026 were $152 million and included employee severance and benefits costs, including stock-based compensation, substantially all of which were recognized as of September 30, 2026.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2026:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2026	$—
Charges(1)	143
Payments	(36)
Accrued liability as of September 30, 2026	$107
(1) Excludes stock-based compensation of $9 million.

2026 Activities

In the three and nine months ended September 30, 2026, we recorded $17 million and $61 million in restructuring charges associated with the strategic reorganization announced in April 2026. These charges were primarily employee severance and benefits costs, which included stock-based compensation, and consulting costs.

3Q 2026 FORM 10-Q	45

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

The following table summarizes the associated restructuring charges (reversals):

	Three Months Ended September 30,		Nine Months Ended September 30,		Total Plan Costs Incurred to Date
	2026	2025	2026	2025
	(In millions)
Employee severance and benefits costs	$—	$1	$(11)	$96	$85
Other restructuring costs(1)	9	—	33	—	39
Total	$9	$1	$22	$96	$124
(1) Other restructuring costs relate to process reengineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit.

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

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2026:

	Employee Severance and Benefits Costs	Other Restructuring Costs	Total
	(In millions)
Accrued liability as of January 1, 2026	$52	$6	$58
Charges (reversals)	(11)	33	22
Payments	(37)	(23)	(60)
Accrued liability as of September 30, 2026	$4	$16	$20

1Q 2025 Plan

During the first quarter of 2025, management initiated a workforce reduction to ensure compliance with a new regulation impacting operations in an international market. The associated restructuring charges during the nine months ended September 30, 2025 were $36 million and included employee severance and benefits costs, which were completed in the third quarter of 2025.

OTHER

During the three and nine months ended September 30, 2026, we recorded losses of approximately $80 million and $206 million, respectively, in restructuring and other, compared to approximately $70 million and $122 million, respectively, during the three and nine months ended September 30, 2025. These losses included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

3Q 2026 FORM 10-Q	46

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

The following table sets forth our segment information for revenue, segment profit (loss), and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net revenues	$8,584	$8,417	$25,619	$24,496
Less (add):
Transaction expense	4,248	4,063	12,798	11,735
Transaction losses	328	397	927	1,058
Credit losses	58	86	234	272
Customer support and operations(1)	434	447	1,342	1,258
Sales and marketing(1)	508	521	1,572	1,592
Technology and development(1)	831	801	2,473	2,299
General and administrative(1)	520	513	1,514	1,477
Restructuring and other	255	69	442	251
Other (income) expense, net	28	(13)	240	(111)
Income tax expense	301	285	787	869
Segment net income (loss)	$1,073	$1,248	$3,290	$3,796
(1) Includes depreciation and amortization expense. For the three and nine months ended September 30, 2026, total depreciation and amortization expense was $251 million and $735 million, respectively. For the three and nine months ended September 30, 2025, total depreciation and amortization expense was $245 million and $729 million, respectively.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income, and total assets. For disclosure of geographical information, please refer to “Note 2—Revenue”.

3Q 2026 FORM 10-Q	47

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

3Q 2026 FORM 10-Q	48

Strategic reorganization

In April 2026, the Company announced a strategic reorganization of its business and executive leadership team intended to accelerate execution of its long-term growth priorities, simplify its operating structure, streamline decision-making, and drive innovation. This strategic reorganization and business simplification program, which will focus on realigning our operating structure and accelerating the adoption of artificial intelligence and automation across the Company, is expected to deliver at least $1.5 billion in gross annualized run-rate savings over the next two to three years. The Company intends to reinvest a significant portion of these savings back into its highest-priority growth initiatives. As part of this program, during the third quarter of 2026 management implemented a global workforce reduction to simplify our operations by removing organizational layers across the Company and increasing spans of control (the “3Q 2026 Plan”) resulting in restructuring charges of $152 million in the three months ended September 30, 2026. We expect the 3Q 2026 Plan to generate annualized employee-related cost savings of approximately $340 million.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table provides a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages and per share data)
Net revenues	$8,584	$8,417	$167	2%	$25,619	$24,496	$1,123	5%
Operating expenses	7,182	6,897	285	4%	21,302	19,942	1,360	7%
Operating income	1,402	1,520	(118)	(8)%	4,317	4,554	(237)	(5)%
Operating margin	16%	18%	**	**	17%	19%	**	**
Other income (expense), net	(28)	13	(41)	(315)%	(240)	111	(351)	(316)%
Income tax expense	301	285	16	6%	787	869	(82)	(9)%
Effective tax rate	22%	19%	**	**	19%	19%	**	**
Net income (loss)	$1,073	$1,248	$(175)	(14)%	$3,290	$3,796	$(506)	(13)%
Net income (loss) per diluted share	$1.25	$1.30	$(0.05)	(4)%	$3.71	$3.88	$(0.17)	(4)%
Net cash provided by operating activities	$1,592	$1,974	$(382)	(19)%	$4,709	$4,032	$677	17%
All amounts in tables are rounded to the nearest million, except as otherwise noted. As a result, certain amounts may not recalculate using the rounded amounts provided.
** Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The increase in net revenues was driven primarily by growth in total payment volume (“TPV”) of 6% and favorable impact from hedging activities.

The increase in operating expenses was due primarily to an increase in transaction expense and restructuring and other expenses, partially offset by a decline in transaction and credit losses.

Our operating margin declined, reflecting the unfavorable impact of transaction expense growth and the increase in restructuring and other expenses, partially offset by the decline in transaction and credit losses.

The decrease in net income was due to a decrease in operating income and a decrease in other income (expense), net.

3Q 2026 FORM 10-Q	49

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The increase in net revenues was driven primarily by growth in TPV of 9%.

The increase in operating expenses was due primarily to an increase in transaction expense and, to a lesser extent, increases in restructuring and other expenses, and technology and development expense, partially offset by a decline in transaction and credit losses.

Our operating margin declined, reflecting the unfavorable impact of transaction expense growth.

The decrease in net income was due to a decrease in operating income and a decrease in other income (expense), net, which was primarily attributable to net losses and impairments on strategic investments in the current period compared to net gains in the prior period. This decline was partially offset by a decrease in income tax expense driven by a lower level of pre-tax income and U.S. income taxed at different rates, which was partially offset by the tax effects of stock-based compensation and other discrete tax items.

IMPACT OF FOREIGN EXCHANGE RATES
We have significant international operations that are denominated in foreign currencies, primarily the British pound, Euro, Australian dollar, Canadian dollar, and Indian rupee, subjecting us to foreign exchange risk which may adversely impact our financial results. The strengthening or weakening of the United States (“U.S.”) dollar versus foreign currencies in which we conduct our international operations impacts the translation of our net revenues and expenses generated in these foreign currencies into the U.S. dollar. We generated approximately 42% of our net revenues from customers domiciled outside of the U.S. in both the three and nine months ended September 30, 2026. We generated approximately 44% and 43% of our net revenues from customers domiciled outside of the U.S. in the three and nine months ended September 30, 2025, respectively. Because we generate substantial net revenues internationally, we are subject to the risks of doing business outside of the U.S. See Part I, Item 1A, Risk Factors in our 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded (if applicable) below in Part II, Item 1A, Risk Factors of this Form 10-Q.
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

In the three and nine months ended September 30, 2026, year-over-year foreign exchange rate movements relative to the U.S. dollar had the following impact on our reported results:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In millions)
Favorable (unfavorable) impact to net revenues (exclusive of hedging impact)	$(20)	$311
Hedging impact	23	(57)
Favorable impact to net revenues	3	254
Favorable (unfavorable) impact to operating expenses (exclusive of hedging impact)	6	(151)
Hedging impact	(3)	(10)
Favorable (unfavorable) impact to operating expenses	3	(161)
Net favorable impact to operating income	$6	$93

3Q 2026 FORM 10-Q	50

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

3Q 2026 FORM 10-Q	51

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

Net revenue analysis

The components of our net revenues for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction revenues	$7,711	$7,522	$189	3%	$23,044	$21,979	$1,065	5%
Revenues from other value added services	873	895	(22)	(2)%	2,575	2,517	58	2%
Total revenues	$8,584	$8,417	$167	2%	$25,619	$24,496	$1,123	5%

Transaction revenues

The increase in transaction revenues for the three months ended September 30, 2026 compared to the same period of the prior year was primarily attributable to:
•an increase of approximately $270 million and $100 million in revenue from Braintree and Venmo products and services, respectively, which was largely driven by growth in TPV and number of payment transactions; and
•approximately $70 million of favorable impact from hedging activities resulting from net gains in the current period compared to net losses in the prior period;
•partially offset by a decline in revenue from PayPal products and services of approximately $240 million primarily attributable to unfavorable changes in product and geographic mix despite growth in TPV and number of payment transactions, higher co-marketing campaigns and incentives with large merchants, which are recorded as reductions to revenues, and lower foreign exchange fee revenue.

The increase in transaction revenues for the nine months ended September 30, 2026 compared to the same period of the prior year was primarily attributable to:
•an increase of approximately $1.1 billion and $230 million in revenue from Braintree and Venmo products and services, respectively, which was largely driven by growth in TPV and number of payment transactions;
•partially offset by a decline in revenue from PayPal products and services of approximately $230 million attributable to higher co-marketing campaigns and incentives with large merchants, which are recorded as reductions to revenues, and lower foreign exchange fee revenue.

3Q 2026 FORM 10-Q	52

The following table provides a summary of key metrics:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
	2026	2025		2026	2025
	(In millions, except percentages and number of payment transactions per active account)
Active accounts(1)	440	438	1%	440	438	1%
Number of payment transactions	6,796	6,331	7%	20,021	18,602	8%
Number of payment transactions per active account	60.8	57.6	6%	60.8	57.6	6%
TPV	$487,138	$458,088	6%	$1,437,541	$1,318,843	9%
Percent of TPV generated outside of the U.S.	35%	38%	**	35%	37%	**
(1) Reflects active accounts at the end of the applicable period.
** Not meaningful.

Transaction revenues growth was lower than the growth in TPV in the three and nine months ended September 30, 2026 compared to the same periods in the prior year due primarily to changes in product and geographic mix, higher co-marketing campaigns and incentives with large merchants, and lower foreign exchange fee revenue.

Revenues from other value added services

The decrease in revenues from other value added services for the three months ended September 30, 2026 compared to the same period in the prior year was primarily due to:
•lower revenues from interest earned on certain assets underlying customer account balances resulting from lower interest rates on higher average cash and investment balances;
•partially offset by an increase from interest and fee revenue earned from our loans receivable portfolios.

The increase in revenues from other value added services for the nine months ended September 30, 2026 compared to the same period in the prior year was primarily attributable to:
•an increase of approximately $110 million from interest and fee revenue earned from our loans receivable portfolios; and
•an increase of approximately $90 million in revenue earned from an independent chartered financial institution (“partner institution”);
•partially offset by approximately $90 million lower revenues from interest earned on certain assets underlying customer account balances resulting from lower interest rates on higher average cash and investment balances; and
•a decline of approximately $70 million in cryptocurrency revenue from higher PayPal USD stablecoin incentives, which are recorded as a reduction to revenue.

Revenue from the partner institution is earned primarily through a revenue share arrangement based on the economic performance of the program related to our U.S. revolving consumer credit product and PayPal and Venmo branded credit cards, when such performance exceeds a minimum threshold.

3Q 2026 FORM 10-Q	53

OPERATING EXPENSES

The following table summarizes our operating expenses and related metrics we use to assess the trends in each:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction expense	$4,248	$4,063	$185	5%	$12,798	$11,735	$1,063	9%
Transaction and credit losses	386	483	(97)	(20)%	1,161	1,330	(169)	(13)%
Customer support and operations	434	447	(13)	(3)%	1,342	1,258	84	7%
Sales and marketing	508	521	(13)	(2)%	1,572	1,592	(20)	(1)%
Technology and development	831	801	30	4%	2,473	2,299	174	8%
General and administrative	520	513	7	1%	1,514	1,477	37	3%
Restructuring and other	255	69	186	270%	442	251	191	76%
Total operating expenses	$7,182	$6,897	$285	4%	$21,302	$19,942	$1,360	7%
Transaction expense rate(1)	0.87%	0.89%	**	**	0.89%	0.89%	**	**
Transaction and credit loss rate(2)	0.08%	0.11%	**	**	0.08%	0.10%	**	**
(1) Transaction expense rate is calculated by dividing transaction expense by TPV.
(2) Transaction and credit loss rate is calculated by dividing transaction and credit losses by TPV.
** Not meaningful.

Transaction expense

The increase in transaction expense for the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily attributable to the increase in TPV of 6% and 9%, respectively, and a higher proportion of TPV from our Braintree products and services, which generally have higher expense rates than our other products and services. The decrease in transaction expense rate for the three months ended September 30, 2026 compared to the same period in the prior year was primarily attributable to favorable changes in product mix and certain third-party pricing incentives within our PayPal products and services. The transaction expense rate in the nine months ended September 30, 2026 remained flat compared to the same period in the prior year due to an increase in the proportion of TPV attributable to Venmo and Braintree products and services from which the favorability of lower expense rates within Venmo products and services was offset by higher expense rates from Braintree products and services.

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

Transaction and credit losses

The components of our transaction and credit losses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
	(In millions, except percentages)
Transaction losses	$328	$397	$(69)	(17)%	$927	$1,058	$(131)	(12)%
Credit losses	58	86	(28)	(33)%	234	272	(38)	(14)%
Transaction and credit losses	$386	$483	$(97)	(20)%	$1,161	$1,330	$(169)	(13)%
Transaction loss rate(1)	0.07%	0.09%	**	**	0.06%	0.08%	**	**
(1) Transaction loss rate is calculated by dividing transaction losses by TPV.
** Not meaningful.

3Q 2026 FORM 10-Q	54

Transaction losses and the associated transaction loss rate in the three and nine months ended September 30, 2026 decreased compared to the same periods in the prior year due to lower fraud losses, benefits realized from risk mitigation strategies, and higher recoveries, partially offset by an increase due to higher TPV.

The components of credit losses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net charge-offs(1)	$103	$90	$278	$243
Reserve build (release)(2)	(45)	(4)	(44)	29
Credit losses	$58	$86	$234	$272
(1) Net charge-offs includes principal charge-offs partially offset by recoveries for consumer and merchant receivables.
(2) Reserve build (release) represents change in allowance for principal receivables excluding foreign currency remeasurement. Additionally, it includes the release of reserves as a result of the reclassification of certain loans and interest receivable to held for sale.

Credit losses in the three and nine months ended September 30, 2026 and 2025 were primarily attributable to loan originations during the periods, partially offset by the release of reserves as a result of the reclassification of certain loans and interest receivable to held for sale.

Consumer loan portfolio

As of September 30, 2026 and 2025, loans and interest receivable, held for sale were $3.7 billion and $1.4 billion, respectively. Loans and interest receivable, held for sale includes certain loans receivable portfolios where we have entered into forward flow arrangements with third-party investors. Additionally, in the third quarter of 2026, we reclassified $1.5 billion of Japan installment loan receivables to held for sale.

The consumer loans and interest receivable balance as of September 30, 2026 and 2025 was $4.2 billion and $5.2 billion, respectively, net of participation interest sold, representing a decrease of 19%. The decline in consumer loans and interest receivable outstanding was primarily driven by the impact of the reclassification of certain Japan installment loans to held for sale in the third quarter of 2026, partially offset by growth in our revolving credit product portfolio in the United Kingdom (“U.K.”) and our interest-bearing installment credit product portfolio in the U.S. of approximately $270 million and $170 million, respectively.

The following table provides information regarding the credit quality of our consumer loans and interest receivable balance:

	September 30,
	2026	2025
Percent of consumer loans and interest receivable current	96.5%	96.3%
Percent of consumer loans and interest receivable > 90 days outstanding(1)	1.5%	1.5%
Net charge-off rate(2)	4.6%	4.5%
(1) Represents percentage of balances which are 90 days past the billing date or contractual repayment date, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended September 30, 2026 and 2025, excluding fraud losses, on consumer loans as a percentage of the average daily amount of consumer loans and interest receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our consumer loans for the three and nine months ended September 30, 2026.

Merchant loan portfolio

We offer access to merchant finance products for certain small and medium-sized businesses, which we refer to as our merchant finance offerings. Total merchant loans, advances, and fees receivable outstanding, net of participation interest sold, as of September 30, 2026 and 2025 was $1.9 billion and $1.7 billion, respectively, reflecting an increase of 9%. The increase was due primarily to growth of approximately $100 million in our PayPal Business Loans product portfolio in the U.S. and growth of approximately $50 million in our PayPal Working Capital product portfolio in Germany.

3Q 2026 FORM 10-Q	55

The following table provides information regarding the credit quality of our merchant loans, advances, and fees receivable balance:

	September 30,
	2026	2025
Percent of merchant loans, advances, and fees receivable current	89.2%	90.2%
Percent of merchant loans, advances, and fees receivable > 90 days outstanding(1)	4.0%	3.5%
Net charge-off rate(2)	8.3%	7.3%
(1) Represents percentage of balances which are 90 days past the original expected or contractual repayment period, as applicable.
(2) Net charge-off rate is the annualized ratio of net credit losses during the three months ended September 30, 2026 and 2025, excluding fraud losses, on merchant loans and advances as a percentage of the average daily amount of merchant loans, advances, and fees receivable balance during the same period.

In response to changing portfolio performance and macroeconomic environment, we continue to monitor risk and evaluate and modify our acceptable risk parameters. Modifications to the acceptable risk parameters did not have a material impact on our merchant loans for the three and nine months ended September 30, 2026.

For additional information, see “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Customer support and operations

The decrease in customer support and operations expenses in the three months ended September 30, 2026 compared to the same period in the prior year was due primarily to a decline in other operating charges, partially offset by an increase in employee-related costs and customer onboarding costs. The increase in customer support and operations expenses in the nine months ended September 30, 2026 compared to the same period in the prior year was primarily attributable to an increase in employee-related costs of approximately $70 million.

Sales and marketing

The decrease in sales and marketing expenses in the three and nine months ended September 30, 2026 compared to the same periods in the prior year was due primarily to a decline in amortization expense for acquired intangible assets, partially offset by an increase in marketing-related expenses. Sales and marketing expenses in the nine months ended September 30, 2026 compared to the same period in the prior year was also impacted by an increase in employee-related costs.

Technology and development

The increase in technology and development expenses in the three months ended September 30, 2026 compared to the same period in the prior year was due primarily to increases in depreciation and amortization expense from internally developed software, cloud computing costs utilized in delivering our products and services, and higher software maintenance costs, partially offset by lower contractor and consulting costs. The increase in technology and development expenses in the nine months ended September 30, 2026 compared to the same period in the prior year was due primarily to increases in employee-related costs of approximately $60 million, depreciation and amortization expense from internally developed software of approximately $60 million, cloud computing costs utilized in delivering our products and services of approximately $40 million, and higher software maintenance costs of approximately $40 million.

General and administrative

General and administrative expenses in the three months ended September 30, 2026 was relatively consistent when compared to the same period in the prior year due primarily to an increase in employee-related costs, offset by a decline in indirect tax expense. The increase in general and administrative expenses in the nine months ended September 30, 2026 compared to the same period in the prior year was primarily attributable to an increase in employee-related costs and costs associated with enterprise software services, partially offset by lower contractor and consulting costs.

3Q 2026 FORM 10-Q	56

Restructuring and other

During the third quarter of 2026, management implemented the 3Q 2026 Plan to simplify our operations by removing organizational layers across the Company and increasing spans of control. The associated restructuring charges in both the three and nine months ended September 30, 2026 were $152 million and included employee severance and benefits costs, including stock-based compensation, substantially all of which were accrued for as of September 30, 2026. We expect the 3Q 2026 Plan to reduce annualized employee-related costs associated with the impacted workforce by approximately $340 million, including stock-based compensation, with a portion of savings realized in September 2026 and the remainder expected to be realized beginning in the fourth quarter of 2026. We intend to reinvest a significant portion of these savings into our highest-priority growth initiatives.

In the three and nine months ended September 30, 2026, we recorded $17 million and $61 million in restructuring charges associated with the strategic reorganization announced in April 2026. These charges were primarily employee severance and benefits costs, which included stock-based compensation, and consulting costs.

During the second quarter of 2025, management undertook a large-scale initiative (the “2Q 2025 Plan”) to reengineer our existing technology infrastructure to improve scalability, reduce network latency, decrease operational costs, and optimize our workforce. The 2Q 2025 Plan is a transformative unified program designed to streamline operations and includes exiting certain data centers to migrate to more efficient cloud-based solutions. The 2Q 2025 Plan is expected to be executed over a period of 18 to 42 months with the workforce component completed in the second quarter of 2026 and the technology infrastructure component expected to be substantially completed in 2028. The associated restructuring charges during the three and nine months ended September 30, 2026 were $9 million and $22 million, respectively, consisting of other restructuring costs. The associated restructuring charges for both the three and nine months ended September 30, 2025 were de minimis and $96 million, respectively, and included employee severance and benefits costs.

In connection with this restructuring, we expect to incur employee severance and benefits costs of approximately $85 million, asset impairment and accelerated depreciation charges of approximately $40 million to $60 million, and other restructuring costs of approximately $110 million to $140 million over the term of the 2Q 2025 Plan. Other restructuring costs relate to process re-engineering and one-time migration to cloud solutions and consist of contractor costs, consulting fees, and prepaid software and maintenance costs without future economic benefit. We expect annualized cost savings of approximately $310 million associated with the impacted workforce and operational costs for our technology infrastructure. We expect that we will begin to realize these cost savings upon the completion of the components of the 2Q 2025 Plan, and also expect to reinvest a portion of the reduction in annual costs to drive business priorities. The timing of activities, cost, and savings estimates continue to be developed and are subject to change.

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

During the three and nine months ended September 30, 2026, we recorded losses of approximately $80 million and $206 million, respectively, in restructuring and other, compared to approximately $70 million and $122 million, respectively, during the three and nine months ended September 30, 2025. These losses included net loss on sale of loans and interest receivable previously held for sale and fair value adjustments to measure loans and interest receivable, held for sale, at the lower of cost or fair value.

Other income (expense), net

The decrease in other income (expense), net in the three months ended September 30, 2026 compared to the same period in the prior year was due primarily to:
•an increase in interest expense associated with the May 2026 debt issuance; and
•net losses and impairments on strategic investments in the current period compared to net gains in the prior period.

3Q 2026 FORM 10-Q	57

The decrease in other income (expense), net in the nine months ended September 30, 2026 compared to the same period in the prior year was due primarily to:
•net losses and impairments on strategic investments in the current period compared to net gains in the prior period, which contributed a decrease of approximately $250 million;
•a decrease in interest income of approximately $60 million due to lower interest rates; and
•an increase in interest expense of approximately $50 million largely associated with the May 2026 debt issuance.

Income tax expense

Our effective income tax rate was 22% and 19% for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate increased compared to the same period in the prior year primarily due to discrete tax adjustments partially offset by U.S. income taxed at different rates.

Our effective income tax rate was 19% for both the nine months ended September 30, 2026 and 2025. Our effective tax rate was consistent when compared to the same period in the prior year and was impacted by U.S. income taxed at different rates offset by discrete tax adjustments including tax effects of stock-based compensation.

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

SOURCES OF LIQUIDITY

Cash, cash equivalents, and investments

The following table summarizes our cash, cash equivalents, and investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In millions)
Cash, cash equivalents, and investments(1),(2)	$13,337	$12,848
(1) Excludes assets related to funds receivable and customer accounts of $38.4 billion and $38.2 billion at September 30, 2026 and December 31, 2025, respectively.
(2) Excludes total strategic investments of $1.7 billion and $1.9 billion at September 30, 2026 and December 31, 2025, respectively.

Cash, cash equivalents, and investments held by our foreign subsidiaries were $7.1 billion and $7.5 billion at September 30, 2026 and December 31, 2025, or 53% and 58% of our total cash, cash equivalents, and investments as of those respective dates. At December 31, 2025, all of our cash, cash equivalents, and investments held by foreign subsidiaries were subject to U.S. taxation under Subpart F, Net Controlled Foreign Corporation Tested Income formerly known as Global Intangible Low Taxed Income, or the one-time transition tax under the Tax Cuts and Jobs Act of 2017. Subsequent repatriations to the U.S. will not be taxable from a U.S. federal tax perspective except for any tax on foreign exchange gains and losses; however, they may be subject to state income or foreign withholding tax.

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

3Q 2026 FORM 10-Q	58

Cash flows

The following table summarizes our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$4,709	$4,032
Investing activities	(5,980)	1,095
Financing activities	(2,646)	(4,009)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(12)	245
Net change in cash, cash equivalents, and restricted cash	$(3,929)	$1,363

Operating activities

Net cash provided by operating activities increased $677 million in the nine months ended September 30, 2026 compared to the same period of the prior year due primarily to the impact of:
•changes in other current and non-current assets of approximately $550 million predominantly from timing differences in income tax receivables and payment partner receivables;
•changes in accounts receivable of approximately $110 million; and
•changes in actual cash transaction losses of $90 million.

In the nine months ended September 30, 2026 and 2025, cash paid for income taxes, net was $420 million and $1.0 billion, respectively. The difference between our cash paid for income taxes in the periods presented primarily relates to the final transition tax installment payment paid in the previous period.

Investing activities

Net cash used in investing activities increased $7.1 billion in the nine months ended September 30, 2026 compared to the same period of the prior year due primarily to:
•lower proceeds from maturities and sales of investments of $4.8 billion and higher purchases of investments of $2.6 billion; and
•lower repayments of loans receivable of $4.3 billion;
•partially offset by lower purchases and originations of loans receivable of $3.6 billion;
•the positive impact of changes in funds receivable of approximately $800 million; and
•a decline of approximately $340 million in collateral posted related to derivative instruments.

Financing activities

Net cash used in financing activities decreased $1.4 billion in the nine months ended September 30, 2026 compared to the same period of the prior year due primarily to:
•an increase of approximately $1.5 billion in borrowings under financing arrangements, net of repayments; and
•an increase of approximately $280 million in collateral received related to derivative instruments;
•partially offset by dividends paid of approximately $370 million.

Effect of exchange rate changes on cash, cash equivalents, and restricted cash

Foreign currency exchange rates had a negative impact of $12 million and a positive impact of $245 million on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2026 and 2025, respectively. The negative impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2026 was due primarily to unfavorable fluctuations in the exchange rate of the U.S. dollar to the British pound, Indian rupee, and Euro, partially offset by favorability from fluctuations in exchange rate of the U.S. dollar to the Australian dollar. The positive impact on cash, cash equivalents, and restricted cash in the nine months ended September 30, 2025 was due primarily to favorable fluctuations in the exchange rate of the U.S. dollar to the British pound and, to a lesser extent, the Euro and Australian dollar.

3Q 2026 FORM 10-Q	59

Available credit and debt

In May 2026, we issued fixed-rate notes with varying maturity dates for an aggregate principal amount of $2.0 billion. Proceeds from the issuance of these notes may be used for general corporate purposes, which may include funding the repayment or redemption of outstanding debt, share repurchases, ongoing operations, capital expenditures, and possible acquisitions of businesses, assets, or strategic investments. As of September 30, 2026, we had an aggregate principal amount of $12.7 billion in notes outstanding with varying maturity dates.

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

Credit ratings

As of September 30, 2026, we continue to be rated investment grade by Standard and Poor’s Financial Services, LLC, Fitch Ratings, Inc., and Moody’s Investors Services, Inc. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our goal is to be rated investment grade, but as circumstances change, various factors could result in our credit ratings being downgraded or put on a watch list for possible downgrading. If that were to occur, it could increase our borrowing rates, including the interest rate on borrowings under our credit agreements.

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

The Luxembourg Commission de Surveillance du Secteur Financier (the “CSSF”) has agreed that PayPal’s management may designate up to 50% of European customer balances held in our Luxembourg banking subsidiary to fund European and U.K. credit activities. As of September 30, 2026 and December 31, 2025, the cumulative amount approved by PayPal to be designated to fund credit activities was $2.5 billion and $2.0 billion as of those respective dates and represented approximately 34% and 26% of European customer balances made available for our corporate use as of those respective dates, as determined by applying financial regulations maintained by the CSSF. In July 2026, an additional $500 million was approved by management to fund our credit activities, increasing the aggregate cumulative amount approved by management for this purpose to $2.5 billion. We may periodically seek to change the designation of amounts of European customer balances for our credit activities, as we deem necessary, based on utilization of the approved funds and anticipated credit funding requirements. Under certain exceptional circumstances, corporate liquidity could be called upon to meet our obligations related to our European customer balances.

We have entered into forward flow arrangements with third-party investors to sell certain loans receivable portfolios. During the nine months ended September 30, 2026 and 2025, we had net proceeds of $23.8 billion and $18.2 billion, respectively, from loans and interest receivable sold under these arrangements. See “Note 11—Loans and Interest Receivable” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

While our objective is to expand the availability of our credit products with capital from external sources, there can be no assurance that we will be successful in achieving that goal.

3Q 2026 FORM 10-Q	60

Customer protection programs

The risk of losses from our customer protection programs is specific to individual consumers, merchants, and transactions, and may also be impacted by regional variations in, and changes or modifications to, the programs, including as a result of changes in regulatory requirements. For the periods presented in these condensed consolidated financial statements included in this report, our transaction loss rate ranged between 0.06% and 0.09% of TPV. Historical loss rates may not be indicative of future results.

Capital return programs

Stock repurchases

During the nine months ended September 30, 2026, we repurchased approximately $4.5 billion of our common stock in the open market under our stock repurchase program authorized in February 2025. As of September 30, 2026, a total of approximately $9.4 billion remained available for future repurchases of our common stock under our February 2025 stock repurchase program.

Dividend program

In July 2026, the Company’s Board of Directors declared a cash dividend of $0.14 per share on our common stock, totaling approximately $121 million. The dividend was paid on September 25, 2026, to stockholders of record of our common stock as of the close of business on September 4, 2026.

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

3Q 2026 FORM 10-Q	61

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

As of September 30, 2026 and December 31, 2025, approximately 54% and 63%, respectively, of our total cash, cash equivalents, and investment portfolio (excluding strategic investments) was held in cash and cash equivalents. The remaining portfolio and assets underlying the customer balances that we hold on our condensed consolidated balance sheets as customer accounts are maintained in interest and non-interest bearing bank deposits, time deposits, and available-for-sale debt securities. We seek to preserve principal while holding eligible liquid assets, as defined by applicable regulatory requirements and commercial law in certain jurisdictions where we operate, equal to at least 100% of the aggregate amount of all customer balances. We do not pay interest on amounts due to customers.

Interest rate movements affect the interest income we earn on cash and cash equivalents, time deposits, and available-for-sale debt securities and the fair value of those securities. In the first quarter of 2026, we refined the methodology of the sensitivity analysis of our cash equivalents and available-for-sale debt securities investment with respect to floating rate securities, particularly the duration estimation methodology. A hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and available-for-sale debt securities investment by approximately $6 million and $11 million at September 30, 2026 and December 31, 2025, respectively. Based on the prior methodology, the decrease in the fair value of our cash equivalents and available-for-sale debt securities investment at December 31, 2025 was approximately $171 million. The decline in duration sensitivity due to the methodology change does not reflect a change in portfolio composition. Changes in the fair value of our available-for-sale debt securities resulting from such interest rate changes are reported as a component of accumulated other comprehensive income (“AOCI”) and are realized only if we sell the securities prior to their scheduled maturities or the declines in fair values are due to expected credit losses.

As of September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $12.3 billion and $10.4 billion, respectively, in fixed rate notes with varying maturity dates. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change, increasing in periods of declining interest rates and decreasing in periods of increasing interest rates. As of both September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $450 million in floating rate notes with a maturity date of March 6, 2028. A hypothetical 100 basis points increase in market interest rates would not have resulted in a material impact to interest expense recorded in the three and nine months ended September 30, 2026.

As of both September 30, 2026 and December 31, 2025, we also had revolving credit facilities with total borrowing capacity of approximately $5.6 billion. We are obligated to pay interest on borrowings under these facilities as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under these facilities, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2026 and December 31, 2025, ¥90.0 billion (approximately $572 million) and ¥90.0 billion (approximately $575 million), respectively, was outstanding under these facilities. A 100 basis points hypothetical adverse change in applicable market interest rates would not have resulted in a material impact to interest expense recorded in the three and nine months ended September 30, 2026. For additional information, see “Note 12—Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

3Q 2026 FORM 10-Q	62

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

If the U.S. dollar weakened by a hypothetical 10% at September 30, 2026 and December 31, 2025, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $404 million and $456 million lower, respectively, before considering the offsetting impact of the underlying hedged item.

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

A hypothetical adverse change of 10% in exchange rates for all foreign currencies would have resulted in a negative impact on income before income taxes of approximately $413 million and $547 million at September 30, 2026 and December 31, 2025, respectively, without considering the offsetting effect of foreign exchange contracts. Foreign exchange contracts in place as of September 30, 2026 would have positively impacted income before income taxes by approximately $352 million, resulting in a net negative impact of approximately $61 million. Foreign exchange contracts in place as of December 31, 2025 would have positively impacted income before income taxes by approximately $476 million, resulting in a net negative impact of approximately $71 million. These reasonably possible adverse changes in exchange rates of 10% were applied to monetary assets, monetary liabilities, and available-for-sale debt securities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

3Q 2026 FORM 10-Q	63

EQUITY INVESTMENT RISK

Our strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. As of September 30, 2026 and December 31, 2025, our strategic investments totaled $1.7 billion and $1.9 billion respectively, and represented approximately 11% and 13% of our total cash, cash equivalents, and short-term and long-term investment portfolio at those respective dates. Our strategic investments include marketable equity securities, which are publicly traded, and non-marketable equity securities, which are primarily investments in privately held companies. We are required to record all adjustments to the value of these strategic investments through our condensed consolidated statements of income (loss). As such, we expect volatility to our net income (loss) in future periods due to changes in observable prices and impairment related to our non-marketable equity securities accounted for under the Measurement Alternative. These changes could be material based on market conditions. Additionally, the financial success of our investments in privately held companies is typically dependent on a liquidity event, such as a public offering, acquisition, private sale, or other favorable market event providing the ability to realize appreciation in the value of the investment. A hypothetical adverse change of 10% in the carrying value of our strategic investments as of September 30, 2026, which could be experienced in the near term, would have resulted in a decrease of approximately $173 million to the carrying value of the portfolio. We review our non-marketable equity securities accounted for under the Measurement Alternative for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value. Our analysis includes a review of recent operating results and trends, recent purchases and sales of securities, and other publicly available data, for which we assess factors such as the investees’ financial condition and business outlook, industry performance, regulatory, economic, or technological environment, and other relevant events and factors affecting the investees.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), our principal executive officer and our principal financial officer have concluded that as of September 30, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3Q 2026 FORM 10-Q	64

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

3Q 2026 FORM 10-Q	65

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

3Q 2026 FORM 10-Q	66

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

3Q 2026 FORM 10-Q	67

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

We rely on third parties in many aspects of our business, including, but not limited to, networks, banks, payment processors, payment gateways, and other entities that link us to the payment card and bank clearing networks to process transactions and that link us to consumers and other customers to provide financial services; unaffiliated third-party lenders to originate U.S. credit products to consumers, U.S. merchant financing, and branded credit card products; branded debit card and savings products issued by unaffiliated banks; cryptocurrency custodial service providers; and external business partners and contractors who provide key functions (including, but not limited to, data center facilities and cloud computing, IT, and outsourced customer support, accounting, human resources, and product development functions). We are subject to additional risks inherent in engaging and relying upon third-party providers, including operational, legal, regulatory, information security, reputational, commercial, and resiliency risks. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, we are overly reliant on certain relationships, we are unable to negotiate favorable contractual terms, or we experience substantial disruptions in these relationships (including interruptions to the availability of our products and services), our operations, liquidity, results of operations, and financial results could be adversely impacted. Additionally, our relationships with third parties inherently involve a lesser degree of control over business operations, governance, and compliance (including anti-money laundering, sanctions, consumer protection, and other regulatory compliance), which potentially increases our financial, legal, reputational, and operational risk.

3Q 2026 FORM 10-Q	68

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

3Q 2026 FORM 10-Q	69

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

3Q 2026 FORM 10-Q	70

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

The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2026 is summarized below:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(In millions, except per share amounts)
Balance as of June 30, 2026				$10,853
July 1, 2026 through July 31, 2026	10.2	$51.43	10.2	10,329
August 1, 2026 through August 31, 2026	8.4	$59.44	8.4	9,829
September 1, 2026 through September 30, 2026	8.9	$53.48	8.9	9,353
Balance as of September 30, 2026	27.5		27.5	$9,353
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

On August 25, 2026, Aaron Webster, Executive Vice President, Global Chief Risk Officer, adopted an equity trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is scheduled to expire no later than February 28, 2028 with approximately 89,900 shares (vested and net shares expected to vest over the duration of the trading plan) subject to sale under the plan.

3Q 2026 FORM 10-Q	71

ITEM 6: EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	-	-	X
32.01*	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
32.02*	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	-	-	X
101	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the related Notes to Condensed Consolidated Financial Statements	-	-	X
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	-	-	X

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

3Q 2026 FORM 10-Q	72

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PayPal Holdings, Inc.
Principal Executive Officer:

Date:	October 27, 2026	By:	/s/ Enrique Lores
Enrique Lores
President, Chief Executive Officer and Director

Principal Financial Officer:

Date:	October 27, 2026	By:	/s/ Jamie Miller
Jamie Miller
Executive Vice President, Chief Financial and Operating Officer

Principal Accounting Officer:

Date:	October 27, 2026	By:	/s/ Christopher Natali
Christopher Natali
Senior Vice President, Chief Accounting Officer

3Q 2026 FORM 10-Q	73